Form 10-K
period 1996-12-31
EURAMAX INTERNATIONAL PLC
filed 1997-05-09
CIK 1026743

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


     X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ending December 27, 1996

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-14338

                            EURAMAX INTERNATIONAL plc
             (Exact name of registrant as specified in its charter)

           England and Wales                                98-0166997
      (State or other jurisdiction of                      (I.R.S. employer
      incorporation or organization)                      identification No,)

5335 Triangle Pkwy Suite 550, Norcross GA.                       30092
 (address of principal executive offices)                     (Zip Code)


   Registrant's telephone number, including area code: (770) 449-7066

                    Securities registered pursuant to Section
                               12(b) of the Act:


Title of each class                  Name of each exchange on which registered

           None                                       None


           Securities registered pursuant to Section 12(g) of the Act:
                                     None *
                                (Title of Class)

     * Certain notes issued by the Registrant are traded on the Luxembourg Stock Exchange.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. |X|

     As of April 30, 1997, Registrant has outstanding 1,000,000 Ordinary Shares and 34,000,000 Preference Shares. All of these shares were owned by affiliates of the Company.

433340.3

Statements contained in this Form 10-K that are not historical facts are forward looking statements that are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Those statements involve risks and uncertainties. The actual results of Euramax International plc and Subsidiaries (the "Company", "Euramax") could differ significantly from past results, and from those expressed or implied in forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Business," particularly "Business-Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Form 10-K.


                                     Part I

Item 1.  Business

General

Euramax International plc is a leading international producer of aluminum and steel products with facilities in the U.S., the U.K., The Netherlands and France. Euramax's products include painted sheet and coil, siding, roofing, raincarrying systems, windows, doors and various fabricated trim parts and components. The Company is a leading supplier to several niche markets. The Company believes that in 1996 it sold at least 45% and 60% of the aluminum sidewalls used by RV manufacturers in the U.S. and Europe, respectively. In the same year, the Company sold aluminum and steel gutters and downspouts to more than 30 of the largest 50 home centers in the U.S. The Company believes that in 1996 it sold at least 80% of all metal Do-It-Yourself raincarrying products sold to U.S. home centers. The Company also believes that it sold at least 40% of the steel siding sold to producers of manufactured housing in the U.S. Net sales for 1996 in the U.S. and Europe were $301.1 million and $187.8 million, respectively.

Euramax operates downstream of producers of aluminum coil, steel coil and aluminum ingot. These producers supply the Company with aluminum coil, steel coil and aluminum extrusions. The Company sold approximately 137.5 and 167.1 million pounds of aluminum and steel, respectively, in 1996. To a lesser extent, the Company also distributes and fabricates products manufactured from vinyl and fiberglass. The Company's products are sold primarily to manufacturers of RV's and manufactured housing, rural building contractors, distributors and home centers.

Euramax is a national supplier in several of its key U.S. product lines and the only national supplier with in-house coil coating capabilities to supply steel siding to manufactured housing customers and aluminum sidewalls to RV manufacturers. This gives the Company certain advantages over regional suppliers who do not have in-house manufacturing capabilities or national distribution networks. In addition, extensive in-house manufacturing capabilities coupled with product offerings made from alternate raw materials enable Euramax to react to changing customer preferences.

Euramax is a holding company formed by (i) ACP Holding Company ("ACP"), an affiliate of Citicorp Venture Capital, Ltd. and (ii) CVC European Equity
Partners, L.P. ("CVCEEP") and CVC European Equity Partners (Jersey), L.P., (collectively with CVCEEP, "CVC Europe", and collectively with ACP, the "Investor Group") to acquire certain portions of the fabricated products operations of Alumax Inc. ("Alumax") pursuant to the Acquisition (defined below). See "The Transactions." The Company's operations are conducted through subsidiaries in the U.S. and Europe.

The Transactions

Pursuant to a purchase agreement (the "Acquisition Agreement") dated June 24, 1996 between the Company and Alumax, on September 25, 1996 (the "Closing Date"), the Company purchased, through its wholly-owned subsidiaries, all of the issued and outstanding capital stock of certain of Alumax's subsidiaries which operate certain portions of Alumax's fabricated products operation (the "Acquisition"). The purchase price was approximately $251.2 million, which includes estimated acquisition expenses of $3.9 million and adjustments for certain items including cash acquired and working capital. The purchase price is subject to further adjustments upon determination of the final working capital. In order to finance the purchase price, including the payment of deferred financing fees which were approximately $9.9 million, the Company and certain of its wholly-owned subsidiaries (i) incurred approximately $100.0 million of indebtedness under a credit agreement providing for $40.0 million in term loans and a revolving credit facility of up to $85.0 million (the "Credit Agreement"), (ii) issued $135.0 million of subordinated notes and (iii) issued to the Investor Group, certain members of management of the Company (the "Management Investors") and an affiliate of Banque Paribas (the agent under the Credit Agreement), an aggregate of approximately $35.0 million in preference and ordinary shares (the "Equity Contribution").

Business Strategy

The Company's strategy is to expand its leadership position as a producer of aluminum and steel products and to further broaden its current diversity of products, customers and geographic regions in which it operates. To enhance the Company's operations and profitability, the Company expects to pursue a strategy of identifying and acquiring businesses and assets that would enable it to offer complementary products or expand geographic coverage. The Company believes that its strategy of expanding market share, broadening the diversity of its businesses and continuing to provide customers with superior products through responsive, efficient and cost effective distribution systems will be an effective means of increasing profitability while preserving cash flow.

Market Leadership and Diversity of Business

The Company's position as a leading international downstream producer of aluminum and steel products has enabled it to benefit from diversification across economic and product cycles among different geographic regions and customer groups. This diversification has historically enabled Euramax to maintain stable margins even though demand for certain products may be affected by changes in general and regional economic conditions such as trends in disposable income.

Leadership in several markets: The Company's leadership in a variety of niche markets has enabled it to maintain consistent operating results. For example, the Company is a leading supplier of steel and aluminum sidewalls and siding to U.S. RV and manufactured housing producers. The Company believes that its 1996 sales of raincarrying systems represent a majority of such products sold to U.S. home centers. Similar leading positions are enjoyed by the Company's roll formed aluminum sheet and coil products sold to RV manufacturers in the U.S. and Europe.

Manufacturing expertise and diversity of products: The Company's technological expertise and its ability to fabricate from alternative materials has allowed it to develop new products and applications and to respond to the changing product requirements of its customers. Over time, Euramax has increased its ability to offer products manufactured from steel, vinyl and fiberglass, allowing it to meet regional material preferences, to provide substitute products for end-users and to retain customers in the event of demand shifts between raw materials.

Geographic diversity: The Company's sales span both the continental U.S. and Europe, with each representing approximately 61.6% and 38.4% of 1996 net sales, respectively. The Company has manufacturing or distribution facilities strategically located in the U.K., The Netherlands, France and all regions of the continental U.S. The Company's geographic diversity of sales limits reliance on any single regional economy in the U.S. or national economy in Europe.

Customer diversity. The Company is diversified by both size and type of customer. Of the Company's more than 3,700 customers, no single customer accounted for more than 4.6% of net sales in 1996. The top ten customers accounted for approximately 21.1% of 1996 net sales and represented five distinct end-use markets. These characteristics minimize the Company's reliance on individual customers or end-use markets.

Distribution capability. The Company's manufacturing and distribution network consists of 29 strategically located facilities, of which 24 are located in all major regions of the United States, and five are located in Europe. Euramax's network of facilities allows the Company to offer a more comprehensive service than its regional competitors and to meet the increasing demands of its customers for short delivery lead times.

Manufacturing Processes

The Company's manufacturing processes employ a variety of equipment and several types of facilities. Management believes that the Company's effective deployment of equipment enables it to manufacture standard and custom products efficiently and economically. The Company has the equipment necessary for manufacturing substantially all of its products in-house and is able to avoid most forms of outsourcing. This capability provides certain marketing and pricing advantages, including the ability to better control delivery time and to develop new and customer specific products in a more expeditious manner.

The Company's manufacturing process generally begins with painting aluminum or steel coil through a process known as roll coating. Once coated, the aluminum or steel is further fabricated through selected processes which include tension leveling, embossing, slitting, rollforming, brake pressing, notching and bending. These processes complete the appropriate steps to fabricate a finished product.

The Company's coating and fabrication capabilities are described in more detail as follows:

Coating (painting): Roll coating is the process of applying a variety of liquid coatings to bare aluminum or steel coil, providing a baked-on finish that is both protective and decorative. Over 100 million pounds of aluminum and over 30 million pounds of steel are roll coated by the Company at its eight roll coating operations annually. The Company has three such coating lines in the U.S. and five in Europe. The Company's roll coating facility in Roermond, The Netherlands is one of only two facilities in the world capable of coating coil up to 100 inches in width. The Roermond line services a variety of expanding markets in which wide coated aluminum is becoming increasingly important. Wide coils provide customers with the opportunity to produce products more economically by reducing labor costs and requiring fewer joints and seams in their manufacturing processes.

The Company also employs powder coating on a line recently installed to paint aluminum and steel sheets in the U.K. This line is one of only a few in the world with the ability to paint customized and exotic finishes, allowing unique design possibilities on aluminum and steel sheets. These finishes include textures, patterns and decorative styling which have many different applications. The Company coats aluminum extrusions on its two European powder spray coating lines, which are located in France and in the U.K. Two of the Company's lines in the U.S. are used to spray paint steel entry doors. A specialized roller painting operation for appliance parts provides flexibility in specialty decorating parts for certain appliance manufacturers.

Anodizing is an electrochemical process which alters an aluminum surface through a controlled and accelerated oxidation process which, if desired, may also color the material. Anodizing provides a high quality architectural finish to aluminum extrusions which is demanded by certain customers. Anodizing is a key manufacturing process offered by the Company at two of its European facilities.


Fabrication: After coating, much of the Company's coil is processed through slitting operations which cut coils into more narrow widths. The cut coils may then undergo a variety of downstream production processes which further fabricate the aluminum and steel sheet to form the desired product. Fabrication equipment includes rollformers, punch and brake presses and expanding machinery for a variety of applications.

The Company also utilizes specialized equipment to inject and laminate foam to provide insulation and rigidity to metal doors and panels. Production machinery also includes equipment to bend, notch and cut aluminum and vinyl extrusions required, together with glass, for the assembly of windows and doors.

Products and Customers

The Company's products are sold to a diverse group of customers operating in a variety of industries. The Company's sales and marketing effort is organized on a decentralized basis in order to provide the required services to the broad customer and geographic mix with which Euramax is involved. Customers include:

         o  OEMs, including RV, commercial panel and appliance manufacturers
         o  Home Centers
         o  Manufactured Housing
         o  Distributors
         o  Rural Contractors
         o  Home Improvement Contractors

The table below lists the Company's key products, materials used, customers and end-users, and sales regions:



------------------------------------------  ---------------------  -------------------------------------  --------------------------
                Products                          Materials               Customers and End-Users                 Sales Regions
------------------------------------------  ---------------------  -------------------------------------  --------------------------

Specialty Coated Coils (painting             Aluminum, Steel        OEMs, RV Manufacturers,                Europe
      aluminum and steel coils)                                     Various Building Panel
                                                                    Manufacturers
Roofing & Siding                             Aluminum, Steel,       OEMs, RV Manufacturers,                U.S., Europe
                                             Vinyl, Fiberglass      Manufactured Housing, Rural
                                                                    Contractors, Distributors, Home
                                                                    Improvement Contractors
Raincarrying Systems (gutters,               Aluminum, Steel,       Home Centers, Manufactured             U.S., Canada
      downspouts)                            Vinyl                  Housing, Rural Contractors,
                                                                    Home Improvement Contractors
Soffit (roof overhangs), Fascia (trims),     Aluminum, Steel        Home Centers, Manufactured             U.S.
      Flashing (roofing valley material)                            Housing, Rural Contractors,
                                                                    Home Improvement Contractors
Entry Doors                                  Aluminum, Steel,       OEMs, RV Manufacturers,                U.S., Europe
                                             Fiberglass             Distributors, Home Improvement
                                                                    Contractors
Windows                                      Aluminum, Vinyl        OEMs, RV Manufacturers, Home           U.S., Europe
                                                                    Improvement Contractors
Appliance Trims                              Aluminum, Vinyl        OEMs, Appliance Manufacturers          U.S.


Original Equipment Manufacturers ("OEMs") (49.6% of 1996 net sales)

The Company supplies OEMs such as RV manufacturers, commercial panel and appliance manufacturers. The Company's principal OEM customers are described below.

Recreational Vehicle Manufacturers. The Company is a leading supplier of various aluminum products to RV manufacturers in the U.S. and Europe. These products primarily consist of painted aluminum sheet and fabricated painted aluminum panels. The Company uses its decorative graphic coating lines to produce aluminum panels with decorative detailing in a variety of colors. The Company also supplies RV doors, windows and finished aluminum roofing panels. In addition, the Company began supplying laminated aluminum and fiberglass panels to RV manufacturers in 1995.

The Company believes its decorative coating capabilities in the U.S. and in Europe provide a technological advantage not enjoyed by its competitors. These capabilities enable the Company to paint a stripe or other decorative pattern directly onto the aluminum sheet according to customer specifications. Competitors do not have these abilities; instead, they offer a decorative tape which must be applied to the aluminum sheet. The tape cannot be applied with the tight tolerances achieved by the Company's painting process, and does not offer the same graphics variety. In response to demand for laminated products in the U.S. markets, the Company recently opened a lamination line which can laminate, among other things, fiberglass and aluminum.

Commercial Panel Manufacturers: The Company sells painted aluminum coil to customers who produce commercial building panels. These panels become part of a total package of commercial building wall panels and facades. The Company also produces a composite "sandwich" building panel comprised of two aluminum skins with a polystyrene core, which insulates and abates noise. The panels are used in both residential (e.g., room additions and patio enclosures) and commercial applications (e.g., service stations and school buildings), as well as in the construction of "cold rooms" used for the storage of perishable goods.

Appliance Manufacturers: The Company enjoys a leading position in the U.S. niche market for decorated refrigerator trims. The Company provides door trims, drawer fascias, shelf fronts, handles and freezer trims under contracts with the five largest U.S. home appliance manufacturers. In 1993, the Company added vinyl extruding capabilities in response to market changes and growing preference for vinyl extruded parts. The Company intends to utilize its expertise to produce and market its products in other applications including other appliances and automobiles. In Europe, the Company provides coated coil to certain appliance manufacturers for additional fabrication.

Other Manufacturers: The Company also uses its decorative and coil coating capabilities for products supplied to overhead door manufacturers and producers of refrigerated transport containers. Door manufacturers produce the overhead doors, adding the necessary hardware and accessory items to complete the product. Transport container manufacturers represent a growing market for the Company's products.

Home Centers (17.5% of 1996 net sales)

The Company's home center customers supply the well-established Do-It-Yourself ("DIY") market in the U.S., Canada, the United Kingdom and The Netherlands. The Company sells building and construction products, such as residential rain gutter systems, roof flashing products, soffits, fascias, doors, screen door guards, shower, patio, steel roofing and siding, and residential doors. These products, which are designed for ease of installation by DIY consumers, are produced with aluminum, galvanized or painted steel, or occasionally with vinyl depending on regional preferences. Home centers include small hardware stores, large cooperative buying groups, lumberyards and major home center retailers. The Company believes that it is the leading supplier of DIY metal raincarrying systems in the U.S. Competitors are generally regional and thus do not have the advantages of a nationwide service and distribution network such as the Company's. In addition, the Company has invested in a product bar coding system which can be used by the sophisticated inventory scanning systems prevalent in home centers. The Company expects to exploit these strengths to introduce additional DIY products that could be sold through this distribution channel.

Manufactured Housing (8.3% of 1996 net sales)

The Company sells rollformed steel siding and trim parts to producers of manufactured housing in the U.S. These products are used for exterior walls and roofs. The Company is the only supplier of steel siding to the manufactured housing industry that has metal coating capabilities. In addition to the raw material cost benefit, the Company views itself as an innovator in the market for colors and decorative coating. The Company can also meet the demands of the industry's short lead time requirements and more easily supply national accounts with its large network of facilities. The Company has significantly increased its market share in steel siding in the manufactured housing industry over the last three years.

In addition to steel siding, the Company also fabricates and supplies a variety of steel and aluminum trim components for manufactured home exteriors. To a lesser degree, the Company also distributes vinyl siding to certain customers in the manufactured housing industry.

Distributors  (11.1% of 1996 net sales)

The Company sells to distributors (and stockists) which perform as service centers for the next tier of customers in both the U.S. and Europe. A distributor will typically purchase coil which is later broken down or fabricated prior to resale. The Company markets residential steel entry door blanks through millwork distributors, which specialize in windows, doors and associated building products. Other residential building products sold through distributors include a wide range of metal roof flashing materials, painted aluminum trim coil, rain gutter, fascia/soffit systems and drip edges.

Rural Contractors (10.2% of 1996 net sales)

The Company supplies aluminum and steel roofing and siding products to rural contractors for use in agricultural and rural buildings such as sheds and animal confinement buildings. The Company sells its products to traditional rural contractors, including building supply dealers, building and agricultural cooperatives, and animal confinement integrators. Building suppliers and agricultural cooperatives typically purchase smaller quantities of product at multiple locations whereas contractors and integrators generally purchase large volumes for delivery to one site.

Home Improvement Contractors (3.3% of 1996 net sales)

The Company sells a variety of products to home improvement contractors, the most significant of which are vinyl replacement windows. Other products sold to home improvement contractors include awnings, lattice systems, metal roofing, shower doors, patio and entrance doors, and insulated roofing panels. In the U.S., the Company offers a full complement of vinyl replacement windows. In the U.K., the Company produces patio, entrance, and shower doors, marketed primarily to home improvement contractors. The Company is also one of the largest suppliers of lattice and painted aluminum awnings to residential contractors in the western U.S. In addition, the Company manufactures painted aluminum and steel panels for residential roofing, which are distributed primarily in the Pacific Northwest. Although metal roofing costs more than traditional asphalt shingles, it is becoming more popular due to its fire resistance, aesthetic appeal, low cost maintenance and longer life span.

Raw Materials

The Company's products are principally manufactured from aluminum coils and extrusions and steel coils. During 1996, approximately 137.5 million pounds of aluminum products and approximately 167.1 million pounds of steel were sold. The proportion sold in 1996 by value is $308.1 million of aluminum and $115.9 million of steel. Steel weighs approximately three times as much as the same volume of aluminum. In addition, the Company sold $64.8 million of products manufactured from materials other than aluminum and steel in 1996.

All the Company's raw material inputs are sourced from external suppliers. The Company purchases its steel and aluminum sheet requirements from several foreign and domestic aluminum and steel mills. Management believes there is sufficient supply in the marketplace to competitively source all of its requirements without reliance on any particular supplier. The Company's large volume of aluminum and steel purchases afford it competitive market pricing.

The steel coil used by the Company, light gauge galvanized steel sheet, has a stable price history relative to aluminum and its price fluctuations have been generally passed on to the Company's customers. Aluminum raw material cost increases and decreases can temporarily affect the Company's margins. Supplier price increases, of normal frequency and amount, can be passed on to customers usually within two to four months. Conversely, as aluminum prices decline, corresponding price reductions are typically passed on to customers.

The Company continually scrutinizes aluminum costs and adjusts its purchasing, inventory and sales programs accordingly. At certain times, the Company adopts a strategy of locking in margins on long-term, higher volume contracts by buying aluminum at a fixed price in order to guarantee a margin on a specific customer order. At times, high aluminum prices have led customers to use alternative products, including steel, vinyl and fiberglass. The Company believes that its ability to supply certain products manufactured from these alternatives, provides it with a competitive advantage over competitors who do not offer these choices.

Competition

In the U.S., competition comes largely from privately held companies that are generally much smaller than the Company. In Europe, competitors of the Company include three to four integrated companies in the specialty coil-coating business. Other smaller companies compete with the Company in the building and construction, RV and transportation markets in Europe, both on a regional basis and some on a pan-European basis.

Environmental, Health and Safety Matters

The Company's manufacturing facilities are subject to a range of federal, state, local and foreign environmental and occupational health and safety laws, including those which relate to air emissions, wastewater discharges, the handling and disposal of solid and hazardous waste, and the remediation of contamination associated with the current and historic use of hazardous substances or materials (collectively, "Environmental Laws"). If a release of hazardous substances or materials occurs on or from the Company's properties or any offsite disposal location used by the Company, or if contamination from prior activities is discovered at any of the Company's properties, the Company may be held liable for the costs of remediation (including any response costs), natural resource damages and associated transaction costs. While the amount of such liability could be material, the Company devotes resources to ensuring that its current operations are conducted in a manner that intends to reduce such risks.

Based upon an environmental review conducted by outside consultants in connection with the Acquisition and assuming compliance by Alumax with its indemnification obligations under the Acquisition Agreement, the Company believes that it is currently in compliance with, and not subject to liability under, Environmental Laws except where such noncompliance or liability would not reasonably be expected to have a material adverse effect on the consolidated financial position or results of operations of the Company and its subsidiaries taken as a whole. Pursuant to the terms of the Acquisition Agreement, Alumax has agreed to correct and to bear substantially all costs with respect to certain identified conditions of potential noncompliance and liability under Environmental Laws, none of which costs are currently believed to be material. Alumax's indemnification obligations under the Acquisition Agreement are not subject to an aggregate dollar limitation with respect to specifically identified environmental matters. However, with respect to all other environmental matters, Alumax's obligations are limited to $125.0 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operation- Environmental Matters."

Employees

As of December 27, 1996, the Company employed 2,233 people of which 828 were employed in Europe and 1,405 were employed in the United States. Of these 2,233 employees, 28% were salaried and 72% were hourly employees. Manufacturing employees at seven of the Company's manufacturing facilities are covered by collective bargaining agreements. The Company and its subsidiaries are not party to any pending labor proceedings and believe that employee relations are satisfactory.

                                  Risk Factors

Substantial Leverage

The Company incurred significant debt in connection with the Acquisition. As of December 27, 1996, the Company had outstanding indebtedness of $211.7 million, $35.2 million of Preference Shares (as defined) and $1.0 million of ordinary shareholders' equity. For the year ended December 27, 1996, the Company's ratio of earnings to fixed charges was 1.25 to 1. The Company's leveraged financial position poses substantial consequences to holders of the subordinated notes, including the risks that: (i) a substantial portion of the Company's cash flow from operations is dedicated to the payment of interest on the subordinated notes and the payment of principal and interest under the Credit Agreement and other indebtedness; (ii) the Company's leveraged position may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, including acquisitions; and (iii) the Company's highly leveraged financial position may make it more vulnerable to economic downturns and may limit its ability to withstand competitive pressures. The Company believes that, based on its current level of operations, it will have sufficient capital to carry on its business and will be able to meet its scheduled debt service requirements. However, there can be no assurance that the future cash flow of the Company will be sufficient to meet the Company's obligations and commitments. In addition, the Credit Agreement contemplates that all borrowings thereunder will become due prior to 2003. If the Company is unable to generate sufficient cash flow from operations in the future to service its indebtedness and to meet its other commitments, the Company will be required to adopt one or more alternatives, such as refinancing or restructuring its indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. There can be no assurance that any of these actions could be effected on a timely basis or on satisfactory terms or that these actions would enable the Company to continue to satisfy its capital requirements. In addition, the terms of existing or future debt agreements, including the Credit Agreement and related indenture, may prohibit the Company from adopting any of these alternatives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Customers in Cyclical Industries

Demand for most of the Company's products is cyclical in nature and subject to changes in general economic conditions that affect market demand. Sales to the building and construction markets are driven by trends in commercial and residential construction, housing starts, residential repair and remodelings. Transportation sales are also cyclical in nature and typically follow the trends in the automotive, truck and recreational vehicle manufacturing industries. Historically, lower demand has led to lower margins, lower production levels, or both.

Dependence on Aluminum

The Company's primary raw material is aluminum coil. Because changes in aluminum prices are generally passed through to the Company's customers, increases or decreases in aluminum prices generally cause corresponding increases and decreases in reported net sales, causing fluctuations in reported revenues that are unrelated to the level of business activity. However, if the Company is unable to pass through aluminum price changes to its customers in the future, the Company could be materially adversely affected. Any major dislocation in the supply and/or price of aluminum could have a material adverse effect on the Company's business and financial condition. The Company is therefore subject to the short-term commodity risk of carrying aluminum in its inventory. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Subordination of Notes; Holding Company Structure

The subordinated notes and a related guarantee (the "Guarantee") given by Amerimax Holdings, Inc., the U.S. holding company subsidiary of Euramax, are contractually subordinated to all Senior Debt including all obligations under the Credit Agreement. In the event of a circumstance in which the contractual subordination provisions apply, holders of the subordinated notes will not be entitled to receive, and will have an obligation to pay over to holders of Senior Debt, any payments they may receive in respect of such notes, including any payments received in respect of any Claims (as defined in the related indenture). At December 27, 1996, the aggregate amount of consolidated indebtedness and other liabilities which the notes are effectively subordinated to is approximately $151.6 million, of which approximately $76.7 million is outstanding under the Credit Agreement. The indebtedness under the Credit Agreement will become due prior to the time the principal obligations under the Notes become due. The issuers of the subordinated notes, which are the Company and two of its subsidiaries, Euramax European Holdings PLC and Euramax European Holdings, B.V. (the "Issuer") and the Amerimax Holdings, Inc. (the "Guarantor") are holding companies and do not have any independent operations. Accordingly, the notes and the Guarantee are structurally subordinated to all existing and future indebtedness of the subsidiaries of the Issuers and the Guarantor, through which the Company's operations are conducted, including obligations under the Credit Agreement. Subject to certain limitations, the Indenture will permit the Issuers and their subsidiaries to incur additional indebtedness. See "The Transactions." The holders of any indebtedness of the Issuers' subsidiaries are entitled to payment of their indebtedness from the assets of such subsidiaries prior to the holders of any general unsecured obligations of the Issuers, including the Notes. In addition, substantially all of the assets of the Company and its subsidiaries are or may in the future be pledged to secure other indebtedness of the Company.

Restrictions Imposed by the Credit Agreement and the Indenture

The Credit Agreement requires the Company to maintain specified financial ratios and tests, among other obligations, including a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio, a minimum EBITDA requirement and maximum amounts of capital expenditures. In addition, the Credit Agreement restricts, among other things, the Issuers' ability to incur additional indebtedness and make acquisitions. A failure to comply with the restrictions contained in the Credit Agreement could lead to an event of default thereunder which could result in an acceleration of such indebtedness. Such an acceleration would constitute an event of default under the Indenture relating to the Notes. In addition, the Indenture restricts, among other things, the Company's ability to incur additional indebtedness, sell assets, make certain payments and dividends or merge or consolidate. A failure to comply with the restrictions in the Indenture could result in an event of default under the Indenture.

Acquisition Strategy

As part of the Company's strategy to enhance and maintain its competitive position, the Company has entered into an agreement for the acquisition of the Fabral building panel manufacturing operations ("Fabral") from Gentek Holdings, Inc. There can be no assurance that the Fabral acquisition will be consummated or that the Fabral acquisition or any future acquisitions will not have a material adverse effect upon the Company, particularly in the fiscal quarters immediately following the consummation of such transactions due to operational disruptions, unexpected expenses and accounting charges which may be associated with the integration of such acquisitions.


Although no additional agreements have been reached, the Company has engaged in and continues to engage in evaluations of and discussions with potential acquisition candidates. Any such transaction(s) may be financed by the incurring of additional indebtedness which could be material. See "Risk Factors Substantial Leverage." Any such transaction(s) would be subject to negotiations of definitive agreements, satisfactory financing arrangements (including compliance with the limitations on issuance of indebtedness in the Indenture and in the Credit Agreement) and applicable governmental approvals and consents. No such agreements have been reached to date, and there can be no assurance that any additional acquisitions will be completed or that such acquired entities or assets will be successfully integrated into the Company's operations, or will be able to operate profitably.

Risk of Currency Exchange Rate Fluctuations and International Manufacturing

In 1996, approximately 38% of the Company's net sales were made outside the United States. The U.S. dollar value of the Company's sales varies with currency exchange rate fluctuations. Changes in currency exchange rates could have an adverse effect on the Company's results of operations and its ability to meet interest and principal obligations on the Notes. International manufacturing and sales are subject to risks including labor unrest, potentially high costs of terminating labor contracts, restrictions on transfers of funds, export duties and quotas, domestic and international customs and tariffs, unexpected changes in regulatory environments, difficulty in obtaining distribution and support, potentially adverse tax consequences and changes in effective tax rates. There can be no assurance that any of the foregoing factors will not have a material adverse effect on the Company's ability to increase or maintain its international sales or on the Company's results of operations. See "Business."

Impact of Environmental Regulation

The Company's U.S. and European facilities are subject to the requirements of federal, state, local and foreign environmental and occupational health and safety laws and regulations. There can be no assurance that Euramax is at all times in compliance with all such requirements. Euramax has made and will continue to make capital expenditures to comply with environmental requirements. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from Euramax's properties or any offsite disposal location used by Euramax, or if contamination from prior activities is discovered at any of Euramax's properties, Euramax may be held liable for cleanup costs, natural resource damages and associated transaction costs. The amount of such liability could be material. Euramax has been named a party potentially responsible for the costs of investigating and remediating nine waste disposal sites, pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1990. In addition, Euramax is currently engaged in environmental remediation or has reason to believe that remediation may be required at three properties currently operated by the Company. See "Business - Environmental, Health and Safety Matters."

Dependence on Key Personnel

The Company is dependent on the continued services of its senior management team. Although the Company believes it could replace key employees in an orderly fashion should the need arise, the loss of such key personnel could have a material adverse effect on the Company. The Company does not maintain key-person insurance for any of its officers, employees or directors. See "Management Directors and Key Officers."

Competition

The markets in which the Company competes are highly competitive. In the United States, competition comes largely from privately held companies that are generally much smaller than the Company. In Europe, competitors of the Company include three to four integrated companies in the specialty coil coating business. Other smaller companies compete with the Company in the building and construction, RV and transportation markets in Europe, both on a regional basis and some on a pan-European basis. There can be no assurance that the Company will be able to compete effectively in each of its markets in the future. See "Business - Competition."

Controlling Shareholders

The Investor Group owns 79.2% of the outstanding ordinary shares of the Company and collectively controls the affairs and policies of the Company. Circumstances may occur in which the interests of the Investor Group, as shareholders of the Company, could be in conflict with the interests of the holders of the Notes. In addition, the Investor Group may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of the Notes. See "Security Ownership."

Limitations on Change of Control

In the event of a Change of Control, the Issuers will be required to make an offer for cash to repurchase the Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the repurchase date. A Change of Control will result in an event of default under the Credit Agreement and may result in a default under other indebtedness of the Company that may be incurred in the future. The Credit Agreement will prohibit the purchase of outstanding Notes prior to repayment of the borrowings under the Credit Agreement and any exercise by the holders of the Notes of their right to require the Company to repurchase the Notes will cause an event of default under the Credit Agreement. Finally, there can be no assurance that the Company will have the financial resources necessary to repurchase the Notes upon a Change of Control.

Risk of Fraudulent Transfer

Amerimax, as Guarantor, has guaranteed the entire aggregate principal amount of the subordinated notes. Amerimax has issued an intercompany note (the "Intercompany Note") to the Company in the principal amount of approximately $80.2 million. Under applicable provisions of the U.S. Bankruptcy Code or comparable provisions of state fraudulent transfer or conveyance laws, if Amerimax, at the time it issued the Guarantee, (i) incurred such indebtedness with intent to hinder, delay or defraud creditors, or (ii)(a) received less than reasonably equivalent value or fair consideration for incurring such indebtedness and (b)(1) was insolvent at the time of incurrence, (2) was rendered insolvent by reason of such incurrence (and the application of the proceeds thereof), (3) was engaged or was about to engage in a business or transaction for which the assets remaining with the Company constituted unreasonably small capital to carry on its businesses, or (4) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, then, in each case, a court of competent jurisdiction could void, in whole or in part, the Notes, or, in the alternative, subordinate the Guarantee to existing and future indebtedness of Amerimax. To the extent that the Guarantee and/or the Intercompany Note were determined to be a fraudulent conveyance or held unenforceable for any reason, the holders of the Notes would cease to have a claim, or would have a limited claim, in respect to Amerimax. In such event, the claims of the holders of the Notes would be subject to the prior payment of all liabilities of Amerimax. The measure of insolvency for purposes of the foregoing will vary depending upon the law applied in such case. Generally, however, Amerimax would be considered insolvent if the sum of its debts, including contingent liabilities, was greater than all of its assets at fair valuation or if the present fair saleable value of its assets was less than the amount that would be required to pay the probable liability on its existing debts, including contingent liabilities, as they become absolute and matured.

Each of Euramax, Euramax U.K. and Euramax B.V. are severally liable for the entire aggregate principal amount of the Notes. To the extent that insolvency, bankruptcy or fraudulent transfer laws, or their equivalents, in the jurisdictions of incorporation of Euramax, Euramax U.K. or Euramax B.V. have provisions similar to those described above and an administrator or a court of competent jurisdiction were to make a finding of insolvency or a similar holding, all or a portion of the claims with respect to that Issuer in respect of the Notes could be avoided or subordinated to other debts of such Issuer. In the event an administrator, a court, or other equivalent person were to avoid or subordinate the Notes, holders of the Notes would cease to have a claim in respect to such Issuer and would be solely creditors of the remaining Issuers and the Guarantor.

Management believes that, for purposes of all such insolvency, bankruptcy and fraudulent transfer or conveyance laws, the Notes and the Guarantee were issued without the intent to hinder, delay or defraud creditors and for proper purposes and in good faith and that the Issuers and the Guarantor, after the issuance of the Notes and the Guarantee and the application of the proceeds thereof, will be solvent, will have sufficient capital for carrying on their respective business and will be able to pay their respective debts as they mature. There can be no assurance, however, that a court passing on such questions would agree with management's view.

Item 2.  Properties

The Company's principal business office and headquarters are located in Uxbridge, England, with executive offices located in Norcross (Atlanta), Georgia. The principal facilities of the Company as of December 27, 1996 are listed below:


               Facility                                        Function                         Square Feet
---------------------------------------         ---------------------------------------   ------------------------

U.S.
      Anaheim, CA                                Manufacturing (Leased)                       15,000
      Bedford Park, IL                           Manufacturing (Leased)                       70,000
      Bloomsburg, PA                             Manufacturing (Leased)                       96,000
      Bristol, IN                                Manufacturing (Owned)                       110,115
      Bristol, IN                                Office (Leased)                               3,454
      Carrollton, KY                             Manufacturing (Owned)                       127,000
      Dallas, TX                                 Office (Leased)                              12,230
      Elkhart, IN                                Manufacturing (Leased)                       60,000
      Grand Prairie, TX                          Manufacturing (Leased)                       45,281
      Lancaster, PA                              Manufacturing (Owned)                       220,000
      Loveland, CO                               Manufacturing (Leased)                       20,133
      Mansfield, TX                              Manufacturing (Owned)                        55,280
      Marshfield, Wl                             Manufacturing (Owned)                        28,200
      McPherson, KS                              Manufacturing (Owned)                        35,000
      Mesa, AZ                                   Manufacturing (Leased)                       30,200
      Moulton, AL                                Manufacturing (Owned)                        39,152
      Norcross, GA                               Executive Offices (Leased)                    3,627
      Ocala, FL                                  Manufacturing (Leased)                       85,190
      Reidsville, NC                             Manufacturing (Leased)                       62,575
      Richmond, IN                               Office and Manufacturing (Leased)            82,720
      Romoland, CA                               Manufacturing (Owned)                        65,500
      Sacramento, CA                             Manufacturing (Leased)                       40,800
      Stayton, OR                                Manufacturing (Leased)                       35,733
      Tifton, GA                                 Manufacturing (Leased)                       55,600
      Tucker, GA                                 Manufacturing (Leased)                       35,000
      West Sacramento, CA                        Manufacturing (Leased)                       70,000
      West Helena, AR                            Manufacturing (Owned)                       230,000
EUROPE
      Corby, England                             Manufacturing (Owned)                       171,000
      Pudsey, England                            Manufacturing (Owned & Leased)              211,200
      Uxbridge, England                          Headquarters (Leased)                         1,400
      Andrezieux-Boutheon,                       Manufacturing(Owned)                         69,968
      France
      Montreuil-Bellay, France                   Manufacturing (Owned)                       178,663
      Roermond, The Netherlands                  Manufacturing (Owned)                       208,216


Management believes that the Company's facilities, taken as a whole, have adequate productive capacity and sufficient manufacturing equipment to conduct business at levels meeting current demand.

Item 3.  Legal Proceedings

The Company and its subsidiaries are not currently parties to any pending legal proceedings other than such proceedings incident to its business. Management believes that such proceedings would not, individually or in the aggregate, reasonably be expected to have a material adverse effect on the consolidated financial position or results of operations of the Company and its subsidiaries taken as a whole. See further information provided in Item 1. "Business" and
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 4.  Submission of  Matters to a Vote of Security Holders

There were no items submitted for vote of Security Holders.

Item 5.  Market for Registrant's Common Equity and Related Stockholders Matters

The Company consummated an exchange offer of notes pursuant to a registration statement filed under the Securities Act of 1933. There is no established public trading market for any class of common ("ordinary") equity of the Company. As of December 27, 1996 there are 13 holders of record of the Company's ordinary shares.

In connection with the Transactions, the Company issued 34,000,000 shares of redeemable preference shares. The preference shares accrue fixed, cumulative dividends of 14% per annum compounded quarterly. These preference shares are more fully described in Note 6 to the Financial Statements.

During the fourth quarter of fiscal 1996, no securities were issued by the Company which were not registered under the Securities Act of 1933, except the initial issuance of notes in connection with the Acquisition. These notes were sold pursuant to Rule 144A, as previously described in the Company's Registration Statement on Form S-4.

Item 6.  Selected Historical Financial Data

Set forth below are selected historical financial data of the Company as of the dates and for the periods presented. For purposes of this presentation, all predecessor financial data represents such data for the Company when it was a division of Alumax. The selected historical financial data as of and for each of the three years in the period ended December 31, 1995, and the nine months ended September 25, 1996, and the three months ended December 27, 1996, were derived from the audited Financial Statements of the Company. The selected historical financial data as of and for the year ended December 31, 1992 were derived from the unaudited Financial Statements of the Company for such period which, in the opinion of management of the Company, reflect all adjustments necessary to present fairly the combined financial position and results of operations of the unaudited period. Due to required purchase accounting adjustments relating to the Transaction the consolidated financial and other data for the period subsequent to the acquisition (the "Successor" period) is not comparable to such data for the periods prior to the acquisition (the "Predecessor" periods). The information contained in this table should be read in conjunction "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and accompanying notes thereto included herein.


                                 -------------------------------------------------------------------  -----------------  -----------
                                                             Predecessor                                  Successor       Combined
                                 -------------------------------------------------------------------  -----------------  -----------
                                                                                          Nine              Three
                                                                                         months            months          Year
                                                                                         ended              ended          ended
                                             Year ended December 31,                 September 25,      December 27,   December 27,
                                 -------------------------------------------------
Thousands of U.S. Dollars           1992         1993        1994         1995            1996              1996           1996
                                 -----------  ----------  -----------  -----------  ----------------  -----------------  -----------
Statement of Earnings Data:
Net sales                        $  392,781   $ 385,487   $  446,572   $  483,462   $       363,308   $        125,529  $ 488,837
                                 -----------  ----------  -----------  -----------  ----------------  -----------------  ---------
Costs and expenses:
    Cost of goods sold              317,691     316,841      366,717      399,989           300,185            104,055    404,240
    Selling and general              34,430      35,336       42,424       41,351            33,286             10,950     44,236
    Depreciation and amortization     8,088       7,645        7,672        7,980             6,995              2,591      9,586
                                 -----------  ----------  -----------  -----------  ----------------  -----------------  ---------
                                    360,209     359,822      416,813      449,320           340,466            117,596    458,062
                                 -----------  ----------  -----------  -----------  ----------------  -----------------  ---------
    Earnings from operations         32,572      25,665       29,759       34,142            22,842              7,933     30,775

Interest expense                    (1,689)     (1,950)      (1,155)      (4,089)            ( 930)            (6,235)    (7,165)
Interest income                       1,311         800          900        1,100               308                 48        356
Other income (expense)                (139)       (348)        (285)         (96)             (298)              (235)      (533)
                                 -----------  ----------  -----------  -----------  ----------------  -----------------  ---------
    Earnings before income taxes     32,055      24,167       29,219       31,057            21,922              1,511     23,433
Provision for income taxes           15,135       8,708       12,038       11,399             8,342                505      8,847
                                 -----------  ----------  -----------  -----------  ----------------  -----------------  ---------

Net earnings                         16,920      15,459       17,181       19,658            13,580              1,006     14,586
Dividends on redeemable
    preference  shares                    -           -            -            -                 -              1,191      1,191
                                 -----------  ----------  -----------  -----------  ----------------  -----------------  ---------
Net earnings (loss) available
    ordinary shareholders for    $   16,920   $  15,459   $   17,181   $   19,658   $        13,580   $          (185)  $  13,395
                                 ===========  ==========  ===========  ===========  ================  =================  =========

Other Data:
Capital expenditures             $    8,879   $   7,700   $    9,595   $   17,429   $        11,518   $            682  $  12,200
Ratio of earnings to fixed charges(1) 12.45x       8.76x       13.04x        6.83x            12.63x              1.26x      3.78x
Balance Sheet Data (end of period):
Working capital                  $   79,611   $ 102,707   $  126,659   $  127,380   $       120,940   $         97,619  $  97,619
Total assets                        170,372     196,541      236,771      236,649           335,766            327,293    327,293
Total long-term debt, including
    current maturities                    _           _            _            _           235,000            211,740    211,740
Redeemable preference shares              _           _            _            _            34,000             35,191     35,191
Total ordinary shareholders' equity 105,976     110,523      133,786      151,461             1,000              2,173      2,173

----------------------

    (1) Earnings used in computing the ratio of earnings to fixed charges consist of earnings before income taxes plus fixed charges. Fixed charges consist of interest expense, including amortization of debt issuance costs and the estimated interest component of rent expense.

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the "Selected Historical Financial Data" and the Financial Statements of the Company and the accompanying notes thereto included elsewhere herein. Certain risk factors, among others, should be considered carefully in evaluating the Company and its business. These risk factors include the following: (i) Substantial Leverage,
(ii) Customers in Cyclical Industries, (iii) Dependence on Aluminum, (iv) Subordination on New Notes, (v) Restrictions imposed by the Credit Agreement and Indenture, (vi) Acquisition Strategy, (vii) Risk of Currency Exchange Rate Fluctuations and International Manufacturing, (viii) Impact of Environmental Regulation, (ix) Dependence on Key Personnel, (x) Competition, (xi) Controlling Shareholders, (xii) Limitations on Change of Control, and (xiii) Risk of Fraudulent Transfer.

General

The Company is a leading international downstream producer of aluminum and steel products with facilities in the U.S., the U.K., The Netherlands and France. Euramax's products are produced primarily from light gauge aluminum and steel coil and include painted sheet and coil, siding, roofing, raincarrying systems, windows, doors and various trim parts and components. The Company's products are sold primarily to manufacturers of RV's and manufactured housing, rural building contractors, distributors and home centers. See "Business." The Company was formed in 1996 by the Investor Group to acquire certain portions of Alumax's fabricated products operations pursuant to the Acquisition.

Approximately 60% of the Company's 1996 net sales were derived from sales of aluminum products. Unlike other raw materials used by the Company, the cost of aluminum is subject to a high degree of volatility caused by the relationship of world aluminum supply to world aluminum demand. Historically, prices at which the Company sells aluminum products tend to fluctuate with corresponding changes in the prices paid to suppliers for aluminum raw materials. Supplier price increases of normal amount and frequency can generally be passed to customers within two to four months. Accordingly, the Company's reported net sales of aluminum products may fluctuate with little or no change in the volume of aluminum shipments.

Historically, the Company has not engaged in hedging activities intended to manage risks relating to fluctuations in foreign currency exchange rates or movements in market prices of steel and aluminum raw materials. See Note 5 to the Financial Statements included elsewhere herein for a description of currency swaps entered into by the Company upon consummation of the Acquisition.

See Note 1 to the Financial Statements included elsewhere herein for a description of the basis of presentation of financial information and the Company's relationship with Alumax, its former parent. Alumax operated in a decentralized manner; therefore, many corporate functions were performed directly by the Company. However, Alumax provided the Company with certain administrative services, including but not limited to tax compliance, treasury services, human resource administration, legal services, and investor relations. The financial statements included elsewhere herein, and other financial information set forth herein, have been presented on a combined basis for periods prior to the Acquisition (the "Predecessor periods"), giving effect to, among other items, corporate expenses which anticipated requirements as a stand-alone company.

For purposes of the discussion below, the results of operations for the year ended December 27, 1996 represent the mathematical addition of the historical amounts for the Predecessor period (January 1, 1996 through September 25, 1996) and the Successor period (September 26, 1996 through December 27, 1996) and are not indicative of the results that would actually have been obtained if the Acquisition had occurred on December 31, 1995.

Net earnings for the year ended December 27, 1996 totaled $14.6 million as compared to net earnings of $19.7 million and $17.2 million for the years ended December 31, 1995 and 1994, respectively. The 1996 results reflect slow growth in sales due to unfavorable economic conditions in Europe for the first four months of the year, coupled with increased interest expense from the debt incurred in connection with the Transactions.

Results of Operations

The following table sets forth the Company's Statement of Earnings Data expressed as a percentage of net sales:


                                                         December 31,        December 31,       December 31,         December 27,
                                                             1993                1994               1995                 1996
                                                       -----------------  ------------------  -----------------  ------------------

Statement of Earnings Data:
Net sales                                                     100.0%              100.0%             100.0%                100.0%
Costs and expenses:
         Cost of goods sold                                    82.2                82.1               82.7                  82.7
         Selling and general                                    9.1                 9.5                8.5                   9.0
         Depreciation and amortization                          2.0                 1.7                1.7                   2.0
                                                       -----------------  ------------------  -----------------  ------------------
            Earnings from operations                            6.7                 6.7                7.1                   6.3
Interest expense, net                                           0.3                 0.1                0.7                   1.4
Other expense, net                                              0.1                 0.1                0.0                   0.1
                                                       -----------------  ------------------  -----------------  ------------------
            Earnings before income taxes                        6.3                 6.5                6.4                   4.8
Provision for income taxes                                      2.3                 2.7                2.3                   1.8
                                                       -----------------  ------------------  -----------------  ------------------
Net earnings                                                    4.0%                3.8%               4.1%                  3.0%
                                                       =================  ==================  =================  ==================


Year ended December 27, 1996 compared to the year ended December 31, 1995.


Net sales. Net sales increased 1.1% to $488.8 million for the year ended December 27, 1996 from $483.5 million for the year ended December 31, 1995. This increase is primarily attributable to (i) an increase of approximately $13.3 million in net sales in the U.S. due to increased demand in the manufactured housing and home center markets and (ii) an increase in sales to the vehicular sector in Europe of approximately $4.2 million, partially offset by (iii) a decrease in demand in the U.K. industrial market of approximately $7.8 million,
(iv) a weakening of the Company's key foreign currencies totaling approximately $4.9 million (particularly the Dutch Guilder) compared to the U.S. Dollar and
(v) approximately $500,000 of other individually insignificant occurrences. Net sales in the U.S. increased 4.6% to $301.1 million in 1996 from $287.8 million in 1995. Net sales in Europe decreased 4.0% to $187.8 million in the year ended December 27, 1996 from $195.7 million in the year ended December 31, 1995.


Cost of goods sold. Cost of goods sold, as a percentage of net sales, of 82.7% for the year ended December 27, 1996 approximated the 1995 cost of goods sold of 82.7%. The average cost of aluminum in 1996 was 18.6% lower than in 1995. Cost of goods sold for 1996 remained virtually unchanged from 1995. After consideration of non-recurring charges, cost of goods sold decreased from 82.7% to 82.1%. This decrease is attributable to non-recurring charges in 1995 which included $1.9 million paid to the parent company for the difference between intergroup transfer prices and prices paid locally, $900,000 to outsource painting costs while upgrading painting facilities and approximately $400,000 in plant closing costs.

Selling and general. Selling and general expenses, as a percentage of net sales, increased to 9.0% in the year ended December 27, 1996 from 8.5% in 1995. This increase is attributable to increases of approximately $750,000 in advertising and commissions in 1996, increases in corporate charges during 1996 of $567,000, additional information system expenses incurred in 1996 of $388,000, reversal of provision for doubtful accounts during 1995 of $264,000, and other individually insignificant occurrences of approximately $916,000.

Depreciation and amortization. Depreciation and amortization increased by 20.1% in the year ended December 27, 1996 as compared to 1995. This increase of $1.6 million was due to (i) the Company's investment in a roll coating facility placed in service in the U.S. in 1996 and (ii) the increased amortization of goodwill and revalued assets in 1996 resulting from purchase accounting adjustments.

Earnings from operations. For reasons stated above, earnings from operations in the U.S. increased 3.6% to $11.6 million in 1996 from $11.2 million in 1995. Earnings from operations in Europe decreased 16.2% to $19.2 million in the year ended December 27, 1996 from $22.9 million in the same period in 1995.

Interest expense, net. Net interest expense in the year ended December 27, 1996 increased substantially to $6.8 million from a 1995 level of $3.0 million. This increase was due primarily to interest as a result of the Acquisition debt incurred. Net interest expense in 1995 consisted primarily of interest charged by Alumax for certain specific intercompany borrowings.

Other expenses, net.   Other expense was not significant in either 1996 or 1995.

Provision for income taxes. The effective rate of the provision for income taxes for the full year 1996 increased to 37.7% from 36.7% in 1995. The increase is due primarily to a higher portion of earnings taxed in the U.S. in 1996 compared to 1995. For the full year 1996, 37.8% of earnings from operations were attributable to the U.S. operations, excluding corporate costs, compared to only 32.8% in 1995. In contrast, earnings in Europe comprised 62.2% in the full year 1996, a decrease from the 67.2% which was reported for the full year 1995, again excluding any costs at the corporate level. Earnings in the U.S. are subject to higher income tax rates than in Europe and are also subject to state income taxes.

Year ended December 31, 1995 compared to year ended December 31, 1994

Net sales. Net sales increased 8.3% to $483.5 million for the year ended December 31, 1995 from $446.6 million in 1994. The increase was attributable primarily to (i) an increase of approximately $41.3 million due to higher selling  prices  for  aluminum  products  precipitated  by a 36.6%  increase  in aluminum costs from 1994 to 1995, (ii) an increase in steel shipments of approximately $15.0 million to manufactured housing producers and (iii) a strengthening of the Company's key foreign currencies of approximately $14.9 million (particularly the Dutch Guilder) compared to the U.S. Dollar. These increases were partially offset by an approximate $20.0 million decline in aluminum sales volume and approximately $14.3 million of other individually insignificant occurrences. The Company's facilities in the U.S. and Europe both experienced sales growth as prices increased due to declining world-wide aluminum inventories brought on by an increase in demand. For these reasons, net sales in the U.S. increased 0.3% to $287.8 million for the year ended December 31, 1995 from $286.8 million for the year ended December 31, 1994. Net sales in Europe increased 22.4% to $195.7 million for the year ended December 31, 1995 from $159.8 million for the year ended December 31, 1994.

Cost of goods sold. Cost of goods sold, as a percentage of net sales, increased to 82.7% in 1995 from 82.1% in 1994. This increase was due to higher average aluminum costs which could not be immediately passed along to customers and increased steel usage due to higher volumes sold. The average cost of aluminum was approximately 36.6% higher in 1995 as compared to 1994. Aluminum costs included non-recurring charges of approximately $1.9 million paid to the parent company for the difference between intergroup transfer prices and prices paid locally. Other non-recurring costs in 1995 included $900,000 to outsource painting costs while upgrading painting facilities and approximately $400,000 in plant closing costs.

Selling and general. Selling and general expenses, as a percentage of net sales, decreased to 8.5% in 1995 from 9.5% in 1994. This decrease was due to (i) approximately $.7 million of nonrecurring expenses incurred in 1994 related to the closing of two facilities, (ii) a management information system conversion which resulted in certain duplicate operating and maintenance costs during 1994 of approximately $600,000, and (iii) an increase in sales largely driven by aluminum price increases.

Depreciation and amortization. Depreciation and amortization was 1.7% of net sales in both 1995 and 1994. However, the actual charge increased by approximately $300,000 due to depreciation expense related to a new coil coating facility in Lancaster, PA, and the expansion of a European facility to accommodate the relocation of a sheeting department.

Earnings from operations. For reasons stated above, earnings from operations in the U.S. decreased 32.8% to $11.2 million for the year ended December 31, 1995 from $16.7 million for the year ended December 31, 1994. Earnings from operations in Europe increased 75.2% to $22.9 million for the year ended December 31, 1995 from $13.1 million for the year ended December 31, 1994.

Interest expense, net. Interest expense, net of incidental interest and finance income, increased to $3.0 million in 1995 from approximately $300,000 in 1994. This increase was due to discretionary charges of interest on net working capital that were not charged in previous years by Alumax and its affiliates.

Other expense, net. Other expense was not significant for the years ended December 31, 1995 and 1994.

Provision for income taxes. The effective rate for the provision for income taxes decreased from 41.2% in 1994 to 36.7% in 1995. This decrease was due to a decline in the earnings of the U.S. operations in 1995 compared to 1994 levels, partially offset by higher earnings attributable to the European operations. Earnings in the U.S. are subjected to slightly higher income tax rates than in the European countries, and are also subject to state income taxes.


Liquidity and Capital Resources

Liquidity. The Company's primary liquidity needs arise from debt service on indebtedness incurred in connection with the Transactions and the funding of capital expenditures. As of December 27, 1996, the Company had outstanding indebtedness for borrowed money of $211.7 million, $35.2 million of Preference Shares and ordinary shareholders' equity of $2.2 million. Included in such indebtedness was approximately $76.8 million under the Credit Agreement, consisting of $40.4 million under the Term Loan and $36.4 million under the Revolving Credit Facility. The undrawn amount of the Revolving Credit Facility at year end was approximately $48.6 million which was available for working capital and general corporate purposes, subject to borrowing base limitations. As of December 27, 1996, this amount was fully available. The Company's leveraged financial position requires that a substantial portion of the Company's cash flow from operations be used to pay interest on the Notes, principal and interest under the Credit Agreement and other indebtedness.
Further, the Company's leveraged position may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes. In addition, the Company's leveraged position may make it more vulnerable to economic downturns and may limit its ability to withstand competitive pressures. The Company believes that cash generated from operations and, subject to borrowing base limitations, borrowings under the Credit Agreement will be adequate to meet its needs for the foreseeable future, although no assurance to that effect can be given.

Principal and interest payments under the Credit Agreement and interest payments on the Notes represent significant liquidity requirements for the Company. With respect to the $40.4 million of Term Loans, the Company must make scheduled quarterly principal payments totaling $2.0 million in 1997, $4.1 million in 1998, $5.1 million in 1999, $3.1 million in 2000, $7.1 million in 2001, $9.5 million in 2002, $9.5 million in 2003. Interest on the Term Loans and the Revolving Credit Facility will bear interest at floating rates based upon the interest option selected by the Company.

The Company's primary source of liquidity is funds generated from operations which will be supplemented by borrowings under the Credit Agreement. Net cash provided by operating activities increased from $6.0 million in 1995 to $48.6 million in 1996, reflecting an increase in accounts payable and a decrease in inventories partially offset by a decrease in foreign taxes payable. Net cash provided by operating activities decreased from $8.3 million in 1994 to $6.0 million in 1995, reflecting a decrease in accounts payable which was partially offset by a decrease in foreign taxes paid. The 1996 increase in accounts payable/accrued liabilities represents accrued interest on external debt of $4.7 million and accrued acquisition costs totaling $3.3 million. Decreases in inventories were realized primarily due to lower aluminium prices and lower levels of steel inventories. The 1995 decrease in accounts payable was attributable to changes initiated by management in the timing of payments for inventory and other services. The 1994 one-time increase in inventories was attributable to the Company's termination of a steel consignment and inventory program in the U.S. whereby title on certain steel coil did not pass to the Company until the coil was opened and fabricated. The Company believes that the termination of the consignment program, which was initiated by the Company, has reduced the cost of obtaining and managing steel inventory.

Prior to the Acquisition, the Company met its requirement for capital through Alumax's centralized cash management system. Under this system, cash received from the Company's operations was transferred to Alumax's centralized cash accounts and cash disbursements were funded from centralized cash accounts rather than directly from operating sources. Cash provided by (used in) financing activities, net of certain dividends paid by European operations to Alumax and its affiliates, was ($11.5 million) and $5.6 million in 1995 and 1994, respectively.

Capital expenditures. The Company's capital expenditures were $12.2 million, $17.4 million, and $9.6 million in 1996, 1995, and 1994, respectively. In 1995, the Company completed construction of the coil coating facility in Helena, Arkansas. Capital expenditures related to this project totaled $9.2 million and $1.6 million in 1995 and 1994, respectively. The core operating equipment of the Helena facility was obtained by the Company from its former affiliate Alumax Mill Products, Inc. This equipment, originally located in Riverside, California, was transferred to the Company at an approximate book value of $2.1 million. The Company invested approximately $8.7 million in additional capital, net of certain State of Arkansas inducements, to relocate transferred equipment, construct the building and offices, acquire new equipment, and ready the facility for use. The land on which the facility is located was granted by the State of Arkansas with a three year option to purchase up to ten adjacent acres at a cost estimated to be below market. This facility represents the single largest capital investment made by the Company in the last five years and provides the Company with a dedicated operation for painting steel and aluminum coil for distribution to U.S. fabrication facilities. The Company believes that distinct advantages in marketing and producing products are derived from having the capabilities of the Helena facility.

Excluding the Helena coating line, capital expenditures totaled $12.2 million, $8.2 million, and $8.0 million in 1996, 1995, and 1994, respectively. These included approximately $2.5 million to acquire a door fabrication facility in Florida and to upgrade a coating facility in The Netherlands; $2.8 million to relocate and upgrade a U.K. fabrication facility and to acquire a parcel of land in 1994 and approximately $600,000 for certain improvements of an embossing line. The balance of capital expenditures in each year, primarily relate to purchases and upgrades of fabricating equipment, transportation and material moving equipment, and information systems. Capital expenditures in the year ended December 27, 1996 also include $1.9 million for the construction of a fabrication plant adjacent to the Helena coating facility. This facility is expected to be completed in mid-1997 at a cost of approximately $400,000.

Capital commitments for 1997 are expected to be $2.1 million to upgrade two paintlines in Europe.

Working capital management. Working capital was $97.6 million as of December 27, 1996 compared to $127.4 million and $126.7 million as of December 31, 1995 and 1994, respectively. The Company believes that current levels of working capital represent a liquid source of funds available for future cash flows. The Company believes that reductions in inventory and accounts receivable can be achieved upon completion of information systems implementations recently undertaken in the U.S. The Company believes that these systems will offer distinct advantages in monitoring credit, open receivables, and inventory levels, while enabling centralized ordering and inventory management. However, there can be no assurance that working capital reductions will be achieved.

On May 2, 1997, the Company announced that it has signed a definitive agreement with Genstar Capital Corporation, Gentek Holdings, Inc. and Gentek Building Products, Inc. to purchase its Fabral operations headquartered in Lancaster, Pennsylvania. Closing on this transaction is anticipated to be in the latter part of June. Fabral employs a total of approximately 200 people at seven locations and is an industry leader in industrial, commercial, architectural and agricultural building panels manufactured from aluminum and steel. Management believes that Fabral will become a valuable addition to Euramax's North American building products operations. The Fabral acquisition represents one more significant step in enhancing the substantial building products business position the Company has in North America.

Inflation and Foreign Currency Translation

In recent years, inflation has not had a significant effect on the Company's results of operations or financial condition. The assets and liabilities of the Company's non-U.S. subsidiaries are translated into U.S. dollars at current exchange rates and revenues and expenses are translated at average exchange rates. Currency translations on export sales could be adversely affected in the future by the relationship of the U.S. Dollar with foreign currencies.


Recent Accounting Pronouncements

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Most provisions of SFAS 125 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The provisions of SFAS 125 related to collateral recognition provisions in secured borrowings and for the provisions related to repurchase agreements, dollar rolls, securities lending, and similar transactions, are effective for transactions occurring after December 31, 1997. SFAS 125 is to be applied prospectively. Management is currently reviewing the provisions of SFAS 125 and does not believe that the Company's financial statements will be materially negatively impacted by the adoption.

In February 1997, the FASB issued SFAS No. 129, Disclosure of Information About Capital Structure, which the Company is required to adopt in 1997. SFAS No. 129 requires more detailed disclosures about an entity's capital structure. As such, SFAS No. 129 is a disclosure requirement only and will not have an impact on the Company's financial position, annual operating results or cash flows.


Environmental Matters

The Company's U.S. and European facilities, like similar manufacturing facilities, are subject to a range of federal, state, local and foreign environmental laws and regulations ("Environmental Laws"), including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous waste, and the remediation of contamination associated with the current and historic use of hazardous substances or materials. If a release of hazardous substances or materials occurs on or from the Company's properties or any offsite disposal location used by the Company, or if contamination from prior activities is discovered at any of the Company's properties, the Company may be held liable for the costs of remediation including response costs, natural resource damage and associated transaction costs. While the amount of such liability could be material, the Company devotes resources to ensuring that its operations are conducted in a manner intended to reduce such risks.

Based upon an environmental review conducted by outside consultants in connection with the Acquisition and assuming compliance by Alumax with its indemnification obligations under the Acquisition Agreement, the Company believes that it is currently in compliance with, and not subject to liability under, Environmental Laws except where such noncompliance or liability would not reasonably be expected to have a material adverse effect on the consolidated financial position or results of operations of the Company and its subsidiaries taken as a whole. Pursuant to the terms of the Acquisition Agreement, Alumax has agreed to correct and to bear substantially all costs with respect to certain identified conditions of potential noncompliance and liability under Environmental Laws, none of which costs are currently believed to be material. Alumax's indemnification obligations under the Acquisition Agreement are not subject to an aggregate dollar limitation with respect to specifically identified environmental matters. However, with respect to all other environmental matters, Alumax's obligations are limited to $125.0 million.

Liability with respect to hazardous substance or material releases in the U.S. arises principally under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended "CERCLA" and similar state laws, which impose strict, and under certain circumstances, retroactive, joint and several liability upon statutorily defined classes of potentially responsible parties ("PRP's"). The Company has been identified as a PRP at nine National Priorities List ("NPL") sites under CERCLA, although two of these nine sites may relate to disposal by divisions of Alumax that have never been and are not now part of the Company. Pursuant to the terms of the Acquisition Agreement, Alumax has agreed to indemnify the Company for all of the costs associated with each of these nine NPL sites. In addition, Alumax has agreed to indemnify the Company for all of the costs associated with eleven additional sites listed on state hazardous site cleanup lists, with respect to which the Company has not received any notice of potential responsibility.

The Company is currently engaged in environmental remediation or has reason to believe that remediation may be required at three properties currently operated by the Company. The Company's Mesa, Arizona facility is currently listed on the federal Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLA") list of sites under review by U.S. Environmental Protection Agency for inclusion on the NPL. In addition, the Mesa facility is located within a state-designated groundwater contamination area and the Company may consequently be identified as a PRP with respect to such contamination. Although the Company believes that it is unlikely that its Mesa facility itself will be designated as an independent NPL site, there can be no assurance that the costs associated with further investigation and any cleanup at the site and the Company's share of cleanup costs for the regional groundwater contamination cleanup will not be material. Alumax has agreed to indemnify the Company for all costs of required remediation including any required response costs at the Mesa facility that may be incurred by the Company in excess of $500,000 (when aggregated with all other environmental claims).

At the Company's Montreuil-Bellay, France facility, the Company has been discharging wastewater potentially containing solvents to the ground at the site. In addition, a spill from the facility's anodizing line may have resulted in contamination of soil and groundwater. Because no subsurface investigation has been conducted at the site, there can be no assurance that the costs associated with each of these issues will not be material. As with the Mesa, Arizona facility, however, Alumax has agreed to indemnify the

Company for any costs of required remediation including any required response costs with respect to each of these issues that may be incurred by the Company in excess of $500,000 (when aggregated with all other environmental claims).

At the Company's Corby, England facility, the Company has undertaken a remediation of chromium-contaminated groundwater onsite, which remediation may continue for a number of years. Although some upgrades to the groundwater treatment system may be required within the next year to complete the remediation, the costs associated with such an upgrade and with the completion of remediation at the site are not expected to be material. Alumax Inc. has agreed to indemnify the Company for all of the costs of required remediation at this site in excess of $500,000 (when aggregated with all other environmental claims).

The Company has made and will continue to make capital expenditures to comply with Environmental Laws. The Company spent approximately $983,100 and $1.9 million in 1996 and 1995 respectively on environmental capital projects. These expenditures were primarily related to environmental controls associated with a paint line upgrade in Lancaster, Pennsylvania and a new coil coating facility in Helena, Arkansas. The Company estimates that its environmental capital expenditures will be approximately $125,000 in 1997.

Certain risk factors, among others, should be considered carefully in evaluating the Company and its business. For additional detail, plese refer to "Business-Risk Factors" contained in Part I, Item 1 of this Form 10-K. Also, see the note preceding Part I of "Business" for additional information regarding the Private Securities Litigation Reform Act.

Item 8.  Financial Statements and Supplementary Data

                        Report of Independent Accountants



To the Board of Directors and Shareholders
Euramax International plc and Subsidiaries



We have audited the accompanying consolidated balance sheets of Euramax International plc and Subsidiaries (the "Company" and see Note 1) as of December 31, 1995 and December 27, 1996, and the related consolidated statements of earnings and cash flows for the years ended December 31, 1994 and 1995, the nine months ended September 25, 1996 and the three months ended December 27, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Euramax International plc and Subsidiaries, as of December 31, 1995 and December 27, 1996, and the results of their operations and their cash flows for the years ended December 31, 1994 and 1995, the nine months ended September 25, 1996 and the three months ended December 27, 1996, in conformity with generally accepted accounting principles.




COOPERS & LYBRAND L.L.P.




Atlanta, Georgia
April 4, 1997, except for Note 14, which is as of May 2, 1997

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS



                                             ---------------------------------------------------------------  ---------------------
                                                                       PREDECESSOR                                  SUCCESSOR
                                             ---------------------------------------------------------------  ---------------------


                                                                                            FOR THE NINE           FOR THE THREE
                                                 FOR THE YEARS ENDED DECEMBER 31,            MONTHS ENDED          MONTHS ENDED
                                             -----------------------------------------       SEPTEMBER 25,         DECEMBER 27,
                                                    1994                  1995                    1996                  1996
                                                  -------------------  --------------------  ---------------      ------------------
Thousands of U.S. Dollars
Net sales                                   $        446,571.8    $        483,461.9       $     363,307.6        $     125,529.4
Cost and expenses:
    Cost of goods sold                               366,716.8             399,989.0             300,184.8              104,055.4
    Selling and general                               42,424.3              41,350.7              33,286.1               10,950.3
    Depreciation and amortization                      7,672.2               7,980.2               6,995.0                2,590.7
                                             -------------------  --------------------       ---------------        ----------------
         Earnings from operations                     29,758.5              34,142.0              22,841.7                7,933.0
Interest expense, net                                   (255.2)             (2,988.4)               (621.8)              (6,186.4)
Other expense, net                                      (284.2)                (96.2)               (297.7)                (235.3)
                                             -------------------  --------------------       ---------------        ----------------
         Earnings before income taxes                 29,219.1              31,057.4              21,922.2                1,511.3
Provision for income taxes                            12,037.8              11,399.1               8,342.3                  505.5
                                             -------------------  --------------------       ---------------        ----------------
         Net earnings                                 17,181.3              19,658.3              13,579.9                1,005.8
Dividends on redeemable preference shares                   -                     -                     -                (1,191.0)
                                             -------------------  --------------------       ---------------        ----------------
         Net earnings (loss) available for
         ordinary shareholders              $         17,181.3    $         19,658.3        $     13,579.9         $       (185.2)
                                             ===================  ====================       ===============         ===============



     The accompanying notes are an integral part of these consolidated financial statements.




                                             EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS

                                                                                          PREDECESSOR              SUCCESSOR
                                                                                     ----------------------  ---------------------
Thousands of U.S. Dollars, except share data                                           DECEMBER 31, 1995       DECEMBER 27, 1996
                                                                                     ----------------------  ---------------------
                                        ASSETS
Current assets:
    Cash and cash equivalents                                                        $           12,586.9   $           12,515.7
    Accounts receivable, less allowance for doubtful accounts
         (1995 - $2,582.0; 1996 - $3,404.2)                                                      60,006.4               60,766.7
    Inventories                                                                                 101,454.5               87,235.1
    Deferred income taxes                                                                              -                 1,483.5
    Other current asssets                                                                         1,340.3                1,349.9
                                                                                     ----------------------  ---------------------
         Total current assets                                                                   175,388.1              163,350.9
Property, plant and equipment, net                                                               60,024.6              107,338.3
Goodwill, net of accumulated amortization (1995 - $0; 1996 - $328.4)                                   -                40,925.8
Other assets                                                                                      1,236.1               15,677.7
                                                                                     ----------------------  ---------------------
                                                                                     $          236,648.8   $          327,292.7
                                                                                     ======================  =====================

                LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
    Accounts payable                                                                 $           28,409.1   $           38,221.4
    Accrued expenses                                                                             16,917.8               23,993.9
    Income taxes payable                                                                          2,681.5                1,516.9
    Current maturities of long-term debt                                                               -                 2,000.0
                                                                                     ----------------------  ---------------------
         Total current liabilities                                                               48,008.4               65,732.2
Long-term debt, less current maturities                                                                -               209,740.0
Other liabilities                                                                                 2,392.2                4,721.7
Due to former parent                                                                             33,562.4                     -
Deferred income taxes                                                                             1,225.0                9,735.2
                                                                                     ----------------------  ---------------------
         Total liabilities                                                                       85,188.0              289,929.1
                                                                                     ----------------------  ---------------------
Commitments and contingencies
Redeemable preference shares:
    Preference shares - 14% cumulative preferred, no par value; 33,925,000 shares
         authorized, issued and outstanding, plus cumulative dividends of $1,188                       -                35,113.4
    Sterling preference shares - 14% cumulative preferred, no par value; 50,000 shares, at 1 British Pound Sterling, authorized, issued and outstanding, plus cumulative
         dividends of $3                                                                               -                    77.6
                                                                                     ----------------------  ---------------------
         Total redeemable preference shares                                                            -                35,191.0
                                                                                     ----------------------  ---------------------
Ordinary shareholders' equity:
    Company equity                                                                              151,460.8                     -
    Ordinary shares - no par value; 911,520 shares authorized, issued and outstanding                  -                   911.5
    Non-voting shares - no par value; 88,420 shares authorized, issued and outstanding                 -                    88.5
    Sterling ordinary shares - no par value; 50,000 shares, at 1 British Pound Sterling,
        authorized; no shares issued and outstanding                                                   -                      -
    Accumulated deficit                                                                                -                  (185.2)
    Foreign currency translation adjustment                                                            -                 1,357.8
                                                                                     ----------------------  ---------------------

         Total ordinary shareholders' equity                                                    151,460.8                2,172.6
                                                                                     ----------------------  ---------------------
                                                                                     $          236,648.8   $          327,292.7
                                                                                     ======================  =====================


The accompanying notes are an integral part of these consolidated financial statements.


                                             EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY



                                                         Common
                                                       Stock and
Thousands of U.S. Dollars                               Paid-in                  Retained         Translation
Predecessor                                             Capital                  Earnings          Adjustment              Total
                                                --------------------   ----------------------   ----------------   ----------------

Balance, December 31, 1993                          $     41,450.2          $    79,723.9      $     (10,005.8)   $     111,168.3

    Net earnings for 1994                                       -                17,181.3                   -            17,181.3
    Dividends declared/paid                                     -                  (111.2)                  -              (111.2)
    Foreign currency adjustment                                 -                      -               5,547.7            5,547.7
                                                 ---------------------   ----------------------   ----------------   --------------

Balance, December 31, 1994                                41,450.2               96,794.0             (4,458.1)         133,786.1

    Net earnings for 1995                                       -                19,658.3                   -            19,658.3
    Dividends declared/paid                                     -                (4,037.3)                  -            (4,037.3)
    Foreign currency adjustment                                 -                      -               2,053.7            2,053.7
                                                 ---------------------   ----------------------   ----------------   --------------

Balance, December 31, 1995                                41,450.2              112,415.0             (2,404.4)         151,460.8

    Net earnings for the nine months ended
         September 25, 1996                                     -                13,579.9                   -            13,579.9
    Foreign currency adjustment                                 -                      -               3,142.4            3,142.4
                                                 ----------------------   ----------------------   ----------------   -------------

Balance, September 25, 1996                         $     41,450.2          $   125,994.9      $         738.0    $     168,183.1
                                                  ====================   ======================   ================   ==============





                                                                                 Retained           Foreign
                                                                                 Earnings          Currency
                                                                Ordinary       (Accumulated       Translation
                                                                 Shares          Deficit)         Adjustment           Total
                                                             ---------------  ---------------   ---------------   -------------
Successor
Balance, September 25, 1996 (reflects the
  new basis of shares in connection
  with the acquisition)                                     $       1,000.0   $     -             $    -         $    1,000.0

     Net earnings for the three months ended
         December 27, 1996                                              -       1,005.8                -              1,005.8
     Dividends accrued on redeemable
         preference shares                                              -      (1,191.0)               -             (1,191.0)
     Foreign currency adjustment                                        -           -                1,357.8          1,357.8

                                                             ---------------  -----------          -----------       ---------

Balance, December 27, 1996                                  $       1,000.0   $  (185.2)          $  1,357.8     $    2,172.6
                                                             ===============   ===========         ===========     ============





 The accompanying notes are an integral part of these consolidated financial statements.

                                             EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              --------------------------------------------------  -----------------
                                                                               Predecessor                            Successor
                                                              --------------------------------------------------  -----------------
Thousands of U.S. Dollars                                     For the year      For the year    For the nine        For the three
                                                                  ended             ended       months ended         months ended
                                                              December 31,      December 31,    September 25,        December 27,
                                                                   1994              1995            1996                1996
                                                              ---------------   --------------  ---------------  -------------------
Cash flows from oeprating activities:
     Net earnings                                          $       17,181.3   $     19,658.3   $     13,579.9      $        1,005.8
     Reconciliation of net earnings to net cash provided by
       operating activities:
         Depreciation and amortization                              7,672.2          7,980.2          6,995.0               2,590.7
         Provision for doubtful accounts                            1,451.4            388.2            827.2                 221.3
         (Gain) loss on sales of assets                               142.6            146.7           (168.3)                 (7.4)
         Deferred income taxes                                        603.7           (526.0)          (338.7)               (760.5)
         Changes in operating assets and liabilities:
              Accounts receivable                                  (9,574.3)        (2,019.3)        (9,176.0)             11,962.1
              Inventories                                         (24,855.0)        (9,196.5)         4,437.5               7,001.1
              Other current asssets                                   722.6            929.9            193.3                (129.9)
              Accounts payable and other current liabilities       19,712.8        (17,727.7)         5,851.5               4,427.3
              Income taxes payable                                 (4,607.9)         6,073.7         (1,787.7)              1,378.0
              Net change in other noncurrent assets and
                  liabilities                                        (127.8)           258.6           (172.9)                688.2
                                                              -----------------  -----------------  ---------------    -------------
         Net cash provided by operating activities                  8,321.6          5,966.1         20,240.8              28,376.7
                                                              -----------------  -----------------  ---------------    -------------

Cash flows from investing activities:
    Purchase of Fabricated Products                                      -                -                -             (251,213.0)
    Proceeds from sale of assets                                    1,465.3            177.0            233.0                  91.6
    Capital expenditures                                           (9,594.5)       (17,429.4)       (11,517.5)               (681.8)
                                                              -----------------  -----------------  ---------------    -------------
         Net cash used in investing activities                     (8,129.2)       (17,252.4)       (11,284.5)           (251,803.2)
                                                              -----------------  -----------------  ---------------    -------------
Cash flows from financing activities:
    Proceeds from long-term debt                                         -                -                -              235,000.0
    Proceeds from issuance of preference shares                          -                -                -               34,000.0
    Proceeds from issuance of ordinary shares                            -                -                -                1,000.0
    Deferred financing fees                                              -                -                -               (9,930.0)
    Repayment of debt                                                    -                -                -              (25,163.5)
    Other                                                                -                -                -               (1,555.0)
    Dividends paid                                                   (111.2)        (4,037.3)                                 -
    Net change in due to former parent                              5,698.6         (7,486.1)       (20,973.0)                -
                                                              -----------------  -----------------  ---------------    -------------
         Net cash provided by (used in) financing activities        5,587.4        (11,523.4)       (20,973.0)            233,351.5
                                                              -----------------  -----------------  ---------------    -------------
Effect of exchange rate changes on cash                            (1,580.2)           277.6           (677.4)              2,697.9
                                                              -----------------  -----------------  ---------------    -------------
Net increase (decrease) in cash and equivalents                     4,199.6         (22,532.1)      (12,694.1)             12,622.9
Cash and equivalents at beginning of period                        30,919.4          35,119.0        12,586.9                (107.2)
                                                              -----------------  -----------------  ---------------    -------------
Cash and equivalents at end of period                        $     35,119.0    $     12,586.9     $    (107.2)        $    12,515.7
                                                              =================  =================  ===============    =============
Noncash financing activities:
    Dividends accrued on redeemable preference shares        $           -     $           -      $         -         $     1,191.0
                                                              =================  =================  =================  =============
Supplemental cash flow information:
    Foreign income taxes paid, net                           $      7,217.0    $       2,273.7    $   2,870.8         $         3.4
                                                              =================  =================  =================  =============



     The accompanying notes are an integral part of these consolidated financial statements.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (THOUSANDS OF U. S. DOLLARS EXCEPT SHARE DATA)

1.  ORGANIZATION AND ACQUISITION

Euramax International plc, a corporation formed under the laws of England and Wales ("Euramax" or the "Company"), is the parent holding company of four first tier holding companies: Amerimax Holdings, Inc., a Delaware corporation ("Amerimax"); Euramax European Holdings plc, a corporation formed under the laws of England and Wales ("Euramax U.K."); Euramax European Holdings, B.V., a corporation formed under the laws of The Netherlands ("Euramax B.V."); and Euramax European Holdings, S.A., a corporation formed under the laws of France ("Euramax S.A."). The Company is a holding company organized by an investor group to acquire certain portions of the fabricated products operations of Alumax Inc. ("Alumax").

Pursuant to a purchase agreement between the Company and Alumax, on September 25, 1996, the Company purchased, through its wholly-owned subsidiaries, all of the issued and outstanding capital stock of the following Alumax subsidiaries which operate certain portions of Alumax's fabricated products operations (the "Acquisition"): (i) Amerimax Fabricated Products, Inc. and its wholly owned subsidiaries, Amerimax Specialty Product, Inc., Amerimax Building Products, Inc., Amerimax Coated Products, Inc., Johnson Door Products, Inc., and Amerimax Home Products, Inc.; (ii) Euramax Holdings Limited and its wholly owned subsidiaries, Ellbee Limited and Euramax Coated Products Limited; (iii) Euramax Europe B.V. and its wholly owned subsidiary, Euramax Coated Products B.V.; and
(iv) Euramax Industries S.A. and its wholly owned subsidiary Euramax Coated Products S.A. For purposes of identification and description, the acquired business is referred to as "Fabricated Products" or the "Predecessor" for the periods prior to the Acquisition, "Euramax" or the "Successor" for the period subsequent to the Acquisition, and the "Company" for both periods. The financial statements of the Predecessor include the combined accounts of the entities referred to as Fabricated Products. Such Predecessor financial statements have been prepared as if the Company's businesses had operated as an independent stand-alone entity for all periods presented. Certain obligations were originally recorded by Alumax on behalf of the Company such as post-retirement and post-employment benefit obligations, income taxes, legal and other corporate expenses. These obligations have been allocated to the Company's financial statements using several factors including revenues or number of employees or other reasonable methods. Corporate expenses of Alumax have been allocated to the Company on a basis management believes is reasonable and represents the expenses as if the Company was a stand alone operation. See Note 12 for a description of transactions with Alumax. The financial statements of the Successor include the consolidated accounts of the entities referred to as Euramax. All significant intercompany accounts and transactions have been eliminated.

The purchase price for the Acquisition was approximately $251.2 million, which includes estimated acquisition expenses of approximately $3.9 million, is adjusted to give effect to certain items including cash acquired and working capital, and was allocated to the assets and liabilities of the Company based upon their estimated fair market value at the date of Acquisition under the purchase method of accounting. Such initial purchase price is subject to adjustment based upon the completion of a special audit to determine the change in the Company's working capital (as defined) from December 31, 1995 through September 25, 1996. Management has estimated such change in connection with the preparation of the Consolidated Balance Sheet as of December 27, 1996 and does not expect further adjustments to the purchase price to be significant. Additionally, the allocation of the purchase price was, in certain instances, based on preliminary information and is, therefore, subject to revision when additional asset and liability valuations are obtained. In the opinion of the Company's management, the asset and liability valuations for the Acquisition will not be materially different than initially recorded.

The financing for the Acquisition was provided by: (a) $35.0 million of preference and ordinary share capital; (b) $135.0 million of Senior Subordinated Notes (the "Offering"); and (c) $100.0 million under a Credit Agreement aggregating $125.0 million.

The following unaudited pro forma data presents the results of operations for the twelve months ended December 31, 1995, and December 27, 1996, respectively, as though the Acquisition and the Offering had been completed January 1, 1995, and January 1, 1996, respectively, and assume that there are no other changes in the operations of the Company. Such pro forma information includes adjustments to interest expense; changes in depreciation of property, plant and equipment and amortization of goodwill relating to the allocation of the purchase price; and the income tax effect related to these items. The pro forma results are not necessarily indicative of the financial results that might have occurred had the Acquisition and the Offering actually taken place on the above-mentioned dates, or of the future results of operations:

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)






                                                    YEAR ENDED
                                     ---------------------------------------
                                      DECEMBER 31, 1995    DECEMBER 27, 1996
                                     ------------------    -----------------
Net sales                            $   483,461.9        $  488,837.0
Earnings before income taxes               8,961.4             6,434.5
Net earnings                               5,737.3             3,876.7




The operations of Euramax are conducted through various indirect operating subsidiaries of Amerimax, Euramax U.K., Euramax B.V. and Euramax S.A. Euramax is a leading international downstream producer of aluminum and steel products with facilities in the U.S., the U.K., The Netherlands and France. Euramax's products include painted sheet and coil, siding, roofing, raincarrying systems, windows, doors and various fabricated trim parts and components. The Company's products are sold primarily to manufacturers of recreational vehicles and manufactured housing, rural building contractors, distributors and home centers.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

FISCAL YEAR

Beginning in 1996, the Company operates on a 52/53 week fiscal year ending on the last Friday in December. Previously, the Company operated on a calendar year.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that may affect the reported amounts of certain assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND EQUIVALENTS

The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost. Depreciation and amortization of property, plant and equipment is computed principally on the straight-line method over the estimated useful lives of the assets ranging from 5 to 10 years for equipment and 25 years for buildings. Gains or losses related to the disposition of property, plant and equipment are charged to other income or expense when incurred.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)





GOODWILL

The Company used the purchase method of accounting for the acquisition of Fabricated Products (See Note 1). Goodwill resulting from the acquisition is being amortized on a straight-line basis over 30 years.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company enters into currency swaps with major banking institutions to reduce the impact of interest rate and exchange rate fluctuations with respect to debt payments made in foreign currency denominations. Currency swaps involve exchanges of interest payments in differing currencies, but provide for the exchange of principal amounts at maturity. Realized and unrealized gains and losses are recognized in other income and expense. The Company is exposed to risk if the counterparties default.

REVENUE RECOGNITION

The Company recognizes revenue when title passes to the customer.

TRANSLATION OF FOREIGN CURRENCIES

Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions are included in results of operations. The foreign currency transaction gains (losses) recorded in selling and general expenses for 1994 and 1995 were $(9.9) and $275.3, respectively, $74.2 for the nine months ended September 25, 1996, and $159.0 for the three months ended December 27, 1996.

3.   INVENTORIES:

    Inventories were comprised of:



                            PREDECESSOR                   SUCCESSOR
                     ---------------------------   -------------------------
                          DECEMBER 31, 1995            DECEMBER 27, 1996
                     --------------------------    -------------------------
Raw materials               $    66,976.3                $     59,429.3
Work in process                  24,121.3                      12,769.4
Finished products                10,356.9                      15,036.4
                              -----------                 -------------
                            $   101,454.5                $     87,235.1
                              ===========                 =============


                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)


4.   PROPERTY, PLANT AND EQUIPMENT:

    Components of property, plant and equipment are as follows:


                                          PREDECESSOR         SUCCESSOR
                                      -----------------    -------------------
                                         DECEMBER 31,        DECEMBER 27,
                                             1995                1996
                                      -----------------    -------------------
 Land and improvements              $          5,631.8   $        8,170.0
 Buildings                                    27,637.9           29,872.5
 Machinery and equipment                      98,799.0           69,466.3
                                      -----------------    -------------------
                                             132,068.7          107,508.8
 Less accumulated depreciation               (81,179.6)          (2,590.7)
                                      -----------------    -------------------
                                              50,889.1          104,918.1
 Construction in progress                      9,135.5            2,420.2
                                      -----------------    -------------------
                                    $         60,024.6   $      107,338.3
                                      =================    ===================

Alumax transferred equipment to Fabricated Products with a cost of $7,804.5 and accumulated depreciation of $5,678.3 in 1995.

5.   LONG-TERM OBLIGATIONS

Long-term obligations consisted of the following:



                                                              SUCCESSOR
                                                         -------------------
                                                            DECEMBER 27,
                                                                1996
                                                         -------------------
 Credit Agreement:
    Revolving Credit Facility                         $         36,377.5
    Term Loans                                                  40,362.5
 11.25% Senior Subordinated Notes due 2006                     135,000.0
                                                         -------------------
                                                               211,740.0
 Less: current portion                                          (2,000.0)
                                                         -------------------
                                                      $        209,740.0
                                                         ===================


In connection with the Acquisition, the Company entered into a credit agreement (the "Credit Agreement") which provides for $40.0 million in term loans (the "Term Loans") and a revolving credit facility of $85.0 million (the "Revolving Credit Facility"), a portion of which is available for letters of credit and swing loans. The Term Loans consist of three facilities in the aggregate amount of $40.0 million. Two of the facilities, which aggregate to $20.0 million, consist of a Dutch Guilder facility and a Pound Sterling facility. The third facility is a U.S. Dollar facility in the amount of $20.0 million (the "Tranche B Facility"). Loans under the Revolving Credit Facility are made, at the election of the Company, in U.S. Dollars, Dutch Guilders and/or Pounds Sterling. All loans under the Term Loans and the Revolving Credit Facility are repaid in the currency in which the loan is made.

Outstanding loans under the Revolving Credit Facility and the Term Loans, except the Tranche B Facility, must be repaid by September 2001; provided, however, that subject to the consent of the lender under the Revolving Credit Facility, the Company

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)


will have the option, exercisable on the fourth year anniversary date of the Closing Date, to extend the final maturity date on the Revolving Credit Facility to September 2003. Outstanding loans under the Tranche B Facility must be repaid by September 2003.


At the option of the Company, the interest rate applicable to the loans under the Credit Agreement is based upon a Base Rate or a Eurocurrency Rate (both as defined), plus margins as follows: (a) Base Rate plus 1.75% in the case of the Revolving Credit Facility and all Term Loans except the Tranche B Facility, or 2.25% in the case of the Tranche B Facility; or (b) Eurocurrency Rate for one, two, three or six months, plus 2.75% in the case of the Revolving Credit Facility and all Term Loans except the Tranche B Facility, or 3.25% in the case of the Tranche B Facility. At December 27, 1996, the interest rate on the Revolving Credit Facility was 8.274%, the interest rate on the Tranche B Facility was 8.81%, and the interest rate on the other term loan facilities was 6.969%.

On September 25, 1996, the Company borrowed approximately $100.0 million under the Credit Agreement, consisting of $40.0 million under the Term Loans and $60.0 million under the Revolving Credit Facility. The undrawn amount of $25.0 million under the Revolving Credit Facility was available (subject to borrowing base limitations) for working capital and general corporate purposes. As of December 27, 1996, repayments of $24.4 million under the Revolving Credit Facility had been made leaving an undrawn amount of $48.3 million, which was fully available. Debt increased $1.1 million due to fluctuations in the foreign exchange rates since the September 25, 1996.

The Credit Agreement contains certain covenants and restrictions on actions by the Company and its subsidiaries. In addition, the Credit Agreement requires the Company to meet certain financial tests, including minimum fixed charge coverage ratio, minimum interest coverage ratio, maximum leverage ratio, minimum EBITDA (earnings before income taxes plus net interest expense and depreciation and amortization) requirements and maximum amounts of capital expenditures.

On September 25, 1996, the Company issued $135.0 million in 11.25% Senior Subordinated Notes due 2006 pursuant to a private offering. On March 10, 1997, the Company issued new 11.25% Senior Subordinated Notes due 2006 pursuant to an exchange offer whereby holders of the original notes received new notes which have been registered under the Securities Act of 1933, as amended, but are otherwise identical to the original notes. The original notes and the new notes are herein referred to as "the Notes". The Notes mature on October 1, 2006 and bear interest at the rate of 11.25% per annum from September 25, 1996 payable semiannually in arrears on April 1 and October 1 of each year, commencing on April 1, 1997. The Notes may be redeemed at the option of the Company, in whole or in part, at any time on or after October 1, 2001, under the conditions and at the redemption price as specified in the note indenture dated as of September 25, 1996, under which the Notes were issued. The Notes are unsecured obligations subordinated to all existing and future unsubordinated borrowings of the Company, including all of the obligations under the Credit Agreement, and will be effectively subordinated to all obligations of any subsidiaries of the Company.

Future maturities of long-term obligations as of December 27, 1996 are as follows:

 1997                                $         2,000.0
 1998                                          4,102.3
 1999                                          5,085.9
 2000                                          3,051.5
 2001                                          7,123.0
 Thereafter                                  190,377.3
                                          ------------


                                     $       211,740.0
                                          ============

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)





The Notes are guaranteed on a senior subordinated basis by Amerimax, and the borrowings under the Credit Agreement are guaranteed by the Company and all of its subsidiaries, other than Euramax S.A. and its subsidiaries.

In connection with the Notes, on December 27, 1996, the Company entered into two currency swap agreements with a major banking institution. The agreements provide for exchanges of interest payments in Dutch Guilders and Pound Sterling for U.S. Dollars on April 1, and October 1 of each year commencing April 1, 1997, and provide for exchanges of principal amounts at maturity on October 1, 2003. The currency swaps effectively convert the interest rate on $75.0 million of the Notes from 11.25% payable in U.S. Dollars to 10.36% payable in Dutch Guilders and 12.72% payable in Pound Sterling. Under the agreements, the Company is required to exchange 85.1 million Dutch Guilders for $50 million and 16.0 million Pound Sterling for $25.0 million at maturity. At December 27, 1996, the fair value of the currency swap agreement was ($1.8) million.

The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities except for the 11.25% Senior Subordinated Notes due 2006 which are measured at the quoted market rate. The fair value of the Company's 11.25% Senior Subordinated Notes due 2006 was $140.1 million at December 27, 1996. All other long-term debt approximates the carrying value at December 27, 1996.

6.   REDEEMABLE PREFERENCE SHARES

In connection with the Acquisition described in Note 1, the Company issued 34,000,000 shares of redeemable preference shares as follows: 33,925,000 preference shares with a stated value of $1 per share, and 50,000 sterling preference shares with a stated value of 1 British Pound Sterling per share. The preference shares accrue fixed, cumulative dividends of 14% per annum compounded quarterly on March 31, June 30, September 30, and December 31 in each year, beginning on December 31, 1996, and are paid as declared by the Company's Board of Directors. The Company is prohibited from paying dividends on ordinary shares unless all required preferred dividends have been paid.

In the event of liquidation, dissolution, winding-up or otherwise, the assets of the Company available for distribution among the shareholders shall be applied first to pay the preference shareholders before payment to the holders of any other class of shares.

With the consent of 66.67% of the preference shareholders, the Company may, at any time, redeem all or multiples in the aggregate amount of $500,000 of the preference shares. Subject to certain provisions of the Credit Agreement, the holders of 66.67% of the preference shares are entitled to require redemption of some or all of the preference shares if any of the following events occur: i) the preference dividend due is not paid in full on a due date, whether or not the Company has enough profits available for distribution to pay it; or ii) when preference shares are due for redemption, the Company does not pay all the redemption money then payable to the preference shareholders, whether or not the Company has enough profits available for distribution or other requisite funds to pay the redemption money. Also subject to certain provisions of the Credit Agreement, the holders of 66.67% of the preference shares are entitled to require redemption of all of the preference shares in the event of the following: i) the sale of 66.67% or more of the ordinary shares; or ii) the listing of the Company's shares on an internationally recognized stock exchange. On any redemption date, the Company shall pay to the preference shareholders the nominal amounts and premiums paid on the shares and a sum equal to any accrued and/or unpaid preference dividends. To the extent that any preference shares remain outstanding, the Company shall redeem the preference shares on December 31, 2007. Sterling preference shares may not be redeemed as doing so would put the Company in breach of the Companies Act 1985.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)


7.   NON-VOTING ORDINARY SHARES

Holders of a majority of the outstanding non-voting ordinary shares held by certain investors, as described in the Company's Articles of Association, shall be entitled at any time to convert any or all of their non-voting ordinary shares into the same number of ordinary shares of an equivalent value.

Historical earnings per share have not been presented because they would not be meaningful. For predecessor periods, the common stock of the Company, as presented in common stock and paid-in capital, consists of the common stock of the combined predecessor entities.

8.   INCOME TAXES:

For Predecessor periods, the Company did not have a formal tax sharing agreement with Alumax and Alumax paid the allocable share of Federal and state taxes on behalf of the Company. Domestic current and deferred Federal and state taxes were classified within due to former parent. The foreign entities calculated their income taxes on a stand-alone basis and the related amounts were included in taxes payable and deferred income taxes. For such periods, the income tax provision (benefit) was based on amounts the Company would have paid on a combined basis as if separate returns were filed. The provisions for income taxes are comprised of the following:


                                              PREDECESSOR                   SUCCESSOR
                      -------------------------------------------------  -----------------
                                                      NINE MONTHS          THREE MONTHS
                      YEAR ENDED      YEAR ENDED         ENDED                ENDED
                     DECEMBER 31,     DECEMBER 31,    SEPTEMBER 25,         DECEMBER 27,
                         1994            1995            1996                 1996
                      --------------------------------------------------  -----------------
Current:
    Federal        $    6,097.5   $     2,399.8    $    2,944.4           $  502.5
    Foreign             3,978.6         8,347.4         4,833.3              669.4
    State               2,151.6           800.8         1,147.1               94.1
                      --------------------------------------------------  -----------------
                       12,227.7        11,548.0         8,924.8            1,266.0
                      --------------------------------------------------  -----------------
Deferred:
    Federal              (582.1)          308.6          (254.1)            (739.4)
    Foreign               603.7          (523.0)         (271.8)              63.3
    State                (211.5)           65.5           (56.6)             (84.4)
                      --------------------------------------------------  -----------------
                         (189.9)         (148.9)         (582.5)            (760.5)
                      --------------------------------------------------  -----------------
                    $  12,037.8   $    11,399.1    $    8,342.3          $   505.5
                      ==================================================  =================


                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)



The domestic and foreign components of earnings before income taxes are as follows:


                                                   ----------------------------------------------------------   -----------------
                                                                          PREDECESSOR                               SUCCESSOR
                                                   ----------------------------------------------------------   -----------------
                                                                                              NINE MONTHS         THREE MONTHS
                                                       YEAR ENDED         YEAR ENDED             ENDED                ENDED
                                                      DECEMBER 31,       DECEMBER 31,        SEPTEMBER 25,        DECEMBER 27,
                                                          1994               1995                 1996                1996
                                                   ----------------------------------------------------------   -----------------
Domestic                                           $       16,658.3   $        8,758.3     $        8,833.6    $         (583.3)
Foreign                                                    12,560.8           22,299.1             13,088.6             2,094.6
                                                   ----------------------------------------------------------   -----------------
                                                   $       29,219.1   $       31,057.4     $       21,922.2    $        1,511.3
                                                   ==========================================================   =================


Reconciliation of the differences between income taxes computed at Federal statutory tax rates and the Company's income tax provision follows:


                                                  ------------------------------------------------------------- -----------------
                                                                           PREDECESSOR                              SUCCESSOR
                                                  ------------------------------------------------------------- -----------------
                                                                                                                      THREE
                                                                                                NINE MONTHS          MONTHS
                                                      YEAR ENDED           YEAR ENDED              ENDED              ENDED
                                                     DECEMBER 31,         DECEMBER 31,           SEPTEMBER          DECEMBER
                                                         1994                 1995                25, 1996          27, 1996
                                                  ------------------------------------------------------------- -----------------
Tax at Federal Statutory rate                     $       10,226.7   $           10,870.1    $        7,672.9   $         528.6
State income taxes, net of Federal income tax
    benefit                                                1,600.1                  569.3               669.4             (23.3)
Foreign taxes, net                                           186.0                   16.7                  -                 -
Goodwill amortization                                           -                      -                   -               67.7
Other, net                                                    25.0                  (57.0)                 -              (67.5)
                                                  ------------------------------------------------------------- -----------------
                                                  $       12,037.8   $           11,399.1    $        8,342.3   $         505.5
                                                  ============================================================= =================



                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)





At December 31, 1995, the approximate tax effects of U.S. cumulative temporary differences were recorded as components of the amounts due to former parent while the tax effects of foreign cumulative temporary differences were presented in deferred income taxes. At December 27, 1996, deferred income taxes are separately stated in the balance sheet. The combined tax-effected temporary differences are as follows:


                                                                            ASSET (LIABILITY)
                                                          -----------------------------------------------
                                                                 PREDECESSOR              SUCCESSOR
                                                          -----------------------  ----------------------
                                                                  DECEMBER 31,             DECEMBER 27,
                                                                      1995                     1996
                                                          -----------------------  ----------------------
Accrued expenses                                        $             2,001.9    $            1,677.2
Allowances for doubtful accounts                                        929.5                   674.9
Book versus tax basis of inventory                                         -                   (868.6)
                                                          -----------------------  ----------------------
    Current, net                                                      2,931.4                 1,483.5
                                                          -----------------------  ----------------------

Book versus tax basis of depreciable assets                          (3,529.6)               (9,905.7)
Post-retirement health care accrual                                   2,549.7                      -
Other                                                                 1,354.0                   170.5
                                                          -----------------------  ----------------------
    Noncurrent, net                                                     374.1                (9,735.2)
                                                          -----------------------  ----------------------
    Total, net                                          $             3,305.5    $           (8,251.7)
                                                          =======================  ======================

No deferred tax liability is recognized relating to taxable temporary differences attributable to the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries due to the fact that such taxable temporary differences are not expected to reverse in the foreseeable future. Although the Company does not expect taxable temporary differences attributable to investments in foreign subsidiaries to reverse in the foreseeable future, any tax amounts owed as a result of the recovery of taxable temporary differences attributable to such investments would be insignificant.

9.   EMPLOYEE RETIREMENT PLANS:

U.S. Plans:

Defined Benefit:
Prior to the Acquisition, substantially all U.S. employees of the Company were covered by defined benefit pension plans administered by Alumax. The costs of these plans were allocated to the Company based on base salary expenses and were generally non-contributory. The Company's allocated share of the projected benefit obligation of the plans at December 31, 1995 was $18,371.6. The Company was charged $1,254.8, $1,235.7, and $1,009.3 by Alumax in 1994, 1995, and
Predecessor 1996 respectively, for its allocated share of net periodic pension costs of these Plans. As a result of the Acquisition, all obligations for benefits under the plans as of the Acquisition date were retained by Alumax.

Subsequent to the Acquisition, the Company established a new non-contributory defined benefit pension plan covering substantially all U.S. hourly employees. The new plan contains terms and provisions similar to the predecessor plans. As of December 27, 1996, the Company's obligations under the new plan were not significant.

Defined  Contribution:


Prior to the Acquisition, the majority of the U.S. employees of the Company were eligible to participate in a defined contribution retirement plan sponsored by Alumax. The plan allowed the employees to contribute a percentage of their pre-tax and/or after-tax income in accordance with specified guidelines. Alumax matched a certain percentage of employee contributions up to certain limits. The Company's expense related to the plan was $414.5, $413.5, and $310.5 for 1994, 1995 and Predecessor 1996, respectively.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)






Subsequent to the Acquisition, the Company established two new defined contribution retirement and savings plans, which also allow the employees to contribute a percentage of their pretax and/or after-tax income in accordance with specified guidelines. As before, the Company matches a certain percentage of employee contributions up to certain limits. Further, the plan provides for discretionary contributions by the Company based on years of service and age. The Company's expense related to the new plan was not significant in 1996.

International Plans:
In addition to the above, the employees of Euramax Coated Products Limited and Ellbee Limited participate in a single employer pension plan (the "U.K. Plan"). Net periodic pension cost for the U.K. Plan includes the following components:

                                                                           PREDECESSOR                              SUCCESSOR
                                                     ---------------------------------------------------------   -----------------
                                                                                               NINE MONTHS         THREE MONTHS
                                                         YEAR ENDED         YEAR ENDED            ENDED                ENDED
                                                        DECEMBER 31,       DECEMBER 31,       SEPTEMBER 25,        DECEMBER 27,
                                                            1994               1995                1996                1996
                                                     ---------------------------------------------------------   -----------------
Service cost-benefits earned during the period       $          355.5   $          526.9    $          407.0    $          143.6
Interest cost on projected benefit obligations                  442.8              642.4               511.4               204.9
Actual return on assets                                         319.7           (1,248.4)             (462.3)              (48.4)
Net amortization and deferral                                  (876.3)             797.5               (10.3)             (143.6)
                                                     ---------------------------------------------------------   -----------------
    Net periodic pension cost                        $          241.7   $          718.4    $          445.8    $          156.5
                                                     =========================================================   =================


The following table sets forth the funded status of the U.K. Plan and amounts recognized in the Company's balance sheets for its pension plans:

                                                                            PREDECESSOR                SUCCESSOR
                                                                      -------------------------  -----------------------
                                                                          DECEMBER 31, 1995         DECEMBER 27, 1996
                                                                      -------------------------  -----------------------
Actuarial present value of benefit obligations:
    Vested benefit obligation                                        $                7,008.8   $              8,414.4
                                                                      =========================  =======================
    Accumulated benefit obligation                                   $                7,544.4   $              9,033.4
                                                                      =========================  =======================
    Projected benefit obligation                                     $                8,206.5   $              9,894.1
Plan net assets at fair value                                                         7,229.5                  8,977.2
                                                                      -------------------------  -----------------------
Plan net assets less than projected benefit obligation                                 (977.0)                  (916.9)
Unrecognized net loss                                                                   572.6                    215.2
Unrecognized prior service cost                                                         211.4                       -
Unrecognized transition amounts                                                        (313.3)                      -
                                                                      -------------------------  -----------------------
Accrued pension costs                                                $                 (506.3)  $               (701.7)
                                                                      =========================  =======================


U.K. Plan assets consist of approximately 75 percent equities, 12 percent fixed income and 13 percent cash and cash equivalents at December 27, 1996.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)


Key economic assumptions used in the above calculations for the foreign plan were as follows:

                                                      1994       1995      1996
                                                      ----       ----      ----

Settlement discount rate                              8.5%       8.5%      8.25%
 Rate of compensation increases                       6.5%       6.5%      5.75%
 Expected long-term rate of return                    8.5%       9.0%      8.25%


10.  PREDECESSOR POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS:

Prior to the Acquisition, the Company participated in a plan for certain health care and life insurance benefits for retired employees administered by Alumax. Under the plan, a majority of the Company's domestic employees were eligible for such benefits if they were to reach normal or, in certain cases, early retirement age while working for the Company. Costs related to this unfunded plan charged by Alumax were $146.0, and $100.0 for the years ended December 31, 1994, and 1995, respectively. Also prior to the Acquisition, the Company provided specified postemployment benefits to certain former or inactive employees. Substantially all domestic employees were eligible to receive these benefits, which were either self-insured or provided through insurance carriers. All obligations for benefits under such plans were retained by Alumax after the Acquisition and the Company no longer provides postretirement or postemployment benefits.

11.  COMMITMENTS AND CONTINGENCIES:

Minimum commitments under long-term noncancelable operating leases, principally for operating and office facilities, totaled $10,583.4 at December 27, 1996. Lease commitments for future periods are as follows:

 1997                                                             $      2,910.7
 1998                                                                    2,466.5
 1999                                                                    1,734.0
 2000                                                                    1,253.5
 2001                                                                      733.6
 2002 to 2012                                                            1,485.1


Rent expense amounted to $3,851.2, $3,760.0 in 1994 and 1995, respectively, $2,894.0 for the nine months ended September 25, 1996 and $1,097.1 for the three months ended December 27, 1996.

The Company has entered into several noncancelable long-term contracts for the purchase of aluminum at market values. The aluminum contracts expire in various years through 1999. Contracted amounts of aluminum are less than the Company's anticipated requirements.

The Company and its subsidiaries are not currently parties to any pending legal proceedings other than such proceedings incident to its business. Management believes that such proceedings would not, individually or in the aggregate, reasonably be expected to have a material adverse effect on the consolidated financial position or results of operations of the Company and its subsidiaries taken as a whole.

The Company has been named as a defendant in lawsuits or as a potentially responsible party in state and Federal administrative and judicial proceedings seeking contribution for costs associated with the investigation, analysis, correction and remediation of environmental conditions at various hazardous waste disposal sites. The Company continues to monitor these actions and proceedings and to vigorously defend both its own interests as well as the interests of its affiliates. The Company's ultimate liability in connection with present and future environmental claims will depend on many factors, including its volumetric share of the waste at a given site, the remedial action required, the total cost of remediation, and the financial viability and participation of the other entities that also sent waste to the site. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)





costs can be reasonably estimated, the Company establishes or adjusts its reserve for its projected share of these costs. Based upon current law and information known to the Company concerning the size of the sites known to it, anticipated costs, their years of operations and the number of other potentially responsible parties, Management believes that it has adequate reserves for the Company's potential share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses. In addition, the Company establishes reserves for remedial measures required from time to time at its own facilities. Management believes that the reasonably probable outcomes of these matters will not materially exceed established reserves and will not have a material impact on the future financial position, net earnings or cash flows of the Company. The Company's reserves, expenditures and expenses for all environmental exposures were not significant for any of the dates or periods presented.

In connection with the Acquisition referred to in Note 1, the Company was indemnified by Alumax for substantially all of its costs, if any, related to environmental matters for occurrences arising prior to the closing date of the Acquisition during the period of time it was owned directly or indirectly by Alumax. Such indemnification includes costs that may ultimately be incurred to contribute to the remediation of certain specified existing National Priorities List (NPL) sites for which the Company had been named a potentially responsible party under the federal Comprehensive Environmental Response, Compensation, and Liability Information System (CERCLA) as of the closing date of the Acquisition, as well as certain potential costs for sites listed on state hazardous cleanup lists. With respect to all other environmental matters, Alumax's obligations are limited to $125.0 million. However, notwithstanding the indemnity, the Company does not believe that it has any significant probable liability for environmental claims. Further, the Company believes it to be unlikely that the Company would be required to bear environmental costs in excess of its pro rata share of such costs as a potentially responsible party under CERCLA.


12.  TRANSACTIONS WITH FORMER PARENT:

For the predecessor period, the Company participated in Alumax's centralized cash management system. Under this system, cash received from the Company's operations was transferred to Alumax's centralized cash accounts and cash disbursements were funded from the centralized cash accounts.

Transactions between the Company and Alumax were generally at the market value of the products and services involved. Such transactions consisted primarily of purchases of raw materials, which totaled $56,255.1, $27,569.7 and $1,450.1 for the years ended December 31, 1994 and 1995 and the nine month predecessor period ended September 25, 1996, respectively.

The following is a summary of the components of the due to former parent account at December 31, 1995 (predecessor):

 Allocation of accrued pension liability                     $      1,797.7
 Allocation of other post-retirement benefits                       7,285.0
 Net U.S. current and deferred income taxes                        25,081.7
 Net of other operating cash flows                                   (602.0)
                                                             ------------------
         Total due to former parent                          $     33,562.4
                                                             ==================



The due to former parent account represented the cumulative net effect of the Company's activity in Alumax's cash management system and other transactions between the Company and Alumax. Alumax periodically charged the Company interest expense related to a portion of this balance at a rate which approximated the prime rate.

13.  OPERATIONS AND GEOGRAPHIC DATA:

The Company operates 35 plants and service centers throughout the United States. Products produced and marketed by these operations include rain carrying systems, roofing and roofing accessories, siding, appliance trims, steel entry doors, vinyl windows

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)





and numerous recreational vehicle components. Fabricated Products serves the recreational vehicle, manufactured housing, home center, home improvement, residential construction, agricultural and utility building markets in the United States.

Fabricated Products also operates a group of five companies in Western Europe which focuses on coil coating and fabricating aluminum and steel. Other products include steel and aluminum entry doors, recreational vehicle components, composite panels, vehicle components such as seat rails and sunroof frames, and windows for modular construction. These European companies, which serve the recreational vehicle, home center, home improvement, residential construction, and various original equipment manufacturer markets, operate two plants in the United Kingdom, two in France and one in the Netherlands.



                                                                        PREDECESSOR                              SUCCESSOR
                                                 ---------------------------------------------------------  -------------------

                                                                                           NINE MONTHS         THREE MONTHS
                                                    YEAR ENDED          YEAR ENDED            ENDED                ENDED
 Geographic data:                                  DECEMBER 31,        DECEMBER 31,       SEPTEMBER 25,        DECEMBER 27,
                                                       1994                1995                1996                1996
                                                 -----------------   -----------------  ------------------  -------------------
    Net sales:
         United States                           $     286,756.0    $      287,772.2   $       225,535.5    $        75,538.5
         Europe and other international                159,815.8           195,689.7           137,772.1             49,990.9
                                                 -----------------   -----------------  ------------------  -------------------
                                                 $     446,571.8    $      483,461.9   $       363,307.6    $       125,529.4
                                                 =================   =================  ==================  ===================

    Earnings from operations:
         United States                           $      16,658.3    $       11,195.3   $         9,573.7    $         2,015.1
         Europe and other international                 13,100.2            22,946.7            13,268.0              5,917.9
                                                 -----------------   -----------------  ------------------  -------------------
                                                 $      29,758.5    $       34,142.0   $        22,841.7    $        $7,933.0
                                                 =================   =================  ==================  ===================

    Identifiable assets:
         United States                                              $      119,848.5                        $       192,934.5
         Europe and other international                                    116,800.3                                134,358.2
                                                                     -----------------                      -------------------
                                                                    $      236,648.8                        $       327,292.7
                                                                     =================                      ===================

A significant portion of the Company's sales are to the retail and automotive markets. Concentrations of credit risk with respect to the trade receivables, relating to sales into these as well as other markets, are limited due to the large number of customers and the widely dispersed geographic areas in which the Company's businesses operate.

14. SUBSEQUENT EVENT

On May 2, 1997, the Company announced that it has signed a definitive agreement to purchase a business that manufacturers industrial, commercial, architectural and agricultural building panels from aluminum and steel, and is headquartered in Lancaster, Pennsylvania. Completion of the acquisition is subject to certain due diligence and other conditions, and the final purchase price will be determined pursuant to the terms of the purchase agreement. Closing on this transaction is anticipated to be in the latter part of June.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)






15.  SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS:

As described in Note 1, on September 25, 1996, Euramax purchased the Company from Alumax Inc. As further described in Note 5, the Acquisition was financed, in part, through Senior Subordinated Notes due 2006 (the "Notes"). The Notes are primary obligations of Euramax (the "Parent"). The United Kingdom and Netherlands holding company subsidiaries of Euramax are co-obligors under the Notes (the "Co-obligors"). The United States holding company subsidiary of Euramax has provided a full and unconditional guarantee of the Notes (the "Guarantor"). The following supplemental condensed combining financial statements for the periods prior to the Acquisition, (the "Predecessor" periods) reflect the combined historical financial position, results of operations and cash flows of the entities that are the Parent, the Co-obligors and the Guarantor (collectively, the "Anticipated Parent, Co-obligors and Guarantor"), and such combined information of the non-guarantor entities, consisting principally of the operating companies acquired (collectively, the "Non-guarantor Subsidiaries"). The following supplemental condensed combining financial statements as of December 27, 1996 and for the three month period then ended (the "Successor" period) reflect the financial position, results of operations, and cash flows of each of the Parent, the Co-Obligors and Guarantor entities, and such combined information of the Non- Guarantor Subsidiaries. The Co-obligors and the Guarantor are wholly-owned subsidiaries of Euramax and are each jointly, severally, fully, and unconditionally liable under the Notes. Separate complete financial statements of each Co-obligor and of the Guarantor are not presented because management has determined that they are not material to investors. For periods prior to the Acquisition, there were no significant intercompany balances or transactions between the Anticipated Parent, Co-obligors and Guarantor entities combined and the Non-guarantor Subsidiaries.


                                                                                      PREDECESSOR

                                                            ---------------------------------------------------------------
                                                                         FOR THE YEAR ENDED DECEMBER 31, 1994
                                                            ---------------------------------------------------------------
                                                               Anticipated
                                                                 Parent,
                                                               Co-Obligors         Non-Guarantor             Combined
                                                              and Guarantor        Subsidiaries               Totals
                                                            -----------------  ---------------------   --------------------

Net sales                                                   $          _       $       446,571.8       $      446,571.8
Cost and expenses:
    Cost of goods sold                                                 _               366,716.8              366,716.8
    Selling and general                                                _                42,424.3               42,424.3
    Depreciation and amortization                                      _                 7,672.2                7,672.2
                                                            -----------------  ---------------------   --------------------
         Earnings from operations                                      _                29,758.5               29,758.5
Interest income (expense), net                                         _                  (255.2)                (255.2)
Other expense, net                                                     _                  (284.2)                (284.2)
                                                            -----------------  ---------------------   --------------------
         Earnings before income taxes                                  _                29,219.1               29,219.1
Provision for income taxes                                             _                12,037.8               12,037.8
                                                            -----------------  ---------------------   --------------------
Net earnings                                                $          _       $        17,181.3       $       17,181.3
                                                            =================  =====================   ====================

Note: Separate columns for the Anticipated Parent, the Co-obligors and the Guarantor are not presented as there were no amounts for such entities for the periods shown.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)






                                                                                       PREDECESSOR

                                                             -------------------------------------------------------------
                                                                         FOR THE YEAR ENDED DECEMBER 31, 1995
                                                             -------------------------------------------------------------
                                                                 Anticipated
                                                                   Parent,
                                                                 Co-Obligors         Non-Guarantor
                                                                and Guarantor         Subsidiaries      Combined Totals
                                                             -------------------------------------------------------------

Net sales                                                   $              -       $    483,461.9     $      483,461.9
Cost and expenses:
    Cost of goods sold                                                     -            399,989.0            399,989.0
    Selling and general                                                    -             41,350.7             41,350.7
    Depreciation and amortization                                          -              7,980.2              7,980.2
                                                             -------------------------------------------------------------
         Earnings from operations                                          -             34,142.0             34,142.0
Interest income (expense), net                                             -             (2,988.4)            (2,988.4)
Other expense, net                                                         -                (96.2)               (96.2)
                                                             -------------------------------------------------------------
    Earnings before income taxes                                           -             31,057.4             31,057.4
Provision for income taxes                                                 -             11,399.1             11,399.1
                                                             -------------------------------------------------------------
Net earnings                                                $              -       $     19,658.3     $       19,658.3
                                                             =============================================================





                                                                                          PREDECESSOR
                                                               ------------------------------------------------------------------
                                                                          FOR THE NINE MONTHS ENDED SEPTEMBER 25, 1996
                                                               ------------------------------------------------------------------
                                                                  Anticipated
                                                                    Parent,
                                                                  Co-Obligors             Non-Guarantor             Combined
                                                                 and Guarantor            Subsidiaries               Totals
                                                               ------------------------------------------------------------------


 Net sales                                                   $             -         $        363,307.6       $      363,307.6
 Cost and expenses:
    Cost of goods sold                                                     -                  300,184.8              300,184.8
    Selling and general                                                    -                   33,286.1               33,286.1
    Depreciation and amortization                                          -                    6,995.0                6,995.0
                                                               ------------------------------------------------------------------
         Earnings from operations                                          -                   22,841.7               22,841.7
 Interest income (expense), net                                            -                     (621.8)                (621.8)
 Other income (expense), net                                               -                     (297.7)                (297.7)
                                                               ------------------------------------------------------------------
         Earnings before income taxes                                      -                   21,922.2               21,922.2
 Provision for income taxes                                                -                    8,342.3                8,342.3
                                                               ------------------------------------------------------------------
 Net earnings                                                $             -         $         13,579.9       $       13,579.9
                                                               ==================================================================

Note: Separate columns for the Anticipated Parent, the Co-obligors and the Guarantor are not presented as there were no amounts for such entities for the periods shown.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)






                              -----------------------------------------------------------------------------------------------------
                                                  SUCCESSOR FOR THE THREE MONTHS ENDED DECEMBER 27, 1996
                              -----------------------------------------------------------------------------------------------------
                                        Co-Obligors and Guarantor Subsidiaries
                                     --------------------------------------------
                              Euramax      Amerimax       Euramax         Euramax
                            International  Holdings,     European        European          Non-
                               plc          Inc.       Holdings plc   Holdings, B.V      Guarantor                     Consoliated
                            (Parent)     (Guarantor)   (Co-obligor)   (Co-obligor)     Subsidiaries     Eliminations      Total
                          ------------- ------------- -------------  ---------------  ---------------   -------------   ------------

Thousands of U.S. Dollars

Net sales                $        -    $        -    $        -     $          -     $   125,529.4   $          -     $   125,529.4

Cost and Expenses:               -             -             -                -                -               -                -
  Cost of goods sold             -             -             -                -         104,055.4              -         104,055.4
  Selling and general          80.0            -             -                -          10,870.3              -          10,950.3
  Depreciation and              0.2            -             -                -           2,590.5              -           2,590.7
  amortization          ------------- ------------- -------------  ---------------  --------------- ---------------   ------------

     Earnings from operations (80.2)           -             -                -           8,013.2              -           7,933.0
Equity in earnings from
  subsidiaries              2,640.4       1,542.8         958.3          1,448.0          8,741.1       (15,330.6)              -
Interest expense, net      (2,434.6)       (921.1)       (725.6)          (938.0)        (1,167.1)             -          (6,186.4)
Other expense, net               -             -             -                -            (235.3)             -            (235.3)
                          ------------- ------------- -------------  ---------------  --------------- ---------------   ------------

     Earnings before income
     taxes                    125.6         621.7         232.7            510.0         15,351.9       (15,330.6)         1,511.3

Provision for income taxes     44.0         241.8          81.4            178.5          5,923.4        (5,963.6)           505.5
                          ------------- ------------- -------------  ---------------  --------------- ---------------   ------------
Net earnings                   81.6         379.9         151.3            331.5          9,428.5        (9,367.0)         1,005.8
  Dividends on redeemable
  preference shares        (1,191.0)           -             -                -                -               -          (1,191.0)
                          ------------- ------------- -------------  ---------------  --------------- ---------------   ------------

Net earnings available for
  ordinary shareholders $   (1,109.4)  $     379.9  $     151.3    $       331.5    $     9,428.5   $    (9,367.0)   $      (185.2)
                          ===========   ===========   ===========    =============    =============   =============     ============


                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)










                                                                                   PREDECESSOR
                                                       --------------------------------------------------------------------
                                                                             AS OF DECEMBER 31, 1995
                                                       --------------------------------------------------------------------
                                                           Anticipated
                                                             Parent,
                                                           Co-Obligors           Non-Guarantor                Combined
                                                          and Guarantor          Subsidiaries                  Totals
                                                       --------------------  ---------------------  -----------------------


ASSETS

Current assets:
  Cash and equivalents                                $              -       $        12,586.9      $          12,586.9
  Accounts receivable, net                                           -                60,006.4                 60,006.4
  Inventories                                                        -               101,454.5                101,454.5
  Other current assets                                               -                 1,340.3                  1,340.3
                                                   ------------------------------------------------------------------------
     Total current assets                                            -               175,388.1                175,388.1
                                                   ------------------------------------------------------------------------
 Noncurrent assets:
  Property, plant and equipment, net                                 -                60,024.6                 60,024.6
  Other assets                                                       -                 1,236.1                  1,236.1
                                                   ------------------------------------------------------------------------
     Total noncurrent assets                                         -                61,260.7                 61,260.7
                                                   ------------------------------------------------------------------------
                                                      $              -       $       236,648.8      $         236,648.8
                                                   ========================================================================


LIABILITIES AND EQUITY

 Current liabilities:
  Accounts payable                                    $              -       $        28,409.1      $          28,409.1
  Accrued liabilities                                                -                16,917.8                 16,917.8
  Taxes payable                                                      -                 2,681.5                  2,681.5
                                                   ------------------------------------------------------------------------
     Total current liabilities                                       -                48,008.4                 48,008.4
                                                   ------------------------------------------------------------------------
 Noncurrent liabilities:
  Deferred income taxes                                              -                 1,225.0                  1,225.0
  Due to former parent                                               -                33,562.4                 33,562.4
  Other noncurrent liabilities                                       -                 2,392.2                  2,392.2
                                                   ------------------------------------------------------------------------
     Total noncurrent liabilities                                    -                37,179.6                 37,179.6
                                                   ------------------------------------------------------------------------
 Commitments and contingencies
 Total equity                                                        -               151,460.8                151,460.8
                                                   ------------------------------------------------------------------------

                                                      $              -       $       236,648.8      $         236,648.8
                                                   ========================================================================



Note: Separate columns for the Anticipated Parent, the Co-obligors and the Guarantor are not presented as there were no amounts for such entities for the periods shown.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)


                                      ---------------------------------------------------------------------------------------------
                                                                          Successor as of December 27, 1996
                                       ---------------------------------------------------------------------------------------------
                                                   Co-Obligors and Guarantor Subsidiaries
                                               ----------------------------------------------
                                         Euramax      Amerimax      Euramax       Euramax
                                       International  Holdings,     European      European      Non-
                                           plc          Inc.      Holdings plc Holdings, B.V. Guarantor                 Consolidated
                                        (Parent)     (Guarantor)  (Co-obligor)  (Co-obligor) Subsidiaries Eliminations     Totals
                                       ------------- ----------- ----------- --------------  ------------ ------------   -----------

                                                                                       ASSETS

Current assets:
  Cash and cash equivalents           $      123.7   $       -    $     -   $        -    $  12,392.0    $       -     $  12,515.7
  Accounts receivable, net                      -            -          -            -       60,766.7            -        60,766.7
  Inventories                                   -            -          -            -       87,237.1          (2.0)      87,235.1
  Deferred income taxes                         -            -          -            -        1,483.5            -         1,483.5
  Other current assets                          -            -          -            -        1,349.9            -         1,349.9
                                       ------------- ------------ ---------- ------------  ------------  ------------  -------------
     Total current assets                    123.7           -          -            -      163,229.2          (2.0)     163,350.9
Property, plant and equipment, net              -            -          -            -      107,338.3            -       107,338.3
Amounts due from parent / affiliates      71,172.1           -          -       3,685.9      34,074.1     (108,932.1)           -
Goodwill                                        -            -          -            -       40,925.8            -        40,925.8
Investment in consolidated                38,998.2    142,742.8   33,205.2     37,026.3     114,667.9     (366,640.4)           -
Other assets                               7,561.3      3,476.3      852.7      1,102.4       2,685.0            -        15,677.7
                                       ------------- ------------ ------------ ----------  ------------  ------------  -------------
                                      $  117,855.3  $ 146,219.1  $34,057.9  $  41,814.6   $ 462,920.3    $(475,574.5)  $ 327,292.7
                                       ============= ==========  =========== ============  ============  ============  =============

                                                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                    $         -    $      -    $     -    $       -    $  38,221.4    $       -     $  38,221.4
  Accrued expenses                         2,329.8       500.0      694.6        898.0      19,571.5            -        23,993.9
  Income taxes payable                    (2,038.1)         -          -            -        3,555.0            -         1,516.9
  Current maturities of long-term debt          -           -          -            -        2,000.0            -         2,000.0
                                       ------------- ----------- ----------- ------------  -----------  ------------  -------------
     Total current liabilities               291.7       500.0      694.6        898.0      63,347.9            -        65,732.2
Long-term debt, less current              80,200.0    25,000.0   23,900.0     30,900.0      49,740.0            -       209,740.0
Amounts due to parent/affiliates                -    102,739.1      629.7           -        5,170.5     (108,539.3)           -
Other liabilities                               -           -          -            -        4,721.7            -         4,721.7
Deferred income taxes                           -           -          -            -        9,735.2            -         9,735.2
                                       ------------- ----------- ----------- ------------  -----------  ------------  -------------
     Total liabilities                    80,491.7   128,239.1   25,224.3     31,798.0     132,715.3     (108,539.3)    289,929.1
                                       ------------- ----------- ----------- ------------  -----------  ------------  -------------
Redeemable preference shares              35,191.0          -          -            -             -             -        35,191.0
                                       ------------- ----------- ----------- ------------  -----------  ------------  -------------
Ordinary shareholders' equity:
  Ordinary shares                          1,000.0          -         78.2        23.4          74.5         (176.1)      1,000.0
  Paid-in capital                               -     17,000.0     6,921.8     9,076.6     314,751.0      347,749.4)           -
  Retained earnings (deficit)               (185.2)      980.0       486.7       838.3      13,614.6      (15,919.6)       (185.2)
  Cumulative foreign translation           1,357.8          -      1,346.9        78.3       1,764.9       (3,190.1)      1,357.8
  adjustment                           ------------- ----------- ----------- -------------  -----------  ------------  -------------


  Total ordinary shareholders' equity      2,172.6     17,980.0    8,833.6    10,016.6     330,205.0     (367,035.2)      2,172.6
                                       ------------- ----------- ----------- -------------  -----------  ------------  -------------
                                      $  117,855.3   $146,219.1  $34,057.9   $41,814.6    $462,920.3    $(475,574.5)  $ 327,292.7
                                       ============= =========== =========== ============= ============  ============  =============


                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)



                                                                                       PREDECESSOR

                                                                 ------------------------------------------------------------
                                                                             FOR THE YEAR ENDED DECEMBER 31, 1994
                                                                 ------------------------------------------------------------
                                                                    Anticipated
                                                                      Parent,
                                                                    Co-Obligors
                                                                        and           Non-Guarantor
                                                                     Guarantor         Subsidiaries        Combined Totals
                                                                 ---------------   ------------------  ---------------------

 Cash flows from operating activities:
     Net earnings (loss)                                        $       -          $      17,181.3     $    17,181.3
     Reconciliation of net earnings to net cash provided by
          operating activities:
              Depreciation and amortization                             -                  7,672.2           7,672.2
              Provision for doubtful accounts                           -                  1,451.4           1,451.4
              (Gain) loss on sales of assets                            -                    142.6             142.6
              Deferred income taxes                                     -                    603.7             603.7
              Changes in operating assets and liabilities               -                (18,729.6)        (18,729.6)
                                                                 -------------  -------------------  ----------------
                  Net cash provided by operating activities             -                  8,321.6           8,321.6
                                                                 -------------  -------------------  ----------------
 Cash flows from investing activities:
     Proceeds from sales of assets                                      -                  1,465.3           1,465.3
     Capital expenditures                                               -                 (9,594.5)         (9,594.5)
                                                                 ----------------------------------  ----------------
                  Net cash used in investing activities                 -                 (8,129.2)         (8,129.2)
                                                                 -------------  -------------------  ----------------
 Cash flows from financing activities:
     Net change in due to former parent                                 -                  5,698.6           5,698.6
     Dividends paid                                                     -                   (111.2)           (111.2)
                                                                 -------------  -------------------  ----------------
                  Net cash provided by financing activities             -                  5,587.4           5,587.4
                                                                 -------------  -------------------  ----------------
 Effect of exchange rate changes on cash                                -                 (1,580.2)         (1,580.2)
                                                                 -------------  -------------------  ----------------
 Net increase in cash and equivalents                                   -                  4,199.6           4,199.6
 Cash and equivalents at beginning of year                              -                 30,919.4          30,919.4
                                                                 -------------  -------------------  ----------------
 Cash and equivalents at end of year                            $               $         35,119.0     $    35,119.0
                                                                 =============  =================== ================




Note: Separate columns for the Anticipated Parent, the Co-obligors and the Guarantor are not presented as there were no amounts for such entities for the periods shown.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)






                                                                                       PREDECESSOR

                                                             ---------------------------------------------------------------
                                                                            FOR THE YEAR ENDED DECEMBER 31, 1995
                                                             ---------------------------------------------------------------
                                                                       Parent,
                                                                     Co-Obligors         Non-Guarantor         Combined
                                                                    and Guarantor         Subsidiaries          Totals
                                                                 -------------------  -------------------- -----------------

 Cash flows from operating activities:
     Net earnings                                               $        -        $  19,658.3          $     19,658.3
     Reconciliation of net earnings to net cash provided by
          operating activities:
              Depreciation and amortization                              -            7,980.2                 7,980.2
              Provision for doubtful accounts                            -              388.2                   388.2
              Loss on sales of assets                                    -              146.7                   146.7
              Deferred income taxes                                      -             (526.0)                 (526.0)
              Changes in operating assets and liabilities                -          (21,681.3)              (21,681.3)
                                                                 ---------------  ------------         ---------------
                  Net cash provided by operating activities              -            5,966.1                 5,966.1
                                                                 ---------------  ------------         ---------------
 Cash flows from investing activities:
     Proceeds from sales of assets                                       -              177.0                   177.0
     Capital expenditures                                                -          (17,429.4)              (17,429.4)
                                                                 ---------------  ------------         ---------------
                  Net cash used in investing activities                  -          (17,252.4)              (17,252.4)
                                                                 ---------------  ------------         ---------------
 Cash flows from financing activities:
     Net change in due to former parent                                  -           (7,486.1)               (7,486.1)
     Dividends paid                                                      -           (4,037.3)               (4,037.3)
                                                                 ---------------  ------------         ---------------
                  Net cash used in financing activities                  -          (11,523.4)              (11,523.4)
                                                                 ---------------  ------------         ---------------
 Effect of exchange rate changes on cash                                 -              277.6                   277.6
                                                                 ---------------  ------------         ---------------
 Net decrease in cash and equivalents                                    -          (22,532.1)              (22,532.1)
 Cash and equivalents at beginning of year                               -           35,119.0                35,119.0
                                                                 ---------------  ------------         ---------------
 Cash and equivalents at end of year                            $        -        $  12,586.9          $     12,586.9
                                                                 ===============  ============         ===============




Note: Separate columns for the Anticipated Parent, the Co-obligors and the Guarantor are not presented as there were no amounts for such entities for the periods shown.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)









                                                                                               PREDECESSOR
                                                                    -------------------------------------------------------------
                                                                              FOR THE NINE MONTHS ENDED SEPTEMBER 25, 1996
                                                                    -------------------------------------------------------------
                                                                          ANTICIPATED
                                                                             PARENT
                                                                          CO-OBLIGORS
                                                                              AND         NON-GUARANTOR        COMBINED
                                                                           GUARANTOR       SUBSIDIARIES         TOTALS
                                                                    -------------------  -----------------  -------------

 Cash flows from operating activities:
     Net earnings                                                     $      -        $   13,579.9         $   13,579.9
     Reconciliation of net earnings to net cash provided by
          operating activities:
              Depreciation and amortization                                  -            6,995.0               6,995.0
              Provision for doubtful accounts                                -              827.2                 827.2
              (Gain) loss on sales of assets                                 -             (168.3)               (168.3)
              Deferred income taxes                                          -             (338.7)               (338.7)
              Changes in operating assets and liabilities                    -             (654.3)               (654.3)
                                                                       --------------   --------------     --------------
                  Net cash provided by operating activities                  -           20,240.8              20,240.8
                                                                       --------------   --------------     --------------
 Cash flows from investing activities:
     Proceeds from sale of assets                                            -              233.0                 233.0
     Capital expenditures                                                               (11,517.5)            (11,517.5)
                                                                       --------------   --------------     --------------
                  Net cash used in investing activities                      -           (11,284.5)           (11,284.5)
                                                                       --------------   --------------     --------------
 Cash flows from financing activities:

    Net change in due to former parent                                       -           (20,973.0)           (20,973.0)
                                                                       --------------   --------------     --------------
                  Net cash used in financing activities                      -           (20,973.0)           (20,973.0)
                                                                       --------------   --------------     --------------
 Effects of exchange rate changes on cash                                    -              (677.4)              (677.4)
                                                                       --------------   ---------------    --------------
 Net decrease in cash and equivalents                                        -           (12,694.1)            (12,694.1)
 Cash and equivalents at beginning of period                                 -             12,586.9             12,586.9
                                                                        ------------    ---------------    --------------
 Cash and equivalents at end of period                                 $     -         $     (107.2)      $       (107.2)
                                                                         ===========    ===============    ==============



Note: Separate columns for the Anticipated Parent, the Co-obligors and the Guarantor are not presented as there were no amounts for such entities for the periods shown.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)





                                                          SUCCESSOR FOR THE THREE MONTHS ENDED DECEMBER 27, 1996
                                     -----------------------------------------------------------------------------------------------
                                             CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                     -------------------------------------------------------
                                        Euramax                      Euramax      Euramax
                                       International Amerimax       European     European        Non-
                                          plc       Holdings, Inc. Holdings plc Holdings, B.V  Guarantor                Consolidated
                                       (Parent)     (Guarantor)    (Co-obligor) (Co-obligor    Subsidiaries  Eliminations  Totals
                                      -----------  -------------  ------------- -------------- ------------- ------------- ---------

Cash flows from operating activities
   Net earnings                      $  1,005.8    $     980.0    $     486.7   $    838.3    $  13,025.6   $ (15,330.6)  $ 1,005.8
   Reconciliation of net earnings to
     cash provided by (used in)
             operating activities:
     Depreciation and amortization         -                -             -            -          2,590.7          -       2,590.7
     Provision for doubtful accounts       -                -             -            -            221.3          -         221.3
     (Gain) loss on sales of assets        -                -             -            -             (7.4)         -          (7.4)
     Deferred income taxes                 -                -             -            -           (760.5)         -        (760.5)
     Equity in earnings of subsidiaries (2,640.4)      (1,542.8)       (958.3)    (1,448.0)      (8,741.1)     15,330.6        -
     Changes in operating assets and
       liabilities                         366.1          683.0         716.5        926.3       22,634.9          -      25,326.8
                                       -----------  -------------  -------------  ------------  ---------- ------------- -----------
          Net cash provided by (used in)
          operating  activities         (1,268.5)         120.2         244.9        316.6       28,963.5          -      28,376.7
                                       -----------  -------------  -------------  ------------  ---------- ------------- -----------
Cash flows from investing activities:
   Purchase of Fabricated Products     (35,000.0)    (141,200.0)    (30,900.0)   (35,500.0)     (41,713.0)     33,100.0 (251,213.0)
   Proceeds from sale of assets            -               -              -            -             91.6           -         91.6
   Capital expenditures                    -               -              -            -           (681.8)          -       (681.8)
                                       -----------  -------------  -------------  ------------  ---------- ------------- -----------
     Net cash used in investing
          activities                   (35,000.0)    (141,200.0)    (30,900.0)    (35,500.0)     (42,303.2)    33,100.0  (251,803.2)
                                       -----------  -------------  -------------  ------------  ---------- ------------- -----------
Cash flows from financing activities:
   Proceeds from long-term debt         80,200.0       44,000.0      23,900.0      30,900.0       56,000.0          -     235,000.0
   Proceeds from issuance of
    preference shares                   34,000.0           -             -            -               -             -      34,000.0
   Proceeds from issuance of ordinary    1,000.0       17,000.0                     9,100.0           -        (33,100.0)   1,000.0
     shares
   Deferred financing fees              (2,934.7)      (3,659.3)                   (1,130.7)      (1,330.7)         -      (9,930.0)
   Repayment of debt                        -         (19,000.0)         -            -           (6,163.5)         -     (25,163.5)
   Other                                    -              -             -            -           (1,555.0)         -      (1,555.0)
   Due to/from parent or affiliate     (75,873.1)     102,739.1                    (3,685.9)     (23,809.8)         -          -
                                       -----------  -------------  -------------  -----------  ------------ ------------ -----------
     Net cash provided by financing
       activities                       36,392.2      141,079.8      30,655.1      35,183.4       23,141.0     (33,100.0) 233,351.5
                                       -----------  -------------  -------------  -----------  ------------ ------------  ----------
   Effect of exchange rate changes on cash  -              -             -            -            2,697.9          -       2,697.9
                                       -----------  -------------  -------------  -----------  ------------ ------------  ----------
   Net increase in cash and equivalents    123.7           -             -            -           12,499.2          -      12,622.9
   Cash and equivalents at beginning of     -              -             -            -             (107.2)         -        (107.2)
   period
   Cash and equivalents at end of      -----------  -------------  -------------  -----------  ------------- -----------  ----------
   period                             $    123.7    $      -       $       -     $      -        $ 12,392.0   $      -    $12,515.7
                                       ===========  =============  =============  ===========  ============= ===========  ==========

Noncash investing and financing activities:
Dividends accrued on preference shares$  1,191.0    $        -     $       -     $      -        $    -       $      -     $1,191.0
                                       ===========  =============  =============  ===========  ============== ===========  =========
Supplemental cash flow information:
    Foreign income taxes paid, net    $       -     $        -     $       -     $      -        $      3.4   $      -     $    3.4
                                       ===========  =============  =============  ============  ============= ===========  =========

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.



                                    Part III

Item 10.  Directors and Executive Officers

The following sets forth certain information with respect to the persons who are members of the Board of Directors and key officers of the Company and its subsidiaries.




Name                    Age                                 Position
                       -----   ----------------------------------------------
 J. David Smith         47     Chief Executive Officer, President and Director
 Frank T. Geist         51     Executive Vice President
 R. Scott Vansant       35     Vice President, Finance and Administration
 Mitchell B. Lewis      34     President, General Manager - Amerimax Building
                               Products, Inc.
 Neil E. Bashore        47     President, General Manager - Amerimax Home
                               Products, Inc.
 Jo Cuypers             56     Managing Director - Euramax Coated Products B.V.
 Roger A. Walters       55     Managing Director - Euramax Coated Products
                               Limited
 David C. Pugh          47     Managing Director - Ellbee Ltd.
 Joseph M. Silvestri    35     Director
 Richard M. Cashin      43     Director
 William Ty Comfort     30     Director
 Rolly van Rappard      35     Director
 Paul E. Drack          69     Director
 Stuart M. Wallis       51     Director, Non-executive Chairman


J. David Smith has been President of AFP, Amerimax Fabricated Products, since 1990 and was appointed a Vice President of Alumax in 1994. Mr. Smith became a director of the Company in September 1996. Mr. Smith's career in the fabricated products industry spans twenty-five years, starting with various operational responsibilities with Howmet Aluminum Corp. ("Howmet Aluminum"). In 1983, Mr. Smith joined Alumax as General Manager of the Building Specialties Division and became President of Alumax Home and Specialty Products Group in 1988.

Frank T. Geist has been Group Vice President of AFP since 1993. Prior to 1993, Mr. Geist served as Vice President, General Manager of Amerimax Home Products, Inc. Mr. Geist's career in the fabricated products industry began twenty-five years ago with various operational responsibilities with Howmet Aluminum.

R. Scott Vansant joined Alumax in 1991. From 1995 to 1996, Mr. Vansant served as Director of Internal Audit for Alumax. Mr. Vansant also served in various operational positions with Alumax Building Products, Inc., including serving as Controller of the division from 1993 to 1995. Prior to 1991, Mr. Vansant worked as a Certified Public Accountant for Ernst & Young L.L.P.

Mitchell B. Lewis has been General Manager of Amerimax Building Products, Inc. from 1993 to 1996 and Assistant General Manager of Amerimax Building Products, Inc. from 1991 to 1993. Prior to 1991, Mr. Lewis served as corporate counsel with Alumax. Prior to joining Alumax, Mr. Lewis practiced law, specializing in mergers and acquisitions.

Neil E. Bashore has been General Manager of Amerimax Home Products, Inc. from 1993 to 1996. From 1981 to 1993, Mr. Bashore served as Manufacturing Manager of Amerimax Home Products, Inc. and has served in other management positions with the since 1975.

Jo Cuypers has been Managing Director of Euramax Coated Products B.V. since 1979. From 1970 to 1979, Mr. Cuypers served in various management positions with Euramax Coated Products B.V. Prior to joining Euramax Coated Products B.V., Mr. Cuypers held several positions with other companies in related industries, thus bringing his total experience to nearly forty years.

Roger A. Walters has been Managing Director of Euramax Coated Products Ltd. since 1983. Prior to 1983, Mr. Walters held various technical and managerial positions with Alcan, Inc. Mr. Walters has served on various trade associations and is currently the Chairman of the Statistics Group for the European Coil Coaters Association.

David C. Pugh has been Managing Director of Euramax Ellbee Ltd. since 1996. Mr. Pugh has held several positions with Alumax over the past twenty years, including Sales Director and Production Director of Euramax Ellbee Ltd.

Joseph M. Silvestri has been a director of the Company since its inception. Mr. Silvestri has been employed by Citicorp Venture Capital, Ltd. since 1990 and has been a Vice President since 1995. Mr. Silvestri is a director of International Media Group, Polyfibron Technologies, Frozen Specialties, Glenoit Mills and Triumph Group.

Richard M. Cashin became a director of the Company upon consummation of the Transactions. Mr. Cashin has been employed by Citicorp Venture Capital, Ltd. since 1980 and has been a Managing Director since 1991. Mr. Cashin is a director of Levitz Furniture Incorporated, Lifestyle Furnishings International, and Titan Wheel International Inc.

William Ty Comfort became a director of the Company upon consummation of the Transactions. Mr. Comfort has been employed by CVC Capital Partners, Ltd. since 1995. Mr. Comfort is currently an Assistant Director.

Rolly van Rappard became a director of the Company upon consummation of the Transactions. Mr. van Rappard has been employed by CVC Capital Partners B.V. since 1988 and has been a Managing Director since 1993. Mr. van Rappard is currently a director of, among other companies, Saybolt International B.V., Docdata B.V. and Hoogenbosch Retail Group B.V.

Paul E. Drack became a director of the Company in December 1996. Mr. Drack retired from AMAX Inc. in December 1993 after serving as President and Chief Operating Officer from 1991. From 1985 to 1991, Mr. Drack was employed in various positions with Alumax Inc. serving as President and Chief Executive Officer from 1986.

Stuart M. Wallis became a Director of the Company in February, 1997. Mr. Wallis served as Chief Executive for Fisons plc from 1994 to 1995. From 1989 to 1995, Mr. Wallis served as Chief Executive in Europe for Bowater plc.

Item 11.  Executive Compensation

The following table sets forth the aggregate cash compensation paid to, or accrued by the Company for the Company's executive officers who earned $100,000 or more during the year ended December 27, 1996.

                           Summary Compensation Table

                                                                             Annual Compensation
                                                                         ---------------------------
                                                                         ---------------------------
                                                                                                   All Other
Name and Principal Position                                           Salary         Bonus      Compensation(1)

J. David Smith, Chief Executive Officer, President and Director...    $174,855      $93,840     $6,696
Frank T. Geist, Executive Vice President..........................    $137,436      $65,563     $5,756

-----------

     (1)  Other  compensation   consists  entirely  of  the  Company's  matching
contributions to 401(k) plans.

The Company has not granted any options or stock appreciation rights. The Company has no long-term incentive plans.

Retirement Plans

See Note 9 to the Financial Statements for a description of the Company's retirement plans. Additionally, the Company has adopted an unfunded supplemental executive retirement plan (the "SERP") for Mr. Smith and Mr. Geist which is designed to supplement benefits payable under other plans of the Company. The annual benefit, payable in the form of a life annuity, is $110,000 for Mr. Smith and $45,000 for Mr. Geist upon retirement at age 65. Annual benefits payable under the SERP are reduced for participants retiring before age 65. A participant's benefits under the SERP are not vested until the earlier of the date the executive attains age 55, dies, becomes totally and permanently disabled, or the occurrence of a change-in-control. If the employment of Mr. Smith or Mr. Geist with the Company terminates, for any reason, before his benefits have vested, Messrs. Smith and Geist will not be entitled to any benefits under the SERP.

Compensation of Directors

Directors who are not executive officers of the Company are entitled to an annual fee of $15,000. Directors are reimbursed for out-of-pocket expenses incurred in connection with attending meetings.

Employment Agreements

Mr. Smith is party to an employment agreement with the Company which expires on September 25, 1997. The agreement provides for a minimum annual salary of $212,000 and bonuses based on the achievement of certain operating income and return on asset targets established by the Board of Directors of the Company in consultation with Mr. Smith. Subject to certain exceptions, in the event Mr. Smith is terminated by the Company (other than for cause), Mr. Smith will be entitled to receive his annual salary for a period of twenty-four months following the date of such termination.

Mr. Geist is party to an employment agreement with the Company which expires on September 25, 1997. The agreement provides for a minimum annual salary of $165,000 and bonuses based on the achievement of certain operating income and return on asset targets established by the Board of Directors of the Company in consultation with Mr. Geist. Subject to certain exceptions, in the event Mr. Geist is terminated by the Company (other than for cause), Mr. Geist will be entitled to receive his annual salary for a period of twenty-four months following the date of such termination.

Each of the Employment Agreements also require the Company to maintain benefits for Mr. Smith and Geist equal to: (i) basic and supplemental life insurance in total equal to 4-1/2 times base pay, (ii) accidental death and dismemberment insurance equal to 4-1/2 times base pay, and (iii) long-term disability insurance equal to 2/3 base pay plus target bonus.

Management Equity Participation

In connection with the Acquisition, in order to provide financial incentives for certain of its employees, the Company provided for certain rights with respect to the Ordinary Shares and the Preference Shares purchased by the Management Investors. On the Closing Date, the Management Investors purchased an aggregate of approximately $1.0 million of Ordinary Shares and Preference Shares. The Ordinary Shares and Preference Shares of the Management Investors are subject to certain call provisions exercisable by the Company and/or the Investor Group in the event of the termination of a Management Investor's employment with the Company and its subsidiaries.

Description of Preference Shares

As part of the Transactions, the Company issued 34,000,000 Preference Shares for a purchase price of $34.0 million (the "Liquidation Value") to the Investor Group, the Management Investors and an affiliate of Paribas. Dividends accrue on the Preference Shares at a rate of 14% per annum and accumulate and compound on a quarterly basis. Upon the Closing Date, the Company had outstanding 1,000,000 Ordinary Shares and 34,000,000 Preference Shares. The Preference Shares rank prior to the Ordinary Shares upon liquidation and in respect of dividends and redemption. The vote of 66 2/3% of the holders of the Preference Shares, voting as a separate class, is required to (i) cause the Company to direct its subsidiaries to make distributions to the Company sufficient to enable the Company to pay dividends on the Preference Shares and (ii) cause the redemption of the Preference Shares upon the occurrence of certain events. Except as described in the foregoing and as otherwise required by law, the Preference Shares are not entitled to vote. The Preference Shares are subject to mandatory redemption on December 31, 2007. Upon redemption, a holder of Preference Shares is entitled to receive for each Preference Share redeemed its per share Liquidation Value plus accrued and unpaid dividends.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The table below sets forth certain information regarding the beneficial ownership of the Ordinary Shares and the Preference Shares as of May 1, 1997 by
(i) each person who is known to the Company to be the beneficial owner of more than 5% of either class, (ii) each director, (iii) each named executive officer of the Company, and (iv) all executive officers and directors of the Company as a group. Except as set forth below, the stockholders listed below have sole voting and investment power with respect to all shares shown as beneficially owned by them.


                                                        Number of           Percentage of           Number of      Percentage of
      Name and Address of Beneficial Owner           Ordinary Shares       Ordinary Shares      Preference Shares  Preference Shares
-------------------------------------------------  -------------------  ---------------------  ------------------- -----------------

ACP (1)                                                400,800                  40.1%           14,939.200        43.9%
   6099 Riverside Drive, Suite 201
   Dublin, Ohio 43017

CVC Europe                                             396,000                  39.6%           14,904,000        43.8%
   P.O. Box 87
   18 Grenville Street
   St. Helier, Jersey
   JE4 8PX, Channel Islands

Banque Paribas                                          88,000                   8.8%            3,312,000         9.7%
   787 7th Avenue
   New York, NY 10019

J. David Smith                                          18,000                   1.8%              132,000           .4
   5731 Mt. Repose Lane
   Norcross, GA 30092

Frank T. Geist                                          14,400                   1.4%              105,600           .3
   6005 State Bridge Rd., #517
   Duluth GA 30136

Joseph M. Silvestri (2)                                      0                      *                    0            *
Richard M. Cashin (2)                                        0                      *                    0            *
William Ty Comfort                                           0                      *                    0            *
Rolly van Rappard (2)                                        0                      *                    0            *
Stuart M. Wallis                                             0                      *                    0            *
Executive Officers and Directors as a Group             82,800                   8.3%              607,200         1.9%
(14 persons)                                      -------------------  ---------------------  -------------------  -----------


* Less than 1%

 -----------

(1)ACP is an affiliate of Citicorp Venture Capital, Ltd.

(2)Does not include 396,000 ordinary shares and 14,904,000 Preference Shares held by CVC Europe. Messrs. Silvestri, Cashin and van Rappard are officers of affiliates of CVC Europe.

Item 13.  Certain Relationships and Related Transactions

Shareholders Agreement and Articles of Association

On the Closing Date, the Company, the Investor Group, the Management Investors and an affiliate of Paribas entered into a shareholders agreement (the "Shareholders Agreement") which contains certain agreements among such parties with respect to the equity interests and corporate governance of the Company. The Board of Directors of the Company is comprised of seven members. ACP and CVC Europe each have the right to appoint two directors. J. David Smith is to be re-appointed a director for as long as he is Chief Executive Officer of the Company. Pursuant to the Shareholders Agreement and the Articles of Association of the Company, the disposition of Ordinary Shares and Preference Shares is restricted. The Shareholders Agreement and the Articles of Association also contain certain participation rights, approval rights and rights of first refusal exercisable by ACP and CVC Europe in the event of certain sales or proposed sales of equity interests by the other.

The holders of 5% of the Company's Common Stock, as well as the named executive officers, paid one dollar for each share listed opposite their names during fiscal 1996. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

Registration Rights Agreement

On the Closing Date, the Company entered into a registration rights agreement (the "Registration Agreement") with certain of the Company's existing shareholders. Pursuant to the terms of the Registration Agreement, such shareholders have the right to require the Company, at the Company's sole cost and expense and subject to certain limitations, to register under the Securities Act or list on any internationally recognized stock exchange all or part of the Ordinary Shares held by such shareholders (the "Registrable Securities"). All such shareholders will be entitled to participate in all registrations by the Company or other shareholders, subject to certain limitations. In connection with all such registrations, the Company has agreed to indemnify all holders of Registrable Securities against certain liabilities, including liabilities under the Securities Act and other applicable state or foreign securities laws. Registrations pursuant to the Registration Agreement will be made, if applicable, on the appropriate registration form and may be underwritten registrations.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following consolidated financial statements of Euramax International plc and its subsidiaries are included in Part II, item 8:

       Report of Independent Accountants

       Consolidated Balance Sheets at December 27, 1996 and December 31, 1995

       Consolidated Statements of Earnings for three months ended December 27, 1996 (successor period), for the years ended December 31, 1994 and 1995, and for the nine months ended September 25, 1996 (predecessor periods).

       Consolidated Statements of Changes in Equity for the three months ended December 27, 1996 (predecessor period), for the years ended December 31, 1994 and 1995, and for the nine months ended September 25, 1996 (predecessor periods).

       Consolidated Statements of Cash Flows for the three months ended December 27, 1996 (predecessor period), for the years ended December 31, 1994 and 1995, and for the nine months ended September 25, 1996 (predecessor periods).

       Notes to consolidated financial statements

(a)(2) Financial Statement Schedule

       Report of Independent Accountants

       Schedule II - Valuation Account

(b) The Company filed no reports on Form 8-K during the three months ended December 27, 1996.

(c)    Exhibits:

3.1*     Articles of Association of Euramax International plc

3.2*     Memorandum and Articles of Association of Euramax European Holdings plc

3.3*     Articles of Association of Euramax International B.V.

3.4*     Articles of Incorporation of Amerimax Holdings, Inc.

3.5*     Bylaws of Amerimax Holdings, Inc.

4.3* Indenture, dated as of September 25, 1996, by and among Euramax International plc, Euramax European Holdings plc, Euramax European Holdings B.V., Amerimax Holdings, Inc. and the Chase Manhattan Bank, as Trustee.

4.4* Deposit Agreement, dated as of September 25, 1996, by and among Euramax International plc, Euramax European Holdings plc, Euramax European Holdings B.V., and The Chase Manhattan Bank, as book-entry depositary

4.5* Registration Rights Agreement, dated as of September 25, 1996, by and among Euramax International plc, Euramax European Holdings plc, Euramax European Holdings B.V., Amerimax Holdings, Inc. and J.P. Morgan Securities Inc. and Goldman Sachs & Co.

4.6* Purchase Agreement dated as of September 18, 1996, by and among Euramax International Ltd., Euramax European Holdings Ltd., Euramax European Holdings B.V., Amerimax Holdings, Inc. and J.P. Morgan Securities Inc. and Goldman Sachs & Co.

10.1* Purchase Agreement, dated as of June 24, 1996, by and between Euramax International Ltd. and Alumax Inc.

10.2* Executive Employment Agreement, dated as of September 25, 1996, by and between J. David Smith and Euramax International plc

10.3* Executive Employment Agreement, dated as of September 25, 1996, by and between Frank T. Geist and Euramax International plc

10.4* Credit Agreement, dated as of September 25, 1996, by and among Amerimax Fabricated Products, Euramax Holdings Limited, Euramax Europe B.V., Euramax Netherlands B.V., as Borrowers; Euramax International plc, Amerimax Holdings, Inc., Euramax European Holdings plc, Euramax European Holdings B.V., Euramax Europe Limited and certain of their operating subsidiaries, as other Loan Parties; Banque Paribas, as Agent, as a Lender and as the Issuer; and the other lenders named therein.

10.5* Domestic Security Agreement, dated as of September 25, 1996, by Amerimax Holdings, Inc. in favor of Banque Paribas, as agent

10.6* Domestic Security Agreement, dated as of September 25, 1996, by Amerimax Fabricated Products, Inc. in favor of Banque Paribas, as agent

10.7* Domestic Security Agreement, dated as of September 25, 1996, by Amerimax Home Products, Inc. in favor of Banque Paribas, as agent

10.8* Domestic Security Agreement, dated as of September 25, 1996, by Amerimax Building Products, Inc. in favor of Banque Paribas, as agent

10.9* Domestic Security Agreement, dated as of September 25, 1996, by Amerimax Coated Products, Inc. in favor of Banque Paribas, as agent

10.10* Domestic Security Agreement, dated as of September 25, 1996, by Johnson Door Products, Inc. in favor of Banque Paribas, as agent

10.11* Domestic Security Agreement, dated as of September 25, 1996, by Amerimax Specialty Products, Inc. in favor of Banque Paribas, as agent

10.12* Domestic Subsidiary Guaranty, dated as of September 25, 1996, by each of Amerimax Home Products, Inc., Amerimax Specialty Products, Inc., Amerimax Building Products, Inc., Amerimax Coated Products and Johnson Door Products, Inc. in favor of the Guarantied Parties referred to therein

10.13* U.S. Holdings Guaranty, dated as of September 25, 1996, by Amerimax Holdings, Inc. in favor of the Guaranteed Parties referred to therein

10.14* U.S. Holdings Pledge Agreement, dated as of September 25, 1996, by Amerimax Holdings, Inc., to Banque Paribas, as Agent

10.15* U.S. Operating Co. Guaranty, dated as of September 25, 1996, by Amerimax Fabricated Products, Inc. in favor of the Guarantied Parties referred to therein

10.16* U.S. Operating Co. Pledge Agreement dated as of September 25, 1996, by Amerimax Fabricated Products, Inc. to Banque Paribas, as Agent

10.17* Euramax Assignment Agreement, dated as of September 25, 1996, by Euramax International plc in favor of Banque Paribas, as Agent

10.18* Euramax Pledge Agreement, dated as of September 25, 1996, by Euramax International plc to Banque Paribas, as Agent

10.19* Building Products Pledge Agreement, dated as of September 25, 1996, by Amerimax Building Products, Inc. to Banque Paribas, as Agent

10.20* Dutch Holdings Guaranty, dated as of September 25, 1996, by Euramax European Holdings B.V. in favor of the Guarantied Parties referred to therein

10.21* Dutch Company Guaranty, dated as of September 25, 1996, by Euramax Netherlands B.V., in favor of the Guarantied Parties referred to therein

10.22* Dutch Operating Co. Guaranty, dated as of September 25, 1996, by Euramax Europe B.V., in favor of the Guarantied Parties referred to therein

10.23* Dutch Subsidiary Guaranty, dated as of September 25, 1996, by Euramax Coated Products B.V., in favor of the Guarantied Parties referred to therein

21.1     Subsidiaries of Euramax International plc

27       Financial Data Schedule



-------------------------------------
* Incorporated by reference to the Exhibit with the same number in the Registrant's Registration Statement on Form S-4 (333-05978) which became effective on February 7, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Euramax International plc has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            EURAMAX INTERNATIONAL plc



By:  /S/ J. David Smith          Chief  Executive Officer and President
     ------------------
         J. David Smith

Dated:  May 8, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report
has  been  signed  below  by  the   following   persons  on  behalf  of  Euramax
International plc and in the capacities and on the dated indicated.


              Signature                     Title                                                Date

By:           /S/ J. David Smith            Chief  Executive Officer, President and Director     May 8, 1997
     --------------------------------
              J. David Smith


By:           /S/ R. Scott Vansant           V.P. Finance and Administration and Secretary        May 8, 1997
     --------------------------------
              R. Scott Vansant               (Principal Financial and Accounting Officer)


By:           /S/ Richard M. Cashin          Director                                            May 8, 1997
     --------------------------------
              Richard M. Cashin


By:           /S/ Joseph M. Silvestri        Director                                            May 8, 1997
     --------------------------------
              Joseph M. Silvestri


By:           /S/ William Ty Comfort         Director                                            May 8, 1997
     --------------------------------
              William Ty Comfort


By:           /S/ Rolly Van Rappard          Director                                            May 8, 1997
     --------------------------------
              Rolly Van Rappard


By:           /S/ Paul E. Drack              Director                                            May 8, 1997
     --------------------------------
              Paul E. Drack


By:           /S/ Stuart M. Wallis           Director                                            May 8, 1997
     --------------------------------
              Stuart M. Wallis


                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Shareholders
Euramax International plc and Subsidiaries




In connection with our audit of the consolidated financial statements of Euramax International plc and Subsidiaries as of December 31, 1995 and December 27, 1996, and the related consolidated statements of earnings and cash flows for the years ended December 31, 1994 and 1995, the nine months ended September 25, 1996 and the three months ended December 27, 1996, which financial statements are included in the Form 10-K, we have also audited the financial statement schedule listed in Item 14(a)(2) herein.

In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required required to be included therein.



COOPERS & LYBRAND LLP


Atlanta Georgia
April 4, 1997

Euramax International plc
Valuation and Qualifying Accounts

Dollars in Thousands

                                                                                         Charged to
                                                                           Charged to      other
                                                             Balance at    costs and     accounts -   Deductions -
                 Description                  Classification beginning      expenses    describe (1)    describe     Balance at end
-----------------------------------------------------------------------------------------------------------------------------------

For the 9 months ended September 25, 1996     A/R, net     ($2,582.0)       ($827.2)       ($43.5)        $390.7         ($3,062.0)
Allowance for doubtful accounts

For the 3 Months ended December 27, 1996      A/R, net     ($3,062.0)       ($221.3)      ($143.3)         $22.4         ($3,404.2)
Allowance for doubtful accounts

For the year ended December 31, 1995          A/R, net     ($3,940.6)       ($388.2)        ($0.0)      $1,746.8         ($2,582.0)
Allowance for doubtful accounts


Note:
(1)  Changes due to foreign currency translation adjustment.

421258.1