Form 10-Q
period 1997-03-29
EURAMAX INTERNATIONAL PLC
filed 1997-05-13
CIK 1026743

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended March 29, 1997

                                       OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ________ TO _________

        COMMISSION FILE NUMBER _________________

                             EURAMAX INTERNATIONAL PLC
             (Exact name of registrant as specified in its charter)

        England and Wales                               98-1066997
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

    5335 Triangle Parkway, Suite 550, Norcross, Georgia        30092
       (Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code 770-449-7066

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

    As of May 9, 1997, Registrant has outstanding 1,000,000 Ordinary Shares and 34,000,000 Preference Shares. All of these shares were owned by affiliates.

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                       (Thousands of U.S. Dollars)
                              (Unaudited)

                                       SUCCESSOR      PREDECESSOR
                                     QUARTER ENDED   QUARTER ENDED
                                       MARCH 29,       MARCH 31,
                                          1997            1996
                                     --------------  --------------
Net Sales..........................   $    114,874    $    111,395
Costs and expenses:
  Cost of goods sold...............         92,036          93,457
  Selling and general..............         10,639          10,209
  Depreciation and amortization....          2,695           2,397
                                     -------------   -------------
                                           105,370         106,063
                                     -------------   -------------
   Earnings from operations........          9,504           5,332

Interest expense, net..............         (5,618)           (157)
Other income (expense), net........            (40)           (118)
                                     -------------   -------------
   Earnings before income taxes....          3,846           5,057
   Provision for income taxes......          1,241           1,922
                                     -------------   -------------
   Net earnings....................          2,605           3,135

Dividends on redeemable preference
  shares...........................          1,233              --
                                     -------------   -------------
Net earnings available for
  ordinary shareholders............   $      1,372    $      3,135
                                     -------------   -------------
                                     -------------   -------------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

               EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Thousands of U.S. Dollars)
                            (Unaudited)

                                                    SUCCESSOR
                                              ------------------------
                                              MARCH 29,   DECEMBER 27,
                                                 1997         1996
                                              ----------  ------------
ASSETS
Current Assets:
  Cash and cash equivalents................  $   11,572   $   12,516
  Accounts receivable, net.................      74,285       60,767
  Inventories..............................      82,102       87,235
  Deferred income taxes....................       1,483        1,483
  Other current assets.....................       1,875        1,350
                                              ----------  -----------
    Total current assets...................     171,317      163,351
  Property, plant and equipment, net.......     105,811      107,338
  Goodwill.................................      40,583       40,926
  Other assets.............................      17,267       15,678
                                              ----------  -----------
                                             $  334,978   $  327,293
                                              ----------  -----------
                                              ----------  -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................  $   40,375   $   38,221
  Accrued expenses.........................      29,089       25,511
  Current maturities of long-term debt.....       2,000        2,000
                                              ----------  -----------
    Total current liabilities..............      71,464       65,732
  Long-term debt, less current maturities..     208,625      209,740
  Other liabilities........................       4,969        4,722
  Deferred income taxes....................       9,662        9,735
                                              ----------  -----------
    Total liabilities......................     294,720      289,929
                                              ----------  -----------
Redeemable preference shares.............        36,423       35,191
                                              ----------  -----------
Ordinary shareholders' equity:
  Ordinary shares..........................       1,000        1,000
  Retained earnings (deficit)..............       1,187         (185)
  Foreign currency translation adjustment..       1,648        1,358
                                              ----------  -----------
    Total ordinary shareholders' equity....       3,835        2,173
                                              ----------  -----------
                                             $  334,978   $  327,293
                                              ----------  -----------
                                              ----------  -----------


    The accompanying notes are an integral part of these condensed consolidated financial statements.

               EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Thousands of U.S. Dollars)
                             (Unaudited)

                                                 SUCCESSOR      PREDECESSOR
                                               QUARTER ENDED   QUARTER ENDED
                                                 MARCH 29,       MARCH 31,
                                                    1997            1996
                                               --------------  --------------
Net cash provided by (used in)
  operating activities.......................    $   (3,354)     $      796
                                               --------------  --------------

Cash flows from investing activities:
  Capital expenditures.......................          (867)         (3,757)
                                                    -------         -------
    Net cash used in investing activities....          (867)         (3,757)
                                                    -------         -------
Cash flows from financing activities:
  Borrowings on revolving credit facility.......        707              --
  Proceeds from sale of assets...............            48              78
  Net change in due to parent/affiliate......            --          (7,222)
                                                    -------         -------
    Net cash provided by (used in) financing
     activities..............................           755          (7,144)
                                                    -------         -------
Effect of exchange rate changes on cash......         2,522             (10)
                                                    -------         -------

Net decrease in cash and equivalents.........          (944)        (10,115)
Cash and equivalents at beginning of
  period.....................................        12,516          12,587
                                                    -------         -------
Cash and equivalents at end of period........    $   11,572      $    2,472
                                                    -------         -------
                                                    -------         -------

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Thousands of U.S. Dollars)
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    For purposes of this report the "Company" refers to Euramax International plc and Subsidiaries, collectively.

    The condensed consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange commission (the "SEC"). In the opinion of the management of the Company, these statements include all adjustments necessary for a fair presentation of the results of operations all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Management believes that the disclosures made are adequate for a fair presentation of results of operation, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and accompanying notes included in the Company's Form 10-K. Operating results for the period ended March 29, 1997, are not necessarily indicative of future results that may be expected for the year ending December 26, 1997.

2. ACQUISITION

    Pursuant to a purchase agreement between the Company and Alumax Inc. ("Alumax"), on September 25, 1996, the Company purchased, through its wholly-owned subsidiaries, all of the issued and outstanding capital stock of the following Alumax subsidiaries which operated certain portions of Alumax's fabricated products operations: (i) Amerimax Fabricated Products, Inc. and its wholly owned subsidiaries, Amerimax Specialty Products, Inc., Amerimax Building Products, Inc., Amerimax Coated Products, Inc., Johnson Door Products, Inc., and Amerimax Home Products, Inc.; (ii) Euramax Holdings Limited and its wholly owned subsidiaries, Ellbee Limited and Euramax Coated Products Limited; (iii) Euramax Europe B.V. and its wholly owned subsidiary, Euramax Coated Products B.V.; and (iv) Euramax Industries S.A. and its wholly owned subsidiary Euramax Coated Products S.A. For purposes of identification and description, the acquired business is referred to as the "Predecessor" for the periods prior to the Acquisition, "Euramax" or the "Successor" for the period subsequent to the Acquisition, and the "Company" for both periods. The financial statements of the Predecessor include the combined accounts of the entities referred to as Fabricated Products. Such Predecessor financial statements have been prepared as if the Company's businesses had operated as an independent stand-alone entity for all periods presented. Certain obligations were originally recorded by Alumax on behalf of the Company such as post-retirement and post-employment benefit obligations, income taxes, legal and other corporate expenses. These obligations have been allocated to the Company's financial statements using several factors including revenues or number of employees or other reasonable methods. Corporate expenses of Alumax have been allocated to the Company on a basis management believes is reasonable and represents the expenses as if the Company were a stand alone operation. All significant intercompany accounts and transactions have been eliminated.

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

    The financing for the Acquisition was provided by: (a) $35.0 million of preference and ordinary share capital; (b) $135.0 million of Senior Subordinated Notes; and (c) $100.0 million under a Credit Agreement aggregating $125.0 million.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    For information regarding additional significant accounting policies, see Note 2 to the consolidated financial statements of the Company for the year ended December 27, 1996.

4. INVENTORIES:

   Inventories were comprised of:

                                                             SUCCESSOR
                                                      ------------------------

                                                       MARCH 29,  DECEMBER 27,
                                                         1997        1996
                                                     -----------  -----------
Raw materials.......................................  $  58,391    $  59,429
Work in process.....................................     12,389       12,770
Finished products...................................     11,322       15,036
                                                      ----------  -----------
                                                      $  82,102   $   87,235
                                                      ----------  -----------
                                                      ----------  -----------



5. COMMITMENTS AND CONTINGENCIES:

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

    The Company has been named as a defendant in lawsuits or as a potentially responsible party in state and Federal administrative and judicial proceedings seeking contribution for costs associated with the investigation, analysis, correction and remediation of environmental conditions at various hazardous waste disposal sites. The Company continues to monitor these actions and proceedings and to vigorously defend both its own interests as well as the interests of its affiliates. The Company's ultimate liability in connection with present and future environmental claims will depend on many factors, including its volumetric share of the waste at a given site, the remedial action required, the total cost of remediation, and the financial viability and participation of the other entities that also sent waste to the site. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes or adjusts its reserve for its projected share of these costs. Based upon current law and information known to the Company concerning the size of the sites known to it, anticipated costs, their years of operations and the number of other potentially responsible parties, management believes that it has adequate reserves for the Company's potential share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses. In addition, the Company establishes reserves for remedial measures required from time to time at its own facilities. Management believes that the reasonably probable outcomes of these matters will not materially exceed established reserves and will not have a material impact on the future financial position, net earnings or cash flows of the Company. The Company's reserves, expenditures and expenses for all environmental exposures were not significant for any of the dates or periods presented.

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

6.  SUBSEQUENT EVENT

    On May 2, 1997, the Company announced that it has signed a definitive agreement to purchase a business that manufacturers industrial, commercial, architectural and agricultural building panels from aluminum and metal, and is headquartered in Lancaster, Pennsylvania. Completion of the acquisition is subject to certain due diligence and other conditions, and the final purchase price will be determined pursuant to the terms of the purchase agreement. Closing on this transaction is anticipated to be in the latter part of June.

7. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS:

    As described in Note 2, on September 25, 1996, Euramax purchased the Company from Alumax Inc. The Acquisition was financed, in part, through Senior Subordinated Notes due 2006 (the "Notes"). The Notes are primary obligations of Euramax (the "Parent"). The United Kingdom and Netherlands holding company subsidiaries of Euramax are co-obligors under the Notes (the "Co-obligors"). The United States holding company subsidiary of Euramax has provided a full and unconditional guarantee of the Notes (the "Guarantor"). The following supplemental condensed combining financial statements for the periods prior to the Acquisition, (the "Predecessor" periods) reflect the combined historical financial position, results of operations and cash flows of the entities that are the Parent, the Co-obligors and the Guarantor (collectively, the "Anticipated Parent, Co-obligors and Guarantor"), and such combined information of the non-guarantor entities, consisting principally of the operating companies acquired (collectively, the "Non-guarantor Subsidiaries"). The following supplemental condensed combining financial statements as of March 29, 1997 and for the periods subsequent to the Acquisition (the "Successor" periods) reflect the financial position, results of operations, and cash flows of each of the Parent, the Co-Obligors and Guarantor entities, and such combined information of the Non-Guarantor Subsidiaries. The Co-obligors and the Guarantor are wholly-owned subsidiaries of Euramax and are each jointly, severally, fully, and unconditionally liable under the Notes. Separate complete financial statements of each Co-obligor and of the Guarantor are not presented because management has determined that they are not material to investors. For periods prior to the Acquisition, there were no significant intercompany balances or transactions between the Anticipated Parent, Co-obligors and Guarantor entities combined and the Non-guarantor Subsidiaries.



                                                                                      PREDECESSOR
                                                                     ----------------------------------------------
                                                                          FOR THE QUARTER ENDED MARCH 31, 1996
                                                                     ----------------------------------------------
                                                                     ANTICIPATED
                                                                       PARENT,
                                                                     CO-OBLIGORS
                                                                         AND         NON-GUARANTOR       COMBINED
                                                                      GUARANTOR      SUBSIDIARIES        TOTALS
                                                                     -----------  --------------------  -----------

Net sales..........................................................    $                      $111,395   $ 111,395

Cost and expenses:
  Cost of goods sold...............................................                             93,457      93,457
  Selling and general..............................................                             10,209      10,209
  Depreciation and amortization....................................                              2,397       2,397
                                                                     -----------  --------------------  -----------

  Earnings from operations.........................................                              5,332       5,332

Interest income (expense), net.....................................                               (157)       (157)
Other expense, net.................................................                               (118)       (118)
                                                                     -----------  --------------------  -----------

  Earnings before income taxes.....................................                              5,057       5,057

Provision for income taxes.........................................                              1,922       1,922
                                                                     -----------  --------------------  -----------

Net earnings.......................................................   $           $              3,135   $   3,135
                                                                     -----------  --------------------  -----------
                                                                     -----------  --------------------  -----------


Note: Separate columns for the Anticipated Parent, the Co-obligors and the Guarantor are not presented as there were no amounts for such entities for the periods shown.




7. Supplemental Condensed Containing Financial Statements (Continued):

                          -------------------------------------------------------------------------------------------------------
                                                 SUCCESSOR FOR THE THREE MONTHS ENDED MARCH 29, 1997
                          -------------------------------------------------------------------------------------------------------
                                      CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                          -------------------------------------------------------------
                                                                            EURAMAX
                             EURAMAX                         EURAMAX       EUROPEAN
                           INTERNATIONAL     AMERIMAX        EUROPEAN      HOLDINGS,
                               PLC        HOLDINGS, INC.   HOLDINGS PLC       B.V.       NON-GUARANTOR               CONSOLIDATED
Thousands of U.S. Dollars    (PARENT)       (GUARANTOR)    (CO-OBLIGOR)   (CO-OBLIGOR)   SUBSIDIARIES   ELIMINATIONS    TOTALS
                          -------------  ---------------  --------------  -------------  -------------- ------------ ------------
Net sales..............   $      --      $      --        $      --       $     --       $  114,874           --     $  114,874


Cost and expenses:
  Cost of goods sold...          --             --               --             --           92,036            --        92,036
  Selling and
   general.............          --             --               --             --           10,639            --        10,639
  Depreciation and
   amortization........          --             --               --             --            2,695            --         2,695
                            ------------- ------------- -------------     -------------  -------------  ------------  ----------

   Earnings from
   operations..........          --             --               --             --            9,504            --         9,504

Equity in earnings of
  subsidiaries.........       2,605          1,075            1,377         2,354             6,434      (13,845)           --
Interest expense,
  net..................          --         (3,254)            (815)         (580)             (969)          --         (5,618)
Other expense, net.....          --             --               --            --               (40)          --            (40)
                             ------------- ------------- -------------    -------------  -------------  ------------  ------------

   Earnings before income
   taxes...............       2,605         (2,179)             562         1,774            14,929      (13,845)         3,846
Provision (benefit) for
    income taxes.......          --         (1,167)            (285)         (203)            2,896            --         1,241
                             ------------- ------------- -------------   -------------  -------------  ------------  ------------
Net earnings (loss)....       2,605         (1,012)             847         1,977            12,033      (13,845)         2,605

Dividends on redeemable
  preference shares....      (1,233)            --               --             --               --           --         (1,233)
                            ------------- ------------- -------------    -------------  -------------  ------------  ------------
Net earnings available for
  ordinary shareholders..   $ 1,372        $(1,012)           $847         $1,977           $12,033     $(13,845)         $1,372
                            ------------- ------------- -------------   -------------  -------------  ------------  ------------
                            ------------- ------------- -------------   -------------  -------------  ------------  ------------



                   --------------------------------------------------------------------------------------------------------
                                                        SUCCESSOR AS OF MARCH 29, 1997
                   --------------------------------------------------------------------------------------------------------
                             CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                   ----------------------------------------------------------
                                                                    EURAMAX
                       EURAMAX        AMERIMAX       EURAMAX       EUROPEAN
                    INTERNATIONAL     HOLDINGS,      EUROPEAN      HOLDINGS,
                         PLC            INC.       HOLDINGS PLC      B.V.       NON-GUARANTOR                  CONSOLIDATED
                      (PARENT)       (GUARANTOR)   (CO-OBLIGOR)  (CO-OBLIGOR)    SUBSIDIARIES   ELIMINATIONS      TOTALS
                   ---------------  -------------  ------------  -------------  --------------  -------------  ------------
                                                              ASSETS
Current Assets:
  Cash and cash
    equivalents..  $       124      $    --        $  --         $    --        $    11,448      $   --        $    11,572
  Accounts
    receivable,
    net..........        --              --             --            --             74,285          --             74,285
  Inventories....        --              --             --            --             82,263        (161)            82,102
  Deferred income
    taxes........        --              --             --            --              1,483          --              1,483
  Other current
    assets.......        --              --             --            --              1,875          --              1,875
                   ---------------  -------------  ------------  -------------  --------------  -------------  ------------
    Total current
      assets......           124        --             --            --             171,354        (161)           171,317
  Property, plant
    and equipment,
    net..........        --             --             --            --             105,811          --            105,811
  Amounts due from
    parent/
    affiliates.....       72,120        --             --            3,364           25,758    (101,242)                --
  Goodwill.........      --             --             --            --              40,583          --             40,583
  Investment in
    consolidated
    subsidiaries...       40,698      143,817        34,878         40,128          258,077    (517,598)                --
  Other assets.....        7,488        3,293           831          1,074            4,581          --             17,267
                     --------------  --------------  ------------  -------------  --------------  -------------  ------------
                     $   120,430     $147,110       $35,709       $ 44,566       $  606,164   $(619,001)         $ 334,978
                     --------------  --------------  ------------  -------------  --------------  -------------  ------------
                     --------------  --------------  ------------  -------------  --------------  -------------  ------------

                                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts
    payable........  $    --          $   --         $   --        $   --         $   40,375      $  --         $ 40,375
   Accrued
    expenses.......          (28)       2,589         1,114          1,003            24,411         --           29,089
   Current
    maturities
    of long-term
    debt...........       --              --             --            --              2,000         --            2,000
                   ---------------  -------------  ------------  -------------  --------------  -------------  ------------
Total current
  liabilities....            (28)       2,589         1,114          1,003            66,786         --           71,464
Long-term debt,
  less current
  maturities.....         80,200       29,800        23,900         30,900            43,825         --          208,625
Amounts due to
  parent/
  affiliates.....          --          99,336         2,067            --              --        (101,403)          --
Other liabilities          --             --             --            --              4,969        --             4,969
Deferred income
  taxes..........          --             --             --            --              9,662        --             9,662
                   ---------------  -------------  ------------  -------------  ---------------- -------------   ------------
Total
  liabilities....         80,172      131,725        27,081         31,903           125,242     (101,403)       294,720
                   ---------------  -------------  ------------  -------------  ----------------  -------------  ------------


Redeemable
  preference
  shares.........         36,423          --             --            --              --             --           36,423
                   ---------------  -------------  ------------  -------------  --------------  -------------  ------------
Ordinary
  shareholders'
  equity:

Ordinary
  shares.........          1,000          --             78              23              74          (175)         1,000
Paid-in capital..          --          17,000         6,922           9,077         456,433      (489,432)            --
Retained earnings
  (deficit)......          1,187       (1,615)        1,333           2,815          22,029       (24,562)         1,187
Cumulative
  foreign
  translation
  adjustment.....          1,648          --            295             748           2,386        (3,429)         1,648
                   ---------------  -------------  ------------  -------------  --------------  -------------  ------------
Total ordinary
  shareholders'
  equity.........          3,835       15,385         8,628          12,663         480,922      (517,598)         3,835
                   ---------------  -------------  ------------  -------------  --------------  -------------  ------------
                    $    120,430   $  147,110      $ 35,709     $    44,566    $    606,164    $ (619,001)    $  334,978
                   ---------------  -------------  ------------  -------------  --------------  -------------  ------------
                   ---------------  -------------  ------------  -------------  --------------  -------------  ------------

                   --------------------------------------------------------------------------------------------------------
                                                      SUCCESSOR AS OF DECEMBER 27, 1996
                   --------------------------------------------------------------------------------------------------------
                                CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                   -------------------------------------------------------------

                                                                     EURAMAX
                         EURAMAX        AMERIMAX       EURAMAX       EUROPEAN
                      INTERNATIONAL     HOLDINGS,      EUROPEAN      HOLDINGS,
                           PLC            INC.       HOLDINGS PLC      B.V.       NON-GUARANTOR                  CONSOLIDATED
Current Assets           (PARENT)      (GUARANTOR)   (CO-OBLIGOR)  (CO-OBLIGOR)    SUBSIDIARIES   ELIMINATIONS      TOTALS
                     ---------------  -------------  ------------  -------------  --------------  -------------  ------------
                                                 ASSETS
  Cash and cash
   equivalents....   $        124     $     --       $      --     $       --     $   12,392      $    --       $      12,516
  Accounts
    receivable,
    net............          --             --              --             --         60,767           --               60,767
  Inventories......          --             --              --             --         87,235                            87,235
  Deferred income
    taxes..........          --             --              --             --          1,483           --                1,483
  Other current
    assets.........          --             --              --             --          1,350           --                1,350
                     ---------------  -------------  ------------  -------------  --------------  -------------  -------------
   Total current
    assets.........           124           --              --             --        163,227           --              163,351
  Property, plant
    and equipment,
    net............          --             --              --             --        107,338           --              107,338
  Amounts due from
    parent/
    affiliates.....        74,765           --              --            3,358       34,074         (112,197)              --
  Goodwill.........          --             --              --             --         40,926           --               40,926
  Investment in
    consolidated
    subsidiaries...        37,416        142,743           33,205        37,026      253,124         (503,514)          --
  Other assets.....         7,561          3,476              853         1,102        2,686           --               15,678
                       ---------------  -------------  ------------  -------------  --------------  -------------  ------------
                        $ 119,866      $ 146,219          $34,058    $   41,486     $601,375        $(615,711)     $   327,293
                       ---------------  -------------  ------------  -------------  --------------  -------------  ------------
                       ---------------  -------------  ------------  -------------  --------------  -------------  ------------

                               LIABILITIES AND SHAREHOLDERS EQUITY
Current
  liablilities:
  Accounts
    payable........    $      --       $    --          $   --       $     --       $ 38,221         $ --         $     38,221
  Accrued
    expenses.......         2,330            500              695           898       19,571           --               23,994
  Income taxes
    payable........           (28)        (1,210)            (254)         (328)       3,337           --                1,517
  Current
    maturities of
    long-term
    debt...........           --            --              --             --          2,000           --                2,000
                          ---------------  -------------  ------------  ------------- ---------------  -------------  ------------
    Total current
     liabilities....        2,302           (710)             441           570       63,129           --               65,732
  Long-term
    debt, less
    current
    maturities.....        80,200         25,000           23,900        30,900       49,740           --              209,740
  Amounts due to
    parent/
    affiliates.....          --          105,532              884          --          5,781         (112,197)              --
  Other
    liabilities....          --              --             --             --          4,722           --                4,722
  Deferred income
    taxes..........          --              --             --             --          9,735           --                9,735
                       ---------------  -------------  ------------  -------------  --------------  -------------  ------------
    Total
      liabilities....      82,502       129,822            25,225        31,470      133,107         (112,197)       289,929
                       ---------------  -------------  ------------  -------------  --------------  -------------  ------------
  Redeemable
    preference
    shares..........       35,191            --             --             --              --          --                35,191
                       ---------------  -------------  ------------  -------------  --------------  -------------  ------------
Ordinary shareholders'
equity:

  Ordinary
    shares.........         1,000            --                78            23           74                (175)         1,000
  Paid-in capital..           --         17,000             6,922         9,077      456,433            (489,432)          --
  Retained earnings
    (deficit)......          (185)         (603)              486           838        9,996             (10,717)          (185)
  Cumulative
    foreign
    translation
    adjustment.....         1,358           --              1,347            78        1,765              (3,190)         1,358
                        -------------  -------------  ------------  -------------  --------------  -------------  -------------
    Total ordinary
      shareholders'
      equity........        2,173        16,397             8,833        10,016      486,268            (503,514)         2,173
                        -------------  -------------  ------------  -------------  --------------  -------------  -------------
                        $ 119,866      $146,219       $    34,058    $   41,486    $ 601,375       $    (615,711)  $    327,293
                        ---------------  -------------  ------------  -------------  --------------  -------------  -----------
                        ---------------  -------------  ------------  -------------  --------------  -------------  -----------

INTRODUCTION

The Company employed the purchase method of accounting for the Acquisition completed in September, 1996. As a result of the required purchase accounting adjustments, the post-Acquisition financial statements for the period from September 25, 1996 to March 29, 1997 ("Successor") are not comparable to the financial statements for the periods prior to the Acquisition ("Predecessor").

RESULTS OF OPERATIONS

    The following table sets forth the Company's Statement of Earnings Data expressed as a percentage of net sales:

                                                                                       QUARTER ENDED
                                                                            ------------------------------------
                                                                            MARCH 29, 1997     MARCH 31, 1996
                                                                            ------------------------------------
          Statement of Earnings Data:
          Net sales....................................................          100.0%             100.0%
          Costs and expenses:
            Cost of goods sold.........................................           80.1               83.9
            Selling and general........................................            9.3                9.2
            Depreciation and amortization..............................            2.3                2.2
                                                                                 -----              -----
             Earnings from operations..................................            8.3                4.7
          Interest expense, net........................................            4.9                0.1
          Other expense, net...........................................            0.0                0.1
                                                                                  -----              -----
             Earnings before income taxes..............................            3.4                4.5
          Provision for income taxes...................................            1.1                1.7
                                                                                 -----              -----
          Net earnings.................................................            2.3%               2.8%
                                                                                 -----              -----
                                                                                 -----              -----

Quarter Ended March 29, 1997 as Compared to Quarter Ended March 31, 1996

    Net Sales. Net sales increased 3.1% to $114.9 million for the quarter ended March 29, 1997 from $111.4 million for the quarter ended March 31, 1996. This increase is primarily attributable to an increase in steel shipments to producers of manufactured homes and an increase in aluminum shipments to OEM markets in Europe. These volume increases combined for an $8.6 million net sales increase compared to net sales in the quarter ended March 31, 1996. Net sales also increased approximately $1.6 million due to weakening of the Pound Sterling compared to the U.S Dollar. These increases were partially offset by a (i) strengthening of the Dutch Guilder compared to the U.S. Dollar which reduced net sales approximately $2.4 million, and (ii) lower aluminum selling prices precipitated by an approximate 10% reduction in market prices for bar aluminum sheet. Net sales in the U.S. increased 4.2% to $64.5 million for the quarter ended March 29, 1997 from $61.9 million for the quarter ended March 31, 1996. Net sales in Europe increased 1.8% to $50.4 million for the quarter ended March 29, 1997 from $49.5 million for the quarter ended March 31, 1996.

    Cost of Goods Sold. Cost of goods sold, as a percentage of net sales, decreased 3.8% for the three months ended March 29, 1997 from 83.9% in 1996 to 80.1% in 1997. This decrease is primarily attributable to (i) lower raw material prices, which declined more rapidly than selling prices, (ii) sales of a greater percentage of margin aluminum products, and (iii) an overall improvement in gross margin attributable to higher sales volume.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percentage of net sales, for the three months ended March 29, 1997, approximated prior year expenses for the three months ended March 31, 1996.

    Depreciation and amortization. Depreciation and amortization increased 11.7% to $2.7 million in the quarter ended March 29, 1997 from $2.4 million in the quarter ended March 31, 1996. This increase was attributable to approximately $350,000 in amortization of goodwill in the quarter ended March 29, 1997 and depreciation on $13.7 million of capital expenditures made in the nine months ended December 27, 1996. Such capital expenditures included approximately $2.0 million for a fabrication facility in Helena, Arkansas and $1.4 million for certain paintline upgrades in Holland and the U.K.

    Earnings from operations. For reasons stated above, earnings from operations in the U.S. increased from a loss of $169,000 in the first quarter of 1996 to $1.7 million in the first quarter of 1997. Earnings from operations in Europe increased 41.5% to $7.8 million for the three months ended March 29, 1997 from $5.5 million for the three months ended March 31, 1996.

    Interest expense, net. Net interest expense in the three months ended March 29, 1997 increased substantially to $5.6 million from a level of $157,000 for the three months ended March 31, 1996. This increase was attributable to interest as a result of the Acquisition debt incurred.

    Other expenses, net. Other expenses were not significant in either periods ended March 29, 1997 or March 31, 1996.

    Provision for income taxes. The effective rate for the provision for income taxes decreased from 38.0% to 32.3% for the three months ended March 31, 1996 and March 29, 1997, respectively. This decrease was due to a decline in the earnings of the U.S. operations in the first quarter of 1997 compared to 1996 levels, partially offset by higher earnings attributable to the European operations. Earnings in the U.S. are subjected to slightly higher income tax rates than in the European countries, and are also subject to state income taxes.

                           Part II -- OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            Financial Data Schedule

        (b) Reports on Form 8-K

            None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Euramax International plc has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            EURAMAX INTERNATIONAL plc

       Signature                                             Title
       ---------                                             -----
By     /s/ J. David Smith
       ___________________________        Chief Executive Officer and President
         J. David Smith

Dated:      May 12, 1997
       ___________________________

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF EURAMAX INTERNATIONAL PLC AND IN THE CAPACITIES AND ON THE DATED INDICATED.



/s/ J. David Smith
------------------------------------------          Chief Executive Officer, President and Director        May 12, 1997
       J. David Smith

/s/ R. Scott Vansant
------------------------------------------          V.P. Finance and Administration and Secretary          May 12, 1997
       R. Scott Vansant                             (Principal Financial and Accounting Officer)


/s/ Richard M. Cashin
------------------------------------------          Director                                               May 12, 1997
       Richard M. Cashin


/s/ Joseph M. Silvestri
------------------------------------------          Director                                               May 12, 1997
       Joseph M. Silvestri



------------------------------------------          Director                                               May   , 1997
       William Ty Comfort


/s/ Rolly Van Rappard
------------------------------------------          Director                                               May 12, 1997
       Rolly Van Rappard


/s/ Paul E. Drack
------------------------------------------          Director                                               May 12, 1997
        Paul E. Drack




------------------------------------------          Director                                               May   , 1997
       Stuart M. Wallis


