Form 10-Q
period 1997-06-28
EURAMAX INTERNATIONAL PLC
filed 1997-08-06
CIK 1026743

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 28, 1997

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

     EXCHANGE ACT OF 1934

    For the transition period from                 to

    Commission file number 333-05978

                           EURAMAX INTERNATIONAL PLC
             (Exact name of registrant as specified in its charter)

     ENGLAND AND WALES             98-1066997
(State or other jurisdiction    (I.R.S. Employer
             of                Identification No.)
      incorporation or
       organization)

                            ------------------------

                       5335 TRIANGLE PARKWAY, SUITE 550,
                            NORCROSS, GEORGIA 30092
                    (Address of principal executive offices)
                                   (Zip Code)

                            ------------------------

                                  770-449-7066
               Registrant's telephone number, including area code

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. /X/ Yes    / / No

    As of August 7, 1997, Registrant had outstanding 1,000,000 Ordinary Shares and 34,000,000 Preference Shares. All of these shares were owned by affiliates.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                                      SUCCESSOR      PREDECESSOR
                                                                                    --------------  --------------
                                                                                    QUARTER ENDED   QUARTER ENDED
                                                                                       JUNE 28,        JUNE 30,
                                                                                         1997            1996
                                                                                    --------------  --------------
Net sales.........................................................................   $    136,289    $    127,927

Costs and expenses:
  Cost of goods sold..............................................................        109,065         103,817
  Selling and general.............................................................         11,891          11,973
  Depreciation and amortization...................................................          2,599           2,377
                                                                                    --------------  --------------
                                                                                          123,555         118,167
                                                                                    --------------  --------------
    Earnings from operations......................................................         12,734           9,760

Interest expense, net.............................................................         (5,579)           (490)
Other income (expense), net.......................................................           (145)              4
                                                                                    --------------  --------------
    Earnings before income taxes..................................................          7,010           9,274

Provision for income taxes........................................................          2,482           3,439
                                                                                    --------------  --------------
Net earnings......................................................................          4,528           5,835

Dividends on redeemable preference shares.........................................          1,275         --
                                                                                    --------------  --------------
Net earnings available for ordinary shareholders..................................   $      3,253    $      5,835
                                                                                    --------------  --------------
                                                                                    --------------  --------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                                  SUCCESSOR         PREDECESSOR
                                                                              -----------------  -----------------
                                                                              SIX MONTHS ENDED   SIX MONTHS ENDED
                                                                                  JUNE 28,           JUNE 30,
                                                                                    1997               1996
                                                                              -----------------  -----------------
Net sales...................................................................     $   251,163        $   239,322

Costs and expenses:
  Cost of goods sold........................................................         201,101            197,274
  Selling and general.......................................................          22,530             22,182
  Depreciation and amortization.............................................           5,294              4,774
                                                                                    --------           --------
                                                                                     228,925            224,230
                                                                                    --------           --------

    Earnings from operations................................................          22,238             15,092

Interest expense, net.......................................................         (11,197)              (647)
Other income (expense), net.................................................            (185)              (114)
                                                                                    --------           --------

    Earnings before income taxes............................................          10,856             14,331

Provision for income taxes..................................................           3,723              5,361
                                                                                    --------           --------

Net earnings................................................................           7,133              8,970

Dividends on redeemable preference shares...................................           2,508            --
                                                                                    --------           --------

Net earnings available for ordinary shareholders............................     $     4,625        $     8,970
                                                                                    --------           --------
                                                                                    --------           --------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                                                SUCCESSOR
                                                                                         ------------------------
                                                                                          JUNE 28,   DECEMBER 27,
                                                                                            1997         1996
                                                                                         ----------  ------------
                                                     ASSETS
Current Assets:
  Cash and cash equivalents............................................................  $   12,558   $   12,516
  Cash in escrow.......................................................................      12,764       --
  Accounts receivable, net.............................................................      72,801       60,767
  Inventories..........................................................................      79,622       87,235
  Deferred income taxes................................................................         819        1,483
  Other current assets.................................................................       3,185        1,350
                                                                                         ----------  ------------
      Total current assets.............................................................     181,749      163,351
Property, plant and equipment..........................................................      98,671      107,338
Goodwill...............................................................................      42,464       40,926
Other assets...........................................................................      11,201       15,678
                                                                                         ----------  ------------
                                                                                         $  334,085   $  327,293
                                                                                         ----------  ------------
                                                                                         ----------  ------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................................  $   48,924   $   38,221
  Accrued expenses.....................................................................      25,899       25,511
  Current maturities of long-term debt.................................................       2,845        2,000
                                                                                         ----------  ------------
      Total current liabilities........................................................      77,668       65,732
Long-term debt, less current maturities................................................     197,024      209,740
Other liabilities......................................................................       5,717        4,722
Deferred income taxes..................................................................      11,493        9,735
                                                                                         ----------  ------------
      Total liabilities................................................................     291,902      289,929
                                                                                         ----------  ------------
Commitments and contingencies..........................................................      --           --
                                                                                         ----------  ------------
Redeemable preference shares...........................................................      37,698       35,191
                                                                                         ----------  ------------
Ordinary shareholders' equity:
  Ordinary shares......................................................................       1,000        1,000
  Retained earnings (deficit)..........................................................       4,440         (185)
  Foreign currency translation adjustment..............................................        (955)       1,358
                                                                                         ----------  ------------
      Total ordinary shareholders' equity..............................................       4,485        2,173
                                                                                         ----------  ------------
                                                                                         $  334,085   $  327,293
                                                                                         ----------  ------------
                                                                                         ----------  ------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                                  SUCCESSOR         PREDECESSOR
                                                                              -----------------  -----------------
                                                                              SIX MONTHS ENDED   SIX MONTHS ENDED
                                                                                  JUNE 28,           JUNE 30,
                                                                                    1997               1996
                                                                              -----------------  -----------------
Net cash provided by operating activities...................................      $  23,235          $  12,138
                                                                                    -------            -------
Cash flows from investing activities:
  Proceeds from sale of assets..............................................            119             --
  Adjustment of Fabricated Products purchase price..........................          3,487
  Purchase of JTJ Laminating, Inc...........................................         (2,385)            --
  Other investing activities................................................         --                    157
  Capital expenditures......................................................         (1,978)            (6,365)
                                                                                    -------            -------
    Net cash used in investing activities...................................           (757)            (6,208)
                                                                                    -------            -------
Cash flows from financing activities:
  Repayment of debt.........................................................        (10,038)            --
  Net change in due to parent/affiliate.....................................         --                (13,945)
                                                                                    -------            -------
    Net cash used in financing activities...................................        (10,038)           (13,945)
                                                                                    -------            -------
Effect of exchange rate changes on cash.....................................            366                (16)
                                                                                    -------            -------
Net increase (decrease) in cash and equivalents.............................         12,806             (8,031)
Cash and equivalents at beginning of period.................................         12,516             12,587
                                                                                    -------            -------
Cash and equivalents at end of period.......................................      $  25,322          $   4,556
                                                                                    -------            -------
                                                                                    -------            -------

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

The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of the management of the Company, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Management believes that the disclosures made are adequate for a fair presentation of results of operation, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 27, 1996. Operating results for the period ended June 28, 1997, are not necessarily indicative of future results that may be expected for the year ending December 26, 1997.

2. ACQUISITION

Pursuant to a purchase agreement between the Company and Alumax Inc. ("Alumax"), on September 25, 1996, the Company purchased, through its wholly-owned subsidiaries, all of the issued and outstanding capital stock of the following Alumax subsidiaries which operate certain portions of Alumax's fabricated products operations: (i) Amerimax Fabricated Products, Inc. and its wholly owned subsidiaries, Amerimax Specialty Products, Inc., Amerimax Building Products, Inc., Amerimax Coated Products, Inc., Johnson Door Products, Inc., and Amerimax Home Products, Inc.; (ii) Euramax Holdings Limited and its wholly owned subsidiaries, Ellbee Limited and Euramax Coated Products Limited; (iii) Euramax Europe B.V. and its wholly owned subsidiary, Euramax Coated Products B.V.; and
(iv) Euramax Industries S.A. and its wholly owned subsidiary Euramax Coated Products S.A. For purposes of identification and description, the acquired business is referred to as "Fabricated Products" or the "Predecessor" for the period prior to the Acquisition and "Euramax" or the "Successor" for the period subsequent to the Acquisition. The financial statements of the Predecessor include the combined accounts of the entities referred to as Fabricated Products. Such Predecessor financial statements have been prepared as if the Predecessor's businesses had operated as an independent stand-alone entity for all periods presented. Certain obligations were originally recorded by Alumax on behalf of the Predecessor such as post-retirement and post-employment benefit obligations, income taxes, legal and other corporate expenses. These obligations have been allocated to the Predecessor's financial statements using several factors including revenues or number of employees or other reasonable methods. Corporate expenses of Alumax have been allocated to the Predecessor on a basis management believes is reasonable and represents the expenses as if the Predecessor were a stand-alone operation. All significant intercompany accounts and transactions have been eliminated.

The purchase price for the Acquisition of approximately $252.4 million, including estimated acquisition expenses of approximately $3.9 million and adjustments to give effect to certain items including cash acquired and working capital, was allocated to the assets and liabilities of the Company based upon their estimated fair market value at the date of the Acquisition under the purchase method of accounting. Such purchase price reflects adjustments to record the results of a special audit to determine the change in the Fabricated Products' working capital (as defined) from December 31, 1995 through September 25, 1996,

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                          (THOUSANDS OF U.S. DOLLARS)

                                  (UNAUDITED)

2. ACQUISITION (CONTINUED)
and is not materially different than the amount initially recorded. Additionally, the allocation of the purchase price was, in certain instances, based on preliminary information and is, therefore, subject to revision when additional asset and liability valuations are obtained. In the opinion of the Company's management, the asset and liability valuations for the Acquisition will not be materially different than initially recorded.

The financing for the Acquisition was provided by: (a) $35.0 million of preference and ordinary share capital; (b) $135.0 million of Senior Subordinated Notes; and (c) $100.0 million under a Credit Agreement aggregating $125.0 million.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For information regarding summary of significant accounting policies, see Note 2 to the Consolidated Financial Statements of the Company for the year ended December 27, 1996, set forth in the Company's Annual Report on Form 10-K.

4. INVENTORIES:

    Inventories were comprised of:

                                                                              SUCCESSOR
                                                                       -----------------------
                                                                       JUNE 28,   DECEMBER 27,
                                                                         1997         1996
                                                                       ---------  ------------
Raw materials........................................................  $  55,913   $   59,430
Work in process......................................................     13,124       12,769
Finished products....................................................     10,585       15,036
                                                                       ---------  ------------
                                                                       $  79,622   $   87,235
                                                                       ---------  ------------
                                                                       ---------  ------------

5. COMMITMENTS AND CONTINGENCIES:

The Company has entered into several non-cancelable long-term contracts for the purchase of aluminum at market values. The aluminum contracts expire in various years through 1999. Contracted amounts of aluminum are less than the Company's anticipated requirements.

The Company and its subsidiaries are not currently parties to any pending legal proceedings other than such proceedings as are incidental to its business. Management believes that such proceedings would not, individually or in the aggregate, reasonably be expected to have a material adverse effect on the consolidated financial position or results of operations of the Company and its subsidiaries taken as a whole.

The Company has been named as a defendant in lawsuits or as a potentially responsible party in state and Federal administrative and judicial proceedings seeking contribution for costs associated with the investigation, analysis, correction and remediation of environmental conditions at various hazardous waste disposal sites. The Company continues to monitor these actions and proceedings and to vigorously defend both its own interests as well as the interests of its affiliates. The Company's ultimate liability in connection

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                          (THOUSANDS OF U.S. DOLLARS)

                                  (UNAUDITED)

5. COMMITMENTS AND CONTINGENCIES: (CONTINUED) with present and future environmental claims will depend on many factors, including its volumetric share of the waste at a given site, the remedial action required, the total cost of remediation, and the financial viability and participation of the other entities that also sent waste to the site. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes or adjusts its reserve for its projected share of these costs. Based upon current law and information known to the Company concerning the size of the sites known to it, anticipated costs, their years of operations and the number of other potentially responsible parties, management believes that it has adequate reserves for the Company's potential share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses. In addition, the Company establishes reserves for remedial measures required from time to time at its own facilities. Management believes that the reasonably probable outcomes of these matters will not materially exceed established reserves and will not have a material impact on the future financial position, net earnings or cash flows of the Company. The Company's reserves, expenditures and expenses for all environmental exposures were not significant for any of the dates or periods presented.

In connection with the Acquisition referred to in Note 2, the Company was indemnified by Alumax for substantially all of its costs, if any, related to environmental matters for occurrences arising prior to the closing date of the Acquisition during the period of time it was owned directly or indirectly by Alumax. Such indemnification includes costs that may ultimately be incurred to contribute to the remediation of certain specified existing National Priorities List ("NPL") sites for which the Company had been named a potentially responsible party under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as of the closing date of the Acquisition, as well as certain potential costs for sites listed on state hazardous cleanup lists. With respect to all other environmental matters, Alumax's obligations are limited to $125.0 million. However, notwithstanding the indemnity, the Company does not believe that it has any significant probable liability for environmental claims. Further, the Company believes it to be unlikely that the Company would be required to bear environmental costs in excess of its pro rata share of such costs as a potentially responsible party under CERCLA.

6. SUBSEQUENT EVENT

On July 17, 1997, the Company's wholly owned subsidiary, Amerimax Fabricated Products, Inc., pursuant to the previously reported agreement (the "Fabral Purchase Agreement"), acquired all of the issued and outstanding capital stock of Gentek Holdings, Inc. and its subsidiary Gentek Building Products, Inc. (collectively "Gentek" or "Fabral") (the "Transaction"). At the Transaction date, Gentek was comprised principally of Fabral, a division of Gentek headquartered in Lancaster, Pennsylvania.

Fabral is a manufacturer and distributor of steel and aluminum roofing and wall paneling products specifically for the agricultural, commercial and industrial markets. The following unaudited pro forma data present the results of operations for the six months ended June 30, 1996 and June 28, 1997, respectively, as though the Transaction had been completed January 1, 1996, and assume that there are no other changes in the operations of the Company. Such pro forma information includes adjustments to interest expense; changes in amortization of goodwill relating to the allocation of the purchase price; and the income tax effect related to these items. The pro forma results are not necessarily indicative of the

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                          (THOUSANDS OF U.S. DOLLARS)

                                  (UNAUDITED)

6. SUBSEQUENT EVENT (CONTINUED)
financial results that might have occurred had the Transaction actually taken place on the above mentioned date, or of the future results of operations.

                                                           SIX MONTHS ENDED  SIX MONTHS ENDED
                                                            JUNE 28, 1997     JUNE 30, 1996
                                                           ----------------  ----------------
Net sales................................................     $  301,990        $  288,616
Earnings before income taxes.............................          9,652            13,353
Net earnings.............................................          6,193             8,163

The purchase price, including estimated adjustments for changes in net tangible assets required by the Fabral Purchase Agreement and approximately $2.0 million in acquisition related fees and expenses, was approximately $78.0 million in cash. Further adjustment upon determination of the final net tangible assets is not anticipated to be material. The purchase price will be allocated to the assets and liabilities of Fabral based upon their estimated fair market value at the acquisition date under the purchase method of accounting.

The Transaction was financed through borrowings ("Additional Borrowings") of $38.0 million of senior secured revolving loans and $40.0 million of senior secured term loans. Such borrowings were available under the Credit Agreement which was amended and restated to increase the Revolving Credit Facility from $85.0 million to $100.0 million and to provide additional term loans of $40.0 million.

Certain Financial Statements and Exhibits for the Transaction can be found in the Company's Current Report on Form 8-K, filed August 1, 1997.

7. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS

As described in Note 2, on September 25, 1996, Euramax purchased the Company from Alumax Inc. The Acquisition was financed, in part, through Senior Subordinated Notes due 2006 (the "Notes"). The Notes are primary obligations of Euramax (the "Parent"). The United Kingdom and Netherlands holding company subsidiaries of Euramax are co-obligors under the Notes (the "Co-obligors"). The United States holding company subsidiary of Euramax has provided a full and unconditional guarantee of the Notes (the "Guarantor"). The following supplemental condensed combined financial statements for the period prior to the Acquisition, (the "Predecessor" period) reflect the combined historical financial position, results of operations and cash flows of the entities that are the Parent, the Co-obligors and the Guarantor (collectively, the "Anticipated Parent, Co-obligors and Guarantor"), and such combined information of the non-guarantor entities, consisting principally of the operating companies acquired (collectively, the "Non-guarantor Subsidiaries"). The following supplemental condensed combined financial statements as of June 28, 1997 (the "Successor" period) reflect the financial position, results of operations, and cash flows of each of the Parent, the Co-Obligors and Guarantor entities, and such combined information of the Non-Guarantor Subsidiaries. The Co-obligors and the Guarantor are wholly-owned subsidiaries of Euramax and are each jointly, severally, fully, and unconditionally liable under the Notes. Separate complete financial statements of each Co-obligor and of the Guarantor are not presented because management has determined that they are not material to investors. For periods prior to the Acquisition, there were no

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                          (THOUSANDS OF U.S. DOLLARS)

                                  (UNAUDITED)

7. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED) significant intercompany balances or transactions between the Anticipated Parent, Co-obligors and Guarantor entities combined and the Non-guarantor Subsidiaries.

                                                                   PREDECESSOR
                                                    ------------------------------------------
                                                         FOR THE QUARTER ENDED JUNE 30, 1996
                                                    ------------------------------------------

                                                     ANTICIPATED
                                                       PARENT,
                                                     CO-OBLIGORS    NON-GUARANTOR    COMBINED
                                                    AND GUARANTOR    SUBSIDIARIES     TOTALS
                                                    --------------  --------------  ----------
Net sales.........................................    $   --          $  127,927    $  127,927
Cost and expenses:
  Cost of goods sold..............................        --             103,817       103,817
  Selling and general.............................        --              11,973        11,973
  Depreciation and amortization...................        --               2,377         2,377
                                                    --------------  --------------  ----------
    Earnings from operations......................        --               9,760         9,760
Interest income (expense), net....................        --                (490)         (490)
Other expense, net................................        --                   4             4
                                                    --------------  --------------  ----------
    Earnings before income taxes..................        --               9,274         9,274
Provision for income taxes........................        --               3,439         3,439
                                                    --------------  --------------  ----------
Net earnings......................................    $   --          $    5,835    $    5,835
                                                    --------------  --------------  ----------
                                                    --------------  --------------  ----------

    Note: Separate columns for the Anticipated Parent, the Co-obligors and the Guarantor are not presented as there were no amounts for such entities for the periods shown.

                                                                   PREDECESSOR
                                                    ------------------------------------------
                                                      FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                                    ------------------------------------------

                                                     ANTICIPATED
                                                       PARENT,
                                                     CO-OBLIGORS    NON-GUARANTOR    COMBINED
                                                    AND GUARANTOR    SUBSIDIARIES     TOTALS
                                                    --------------  --------------  ----------
Net sales.........................................    $   --          $  239,322    $  239,322
Cost and expenses:
  Cost of goods sold..............................        --             197,274       197,274
  Selling and general.............................        --              22,182        22,182
  Depreciation and amortization...................        --               4,774         4,774
                                                    --------------  --------------  ----------
    Earnings from operations......................        --              15,092        15,092
Interest income (expense), net....................        --                (647)         (647)
Other expense, net................................        --                (114)         (114)
                                                    --------------  --------------  ----------
    Earnings before income taxes..................        --              14,331        14,331
Provision for income taxes........................        --               5,361         5,361
                                                    --------------  --------------  ----------
Net earnings......................................    $   --          $    8,970    $    8,970
                                                    --------------  --------------  ----------
                                                    --------------  --------------  ----------

    Note: Separate columns for the Anticipated Parent, the Co-obligors and the Guarantor are not presented as there were no amounts for such entities for the periods shown.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                          (THOUSANDS OF U.S. DOLLARS)

                                  (UNAUDITED)

7. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                                        SUCCESSOR FOR THE QUARTER ENDED JUNE 28, 1997
                               -----------------------------------------------------------------------------------------------
                                                CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                              -------------------------------------------

                                                                               EURAMAX
                                  EURAMAX       AMERIMAX        EURAMAX       EUROPEAN
                               INTERNATIONAL    HOLDINGS,      EUROPEAN       HOLDINGS,       NON-
                                    PLC           INC.       HOLDINGS PLC       B.V.        GUARANTOR    ELIMIN-
                                 (PARENT)      (GUARANTOR)   (CO-OBLIGOR)   (CO-OBLIGOR)   SUBSIDIARIES   ATIONS      TOTALS
                               -------------  -------------  -------------  -------------  -----------  ----------  ----------
Net sales....................    $  --          $  --          $  --          $  --         $ 136,289   $   --      $  136,289
Cost and expenses:
  Cost of goods sold.........       --             --             --             --           109,065       --         109,065
  Selling and general........       --             --             --             --            11,891       --          11,891
  Depreciation and
    amortization.............       --             --             --             --             2,599       --           2,599
                                    ------         ------         ------         ------    -----------  ----------  ----------
    Earnings from
      operations.............       --             --             --             --            12,734       --          12,734
Equity in earnings of
  subsidiaries...............        4,528          2,919          1,823          2,625        20,160      (32,055)     --
Interest expense, net........       --             (3,002)          (879)          (616)       (1,082)      --          (5,579)
Other expense, net...........       --             --             --             --              (145)      --            (145)
                                    ------         ------         ------         ------    -----------  ----------  ----------
    Earnings (loss) before
      income taxes...........        4,528            (83)           944          2,009        31,667      (32,055)      7,010
Provision for income taxes...       --             (1,267)          (308)          (216)        4,273                    2,482
                                    ------         ------         ------         ------    -----------  ----------  ----------
Net earnings.................        4,528          1,184          1,252          2,225        27,394      (32,055)      4,528
Dividends on redeemable
  preference shares..........        1,275         --             --             --            --           --           1,275
                                    ------         ------         ------         ------    -----------  ----------  ----------
Net earnings available for
  ordinary shareholders......    $   3,253      $   1,184      $   1,252      $   2,225     $  27,394   $  (32,055) $    3,253
                                    ------         ------         ------         ------    -----------  ----------  ----------
                                    ------         ------         ------         ------    -----------  ----------  ----------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                          (THOUSANDS OF U.S. DOLLARS)

                                  (UNAUDITED)

7. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                                      SUCCESSOR FOR THE SIX MONTHS ENDED JUNE 28, 1997
                               -----------------------------------------------------------------------------------------------
                                                CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                              -------------------------------------------

                                                                               EURAMAX
                                  EURAMAX       AMERIMAX        EURAMAX       EUROPEAN
                               INTERNATIONAL    HOLDINGS,      EUROPEAN       HOLDINGS,       NON-
                                    PLC           INC.       HOLDINGS PLC       B.V.        GUARANTOR    ELIMIN-
                                 (PARENT)      (GUARANTOR)   (CO-OBLIGOR)   (CO-OBLIGOR)   SUBSIDIARIES   ATIONS      TOTALS
                               -------------  -------------  -------------  -------------  -----------  ----------  ----------
Net sales....................    $  --          $  --          $  --          $  --         $ 251,163   $   --      $  251,163
Cost and expenses:
  Cost of goods sold.........       --             --             --             --           201,101       --         201,101
  Selling and general........       --             --             --             --            22,530       --          22,530
  Depreciation and
    amortization.............       --             --             --             --             5,294       --           5,294
                                    ------         ------         ------         ------    -----------  ----------  ----------
    Earnings from
      operations.............       --             --             --             --            22,238       --          22,238
Equity in earnings of
  subsidiaries...............        7,133          3,994          3,200          4,979        26,594      (45,900)     --
Interest expense, net........       --             (6,256)        (1,694)        (1,196)       (2,051)      --         (11,197)
Other expense, net...........       --             --             --             --              (185)      --            (185)
                                    ------         ------         ------         ------    -----------  ----------  ----------
    Earnings (loss) before
      income taxes...........        7,133         (2,262)         1,506          3,783        46,596      (45,900)     10,856
Provision for income taxes...       --             (2,434)          (593)          (419)        7,169                    3,723
                                    ------         ------         ------         ------    -----------  ----------  ----------
Net earnings.................        7,133            172          2,099          4,202        39,427      (45,900)      7,133
Dividends on redeemable
  preference shares..........        2,508         --             --             --            --           --           2,508
                                    ------         ------         ------         ------    -----------  ----------  ----------
Net earnings available for
  ordinary shareholders......    $   4,625      $     172      $   2,099      $   4,202     $  39,427   $  (45,900) $    4,625
                                    ------         ------         ------         ------    -----------  ----------  ----------
                                    ------         ------         ------         ------    -----------  ----------  ----------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                          (THOUSANDS OF U.S. DOLLARS)

                                  (UNAUDITED)

7. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                                             SUCCESSOR AS OF JUNE 28, 1997
                           -------------------------------------------------------------------------------------------------
                                           CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                          -----------------------------------------

                                                                         EURAMAX
                              EURAMAX      AMERIMAX       EURAMAX       EUROPEAN
                           INTERNATIONAL   HOLDINGS,     EUROPEAN       HOLDINGS,       NON-
                                PLC          INC.      HOLDINGS PLC       B.V.        GUARANTOR                 CONSOLIDATED
                             (PARENT)     (GUARANTOR)  (CO-OBLIGOR)   (CO-OBLIGOR)   SUBSIDIARIES ELIMINATIONS     TOTALS
                           -------------  -----------  -------------  -------------  -----------  ------------  ------------
                                                           ASSETS
Current assets:
    Cash and cash
      equivalents........    $     124     $  --         $  --          $  --         $  12,434    $   --        $   12,558
    Cash in escrow.......       --            --            --             --            12,764        --            12,764
    Accounts receivable,
      net................       --            --            --             --            72,801        --            72,801
    Inventories..........       --            --            --             --            79,306           316        79,622
    Deferred income
      taxes..............       --            --            --             --               819        --               819
    Other current
      assets.............       --            --            --             --             3,185        --             3,185
                           -------------  -----------  -------------  -------------  -----------  ------------  ------------
      Total current
        assets...........          124        --            --             --           181,309           316       181,749
Property, plant and
  equipment, net.........       --            --            --             --            98,671        --            98,671
Amounts due from parent/
  affiliates.............       77,944        --            --              1,862        57,685      (137,491)       --
Goodwill.................       --            --            --             --            42,464        --            42,464
Investment in
  consolidated
  subsidiaries...........       43,611       146,737        36,193         41,921       392,860      (661,322)       --
Other assets.............        2,714         3,110           809          1,046         3,522        --            11,201
                           -------------  -----------  -------------  -------------  -----------  ------------  ------------
                             $ 124,393     $ 149,847     $  37,002      $  44,829     $ 776,511    $ (798,497)   $  334,085
                           -------------  -----------  -------------  -------------  -----------  ------------  ------------
                           -------------  -----------  -------------  -------------  -----------  ------------  ------------

                                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable.....    $  --         $  --         $  --          $  --         $  48,924    $   --        $   48,924
    Accrued expenses.....        2,010        (1,238)          (30)          (160)       25,317        --            25,899
    Current maturities of
      long-term debt.....       --            --            --             --             2,845        --             2,845
                           -------------  -----------  -------------  -------------  -----------  ------------  ------------
      Total current
        liabilities......        2,010        (1,238)          (30)          (160)       77,086        --            77,668
Long-term debt, less
  current maturities.....       80,200        20,000        23,900         30,900        42,024        --           197,024
Amounts due to parent/
  affiliates.............       --           114,516         2,413         --            20,246      (137,175)       --
Other liabilities........       --            --            --             --             5,717        --             5,717
Deferred income taxes....       --            --            --             --            11,493        --            11,493
                           -------------  -----------  -------------  -------------  -----------  ------------  ------------
      Total
        liabilities......       82,210       133,278        26,283         30,740       156,566      (137,175)      291,902
                           -------------  -----------  -------------  -------------  -----------  ------------  ------------
Commitments and
  contingencies..........       --            --            --             --            --            --            --
                           -------------  -----------  -------------  -------------  -----------  ------------  ------------
Redeemable preference
  shares.................       37,698        --            --             --            --            --            37,698
                           -------------  -----------  -------------  -------------  -----------  ------------  ------------
Ordinary shareholders'
  equity:
    Ordinary shares......        1,000        --                78             23        16,366       (16,467)        1,000
    Paid-in capital......       --            17,000         6,922          9,077       555,712      (588,711)       --
    Retained earnings
      (deficit)..........        4,440          (431)        2,585          5,040        49,423       (56,617)        4,440
    Cumulative foreign
      translation
      adjustment.........         (955)       --             1,134            (51)       (1,556)          473          (955)
                           -------------  -----------  -------------  -------------  -----------  ------------  ------------
    Total ordinary
      shareholders'
      equity.............        4,485        16,569        10,719         14,089       619,945      (661,322)        4,485
                           -------------  -----------  -------------  -------------  -----------  ------------  ------------
                             $ 124,393     $ 149,847     $  37,002      $  44,829     $ 776,511    $ (798,497)   $  334,085
                           -------------  -----------  -------------  -------------  -----------  ------------  ------------
                           -------------  -----------  -------------  -------------  -----------  ------------  ------------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                          (THOUSANDS OF U.S. DOLLARS)

                                  (UNAUDITED)

7. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                                           SUCCESSOR AS OF DECEMBER 27, 1996
                           -------------------------------------------------------------------------------------------------
                                           CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                          -----------------------------------------

                                                                         EURAMAX
                              EURAMAX      AMERIMAX       EURAMAX       EUROPEAN
                           INTERNATIONAL   HOLDINGS,     EUROPEAN       HOLDINGS,       NON-
                                PLC          INC.      HOLDINGS PLC       B.V.        GUARANTOR                 CONSOLIDATED
                             (PARENT)     (GUARANTOR)  (CO-OBLIGOR)   (CO-OBLIGOR)   SUBSIDIARIES ELIMINATIONS     TOTALS
                           -------------  -----------  -------------  -------------  -----------  ------------  ------------
                                                           ASSETS
Current assets:
    Cash and cash
      equivalents........    $     124     $  --         $  --          $  --         $  12,392    $   --        $   12,516
    Accounts receivable,
      net................       --            --            --             --            60,767        --            60,767
    Inventories..........       --            --            --             --            87,235        --            87,235
    Deferred income
      taxes..............       --            --            --             --             1,483        --             1,483
    Other current
      assets.............       --            --            --             --             1,350        --             1,350
                           -------------  -----------  -------------  -------------  -----------  ------------  ------------
      Total current
        assets...........          124        --            --             --           163,227        --           163,351
Property, plant and
  equipment, net.........       --            --            --             --           107,338        --           107,338
Amounts due from parent/
  affiliates.............       74,765        --            --              3,358        34,074      (112,197)       --
Goodwill.................       --            --            --             --            40,926        --            40,926
Investment in
  consolidated
  subsidiaries...........       37,416       142,743        33,205         37,026       253,124      (503,514)       --
Other assets.............        7,561         3,476           853          1,102         2,686        --            15,678
                           -------------  -----------  -------------  -------------  -----------  ------------  ------------
                             $ 119,866     $ 146,219     $  34,058      $  41,486     $ 601,375    $ (615,711)   $  327,293
                           -------------  -----------  -------------  -------------  -----------  ------------  ------------
                           -------------  -----------  -------------  -------------  -----------  ------------  ------------

                                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable.....    $  --         $  --         $  --          $  --         $  38,221    $   --        $   38,221
    Accrued expenses.....        2,302          (710)          441            570        22,908        --            25,511
    Current maturities of
      long-term debt.....       --            --            --             --             2,000        --             2,000
                           -------------  -----------  -------------  -------------  -----------  ------------  ------------
      Total current
        liabilities......        2,302          (710)          441            570        63,129        --            65,732
Long-term debt, less
  current maturities.....       80,200        25,000        23,900         30,900        49,740        --           209,740
Amounts due to parent/
  affiliates.............       --           105,532           884         --             5,781      (112,197)       --
Other liabilities........       --            --            --             --             4,722        --             4,722
Deferred income taxes....       --            --            --             --             9,735        --             9,735
                           -------------  -----------  -------------  -------------  -----------  ------------  ------------
      Total
        liabilities......       82,502       129,822        25,225         31,470       133,107      (112,197)      289,929
                           -------------  -----------  -------------  -------------  -----------  ------------  ------------
Commitments and
  contingencies..........       --            --            --             --            --            --            --
                           -------------  -----------  -------------  -------------  -----------  ------------  ------------
Redeemable preference
  shares.................       35,191        --            --             --            --            --            35,191
                           -------------  -----------  -------------  -------------  -----------  ------------  ------------
Ordinary shareholders'
  equity:
    Ordinary shares......        1,000        --                78             23            74          (175)        1,000
    Paid-in capital......       --            17,000         6,922          9,077       456,433      (489,432)       --
    Retained earnings
      (deficit)..........         (185)         (603)          486            838         9,996       (10,717)         (185)
    Cumulative foreign
      translation
      adjustment.........        1,358        --             1,347             78         1,765        (3,190)        1,358
                           -------------  -----------  -------------  -------------  -----------  ------------  ------------
      Total ordinary
        shareholders'
        equity...........        2,173        16,397         8,833         10,016       468,268      (503,514)        2,173
                           -------------  -----------  -------------  -------------  -----------  ------------  ------------
                             $ 119,866     $ 146,219     $  34,058      $  41,486     $ 601,375    $ (615,711)   $  327,293
                           -------------  -----------  -------------  -------------  -----------  ------------  ------------
                           -------------  -----------  -------------  -------------  -----------  ------------  ------------

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company employed the purchase method of accounting for the Acquisition completed in September, 1996. As a result of the required purchase accounting adjustments, the post-Acquisition financial statements for the period from September 25, 1996 to June 28, 1997 ("Successor") are not comparable to the financial statements for the periods prior to the Acquisition ("Predecessor").

RESULTS OF OPERATIONS

The following table sets forth the Company's Statement of Earnings Data expressed as a percentage of net sales:

                                                                           QUARTER ENDED
                                                                  --------------------------------
                                                                   JUNE 28, 1997    JUNE 30, 1996
                                                                  ---------------  ---------------
STATEMENT OF EARNINGS DATA:
Net sales.......................................................         100.0%           100.0%

Costs and expenses:
  Cost of goods sold............................................          80.0             81.2
  Selling and general...........................................           8.7              9.4
  Depreciation and amortization.................................           1.9              1.9
                                                                         -----            -----

    Earnings from operations....................................           9.4              7.5
Interest expense, net...........................................           4.1              0.4
Other expense, net..............................................           0.1              0.0
                                                                         -----            -----

    Earnings before income taxes................................           5.2              7.1
Provision for income taxes......................................           1.8              2.7
                                                                         -----            -----

Net earnings....................................................           3.4%             4.4%
                                                                         -----            -----
                                                                         -----            -----

QUARTER ENDED JUNE 28, 1997 AS COMPARED TO QUARTER ENDED JUNE 30, 1996

NET SALES. Net sales increased 6.5% to $136.3 million for the quarter ended June 28, 1997, from $127.9 million for the quarter ended June 30, 1996. This increase is primarily attributable to an increase in aluminum product shipments to OEM markets in Europe, partially offset by a decrease in steel shipments to producers of manufactured homes. These volume changes combined for a $6.9 million net sales increase compared to net sales in the quarter ended June 30, 1996. In addition, sales of laminated products from the recent acquisition of JTJ Laminating, Inc. (see Liquidity and Capital Resources) increased sales by approximately $8.6 million. Net sales also increased approximately $1.4 million due to the strengthening of the Pound Sterling compared to the U.S. Dollar. These increases were partially offset by (i) weakening of the Dutch Guilder and French Franc compared to the U.S. Dollar, which reduced net sales approximately $2.4 million and $880,000, respectively, (ii) $2.5 million decline in sales in door and appliance products due to divestitures of the subsidiaries producing these product lines (see Liquidity and Capital Resources), (iii) lower aluminum selling prices precipitated by an approximate 10% reduction in market prices for bare aluminum sheet and (iv) other individually insignificant occurrences. Net sales in the U.S. increased 2.7% to $84.1 million for the quarter ended June 28, 1997, from $81.9 million for the quarter ended June 30, 1996. Net sales in Europe increased 13.5% to $52.2 million for the quarter ended June 28, 1997, from $46.0 million for the quarter ended June 30, 1996.

COST OF GOODS SOLD. Cost of goods sold, as a percentage of net sales, decreased 1.2% for the three months ended June 28, 1997, from 81.2% in 1996 to 80.0% in 1997. This decrease is primarily attributable to

(i) lower raw material prices, (ii) sales of a greater percentage of higher margin aluminum products, particularly in Europe, and (iii) an overall improvement in gross margin attributable to higher sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended June 28, 1997, approximated expenses for the three months ended June 30, 1996.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization, as a percentage of net sales, for the quarter ended June 28, 1997, approximated prior year expenses for the quarter ended June 30, 1996.

EARNINGS FROM OPERATIONS. For reasons stated above, earnings from operations in the U.S. decreased from $5.3 million in the second quarter of 1996 to $5.1 million in the second quarter of 1997. Earnings from operations in Europe increased 68.9% to $7.6 million for the three months ended June 28, 1997 from $4.5 million for the three months ended June 30, 1996.

INTEREST EXPENSE, NET. Net interest expense in the three months ended June 28, 1997 increased substantially to $5.6 million from a level of $490,000 for the three months ended June 30, 1996. This increase was due primarily to interest as a result of the Acquisition debt incurred.

OTHER EXPENSES, NET. Other expenses for the period ended June 28, 1997 included a net loss of approximately $310,000 on the sale of the assets of Johnson Door Products, Inc. and the sale of all the issued and outstanding capital stock of Amerimax Specialty Products, Inc. (see Liquidity and Capital Resources). Other expenses were not significant in the period ended June 30, 1996. Results from operations relating to these two subsidiaries were not significant to the consolidated results of the Company for the quarter ended June 28, 1997, nor does management believe that these divestitures will have a material adverse impact upon operating results for the year ended December 26, 1997 or results of future years.

PROVISION FOR INCOME TAXES. The effective rate for the provision for income taxes decreased from 37.1% to 35.4% for the three months ended June 30, 1996, and June 28, 1997, respectively. This decrease was due to higher earnings attributable to the European operations in the second quarter of 1997 compared to 1996 levels, partially offset by a decline in the earnings of the U.S. operations. Earnings in the U.S. are subjected to slightly higher income tax rates than in the European countries and are also subject to state income taxes.

The following table sets forth the Company's Statement of Earnings Data expressed as a percentage of net sales:

                                                                          SIX MONTHS ENDED
                                                                  --------------------------------
                                                                   JUNE 28, 1997    JUNE 30, 1996
                                                                  ---------------  ---------------
STATEMENT OF EARNINGS DATA:
Net sales.......................................................         100.0%           100.0%

Costs and expenses:
  Cost of goods sold............................................          80.1             82.4
  Selling and general...........................................           9.0              9.3
  Depreciation and amortization.................................           2.1              2.0
                                                                         -----            -----
    Earnings from operations....................................           8.8              6.3
Interest expense, net...........................................           4.4              0.3
Other expense, net..............................................           0.1              0.0
                                                                         -----            -----
    Earnings before income taxes................................           4.3              6.0
Provision for income taxes......................................           1.5              2.2
                                                                         -----            -----
Net earnings....................................................           2.8%             3.8%
                                                                         -----            -----
                                                                         -----            -----

SIX MONTHS ENDED JUNE 28, 1997 AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

NET SALES. Net sales increased 5.0% to $251.2 million for the six months ended June 28, 1997, from $239.3 million for the six months ended June 30, 1996. This increase is primarily attributable to an increase in aluminum shipments to OEM markets in Europe, and an increase in steel shipments (increases in the first quarter steel shipments partially offset by declines realized in the second quarter) to producers of manufactured homes. These volume increases combined for a $15.5 million net sales increase compared to net sales in the six months ended June 30, 1996. In addition, sales of laminated products from the recent acquisition of JTJ Laminating, Inc. (see Liquidity and Capital Resources) increased sales by approximately $8.6 million. Net sales also increased approximately $3.0 million due to the strengthening of the Pound Sterling compared to the U.S. Dollar. These increases were partially offset by (i) weakening of the Dutch Guilder and French Franc compared to the U.S. Dollar, which reduced net sales approximately $4.8 million and $1.8 million, respectively, (ii) $3.0 million decline in sales in door and appliance products due to divestitures of the subsidiaries producing these product lines (see Liquidity and Capital Resources), (iii) lower aluminum selling prices precipitated by an approximate 10% reduction in market prices for bare aluminum sheet and (iv) other individually insignificant occurrences. Net sales in the U.S. increased 3.3% to $148.6 million for the six months ended June 28, 1997, from $143.8 million for the six months ended June 30, 1996. Net sales in Europe increased 7.4% to $102.6 million for the six months ended June 28, 1997, from $95.5 million for the six months ended June 30, 1996.

COST OF GOODS SOLD. Cost of goods sold, as a percentage of net sales, decreased 2.3% for the six months ended June 28, 1997, from 82.4% in 1996 to 80.1% in 1997. This decrease is primarily attributable to (i) lower raw material prices,
(ii) sales of a greater percentage of higher margin aluminum products, particularly in Europe, and (iii) an overall improvement in gross margin attributable to higher sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended June 28, 1997, approximated prior year expenses for the six months ended June 30, 1996.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization, as a percentage of net sales, for the six months ended June 28, 1997, approximated prior year expenses for the six months ended June 30, 1996.

EARNINGS FROM OPERATIONS. For reasons stated above, earnings from operations in the U.S. increased from $5.1 million in the first half of 1996 to $6.9 million in the first half of 1997. Earnings from operations in Europe increased 53.0% to $15.3 million for the six months ended June 28, 1997 from $10.0 million for the six months ended June 30, 1996.

INTEREST EXPENSE, NET. Net interest expense in the six months ended June 28, 1997 increased substantially to $11.2 million from a level of $647,000 for the six months ended June 30, 1996. This increase was due primarily to interest as a result of the Acquisition debt incurred.

OTHER EXPENSES, NET. Other expenses for the six months ended June 28, 1997 included a net loss of approximately $310,000 on the sale of the assets of Johnson Door Products, Inc. and the sale of all the issued and outstanding capital stock of Amerimax Specialty Products, Inc. (see Liquidity and Capital Resources). Other expenses were not significant in the period ended June 30, 1996. Results from operations relating to these two subsidiaries were not significant to the consolidated results of the Company for the six months ended June 28, 1997, nor does management believe that these divestitures will have a material adverse impact upon operating results for the year ended December 26, 1997 or results of future years.

PROVISION FOR INCOME TAXES. The effective rate for the provision for income taxes decreased from 37.4% to 34.3% for the six months ended June 30, 1996, and June 28, 1997, respectively. This decrease was due to higher earnings attributable to the European operations in the first half of 1997 compared to 1996 levels, coupled with less significant growth in the earnings of the U.S. operations. Earnings in the U.S. are subjected to slightly higher income tax rates than in the European countries and are also subject to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY. The Company's primary liquidity needs arise from debt service on indebtedness incurred in connection with the Acquisition and the funding of capital expenditures. As of June 28, 1997, the Company had outstanding indebtedness for borrowed money of $199.9 million, $37.7 million of Preference Shares and ordinary shareholders' equity of $4.5 million. Included in such indebtedness was approximately $64.9 million under the Credit Agreement, consisting of $38.0 million under the Term Loan and $26.9 million under the Revolving Credit Facility. The undrawn amount of the Revolving Credit Facility at June 28, 1997 was approximately $58.1 million, which was available for working capital and general corporate purposes, subject to borrowing base limitations. (As a result of the Fabral purchase on July 17, 1997, the undrawn amount of the Revolving Credit Facility was reduced by approximately $23.0 million. See Fabral purchase mentioned below and Note 6 to the unaudited Condensed Consolidated Financial Statements for the quarter ended June 28,
1997). As of June 28, 1997, this amount was fully available. The Company's leveraged financial position requires that a substantial portion of the Company's cash flow from operations be used to pay interest on the Notes, principal and interest under the Credit Agreement and other indebtedness. Further, the Company's leveraged position may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes. In addition, the Company's leveraged position may make it more vulnerable to economic downturns and may limit its ability to withstand competitive pressures. The Company believes that cash generated from operations and, subject to borrowing base limitations, borrowings under the Credit Agreement will be adequate to meet its needs for the foreseeable future, although no assurance to that effect can be given.

Principal and interest payments under the Credit Agreement and interest payments on the Notes represent significant liquidity requirements for the Company. With respect to the $38.0 million of Term Loans, the Company must make scheduled quarterly principal payments totaling $1.0 million over the remainder of 1997, $3.9 million in 1998, $4.7 million in 1999, $2.8 million in 2000, $6.6 million in 2001, $9.5 million in 2002 and $9.5 million in 2003. Interest on the Term Loans and the Revolving Credit Facility will bear interest at floating rates based upon the interest option selected by the Company.

The Company's primary source of liquidity is funds generated from operations, which will be supplemented by borrowings under the Credit Agreement. Net cash provided by operating activities increased $11.1 million during the six months ended June 28, 1997 compared to the six months ended June 30, 1996. This increase in net cash provided by operating activities was a result of a lower increase in accounts receivable of $3.1 million during the six month period ending June 28, 1997 than in the six months ended June 30, 1996 and a larger decrease in inventories of $4.5 million. The change in accounts payable and other accrued liabilities increased by $1.1 million over the same period in 1996. The remaining change of $2.4 million reflected other individually insignificant differences. The lower increase in accounts receivable of $2.4 million and the decrease in inventory of $4.5 million is primarily attributable to the sales of the assets of Johnson Door Products, Inc. and the issued and outstanding stock of Amerimax Specialty Products, Inc. as described below. The increase in accounts payable and accrued liabilities of $1.1 million is primarily attributable to an increase of $4.6 million in accrued interest partially offset by a decrease in accounts payable of $3.8 million due to lower raw material prices and the asset and stock divestitures mentioned below.

On June 2, 1997, the Company sold the assets, along with accounts payable and open purchase orders, related to its Johnson Door Products, Inc. subsidiary for approximately $9.1 million in cash. The sales price was determined by arm's-length negotiations between two unaffiliated parties and is subject to adjustment based upon the aged balance of accounts receivable greater than ninety days on September 20, 1997. Management does not expect such adjustment to be significant.

On June 27, 1997, the Company sold all of the issued and outstanding capital stock of Amerimax Specialty Products, Inc. for approximately $4.2 million, of which $3.7 was in cash and $500,000 in a subordinated promissory note. The promissory note is payable in 60 equal monthly installments of principal and interest, which accrues on the unpaid balance at an annual rate of 9.25%. The sales price was determined by arm's-length negotiations between two unaffiliated parties and is subject to further adjustment based upon the change in working capital between February 28, 1997 and June 27, 1997. Management does not believe such adjustment will be significant.

As of June 28, 1997, the cash received from the above sales transactions of $12.8 million was held in an interest-bearing escrow account which was applied to outstanding Term Loans on or before July 17, 1997.

On March 28, 1997, the Company purchased all of the issued and outstanding capital stock of JTJ Laminating, Inc. ("JTJ") for approximately $1.9 million, along with assumption of outstanding indebtedness of $1.3 million. At the closing date, approximately $2.4 million was paid in cash, of which $1.3 million was to extinguish the outstanding indebtedness of JTJ. The remaining purchase price of $800,000 will be paid in various installments over the next ten years. The sales price was determined by arm's-length negotiations between two unaffiliated parties and is subject to further adjustment based upon the change in working capital between September 30, 1996 and March 28, 1997. This estimated adjustment is included in the purchase price reported above, and management does not believe the final adjustment will be significantly different than the estimate.

On July 17, 1997, the Company's wholly owned subsidiary, Amerimax Fabricated Products, Inc., pursuant to the previously reported agreement (the "Fabral Purchase Agreement"), acquired all of the issued and outstanding capital stock of Gentek Holdings, Inc. and its subsidiary Gentek Building Products, Inc. (collectively "Gentek" or "Fabral") (the "Transaction"). At the Transaction date, Gentek was comprised principally of Fabral, a division of Gentek headquartered in Lancaster, Pennsylvania.

The purchase price, including estimated adjustments for changes in net tangible assets required by the Fabral Purchase Agreement and approximately $2.0 million in acquisition related fees and expenses, was approximately $78.0 million in cash. Further adjustment upon determination of the final net tangible assets is not anticipated to be material. The purchase price will be allocated to the assets and liabilities of Fabral based upon their estimated fair market value at the acquisition date under the purchase method of accounting.

The Transaction was financed through borrowings ("Additional Borrowings") of $38.0 million of senior secured revolving loans and $40.0 million of senior secured term loans. Such borrowings were available under the Credit Agreement which was amended and restated to increase the Revolving Credit Facility from $85.0 million to $100.0 million and to provide additional term loans of $40.0 million. If the Fabral transaction had taken place as of June 28, 1997, pro forma capitalization would have reflected outstanding indebtedness of the Company for borrowed money of $265.1 million (net of cash in escrow), $37.7 million of Preference Shares and ordinary shareholders' equity of $4.5 million. Included in such pro forma indebtedness would have been approximately $142.9 million under the Credit Agreement, consisting of $65.2 million under the Term Loans and $64.9 million under the Revolving Credit Facility. The undrawn amount of the Revolving Credit Facility would have been approximately $35.1 million at June 28, 1997. While the Revolving Credit Facility is subject to borrowing base limitations, all of the $35.1 million would have been fully available at that time. Scheduled principal payments under the $65.2 million of Term Loans would have totalled $1.3 million over the remainder of 1997, $3.9 million in 1998, $7.8 million in 1999, $4.7 million in 2000, $7.1 million in 2001, $12.6 million in 2002, $15.9 million in 2003, and $11.9 million in 2004.

The acquisition of Fabral on July 17, 1997, did not impact the financial position or earnings of the Company during the periods discussed above. The Company believes that cash generated from operations, including Fabral, and, subject to borrowing base limitations, borrowings under the Credit Agreement, including Additional Borrowings, will be adequate to meet its needs for the foreseeable future, although no assurance to that effect can be given. Audited financial statements of Fabral can be found in the Company's Current Report on Form 8-K, filed August 1, 1997.

CAPITAL EXPENDITURES. The Company's capital expenditures were $2.0 million and $6.4 million in the six months ended June 28, 1997 and June 30, 1996, respectively. Capital expenditures in 1996 include approximately $1.9 million for the construction of a fabrication plant in Helena, Arkansas. The balance of capital expenditures in both periods primarily relate to purchases and upgrades of fabricating equipment, transportation and material moving equipment, and information systems.

WORKING CAPITAL MANAGEMENT. Working capital was $104.1 million as of June 28, 1997 compared to $118.0 million as of June 30, 1996. The Company believes that current levels of working capital represent a liquid source of funds available for future cash flows. The Company believes that further reductions can be achieved upon completion of current information systems projects being undertaken in some of the Company's subsidiaries. The Company believes these systems will offer distinct advantages in monitoring credit, open receivables and inventory levels, while enabling centralized ordering and inventory management. However, there can be no assurance that working capital reductions will be achieved.

Note regarding Private Securities Litigation Reform Act: Statements made by the Company which are not historical facts are forward looking statements that involve risks and uncertainties. Actual results could differ materially from those expressed or implied in forward looking statements. All such forward looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause future financial performance to differ materially from past results and from those expressed or implied in this document include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), changes in business strategy or development plans, the cyclical demand for the Company's products, the supply and/or price of aluminum and other raw materials, currency exchange rate fluctuations, environmental regulations, availability of financing, competition, reliance on key management personnel, ability to manage growth, loss of customers, and a variety of other factors. For further information on these and other risks, see the "Risk Factors" section of Item 1. of the Company's Annual Report on Form 10-K for the year ended December 27, 1996, as well as the Company's other filings with the Securities and Exchange Commission.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        10.1 Amended and Restated Credit Agreement

        27 Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Euramax International plc has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EURAMAX INTERNATIONAL PLC

          SIGNATURE                                         TITLE                                     DATE
------------------------------  --------------------------------------------------------------  -----------------

      /s/ J. DAVID SMITH
   ------------------------     Chief Executive Officer and President                            August 6, 1997
        J. David Smith

     /s/ R. SCOTT VANSANT
   ------------------------     V.P. Finance and Administration and Secretary                    August 6, 1997
       R. Scott Vansant           (Principal Financial and Accounting Officer)