Form 10-Q
period 1997-09-27
EURAMAX INTERNATIONAL PLC
filed 1997-11-07
CIK 1026743

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                                ---------------

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                         TO

                               COMMISSION FILE NUMBER

                                      333-05978

                             EURAMAX INTERNATIONAL PLC
               (Exact name of registrant as specified in its charter)

                                  ENGLAND AND WALES
                           (State or other jurisdiction of
                            incorporation or organization)

                          5335 TRIANGLE PARKWAY, SUITE 550,
                                  NORCROSS, GEORGIA
                       (Address of principal executive offices)

                                      98-1066997
                         (I.R.S. Employer Identification No.)

                                        30092
                                      (Zip Code)

                            ------------------------

        Registrant's telephone number, including area code 770-449-7066

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

As of November 7, 1997, Registrant had outstanding 1,000,000 Ordinary Shares and 34,000,000 Preference Shares. All of these shares were owned by affiliates.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                                      SUCCESSOR      PREDECESSOR
                                                                                    --------------  --------------
                                                                                    QUARTER ENDED   QUARTER ENDED
                                                                                    SEPTEMBER 27,   SEPTEMBER 25,
                                                                                         1997            1996
                                                                                    --------------  --------------
Net sales.........................................................................   $    155,715    $    123,986

Costs and expenses:
  Cost of goods sold..............................................................        128,858         102,911
  Selling and general.............................................................         13,010          11,104
  Depreciation and amortization...................................................          3,302           2,221
                                                                                    --------------  --------------
                                                                                          145,170         116,236
                                                                                    --------------  --------------
    Earnings from operations......................................................         10,545           7,750
Interest income (expense), net....................................................         (5,913)             25
Other income (expense), net.......................................................            518            (184)
                                                                                    --------------  --------------
    Earnings before income taxes and extraordinary item...........................          5,150           7,591
Provision for income taxes........................................................          2,396           2,981
                                                                                    --------------  --------------
    Earnings before extraordinary item............................................          2,754           4,610
Extraordinary item--loss on debt refinancing, net of income tax of $1,088.........          1,758              --
                                                                                    --------------  --------------
Net Earnings......................................................................            996           4,610
Dividends on redeemable preference shares.........................................          1,318              --
                                                                                    --------------  --------------
Net earnings (loss) available for ordinary shareholders...........................   $       (322)   $      4,610
                                                                                    --------------  --------------
                                                                                    --------------  --------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                                        SUCCESSOR     PREDECESSOR
                                                                                      -------------  -------------
                                                                                       NINE MONTHS    NINE MONTHS
                                                                                          ENDED          ENDED
                                                                                      SEPTEMBER 27,  SEPTEMBER 25,
                                                                                          1997           1996
                                                                                      -------------  -------------
Net sales...........................................................................   $   406,878    $   363,308

Costs and expenses:
  Cost of goods sold................................................................       329,959        300,185
  Selling and general...............................................................        35,540         33,286
  Depreciation and amortization.....................................................         8,596          6,995
                                                                                      -------------  -------------
                                                                                           374,095        340,466
                                                                                      -------------  -------------

      Earnings from operations......................................................        32,783         22,842

Interest expense, net...............................................................       (17,110)          (622)
Other income (expense), net.........................................................           333           (298)
                                                                                      -------------  -------------

      Earnings before income taxes and extraordinary item...........................        16,006         21,922

Provision for income taxes..........................................................         6,119          8,342
                                                                                      -------------  -------------

      Earnings before extraordinary item............................................         9,887         13,580

Extraordinary item--loss on debt refinancing, net of income tax of $1,088...........         1,758        --
                                                                                      -------------  -------------

Net Earnings........................................................................         8,129         13,580

Dividends on redeemable preference shares...........................................         3,826        --
                                                                                      -------------  -------------

Net earnings available for ordinary shareholders....................................   $     4,303    $    13,580
                                                                                      -------------  -------------
                                                                                      -------------  -------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                                               SUCCESSOR
                                                                                      ---------------------------
                                                                                      SEPTEMBER 27,  DECEMBER 27,
                                                                                          1997           1996
                                                                                      -------------  ------------

                                                     ASSETS
Current assets:
    Cash and cash equivalents.......................................................   $     9,450    $   12,516
    Accounts receivable, net........................................................        95,240        60,767
    Inventories.....................................................................        87,819        87,235
    Other current assets............................................................         3,578         2,833
                                                                                      -------------  ------------
        Total current assets........................................................       196,087       163,351
Property, plant and equipment, net..................................................       107,699       107,338
Goodwill............................................................................        82,630        40,926
Deferred income taxes...............................................................        11,059        --
Other assets........................................................................        16,622        15,678
                                                                                      -------------  ------------
                                                                                       $   414,097    $  327,293
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable................................................................   $    52,300    $   38,221
    Accrued expenses................................................................        39,121        25,511
    Current maturities of long-term debt............................................         3,144         2,000
                                                                                      -------------  ------------
        Total current liabilities...................................................        94,565        65,732
Long-term debt, less current maturities.............................................       253,869       209,740
Other liabilities...................................................................         6,901         4,722
Deferred income taxes...............................................................        15,996         9,735
                                                                                      -------------  ------------
        Total liabilities...........................................................       371,331       289,929
                                                                                      -------------  ------------
Redeemable preference shares........................................................        39,017        35,191
                                                                                      -------------  ------------
Ordinary shareholders' equity:
    Ordinary shares.................................................................         1,000         1,000
    Retained earnings (deficit).....................................................         4,118          (185)
    Foreign currency translation adjustment.........................................        (1,369)        1,358
                                                                                      -------------  ------------
        Total ordinary shareholders' equity.........................................         3,749         2,173
                                                                                      -------------  ------------
                                                                                       $   414,097    $  327,293
                                                                                      -------------  ------------
                                                                                      -------------  ------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                                        SUCCESSOR     PREDECESSOR
                                                                                      -------------  -------------
                                                                                       NINE MONTHS    NINE MONTHS
                                                                                          ENDED          ENDED
                                                                                      SEPTEMBER 27,  SEPTEMBER 25,
                                                                                          1997           1996
                                                                                      -------------  -------------
Net cash provided by operating activities...........................................   $    20,670    $    20,241
                                                                                      -------------  -------------
Cash flows from investing activities:
  Proceeds from sale of assets......................................................           157            233
  Adjustment of Fabricated Products purchase price..................................         3,487        --
  Proceeds from the sale of Door and Specialty Products.............................        12,764        --
  Purchase of JTJ Laminating, Inc...................................................        (2,385)       --
  Purchase of Fabral................................................................       (77,788)       --
  Capital expenditures..............................................................        (5,634)       (11,518)
                                                                                      -------------  -------------
    Net cash used in investing activities...........................................       (69,399)       (11,285)
                                                                                      -------------  -------------
Cash flows from financing activities:
  Repayment of debt--Revolving Credit Facility......................................       (11,643)       --
  Repayment of debt--Term Loans.....................................................       (14,210)       --
  Debt proceeds for the purchase of Fabral-Term Loans...............................        40,000        --
  Debt proceeds for the purchase of Fabral-Revolving Credit Facility                        33,333        --
  Net change in due to parent/affiliate.............................................       --             (20,973)
                                                                                      -------------  -------------
    Net cash provided by (used) in financing activities.............................        47,480        (20,973)
                                                                                      -------------  -------------
Effect of exchange rate changes on cash.............................................        (1,817)          (677)
                                                                                      -------------  -------------
Net decrease in cash and equivalents................................................        (3,066)       (12,694)
Cash and equivalents at beginning of period.........................................        12,516         12,587
                                                                                      -------------  -------------
Cash and equivalents at end of period...............................................   $     9,450    $      (107)
                                                                                      -------------  -------------
                                                                                      -------------  -------------

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

The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of the management of the Company, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Management believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 27, 1996. Operating results for the period ended September 27, 1997, are not necessarily indicative of future results that may be expected for the year ending December 26, 1997. Certain reclassifications have been made to prior period financial statements to conform with the 1997 presentation.

2. ACQUISITIONS

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

The purchase price for the Acquisition of approximately $252.4 million, including acquisition expenses of approximately $3.9 million and adjustments to give effect to certain items including cash acquired and working capital, was allocated to the assets and liabilities of the Company based upon their fair market value at the date of the Acquisition under the purchase method of accounting. Such purchase price reflects adjustments to record the results of a special audit to determine the change in the Fabricated Products

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

2. ACQUISITIONS (CONTINUED)
working capital (as defined) from December 31, 1995 through September 25, 1996, and is not materially different than the amount initially recorded. Additionally, the allocation of the purchase price was, in certain instances, based on preliminary information and has been adjusted to reflect final asset and liability valuations. Such final valuations were not materially different than amounts initially recorded.

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

Fabral is a manufacturer and distributor of steel and aluminum roofing and wall paneling products specifically for the agricultural, commercial and industrial markets. The following unaudited pro forma data present the results of operations for the nine months ended September 27, 1997 and September 25, 1996, respectively, as though the Transaction had been completed on the first day of the fiscal year, and assume that there are no other changes in the operations of the Company. Such pro forma information includes adjustments to interest expense; changes in amortization of goodwill relating to the allocation of the purchase price; and the income tax effect related to these items. The pro forma results are not necessarily indicative of the financial results that might have occurred had the Transaction actually taken place on the first day of the fiscal year, or of the future results of operations.

                                                            SUCCESSOR          PREDECESSOR
                                                        ------------------  ------------------
                                                        NINE MONTHS ENDED   NINE MONTHS ENDED
                                                        SEPTEMBER 27, 1997  SEPTEMBER 25, 1996
                                                        ------------------  ------------------
Net sales.............................................     $    461,692        $    443,295
Earnings before extraordinary item....................            8,436              13,662
Net earnings..........................................            6,678              13,662

The purchase price, including estimated adjustments for changes in net tangible assets required by the Fabral Purchase Agreement and approximately $2.5 million in acquisition related fees and expenses, was approximately $77.8 million in cash. Further adjustment upon determination of the final net tangible assets is not anticipated to be material. The purchase price has been allocated to the assets and liabilities of Fabral based upon their estimated fair market value at the acquisition date under the purchase method of accounting.

The Transaction was financed through borrowings ("Additional Borrowings") of approximately $38.0 million of senior secured revolving loans and $40.0 million of senior secured term loans. Such borrowings were available under the Credit Agreement which was amended and restated to increase the revolving Credit Facility from $85.0 million to $100.0 million and to provide additional term loans of $40.0 million (see Extraordinary Item in the Notes to Condensed Consolidated Financial Statements).

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

2. ACQUISITIONS (CONTINUED)
Certain Financial Statements and Exhibits for the Transaction can be found in the Company's Current Report on Form 8-K, filed August 1, 1997 and Form 8-K/A, filed September 26, 1997.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For information regarding significant accounting policies, see Note 2 to the Consolidated Financial Statements of the Company for the year ended December 27, 1996, set forth in the Company's Annual Report on Form 10-K.

4. INVENTORIES

Inventories were comprised of:

                                                                           SUCCESSOR
                                                                  ---------------------------
                                                                  SEPTEMBER 27,  DECEMBER 27,
                                                                      1997           1996
                                                                  -------------  ------------
Raw materials...................................................    $  62,716     $   59,430
Work in process.................................................       10,661         12,769
Finished products...............................................       14,442         15,036
                                                                  -------------  ------------
                                                                    $  87,819     $   87,235
                                                                  -------------  ------------
                                                                  -------------  ------------

5. EXTRAORDINARY ITEM

On July 17, 1997, concurrent with the purchase of Fabral, (see Acquisitions in the Notes to Condensed Consolidated Financial Statements) the Company amended and restated its Credit Agreement. As a result of the amendment and restatement, the Company extinguished all of its outstanding debt at July 17, 1997 under the previous Credit Agreement. Included in such extinguishment is a loss of $1.8 million, net of income taxes of $1.1 million, on the write-off of deferred financing fees related to the previous Credit Agreement. Additional financing fees of $1.3 million were deferred at July 17, 1997 in conjunction with the amended and restated Credit Agreement.

6. COMMITMENTS AND CONTINGENCIES

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

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)
The Company has been named as a defendant in lawsuits or as a potentially responsible party in state and Federal administrative and judicial proceedings seeking contribution for costs associated with the investigation, analysis, correction and remediation of environmental conditions at various hazardous waste disposal sites. The Company continues to monitor these actions and proceedings and to vigorously defend both its own interests as well as the interests of its affiliates. The Company's ultimate liability in connection with present and future environmental claims will depend on many factors, including its volumetric share of the waste at a given site, the remedial action required, the total cost of remediation, and the financial viability and participation of the other entities that also sent waste to the site. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes or adjusts its reserve for its projected share of these costs. Based upon current law and information known to the Company concerning the size of the sites known to it, anticipated costs, their years of operations and the number of other potentially responsible parties, management believes that it has adequate reserves for the Company's potential share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses. In addition, the Company establishes reserves for remedial measures required from time to time at its own facilities. Management believes that the reasonably probable outcomes of these matters will not materially exceed established reserves and will not have a material impact on the future financial position, net earnings or cash flows of the Company. The Company's reserves, expenditures and expenses for all environmental exposures were not significant for any of the dates or periods presented.

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

                   Euramax International plc and Subsidiaries
        Notes To Condensed Consolidated Financial Statements (Continued)
                          (Thousands of U.S. Dollars)
                                  (Unaudited)

7. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS

As described in Note 2, on September 25, 1996, Euramax purchased the Company from Alumax Inc. The Acquisition was financed, in part, through Senior Subordinated Notes due 2006 (the "Notes"). The Notes are primary obligations of Euramax (the "Parent"). The United Kingdom and Netherlands holding company subsidiaries of Euramax are co-obligors under the Notes (the "Co-obligors"). The United States holding company subsidiary of Euramax (the "Guarantor") has provided a full and unconditional guarantee of the Notes. The following supplemental condensed combined financial statements for the period prior to the Acquisition (the "Predecessor" period) reflect the combined historical financial position, results of operations and cash flows of the entities that are the Parent, the Co-obligors and the Guarantor (collectively, the "Anticipated Parent, Co-obligors and Guarantor"), and such combined information of the non-guarantor entities, consisting principally of the operating companies acquired (collectively, the "Non-guarantor Subsidiaries"). The following supplemental condensed combined financial statements as of September 27, 1997 (the "Successor" period) reflect the financial position, results of operations, and cash flows of each of the Parent, the Co-Obligors and Guarantor entities, and such combined information of the Non-Guarantor Subsidiaries. The Co-obligors and the Guarantor are wholly-owned subsidiaries of Euramax and are each jointly, severally, fully, and unconditionally liable under the Notes. Separate complete financial statements of each Co-obligor and of the Guarantor are not presented because management has determined that they are not material to investors. For periods prior to the Acquisition, there were no significant intercompany balances or transactions between the Anticipated Parent, Co-obligors and Guarantor entities combined and the Non-guarantor Subsidiaries.

                                                                                       PREDECESSOR
                                                                        ------------------------------------------
                                                                         FOR THE QUARTER ENDED SEPTEMBER 25, 1996
                                                                        ------------------------------------------
                                                                         ANTICIPATED
                                                                           PARENT,
                                                                         CO-OBLIGORS    NON-GUARANTOR    COMBINED
                                                                        AND GUARANTOR    SUBSIDIARIES     TOTALS
                                                                        --------------  --------------  ----------
Net sales.............................................................    $   --          $  123,986    $  123,986
Cost and expenses:
  Cost of goods sold..................................................        --             102,911       102,911
  Selling and general.................................................        --              11,104        11,104
  Depreciation and amortization.......................................        --               2,221         2,221
                                                                        --------------  --------------  ----------
    Earnings from operations..........................................        --               7,750         7,750
Interest income, net..................................................        --                  25            25
Other expense, net....................................................        --                (184)         (184)
                                                                        --------------  --------------  ----------
    Earnings before income taxes......................................        --               7,591         7,591
Provision for income taxes............................................        --               2,981         2,981
                                                                        --------------  --------------  ----------
Net earnings..........................................................    $   --          $    4,610    $    4,610
                                                                        --------------  --------------  ----------
                                                                        --------------  --------------  ----------

Note: Separate columns for the Anticipated Parent, the Co-obligors and the Guarantor are not presented as there were no amounts for such entities for the periods shown.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

7. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                                                                       PREDECESSOR
                                                                        ------------------------------------------
                                                                         FOR THE NINE MONTHS ENDED SEPTEMBER 25,
                                                                                           1996
                                                                        ------------------------------------------

                                                                         ANTICIPATED
                                                                           PARENT,
                                                                         CO-OBLIGORS    NON-GUARANTOR    COMBINED
                                                                        AND GUARANTOR    SUBSIDIARIES     TOTALS
                                                                        --------------  --------------  ----------
Net sales.............................................................    $   --          $  363,308    $  363,308
Cost and expenses:
  Cost of goods sold..................................................        --             300,185       300,185
  Selling and general.................................................        --              33,286        33,286
  Depreciation and amortization.......................................        --               6,995         6,995
                                                                        --------------  --------------  ----------
    Earnings from operations..........................................        --              22,842        22,842
Interest expense, net.................................................        --                (622)         (622)
Other expense, net....................................................        --                (298)         (298)
                                                                        --------------  --------------  ----------
    Earnings before income taxes......................................        --              21,922        21,922
Provision for income taxes............................................        --               8,342         8,342
                                                                        --------------  --------------  ----------
Net earnings..........................................................    $   --          $   13,580    $   13,580
                                                                        --------------  --------------  ----------
                                                                        --------------  --------------  ----------

Note: Separate columns for the Anticipated Parent, the Co-obligors and the Guarantor are not presented as there were no amounts for such entities for the periods shown.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

7. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                                         SUCCESSOR FOR THE QUARTER ENDED SEPTEMBER 27, 1997
                                         ----------------------------------------------------------------------------------
                                                         CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                                        ----------------------------------------

                                                                                      EURAMAX
                                            EURAMAX      AMERIMAX      EURAMAX       EUROPEAN
                                         INTERNATIONAL   HOLDINGS,     EUROPEAN      HOLDINGS,       NON-
                                              PLC          INC.      HOLDINGS PLC      B.V.        GUARANTOR
                                           (PARENT)     (GUARANTOR)  (CO-OBLIGOR)  (CO-OBLIGOR)   SUBSIDIARIES ELIMINATIONS
                                         -------------  -----------  ------------  -------------  -----------  ------------
Net sales..............................    $  --         $  --        $   --         $  --         $ 155,715    $   --
Cost and expenses:
  Cost of goods sold...................       --            --            --            --           128,858        --
  Selling and general..................       --            --            --            --            13,010        --
  Depreciation and amortization........       --            --            --            --             3,302        --
                                              ------    -----------  ------------  -------------  -----------  ------------
    Earnings from operations...........       --            --            --            --            10,545        --
Equity in earnings (loss) of
  subsidiaries.........................          996         2,561        (3,551)        4,339         7,630       (11,975)
Interest income (expense), net.........       --              (553)        1,925         1,251        (8,536)       --
Other income (expense), net............       --            --               784        (5,298)        5,032        --
                                              ------    -----------  ------------  -------------  -----------  ------------
    Earnings (loss) before income taxes
      and extraordinary item...........          996         2,008          (842)          292        14,671       (11,975)
Provision (benefit) for income taxes...       --              (215)          883          (866)        2,594        --
                                              ------    -----------  ------------  -------------  -----------  ------------
    Earnings (loss) before
      extraordinary item...............          996         2,223        (1,725)        1,158        12,077       (11,975)
Extraordinary item--loss on debt
  refinancing, net of income taxes of
  $1,088...............................       --            --            --            --             1,758        --
                                              ------    -----------  ------------  -------------  -----------  ------------
Net earnings (loss)....................          996         2,223        (1,725)        1,158        10,319       (11,975)
Dividends on redeemable preference
  shares...............................        1,318        --            --            --            --            --
                                              ------    -----------  ------------  -------------  -----------  ------------
Net earnings (loss) available for
  ordinary shareholders................    $    (322)    $   2,223    $   (1,725)    $   1,158     $  10,319    $  (11,975)
                                              ------    -----------  ------------  -------------  -----------  ------------
                                              ------    -----------  ------------  -------------  -----------  ------------



                                           TOTALS
                                         ----------
Net sales..............................  $  155,715
Cost and expenses:
  Cost of goods sold...................     128,858
  Selling and general..................      13,010
  Depreciation and amortization........       3,302
                                         ----------
    Earnings from operations...........      10,545
Equity in earnings (loss) of
  subsidiaries.........................      --
Interest income (expense), net.........      (5,913)
Other income (expense), net............         518
                                         ----------
    Earnings (loss) before income taxes
      and extraordinary item...........       5,150
Provision (benefit) for income taxes...       2,396
                                         ----------
    Earnings (loss) before
      extraordinary item...............       2,754
Extraordinary item--loss on debt
  refinancing, net of income taxes of
  $1,088...............................       1,758
                                         ----------
Net earnings (loss)....................         996
Dividends on redeemable preference
  shares...............................       1,318
                                         ----------
Net earnings (loss) available for
  ordinary shareholders................  $     (322)
                                         ----------
                                         ----------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

7. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                                       SUCCESSOR FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1997
                                         ----------------------------------------------------------------------------------
                                                         CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                                        ----------------------------------------

                                                                                      EURAMAX
                                            EURAMAX      AMERIMAX      EURAMAX       EUROPEAN
                                         INTERNATIONAL   HOLDINGS,     EUROPEAN      HOLDINGS,       NON-
                                              PLC          INC.      HOLDINGS PLC      B.V.        GUARANTOR
                                           (PARENT)     (GUARANTOR)  (CO-OBLIGOR)  (CO-OBLIGOR)   SUBSIDIARIES ELIMINATIONS
                                         -------------  -----------  ------------  -------------  -----------  ------------
Net sales..............................    $  --         $  --        $   --         $  --         $ 406,878    $   --
Cost and expenses:
  Cost of goods sold...................       --            --            --            --           329,959        --
  Selling and general..................       --            --            --            --            35,540        --
  Depreciation and amortization........       --            --            --            --             8,596        --
                                              ------    -----------  ------------  -------------  -----------  ------------
    Earnings from operations...........       --            --            --            --            32,783        --
Equity in earnings (loss) of
  subsidiaries.........................        8,129         6,555          (351)        9,318        34,224       (57,875)
Interest income (expense), net.........       --            (6,809)          231            55       (10,587)       --
Other income (expense), net............       --            --               784        (5,298)        4,847        --
                                              ------    -----------  ------------  -------------  -----------  ------------
    Earnings before income taxes and
      extraordinary item...............        8,129          (254)          664         4,075        61,267       (57,875)
Provision (benefit) for income taxes...       --            (2,649)          290        (1,285)        9,763        --
                                              ------    -----------  ------------  -------------  -----------  ------------
    Earnings before extraordinary
      item.............................        8,129         2,395           374         5,360        51,504       (57,875)
Extraordinary item--loss on debt
  refinancing, net of income taxes of
  $1,088...............................       --            --            --            --             1,758        --
                                              ------    -----------  ------------  -------------  -----------  ------------
Net earnings...........................        8,129         2,395           374         5,360        49,746       (57,875)
Dividends on redeemable preference
  shares...............................        3,826        --            --            --            --            --
                                              ------    -----------  ------------  -------------  -----------  ------------
Net earnings available for ordinary
  shareholders.........................    $   4,303     $   2,395    $      374     $   5,360     $  49,746    $  (57,875)
                                              ------    -----------  ------------  -------------  -----------  ------------
                                              ------    -----------  ------------  -------------  -----------  ------------



                                           TOTALS
                                         ----------
Net sales..............................  $  406,878
Cost and expenses:
  Cost of goods sold...................     329,959
  Selling and general..................      35,540
  Depreciation and amortization........       8,596
                                         ----------
    Earnings from operations...........      32,783
Equity in earnings (loss) of
  subsidiaries.........................      --
Interest income (expense), net.........     (17,110)
Other income (expense), net............         333
                                         ----------
    Earnings before income taxes and
      extraordinary item...............      16,006
Provision (benefit) for income taxes...       6,119
                                         ----------
    Earnings before extraordinary
      item.............................       9,887
Extraordinary item--loss on debt
  refinancing, net of income taxes of
  $1,088...............................       1,758
                                         ----------
Net earnings...........................       8,129
Dividends on redeemable preference
  shares...............................       3,826
                                         ----------
Net earnings available for ordinary
  shareholders.........................  $    4,303
                                         ----------
                                         ----------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

7. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                                                 SUCCESSOR AS OF SEPTEMBER 27, 1997
                                        -------------------------------------------------------------------------------------
                                                         CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                                       -------------------------------------------

                                                                                        EURAMAX
                                           EURAMAX       AMERIMAX        EURAMAX       EUROPEAN
                                        INTERNATIONAL    HOLDINGS,      EUROPEAN       HOLDINGS,       NON-
                                             PLC           INC.       HOLDINGS PLC       B.V.        GUARANTOR
                                          (PARENT)      (GUARANTOR)   (CO-OBLIGOR)   (CO-OBLIGOR)   SUBSIDIARIES ELIMINATIONS
                                        -------------  -------------  -------------  -------------  -----------  ------------

                                                           ASSETS
Current assets:
  Cash and cash equivalents...........    $     124      $  --          $  --          $  --         $   9,326    $   --
  Accounts receivable, net............       --             --             --             --            95,240        --
  Inventories.........................       --             --             --             --            88,134          (315)
  Other current assets................       --             --             --             --             3,578        --
                                        -------------  -------------  -------------  -------------  -----------  ------------
    Total current assets..............          124         --             --             --           196,278          (315)
Property, plant and equipment, net....       --             --             --             --           107,699        --
Amounts due from parent/affiliates....       70,309         72,189         38,315         36,899        86,014      (303,726)
Goodwill..............................       --             --             --             --            82,630        --
Investment in consolidated
  subsidiaries........................       42,819         25,102            759         14,381       336,946      (420,007)
Deferred income taxes.................       --              1,398         --             --             9,661
Other assets..........................        2,129         --                843            969        12,681        --
                                        -------------  -------------  -------------  -------------  -----------  ------------
                                          $ 115,381      $  98,689      $  39,917      $  52,249     $ 831,909    $ (724,048)
                                        -------------  -------------  -------------  -------------  -----------  ------------
                                        -------------  -------------  -------------  -------------  -----------  ------------

                                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................    $  --          $  --          $  --          $  --         $  52,300    $   --
  Accrued expenses....................        2,010            943          1,379          1,196        33,593        --
  Current maturities of long-term
    debt..............................       --             --             --             --             3,144        --
                                        -------------  -------------  -------------  -------------  -----------  ------------
    Total current liabilities.........        2,010            943          1,379          1,196        89,037        --
Long-term debt, less current
  maturities..........................       70,605         --             27,179         37,216       118,869        --
Amounts due to parent/affiliates......       --             78,954          3,148          1,256       220,683      (304,041)
Other liabilities.....................       --             --             --             --             6,901        --
Deferred income taxes.................       --             --             --               (997)       16,993        --
                                        -------------  -------------  -------------  -------------  -----------  ------------
    Total liabilities.................       72,615         79,897         31,706         38,671       452,483      (304,041)
                                        -------------  -------------  -------------  -------------  -----------  ------------
Commitments and contingencies.........       --             --             --             --            --            --
                                        -------------  -------------  -------------  -------------  -----------  ------------
Redeemable preference shares..........       39,017         --             --             --            --            --
                                        -------------  -------------  -------------  -------------  -----------  ------------
Ordinary shareholders' equity:
  Ordinary shares.....................        1,000         --                 78             23        21,276       (21,377)
  Paid-in capital.....................       --             17,000          6,922          9,077       457,279      (490,278)
  Retained earnings...................        4,118          1,792            860          6,198        62,762       (71,612)
  Dividends declared..................       --             --             --             --          (141,600)      141,600
  Cumulative foreign translation
    adjustment........................       (1,369)        --                351         (1,720)      (20,291)       21,660
                                        -------------  -------------  -------------  -------------  -----------  ------------
    Total ordinary shareholders'
      equity..........................        3,749         18,792          8,211         13,578       379,426      (420,007)
                                        -------------  -------------  -------------  -------------  -----------  ------------
                                          $ 115,381      $  98,689      $  39,917      $  52,249     $ 831,909    $ (724,048)
                                        -------------  -------------  -------------  -------------  -----------  ------------
                                        -------------  -------------  -------------  -------------  -----------  ------------



                                        CONSOLIDATED
                                           TOTALS
                                        ------------

Current assets:
  Cash and cash equivalents...........   $    9,450
  Accounts receivable, net............       95,240
  Inventories.........................       87,819
  Other current assets................        3,578
                                        ------------
    Total current assets..............      196,087
Property, plant and equipment, net....      107,699
Amounts due from parent/affiliates....       --
Goodwill..............................       82,630
Investment in consolidated
  subsidiaries........................       --
Deferred income taxes.................       11,059
Other assets..........................       16,622
                                        ------------
                                         $  414,097
                                        ------------
                                        ------------

Current liabilities:
  Accounts payable....................   $   52,300
  Accrued expenses....................       39,121
  Current maturities of long-term
    debt..............................        3,144
                                        ------------
    Total current liabilities.........       94,565
Long-term debt, less current
  maturities..........................      253,869
Amounts due to parent/affiliates......       --
Other liabilities.....................        6,901
Deferred income taxes.................       15,996
                                        ------------
    Total liabilities.................      371,331
                                        ------------
Commitments and contingencies.........
                                        ------------
Redeemable preference shares..........       39,017
                                        ------------
Ordinary shareholders' equity:
  Ordinary shares.....................        1,000
  Paid-in capital.....................       --
  Retained earnings...................        4,118
  Dividends declared..................       --
  Cumulative foreign translation
    adjustment........................       (1,369)
                                        ------------
    Total ordinary shareholders'
      equity..........................        3,749
                                        ------------
                                         $  414,097
                                        ------------
                                        ------------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

7. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED)

                                                                SUCCESSOR AS OF DECEMBER 27, 1996
                                       -----------------------------------------------------------------------------------
                                                       CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                                      -----------------------------------------

                                                                                     EURAMAX
                                          EURAMAX      AMERIMAX       EURAMAX       EUROPEAN
                                       INTERNATIONAL   HOLDINGS,     EUROPEAN       HOLDINGS,       NON-
                                            PLC          INC.      HOLDINGS PLC       B.V.        GUARANTOR
                                         (PARENT)     (GUARANTOR)  (CO-OBLIGOR)   (CO-OBLIGOR)   SUBSIDIARIES ELIMINATIONS
                                       -------------  -----------  -------------  -------------  -----------  ------------

                                                          ASSETS
Current assets:
  Cash and cash equivalents..........    $     124     $  --         $  --          $  --         $  12,392    $   --
  Accounts receivable, net...........       --            --            --             --            60,767        --
  Inventories........................       --            --            --             --            87,235        --
  Other current assets...............       --            --            --             --             2,833        --
                                       -------------  -----------  -------------  -------------  -----------  ------------
    Total current assets.............          124        --            --             --           163,227        --
Property, plant and equipment, net...       --            --            --             --           107,338        --
Amounts due from parent/affiliates...       74,765        --            --              3,358        34,074      (112,197)
Goodwill.............................       --            --            --             --            40,926        --
Investment in consolidated
  subsidiaries.......................       37,416       142,743        33,205         37,026       382,113      (632,503)
Other assets.........................        7,561         3,476           853          1,102         2,686        --
                                       -------------  -----------  -------------  -------------  -----------  ------------
                                         $ 119,866     $ 146,219     $  34,058      $  41,486     $ 730,364    $ (744,700)
                                       -------------  -----------  -------------  -------------  -----------  ------------
                                       -------------  -----------  -------------  -------------  -----------  ------------

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................    $  --         $  --         $  --          $  --         $  38,221    $   --
  Accrued expenses...................        2,302          (710)          441            570        22,908        --
  Current maturities of long-term
    debt.............................       --            --            --             --             2,000        --
                                       -------------  -----------  -------------  -------------  -----------  ------------
    Total current liabilities........        2,302          (710)          441            570        63,129        --
Long-term debt, less current
  maturities.........................       80,200        25,000        23,900         30,900        49,740        --
Amounts due to parent/affiliates.....       --           105,532           884         --             5,781      (112,197)
Other liabilities....................       --            --            --             --             4,722        --
Deferred income taxes................       --            --            --             --             9,735        --
                                       -------------  -----------  -------------  -------------  -----------  ------------
    Total liabilities................       82,502       129,822        25,225         31,470       133,107      (112,197)
                                       -------------  -----------  -------------  -------------  -----------  ------------
Commitments and contingencies........       --            --            --             --            --            --
                                       -------------  -----------  -------------  -------------  -----------  ------------
Redeemable preference shares.........       35,191        --            --             --            --            --
                                       -------------  -----------  -------------  -------------  -----------  ------------
Ordinary shareholders' equity:
  Ordinary shares....................        1,000        --                78             23        16,366       (16,467)
  Paid-in capital....................       --            17,000         6,922          9,077       565,653      (598,652)
  Retained earnings (deficit)........         (185)         (603)          486            838        13,016       (13,737)
  Cumulative foreign translation
    adjustment.......................        1,358        --             1,347             78         2,222        (3,647)
                                       -------------  -----------  -------------  -------------  -----------  ------------
    Total ordinary shareholders'
      equity.........................        2,173        16,397         8,833         10,016       597,257      (632,503)
                                       -------------  -----------  -------------  -------------  -----------  ------------
                                         $ 119,866     $ 146,219     $  34,058      $  41,486     $ 730,364    $ (744,700)
                                       -------------  -----------  -------------  -------------  -----------  ------------
                                       -------------  -----------  -------------  -------------  -----------  ------------



                                       CONSOLIDATED
                                          TOTALS
                                       ------------

Current assets:
  Cash and cash equivalents..........   $   12,516
  Accounts receivable, net...........       60,767
  Inventories........................       87,235
  Other current assets...............        2,833
                                       ------------
    Total current assets.............      163,351
Property, plant and equipment, net...      107,338
Amounts due from parent/affiliates...       --
Goodwill.............................       40,926
Investment in consolidated
  subsidiaries.......................       --
Other assets.........................       15,678
                                       ------------
                                        $  327,293
                                       ------------
                                       ------------

Current liabilities:
  Accounts payable...................   $   38,221
  Accrued expenses...................       25,511
  Current maturities of long-term
    debt.............................        2,000
                                       ------------
    Total current liabilities........       65,732
Long-term debt, less current
  maturities.........................      209,740
Amounts due to parent/affiliates.....       --
Other liabilities....................        4,722
Deferred income taxes................        9,735
                                       ------------
    Total liabilities................      289,929
                                       ------------
Commitments and contingencies........       --
                                       ------------
Redeemable preference shares.........       35,191
                                       ------------
Ordinary shareholders' equity:
  Ordinary shares....................        1,000
  Paid-in capital....................       --
  Retained earnings (deficit)........         (185)
  Cumulative foreign translation
    adjustment.......................        1,358
                                       ------------
    Total ordinary shareholders'
      equity.........................        2,173
                                       ------------
                                        $  327,293
                                       ------------
                                       ------------

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company employed the purchase method of accounting for the Acquisition completed in September, 1996. As a result of the required purchase accounting adjustments, the post-Acquisition financial statements for the period from September 25, 1996 to September 27, 1997 ("Successor") are not comparable in all respects to the financial statements for the periods prior to the Acquisition ("Predecessor").

RESULTS OF OPERATIONS

The following table sets forth the Company's Statement of Earnings Data expressed as a percentage of net sales:

                                                                                         QUARTER ENDED
                                                                            ----------------------------------------
                                                                            SEPTEMBER 27, 1997   SEPTEMBER 25, 1996
                                                                            -------------------  -------------------
STATEMENT OF EARNINGS DATA:
Net sales.................................................................           100.0%               100.0%

Costs and expenses:
  Cost of goods sold......................................................            82.8                 83.0
  Selling and general.....................................................             8.4                  9.0
  Depreciation and amortization...........................................             2.1                  1.8
                                                                                     -----                -----
  Earnings from operations................................................             6.7                  6.2
Interest expense, net.....................................................             3.8                  0.0
Other income (expense), net...............................................             0.3                 (0.1)
                                                                                     -----                -----
  Earnings before income taxes and extraordinary item.....................             3.2                  6.1
Provision for income taxes................................................             1.5                  2.4
                                                                                     -----                -----
  Earnings before extraordinary item......................................             1.7                  3.7
Extraordinary item--loss on debt refinancing, net of income taxes.........             1.1               --
                                                                                     -----                -----
Net earnings..............................................................             0.6%                 3.7%
                                                                                     -----                -----
                                                                                     -----                -----

QUARTER ENDED SEPTEMBER 27, 1997 AS COMPARED TO QUARTER ENDED SEPTEMBER 25, 1996

NET SALES. Net sales increased 25.6% to $155.7 million for the quarter ended September 27, 1997, from $124.0 million for the quarter ended September 25, 1996. Approximately $28.9 million of this increase is attributable to net sales of Fabral, which was acquired by the Company on July 17, 1997 (see Acquisitions in Notes to Condensed Consolidated Financial Statements). Excluding Fabral, net sales increased 2.3% or $2.8 million. Increases in shipments, attributable to aluminum product shipments to OEM markets in Europe and metal raincarrying systems shipped to home center customers in North America, combined to increase net sales in 1997 by approximately $10.5 million. In addition, net sales increased approximately $6.9 million for sales attributable to JTJ Laminating, Inc., acquired by the Company on March 28, 1997 (see Liquidity and Capital Resources). These increases were partially offset by (i) weakening of the Dutch Guilder and French Franc compared to the U.S. Dollar, which reduced net sales approximately $3.7 million and $1.0 million, respectively, (ii) $9.3 million decline in sales attributable to divested subsidiaries (see Liquidity and Capital Resources) and (iii) other individually insignificant occurrences. Net sales in the U.S. increased 35.1% to $110.4 million for the quarter ended September 27, 1997, from $81.7 million for the quarter ended September 25, 1996. Net sales in Europe increased 7.1% to $45.3 million for the quarter ended September 27, 1997, from $42.3 million for the quarter ended September 25, 1996.

COST OF GOODS SOLD. Cost of goods sold, as a percentage of net sales, decreased 0.3% for the three months ended September 27, 1997, from 83.0% in 1996 to 82.8% in 1997. This decrease is primarily attributable to (i) lower raw material prices, (ii) sales of a greater percentage of higher margin aluminum products, particularly in Europe, and (iii) an overall improvement in gross margin attributable to higher sales volume.

SELLING AND GENERAL EXPENSES. Selling and general expenses as a percentage of net sales, decreased 0.6% for the quarter ended September 27, 1997, from 9.0% in 1996 to 8.4% in 1997. This decrease is primarily attributable to Fabral which had lower selling and general expenses, as a percentage of net sales, than the Company prior to the Fabral acquisition (see Acquisitions in Notes to Condensed Consolidated Financial Statements).

DEPRECIATION AND AMORTIZATION. Depreciation and amortization, as a percentage of net sales, increased 0.3% for the quarter ended September 27, 1997, from 1.8% in 1996 to 2.1% in 1997. This increase was primarily attributable to depreciation and amortization arising from the Fabral acquisition.

EARNINGS FROM OPERATIONS. For reasons stated above, earnings from operations in the U.S. increased from $4.4 million in the third quarter of 1996 to $7.8 million in the third quarter of 1997. Earnings from operations in Europe decreased to $2.8 million for the three months ended September 27, 1997 from $3.4 million for the three months ended September 25, 1996.

INTEREST EXPENSE, NET. Net interest expense in the three months ended September 27, 1997 increased substantially to $5.9 million from a level of $25,000 in income for the three months ended September 25, 1996. This increase was due primarily to interest on acquisition borrowings.

OTHER EXPENSES, NET. The Company enters into currency swaps with major banking institutions to reduce the impact of interest rate and exchange rate fluctuations with respect to debt payments made in foreign currency denominations. Currency swaps involve exchanges of interest payments and principal amounts at maturity in differing currencies. Other expenses for the quarter ended September 27, 1997 included a net unrealized gain of approximately $300,000 on foreign exchange movements in the UK and a net unrealized loss of approximately $200,000 in the Netherlands. Remaining income (expense) was not significant for the quarters ended September 27, 1997 and September 25, 1996.

PROVISION FOR INCOME TAXES. The effective rate for the provision for income taxes increased from 39.3% to 46.5% for the three months ended September 25, 1996, and September 27, 1997, respectively. This increase was due primarily to finalization of the Acquisition purchase price allocation as of September 27, 1997. The effective rate also increased due to higher earnings in the U.S. which are subjected to slightly higher income tax rates than in the European countries.

EXTRAORDINARY ITEM. The quarter included a loss of approximately $1.8 million, net of income taxes of $1.1 million, for the write-off of deferred financing costs in connection with the extinguishment of debt related to the amendment and restatement of the Company's Credit Agreement to, among other items, provide available borrowings for the Fabral acquisition (see Extraordinary Item in Notes to Condensed Consolidated Financial Statements).

The following table sets forth the Company's Statement of Earnings Data expressed as a percentage of net sales:

                                                                                       NINE MONTHS ENDED
                                                                            ----------------------------------------
                                                                            SEPTEMBER 27, 1997   SEPTEMBER 25, 1996
                                                                            -------------------  -------------------
STATEMENT OF EARNINGS DATA:

Net sales.................................................................           100.0%               100.0%
Costs and expenses:
  Cost of goods sold......................................................            81.1                 82.6
  Selling and general.....................................................             8.7                  9.2
  Depreciation and amortization...........................................             2.1                  1.9
                                                                                     -----                -----
  Earnings from operations................................................             8.1                  6.3
Interest expense, net.....................................................             4.2                  0.2
Other income (expense), net...............................................             0.1                 (0.1)
                                                                                     -----                -----
  Earnings before income taxes and extraordinary item.....................             4.0                  6.0
Provision for income taxes................................................             1.5                  2.3
                                                                                     -----                -----
  Earnings before extraordinary item......................................             2.5                  3.7
Extraordinary item--loss on debt refinancing, net of income taxes.........             0.4               --
                                                                                     -----                -----
Net earnings..............................................................             2.1%                 3.7%
                                                                                     -----                -----
                                                                                     -----                -----

NINE MONTHS ENDED SEPTEMBER 27, 1997 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER
  25, 1996

    NET SALES. Net sales increased 12.0% to $406.9 million for the nine months ended September 27, 1997, from $363.3 million for the nine months ended September 25, 1996. Approximately $28.9 million of this increase is attributable to net sales of Fabral which was acquired by the Company on July 17, 1997 (see Acquisitions in Notes to Condensed Consolidated Financial Statements). Increases in aluminum shipments to OEM markets in Europe, raincarrying systems in North America, and an increase in steel shipments (increases in the first quarter steel shipments partially offset by declines realized in the second and third quarters) to producers of manufactured homes combined to increase net sales in 1997 by approximately $26.0 million. In addition, net sales increased approximately $15.5 million for sales attributable to JTJ Laminating, Inc., acquired by the Company on March 28, 1997 (see Liquidity and Capital Resources). Net sales also increased approximately $3.8 million due to the strengthening of the British Pound Sterling compared to the U.S. Dollar. These increases were partially offset by (i) weakening of the Dutch Guilder and French Franc compared to the U.S. Dollar, which reduced net sales approximately $8.5 million and $2.9 million, respectively, (ii) $12.3 million decline in net sales attributable to divested subsidiaries (see Liquidity and Capital Resources), (iii) lower aluminum selling prices precipitated by an approximate 10% reduction in market prices for bare aluminum sheet and (iv) other individually insignificant occurrences. Net sales in the U.S. increased 14.9% to $259.0 million for the nine months ended September 27, 1997, from $225.5 million for the nine months ended September 25, 1996. Net sales in Europe increased 7.3% to $147.9 million for the nine months ended September 27, 1997, from $137.8 million for the nine months ended September 25, 1996.

COST OF GOODS SOLD. Cost of goods sold, as a percentage of net sales, decreased 1.5% for the nine months ended September 27, 1997, from 82.6% in 1996 to 81.1% in 1997. This decrease is primarily attributable to (i) lower raw material prices, (ii) sales of a greater percentage of higher margin aluminum products, particularly in Europe, and (iii) an overall improvement in gross margin attributable to higher sales volume.

SELLING AND GENERAL EXPENSES. Selling and general expenses as a percentage of net sales decreased by 0.5% for the nine months ended September 27, 1997, from 9.2% in 1996 to 8.7% in 1997. This decrease is primarily attributable to Fabral which had lower selling and general expenses, as a percentage of net sales, than the Company prior to the Fabral acquisition (see Acquisitions in Notes to Condensed Consolidated Financial Statements).

DEPRECIATION AND AMORTIZATION. Depreciation and amortization, as a percentage of net sales, increased 0.2% for the nine months ended September 27, 1997, from 1.9% in 1996 to 2.1% in 1997. This increase was primarily attributable to depreciation and amortization arising from the Fabral acquisition.

EARNINGS FROM OPERATIONS. For reasons stated above, earnings from operations in the U.S. increased from $9.6 million for the nine months ended September 25, 1996 to $14.7 million for the nine months ended September 27, 1997. Earnings from operations in Europe increased 36.8% to $18.2 million for the nine months ended September 27, 1997 from $13.3 million for the nine months ended September 25, 1996.

INTEREST EXPENSE, NET. Net interest expense in the nine months ended September 27, 1997 increased substantially to $17.1 million from a level of $622,000 for the nine months ended September 25, 1996. This increase was due primarily to interest on acquisition borrowings.

OTHER EXPENSES, NET. The Company enters into currency swaps with major banking institutions to reduce the impact of interest rate and exchange rate fluctuations with respect to debt payments made in foreign currency denominations. Currency swaps involve exchanges of interest payments and principal amounts at maturity in differing currencies. Other expenses for the nine months ended September 27, 1997 included a net unrealized gain of approximately $300,000 on foreign exchange movements in the UK and a net unrealized loss of approximately $200,000 in the Netherlands. Remaining income (expense) was not significant for the nine months ended September 27, 1997 and September 25, 1996.

PROVISION FOR INCOME TAXES. The effective rate for the provision for income taxes increased from 38.1% to 38.2% for the nine months ended September 25, 1996, and September 27, 1997, respectively. This increase was due to higher earnings attributable to the U.S. operations primarily as a result of the Fabral acquisition. Earnings in the U.S. are subjected to slightly higher income tax rates than in the European countries.

EXTRAORDINARY ITEM The nine month results ending September 27, 1997 included a loss of approximately $1.8 million, net of income taxes of $1.1 million, for the write-off of deferred financing costs in connection with the extinguishment of debt related to the amendment and restatement of the Company's Credit Agreement to, among other items, provide available borrowings for the Fabral acquisition (see Extraordinary Item in Notes to Condensed Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

    LIQUIDITY. The Company's primary liquidity needs arise from debt service on indebtedness incurred in connection with the Acquisition and the funding of capital expenditures. As of September 26, 1997, the Company had outstanding indebtedness for borrowed money of $257.0 million, $39.0 million of Preference Shares and ordinary shareholders' equity of $3.7 million. Included in such indebtedness was approximately $122.0 million under the Credit Agreement, consisting of $64.4 million under the Term Loan and $57.6 million under the Revolving Credit Facility. The undrawn amount of the Revolving Credit Facility at September 26, 1997 was approximately $42.4 million, which was available for working capital and general corporate purposes, subject to borrowing base limitations. As of September 26, 1997, this amount was fully available. The Company's leveraged financial position requires that a substantial portion of the Company's cash flow from operations be used to pay interest on the Notes, principal and interest under the Credit Agreement and other indebtedness. Further, the Company's leveraged position may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes. In addition, the Company's leveraged position may make it more vulnerable to economic downturns and may limit its ability to withstand competitive pressures. The Company believes that cash generated from operations and, subject to borrowing base limitations, borrowings under the Credit Agreement will be adequate to meet its needs for the foreseeable future, although no assurance to that effect can be given.

Principal and interest payments under the Credit Agreement and interest payments on the Notes represent significant liquidity requirements for the Company. With respect to the $64.4 million of Term Loans, the Company must make scheduled quarterly principal payments totaling $0.8 million over the remainder of 1997, $3.9 million in 1998, $7.8 million in 1999, $4.7 million in 2000, $7.0 million in 2001, $12.4 million in 2002 and $15.9 million in 2003, and $11.9 million in 2004. Interest on the Term Loans and the Revolving Credit Facility will bear interest at floating rates.

The Company's primary source of liquidity is funds generated from operations, which will be supplemented by borrowings under the Credit Agreement. Operations provided cash of $20.7 million in the nine months ended September 26, 1997, compared to $20.2 million in the nine months ended September 25, 1996. Lower cash flow due to the decrease in net earnings was more than offset by working capital reductions, net of the effects of the Fabral acquisition. During the quarter ended September 27, 1997, goodwill increased approximately $35.1 million due to the acquisition of Fabral and another $6.3 million for purchase allocation charges as a result of finalization of various asset and liability valuations related to the Fabricated Products acquisition. The deferred tax asset balance at September 27, 1997, included approximately $8.6 million related to a net operating loss carryforward acquired in the Fabral purchase. Based upon historical performance and anticipated future earnings at Fabral, the Company believes that this operating loss carryforward is fully realizable.

On June 2, 1997, the Company sold the assets, along with accounts payable and open purchase orders, related to its Johnson Door Products, Inc. subsidiary for approximately $9.1 million in cash. The sales price was determined by arm's-length negotiations between two unaffiliated parties and was subject to adjustment based upon the aged balance of accounts receivable greater than ninety days on September 20, 1997. Such adjustment was not material to the financial statements.

On June 27, 1997, the Company sold all of the issued and outstanding capital stock of Amerimax Specialty Products, Inc. for approximately $4.2 million, of which $3.7 was in cash and $500,000 in a subordinated promissory note payable in 60 monthly installments of principal and accrued interest, such interest accruing on the unpaid balance at an annual rate of 9.25%. The sales price was determined by arm's-length negotiations between two unaffiliated parties.

On March 28, 1997, the Company's wholly owned subsidiary, Amerimax Building Products, Inc., purchased all of the issued and outstanding capital stock of JTJ Laminating, Inc. ("JTJ") for approximately $1.9 million, along with assumption of outstanding indebtedness of $1.3 million. At the closing date, approximately $2.4 million was paid in cash, of which $1.3 million was to extinguish outstanding indebtedness of JTJ. The remaining purchase price of $800,000 will be paid in various installments over the next ten years. The sales price was determined by arm's-length negotiations between two unaffiliated parties and is subject to further adjustment based upon the change in working capital between September 30, 1996 and March 28, 1997. This estimated adjustment is included in the purchase price reported above, and management does not believe the final adjustment will be significantly different than the estimate.

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

The purchase price, including estimated adjustments for changes in net tangible assets required by the Fabral Purchase Agreement and approximately $2.5 million in acquisition related fees and expenses, was approximately $77.8 million in cash. Further adjustment upon determination of the final net tangible assets is not anticipated to be material. The purchase price was allocated to the assets and liabilities of Fabral based upon their estimated fair market value at the acquisition date under the purchase method of accounting. The Transaction was financed through borrowings ("Additional Borrowings") of approximately $38.0 million of senior secured revolving loans and $40.0 million of senior secured term loans. Such borrowings were available under the Credit Agreement which was amended and restated to increase the Revolving Credit Facility from $85.0 million to $100.0 million and to provide additional term loans of $40.0 million.

CAPITAL EXPENDITURES. The Company's capital expenditures were $5.6 million and $11.5 million in the nine months ended September 26, 1997 and September 25, 1996, respectively. Capital expenditures in 1997 include approximately $2.0 million for improvements to paintlines in Corby, England and Roermond, the Netherlands. Capital expenditures in 1996 include approximately $1.9 million for the construction of a fabrication plant in Helena, Arkansas. The balance of capital expenditures in both periods primarily relate to purchases and upgrades of fabricating equipment, transportation and material moving equipment, and information systems.

WORKING CAPITAL MANAGEMENT. Working capital was $101.5 million as of September 26, 1997 compared to $120.9 million as of September 25, 1996. The Company believes that current levels of working capital represent a liquid source of funds available for future cash flows. The Company believes that further reductions can be achieved upon completion of current information systems projects being undertaken in some of the Company's subsidiaries. The Company believes these systems will offer distinct advantages in monitoring credit, open receivables and inventory levels, while enabling centralized ordering and inventory management. However, there can be no assurance that working capital reductions will be achieved.

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

PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
   27 Financial Data Schedule

(b) Reports on Form 8-K: The Company filed a Form 8-K on August 1, 1997, and a Form 8-K/A on September 26, 1997 reporting the acquisition by the Company of all of the issued and outstanding capital stock of Gentek Holdings, Inc. and its subsidiary Gentek Building Products, Inc.

    (1) Financial Statements of Business Acquired and Pro Forma information filed with Form 8-K on August 1, 1997 or with Form 8-K/A on September 26, 1997.

        (i) The audited Restructured Consolidated Financial Statements of Gentek Holdings, Inc. and its Subsidiary Gentek Building Products, Inc. as of December 31, 1996 and for the three years then ended. The Report on Audit of Statement of Operations and Divisional Equity and Cash Flows for Fabral Building Products Division (an entity comprising selected assets and liabilities of Alcan Aluminum Corporation) for the period January 1, 1994 to December 20, 1994.

            Gentek was incorporated and established as an entity on September 15, 1994. However, operations of Fabral were not acquired from Alcan until December 20, 1994.

        (ii) The unaudited Restructured Condensed Consolidated Balance Sheet of Gentek Holdings, Inc. and its Subsidiary, Gentek Building Products, Inc. as of June 30, 1997 and the unaudited Restructured Condensed Consolidated Statements of Income of Gentek Holdings, Inc. and its Subsidiary, Gentek Building Products, Inc. for the six months ended June 30, 1996 and 1997.

       (iii) Pro Forma Financial Information--The unaudited Pro Forma condensed Combined Balance Sheet of Euramax International plc and Subsidiaries as of June 28, 1997 and the unaudited Pro Forma Condensed Combined Statements of Earnings of Euramax International plc and Subsidiaries for the year ended December 27, 1996 and for the six months ended June 28, 1997, giving effect to the Transaction.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Euramax International plc has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EURAMAX INTERNATIONAL PLC

                               SIGNATURE                                             TITLE
           --------------------------------------------------  --------------------------------------------------

                           /s/ J. DAVID SMITH                  Chief Executive Officer and President
                ---------------------------------------
                             J. David Smith

Dated:                      November 7, 1997
                ---------------------------------------

                                                               V.P. Finance and Administration and Secretary
                          /s/ R. SCOTT VANSANT                   (Principal Financial and Accounting Officer)
                ---------------------------------------
                            R. Scott Vansant

Dated:                      November 7, 1997
                ---------------------------------------