Form 10-K405
period 1997-12-31
EURAMAX INTERNATIONAL PLC
filed 1998-03-13
CIK 1026743

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           for the fiscal year ending December 26, 1997

/ /        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
           1934

Commission File Number: 333-05978

                            ------------------------

                           EURAMAX INTERNATIONAL PLC

             (Exact name of registrant as specified in its charter)

          ENGLAND AND WALES                             98-0166997
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)
    5335 TRIANGLE PKWY SUITE 550,                         30092
          NORCROSS, GEORGIA                             (Zip Code)
   (address of principal executive
               offices)

       Registrant's telephone number, including area code: (770) 449-7066

                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:

         TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH
                                                        REGISTERED
                 None                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                                     None *

                                (Title of Class)

                            ------------------------

*Certain notes issued by the Registrant are traded on the Luxembourg Stock Exchange.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /X/

    As of March 12, 1998, Registrant has outstanding 1,000,000 Ordinary Shares and 34,000,000 Preference Shares. All of these shares were owned by affiliates of the Company.

                               Page 1 of 81 pages
                        Exhibit Index located on page 67

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    NOTE REGARDING PRIVATE SECURITIES LITIGATION REFORM ACT: Statements contained in this Form 10-K that are not historical facts include forward looking statements that are subject to the safe harbor rules created by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-K which address activities, events or developments which Euramax International plc and subsidiaries (the "Company" or "Euramax") expect or anticipate will or may occur in the future, including statements regarding the Company's competitive position, the risks of acquisition of businesses, changes in business strategy or development plans, cyclical demand for the Company's products, the availability and price of aluminum and other raw materials, currency exchange rate fluctuations, the Company's ability to pass on price increases, the impact of environmental laws and regulations, the availability of financing, reliance on key management personnel, ability to manage growth, the Company's expectations regarding the adequacy of current financing arrangements, loss of customers, product demand and market growth, and other statements regarding future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ significantly and materially from past results and from the Company's expectations, including the risk factors discussed in this Form 10-K, Item 1, and Item 7, and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Euramax International plc is a leading international producer of aluminum and steel products with facilities in the U.S., the U.K., The Netherlands and France. Euramax's products include painted sheet and coil, siding, roofing, raincarrying systems, windows, doors and various fabricated trim parts and components. The Company is a leading supplier to several niche markets. The Company believes that in 1997 it sold at least 58% and 70% of the aluminum sidewalls used by recreational vehicle ("RV") manufacturers in the U.S. and Europe, respectively. These estimates are based upon the Company's sales volume of aluminum sidewalls used by RV manufacturers as a percentage of management's estimate of total sales volume for such products. In the same year, the Company sold aluminum and steel gutters and downspouts to more than 35 of the largest 50 home center companies in the U.S. The Company believes that in 1997 it sold at least 85% of all metal Do-It-Yourself raincarrying products sold to U.S. home centers. The Company also believes that it sold at least 55% of the steel siding sold to producers of manufactured housing in the U.S. Net sales for 1997 in the U.S. and Europe were $354.4 million and $202.6 million, respectively.

    Euramax operates downstream of producers of aluminum coil, steel coil and aluminum ingot. These producers supply the Company with aluminum coil, steel coil and aluminum extrusions. The Company sold approximately 157 and 230 million pounds of aluminum and steel, respectively, in 1997. To a lesser extent, the Company also distributes and fabricates products manufactured from vinyl and fiberglass. The Company's products are sold primarily to manufacturers of RV's and manufactured housing, rural building contractors, distributors and home centers.

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

THE TRANSACTIONS

    Pursuant to a purchase agreement (the "Acquisition Agreement") dated June 24, 1996 between the Company and Alumax, on September 25, 1996 (the "Closing Date"), the Company purchased, through its wholly-owned subsidiaries, all of the issued and outstanding capital stock of certain of Alumax's subsidiaries which operated a portion of Alumax's fabricated products business (the "Acquisition"). The purchase price of approximately $252.4 million, including acquisition expenses of $3.9 million and adjustments to give effect to certain items including cash acquired and working capital, was allocated to the assets and liabilities of the Company based upon their fair market value at the date of the Acquisition under the purchase method of accounting.

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

    On July 17, 1997, the Company's wholly owned subsidiary, Amerimax Fabricated Products, Inc. acquired all of the issued and outstanding capital stock of Gentek Holdings, Inc. and its subsidiary Gentek Building Products, Inc. (collectively "Gentek" or "Fabral") (the "Fabral Acquisition") for approximately $76.1 million. The purchase price was financed through additional borrowings under the Credit Agreement which was amended to, among other items, increase borrowings available for the Fabral Acquisition. At the Fabral Acquisition date, Gentek was comprised principally of Fabral, a division of Gentek headquartered in Lancaster, Pennsylvania. Fabral is a manufacturer and distributor of steel and aluminum roofing and wall paneling products specifically for the agricultural, commercial and industrial markets.

BUSINESS STRATEGY

    The Company's strategy is to expand its leadership position as a producer of aluminum and steel products and to further diversify the products, customers and geographic regions in which it operates. To enhance the Company's operations and profitability, the Company expects to continue to pursue a strategy of identifying and acquiring businesses and assets that would enable it to offer complementary products or expand geographic coverage. During 1997, the Company completed two such acquisitions in the U.S., increasing revenues by approximately $76 million. The Company believes that its strategy of expanding market share, broadening the diversity of its businesses and continuing to provide customers with superior products through responsive, efficient and cost effective distribution systems will be an effective means of increasing profitability, while preserving cash flow.

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

    LEADERSHIP IN SEVERAL MARKETS: The Company's leadership in a variety of niche markets has enabled it to maintain consistent operating results. For example, the Company is a leading supplier of aluminum and steel sidewalls and siding to U.S. RV and manufactured housing producers. The Company believes that its 1997 sales of raincarrying systems represent a majority of such products sold to U.S. home centers. Similar leading positions are enjoyed by the Company's roll formed aluminum sheet and coil products sold to RV manufacturers in the U.S. and Europe.

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

    GEOGRAPHIC DIVERSITY: The Company's sales span both the continental U.S. and Europe, with each representing approximately 63.6% and 36.4% of 1997 net sales, respectively. The Company has manufacturing or distribution facilities strategically located in the U.K., The Netherlands, France and all regions of the continental U.S. The Company's geographic diversity of sales limits reliance on any single regional economy in the U.S. or national economy in Europe.

    CUSTOMER DIVERSITY. The Company is diversified by both size and type of customer. Of the Company's more than 5,000 customers, no single customer accounted for more than 5.9% of net sales in 1997. The top ten customers accounted for approximately 24.1% of 1997 net sales and represented five distinct end-use markets. These characteristics minimize the Company's reliance on individual customers or end-use markets.

    DISTRIBUTION CAPABILITY. The Company's manufacturing and distribution network consists of 33 strategically located facilities, of which 28 are located in all regions of the United States, and five are located in Europe. Euramax's network of facilities allows the Company to offer more comprehensive service than its regional competitors and to meet the increasing demands of its customers for short delivery lead times.

MANUFACTURING PROCESSES

    The Company's manufacturing processes employ a variety of equipment and several types of facilities. Management believes that the Company's effective deployment of equipment enables it to manufacture standard and custom products efficiently and economically. The Company has the equipment necessary for manufacturing substantially all of its products in-house and is able to avoid most forms of outsourcing. This capability provides certain marketing and pricing advantages, including the ability to control delivery time and to develop new and customer specific products in an expeditious manner.

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

    The Company's coating and fabrication capabilities are described in more detail as follows:

    COATING (PAINTING): Roll coating is the process of applying a variety of liquid coatings to bare aluminum or steel coil, providing a baked-on finish that is both protective and decorative. Over 125 million pounds of aluminum and over 100 million pounds of steel are roll coated by the Company at its eight roll coating operations annually. The Company has three such coating lines in the U.S. and five in Europe. The Company's roll coating facility in Roermond, The Netherlands is one of only three facilities in the world capable of coating coil up to 100 inches in width. The Roermond line services a variety of expanding markets in which wide coated aluminum is becoming increasingly important. Wide coils provide customers with the opportunity to produce products more economically by reducing labor costs and requiring fewer joints and seams in their manufacturing processes.

    The Company also employs powder coating on a line installed to paint aluminum and steel sheets in the U.K. This line is one of only a few in the world with the ability to paint customized and exotic finishes, allowing unique design possibilities on aluminum and steel sheets. These finishes include textures, patterns and decorative styling which have many different applications. The Company also coats aluminum extrusions on its two European powder spray coating lines, which are located in France and in the U.K.

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

    The Company also utilizes specialized equipment to inject and laminate foam to provide insulation and rigidity to metal panels. Production machinery also includes equipment to bend, notch and cut aluminum and vinyl extrusions required, together with glass, for the assembly of windows and doors.

    In 1995, the Company introduced laminated fiberglass products for use in the RV and transportation markets. The lamination process adheres fiberglass sheet to a wood or other solid substrate that provides rigidity. In March 1997, the Company acquired JTJ Laminating, Inc. to further enhance fiberglass lamination capabilities and laminated product offerings (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources").

PRODUCTS AND CUSTOMERS

    The Company's products are sold to a diverse group of customers operating in a variety of industries. The Company's sales and marketing effort is organized on a decentralized basis to provide required services to its broad customer base in multiple geographic areas (see Note 13 to the Consolidated Financial Statements). Customers include:

    - Original Equipment Manufacturers (OEMs), including RV and commercial panel

    - Home Centers

    - Manufactured Housing Producers

    - Distributors

    - Rural Contractors

    - Home Improvement Contractors

    - Industrial and Architectural Roofing Contractors

    The table below lists the Company's key products, materials used, customers and end-users, and sales regions:

PRODUCTS                                 MATERIALS              CUSTOMERS AND END-USERS           SALES REGIONS
----------------------------------  -------------------  -------------------------------------  -----------------
Specialty Coated Coils (painted     Aluminum, Steel      OEMs, RV Manufacturers, Various        Europe
  aluminum and steel coils)                              Building Panel Manufacturers

Roofing & Siding                    Aluminum, Steel,     OEMs, RV Manufacturers, Manufactured   U.S., Europe
                                    Vinyl, Fiberglass    Housing, Rural Contractors,
                                                         Distributors, Home Improvement
                                                         Contractors

Raincarrying Systems (gutters,      Aluminum, Steel,     Home Centers, Manufactured Housing,    U.S., Canada
  downspouts)                       Vinyl                Rural Contractors, Home Improvement
                                                         Contractors

Soffit (roof overhangs), Fascia     Aluminum, Steel      Home Centers, Manufactured Housing,    U.S.
  (trims), Flashing (roofing                             Rural Contractors, Home Improvement
  valley material)                                       Contractors

Entry Doors                         Aluminum, Steel,     OEMs, RV Manufacturers, Distributors,  Europe
                                    Fiberglass           Home Improvement Contractors (US
                                                         operation sold during 1997)

Windows                             Aluminum, Vinyl      OEMs, RV Manufacturers, Home           U.S., Europe
                                                         Improvement Contractors

ORIGINAL EQUIPMENT MANUFACTURERS ("OEMS") (49.6% OF 1997 AND 1996 NET SALES)

    The Company supplies OEMs such as RV and commercial panel manufacturers. The Company's principal OEM customers are described below.

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

HOME CENTERS (15.4% AND 17.5% OF 1997 AND 1996 NET SALES, RESPECTIVELY)

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

MANUFACTURED HOUSING (9.9% AND 8.3% OF 1997 AND 1996 NET SALES, RESPECTIVELY)

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

DISTRIBUTORS (6.9% AND 11.1% OF 1997 AND 1996 NET SALES, RESPECTIVELY)

    The Company sells to distributors (and stockists--the European equivalent of distributors) which perform as service centers for the next tier of customers in both the U.S. and Europe. A distributor will typically purchase coil which is later broken down or fabricated prior to resale. Residential building products sold through distributors include a wide range of metal roof flashing materials, painted aluminum trim coil, rain gutter, fascia/soffit systems and drip edges.

RURAL CONTRACTORS (11.6% AND 10.2% OF 1997 AND 1996 NET SALES, RESPECTIVELY)

    The Company supplies aluminum and steel roofing and siding products to rural contractors for use in agricultural and rural buildings such as sheds and animal confinement buildings. The Company sells its products to traditional rural contractors, including building supply dealers, building and agricultural cooperatives, and animal confinement integrators. Building suppliers and agricultural cooperatives typically purchase smaller quantities of product at multiple locations whereas contractors and integrators generally purchase large volumes for delivery to one site. The Fabral Acquisition increased substantially the Company's sales to rural contractors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

HOME IMPROVEMENT CONTRACTORS (4.4% AND 3.3% OF 1997 AND 1996 NET SALES,
  RESPECTIVELY)

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

INDUSTRIAL AND ARCHITECTURAL (2.2% OF 1997 NET SALES)

    The Company sells various products to the industrial metal panel industry including standing seam panels, siding, soffits and fascias to the architectural and industrial contractor markets. These products are produced with galvanized steel, aluminum, copper and aluminum-zinc alloy steel.

RAW MATERIALS

    The Company's products are principally manufactured from aluminum coils and extrusions and steel coils. During 1997, approximately 157 million pounds of aluminum products and approximately 230 million pounds of steel were sold. The proportion sold in 1997 by value is $306.5 million of aluminum and $157.0 million of steel. Steel weighs approximately three times as much as the same volume of aluminum. In addition, the Company sold $93.5 million of products manufactured from materials other than aluminum and steel in 1997.

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

    The steel coil used by the Company, light gauge galvanized steel sheet, has a stable price history relative to aluminum and its price fluctuations have been generally passed on to the Company's customers. Aluminum raw material cost increases and decreases can temporarily affect the Company's margins. Supplier price increases, of normal frequency and amount, can be passed on to customers usually within two to four months. Conversely, as aluminum prices decline, corresponding price reductions are typically passed on to customers within the same time frame.

    The Company continually scrutinizes aluminum costs and adjusts its purchasing, inventory and sales programs accordingly. At certain times, the Company adopts a strategy of locking in margins on long-term, higher volume contracts by buying aluminum at a fixed price in an attempt to fix a margin on a specific customer order. At times, high aluminum prices have led customers to use alternative products, including steel, vinyl and fiberglass. The Company believes that its ability to supply certain products manufactured from these alternatives provides it with a competitive advantage over competitors who do not offer these choices.

COMPETITION

    Recent consolidation in the Company's industry has changed the nature of competition in the U.S. Competition in the U.S. RV and manufactured housing market comes primarily from one subsidiary of a large publicly held U.S. building products company. Other competition in this market, and other U.S. markets, comes largely from privately and publicly held companies that are generally smaller than the Company. In Europe, competitors of the Company include three to four integrated companies in the specialty coil-coating business. Other smaller companies compete with the Company in the building and construction, RV and transportation markets in Europe, both on a regional basis and some on a pan-European basis.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

    The Company's manufacturing facilities are subject to a range of federal, state, local and foreign environmental and occupational health and safety laws, including those which relate to air emissions, wastewater discharges, the handling and disposal of solid and hazardous waste, and the remediation of contamination associated with the current and historic use of hazardous substances or materials (collectively, "Environmental Laws"). If a release of hazardous substances or materials occurs on or from the Company's properties or any offsite disposal location used by the Company, or if contamination from prior activities is discovered at any of the Company's properties, the Company may be held liable for the costs of remediation (including any response costs), natural resource damages and associated transaction costs. While the amount of such liability could be material, the Company devotes resources to ensuring that its current operations are conducted in a manner intended to reduce such risks.

    Based upon an environmental review conducted by outside consultants in connection with the Acquisition and assuming compliance by Alumax with its indemnification obligations under the Acquisition Agreement, the Company believes that it is currently in compliance with, and not subject to liability under, Environmental Laws except where such noncompliance or liability would not reasonably be expected to have a material adverse effect on the consolidated financial position or results of operations of the Company and its subsidiaries taken as a whole. Pursuant to the terms of the Acquisition Agreement, Alumax has agreed to correct and to bear substantially all costs with respect to certain identified conditions of potential noncompliance and liability under Environmental Laws, none of which costs is currently believed to be material. Alumax's indemnification obligations under the Acquisition Agreement are not subject to an aggregate dollar limitation with respect to specifically identified environmental matters. However, with respect to all other environmental matters, Alumax's obligations are limited to $125.0 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operation-- Environmental Matters."

EMPLOYEES

    As of December 26, 1997, the Company employed 2,149 people of which 821 were employed in Europe and 1,328 were employed in the United States. Of these 2,149 employees, 33% were salaried and 67% were hourly employees. Manufacturing employees at six of the Company's manufacturing facilities are covered by collective bargaining agreements. The Company and its subsidiaries are not party to any pending labor proceedings and believe that employee relations are satisfactory.

                                  RISK FACTORS

SUBSTANTIAL LEVERAGE

    The Company incurred significant debt in connection with the Acquisition and the Fabral Acquisition. As of December 26, 1997, the Company had outstanding indebtedness of $244.2 million, $40.4 million of Preference Shares (as defined) and $3.5 million of ordinary shareholders' equity. For the year ended December 26, 1997, the Company's ratio of earnings to fixed charges was 1.70 to 1. The Company's leveraged financial position poses substantial consequences to holders of the subordinated notes, including the risks that: (i) a substantial portion of the Company's cash flow from operations is dedicated to the payment of interest on the subordinated notes and the payment of principal and interest under the Credit Agreement and other indebtedness; (ii) the Company's leveraged position may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, including acquisitions; and (iii) the Company's highly leveraged financial position may make it more vulnerable to economic downturns and may limit its ability to withstand competitive pressures. The Company believes that, based on its current level of operations, it will have sufficient capital to carry on its business and will be able to meet its scheduled debt service requirements. However, there can be no assurance that the future cash flow of the Company will be sufficient to meet the Company's obligations and commitments. In addition, the Credit Agreement contemplates that all borrowings thereunder will become due prior to 2004. If the Company is unable to generate sufficient cash flow from operations in the future to service its indebtedness and to meet its other commitments, the Company will be required to adopt one or more alternatives, such as refinancing or restructuring its indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. There can be no assurance that any of these actions could be effected on a timely basis or on satisfactory terms or that these actions would enable the Company to continue to satisfy its capital requirements. In addition, the terms of existing or future debt agreements, including the Credit Agreement and related indenture, may prohibit the Company from adopting any of these alternatives. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

SUBORDINATION OF NOTES; HOLDING COMPANY STRUCTURE

    The subordinated notes and a related guarantee (the "Guarantee") given by Amerimax Holdings, Inc., the U.S. holding company subsidiary of Euramax, are contractually subordinated to all Senior Debt including all obligations under the Credit Agreement. In the event of a circumstance in which the contractual subordination provisions apply, holders of the subordinated notes will not be entitled to receive, and will have an obligation to pay over to holders of Senior Debt, any payments they may receive in respect of such notes, including any payments received in respect of any Claims (as defined in the related indenture). At December 26, 1997, the aggregate amount of consolidated indebtedness and other liabilities which the notes are effectively subordinated to is approximately $218.9 million, of which approximately $109.2 million is outstanding under the Credit Agreement. The indebtedness under the Credit Agreement will become due prior to the time the principal obligations under the Notes become due. The issuers of the subordinated notes, which are the Company and two of its subsidiaries, Euramax European Holdings plc and Euramax European Holdings, B.V. (the "Issuer") and the guarantor, Amerimax Holdings, Inc. (the "Guarantor"), are holding companies and do not have any independent operations. Accordingly, the notes and the Guarantee are structurally subordinated to all existing and future indebtedness of the subsidiaries of the Issuers and the Guarantor, through which the Company's operations are conducted, including obligations under the Credit Agreement. Subject to certain limitations, the Indenture will permit the Issuers and their subsidiaries to incur additional indebtedness. See "The Transactions." The holders of any indebtedness of the Issuers' subsidiaries are entitled to payment of their indebtedness from the assets of such subsidiaries prior to the holders of any general unsecured obligations of the Issuers, including the Notes. In addition, substantially all of the assets of the Company and its subsidiaries are or may in the future be pledged to secure other indebtedness of the Company.

RESTRICTIONS IMPOSED BY THE CREDIT AGREEMENT AND THE INDENTURE

    The Credit Agreement requires the Company to maintain specified financial ratios and meet certain financial tests, among other obligations, including a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio, a minimum EBITDA requirement and maximum amounts of capital expenditures. In addition, the Credit Agreement restricts, among other things, the Issuers' ability to incur additional indebtedness and make acquisitions. A failure to comply with the restrictions contained in the Credit Agreement could lead to an event of default thereunder which could result in an acceleration of such indebtedness. Such an acceleration would constitute an event of default under the Indenture relating to the Notes. In addition, the Indenture restricts, among other things, the Company's ability to incur additional indebtedness, sell assets, make certain payments and dividends or merge or consolidate. A failure to comply with the restrictions in the Indenture could result in an event of default under the Indenture.

ACQUISITION STRATEGY

    The Company has engaged in and continues to engage in evaluations of and discussions with potential acquisition candidates. Any such transaction(s) have been and may be in the future financed by the incurring of additional indebtedness which could be material. See "Risk Factors--Substantial Leverage." Any such transaction(s) would be subject to negotiations of definitive agreements, satisfactory financing arrangements (including compliance with the limitations on issuance of indebtedness in the Indenture and in the Credit Agreement) and applicable governmental approvals and consents. There can be no assurance that any additional acquisitions will be completed or that such acquired entities or assets will be successfully integrated into the Company's operations, or will be able to operate profitably.

RISK OF CURRENCY EXCHANGE RATE FLUCTUATIONS AND INTERNATIONAL MANUFACTURING

    In 1997, approximately 36% of the Company's net sales were made outside the United States. The U.S. dollar value of the Company's sales varies with currency exchange rate fluctuations. Changes in currency exchange rates could have an adverse effect on the Company's results of operations and its ability to meet interest and principal obligations on the Notes. International manufacturing and sales are subject to risks including labor unrest, potentially high costs of terminating labor contracts, restrictions on transfers of funds, export duties and quotas, domestic and international customs and tariffs, unexpected changes in regulatory environments, difficulty in obtaining distribution and support, potentially adverse tax consequences and changes in effective tax rates. There can be no assurance that any of the foregoing factors will not have a material adverse effect on the Company's ability to increase or maintain its international sales or on the Company's results of operations. See "Business."

IMPACT OF ENVIRONMENTAL REGULATION

    The Company's U.S. and European facilities are subject to the requirements of federal, state, local and foreign environmental and occupational health and safety laws and regulations. There can be no assurance that Euramax is at all times in compliance with all such requirements. Euramax has made and will continue to make capital expenditures to comply with environmental requirements. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from Euramax's properties or any offsite disposal location used by Euramax, or if contamination from prior activities is discovered at any of Euramax's properties, Euramax may be held liable for cleanup costs, natural resource damages and associated transaction costs. The amount of such liability could be material. Euramax has been named a party potentially responsible for the costs of investigating and remediating nine waste disposal sites, pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1990. In addition, Euramax is currently engaged in environmental remediation or has reason to believe that remediation may be required at three properties currently operated by the Company. See "Business-- Environmental, Health and Safety Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental Matters."

DEPENDENCE ON KEY PERSONNEL

    The Company is dependent on the continued services of its senior management team. Although the Company believes it could replace key employees in an orderly fashion should the need arise, the loss of such key personnel could have a material adverse effect on the Company. The Company does not maintain key-person insurance for any of its officers, employees or directors. See "Management--Directors and Key Officers."

COMPETITION

    The markets in which the Company competes are highly competitive. In the United States, competition comes from both large and small publicly held and privately held companies. In Europe, competitors of the Company include three to four integrated companies in the specialty coil coating business. Other smaller companies compete with the Company in the building and construction, RV and transportation markets in Europe, both on a regional basis and some on a pan-European basis. There can be no assurance that the Company will be able to compete effectively in each of its markets in the future. See "Business-- Competition."

CONTROLLING SHAREHOLDERS

    The Investor Group owns 77.7% of the outstanding ordinary shares of the Company and collectively controls the affairs and policies of the Company. Circumstances may occur in which the interests of the Investor Group, as shareholders of the Company, could be in conflict with the interests of the holders of the Notes. In addition, the Investor Group may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of the Notes. See "Security Ownership."

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

RISK OF FRAUDULENT TRANSFER

    Amerimax, as Guarantor, has guaranteed the entire aggregate principal amount of the subordinated notes. Amerimax has issued an intercompany note (the "Intercompany Note") to the Company in the principal amount of approximately $70.6 million. Under applicable provisions of the U.S. Bankruptcy Code or comparable provisions of state fraudulent transfer or conveyance laws, if Amerimax, at the time it issued the Guarantee, (i) incurred such indebtedness with intent to hinder, delay or defraud creditors, or (ii)(a) received less than reasonably equivalent value or fair consideration for incurring such indebtedness and (b)(1) was insolvent at the time of incurrence, (2) was rendered insolvent by reason of such incurrence (and the application of the proceeds thereof), (3) was engaged or was about to engage in a business or transaction for which the assets remaining with the Company constituted unreasonably small capital to carry on its businesses, or (4) intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature, then, in each case, a court of competent jurisdiction could void, in whole or in part, the Notes, or, in the alternative, subordinate the Guarantee to existing and future indebtedness of Amerimax. To the extent that the Guarantee and/or the Intercompany Note were determined to be a fraudulent conveyance or held unenforceable for any reason, the holders of the Notes would cease to have a claim, or would have a limited claim, in respect to Amerimax. In such event, the claims of the holders of the Notes would be subject to the prior payment of all liabilities of Amerimax. The measure of insolvency for purposes of the foregoing will vary depending upon the law applied in such case. Generally, however, Amerimax would be considered insolvent if the sum of its debts, including contingent liabilities, was greater than all of its assets at fair valuation or if the present fair saleable value of its assets was less than the amount that would be required to pay the probable liability on its existing debts, including contingent liabilities, as they become absolute and matured.

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

ITEM 2. PROPERTIES

    The Company's principal business office and headquarters are located in Corby, England, with executive offices located in Norcross (Atlanta), Georgia. The principal facilities of the Company as of December 26, 1997 are listed below:

FACILITY                                                               FUNCTION                         SQUARE FEET
-----------------------------------------------  -----------------------------------------------------  -----------
U.S
  Anaheim, CA                                    Manufacturing                  (Leased)                    15,000
  Bedford Park, IL                               Manufacturing                  (Leased)                    70,000
  Bloomsburg, PA                                 Manufacturing                  (Leased)                    96,000
  Bristol, IN                                    Manufacturing                  (Owned)                    110,115
  Bristol, IN                                    Office                         (Leased)                     3,454
  Cedar City, UT                                 Manufacturing                  (Leased)                    38,000
  Dallas, TX                                     Office                         (Leased)                    12,230
  Elkhart, IN                                    Manufacturing                  (Leased)                    60,000
  Elkhart, IN                                    Manufacturing                  (Leased)                    65,000
  Grand Prairie, TX                              Manufacturing                  (Leased)                    45,281
  Gridley, IL                                    Manufacturing                  (Owned)                     93,200
  Idabel, OK                                     Manufacturing                  (Owned)                     37,440
  Jackson, GA                                    Manufacturing                  (Owned)                     69,450
  Lancaster, PA                                  Manufacturing                  (Owned)                    220,000
  Lancaster, PA                                  Office and Manufacturing       (Owned)                    126,083
  Loveland, CO                                   Manufacturing                  (Leased)                    51,362
  Mansfield, TX                                  Manufacturing                  (Owned)                     55,280
  Marshfield, Wl                                 Manufacturing                  (Owned)                     28,200
  McPherson, KS                                  Manufacturing                  (Owned)                     35,000
  Mesa, AZ                                       Manufacturing                  (Leased)                    30,200
  Moulton, AL                                    Manufacturing                  (Owned)                     39,152
  Norcross, GA                                   Executive Offices              (Leased)                     3,627
  Rathdrum, ID                                   Manufacturing                  (Leased)                    26,190
  Reidsville, NC                                 Manufacturing                  (Leased)                    62,575
  Romoland, CA                                   Manufacturing                  (Owned)                     65,500
  Sacramento, CA                                 Manufacturing                  (Leased)                    40,800
  Stayton, OR                                    Manufacturing                  (Leased)                    35,733
  Tifton, GA                                     Manufacturing                  (Leased)                    55,600
  Tucker, GA                                     Manufacturing                  (Leased)                    35,000
  West Sacramento, CA                            Manufacturing                  (Leased)                    70,000
  West Helena, AR                                Manufacturing                  (Owned)                    230,000
EUROPE
  Corby, England                                 Office and Manufacturing       (Owned)                    171,000
  Pudsey, England                                Manufacturing                  (Owned & Leased)           211,200
  Andrezieux-Boutheon, France                    Manufacturing                  (Owned)                     69,968
  Montreuil-Bellay, France                       Manufacturing                  (Owned)                    178,663
  Roermond, The Netherlands                      Manufacturing                  (Owned)                    208,216

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no items submitted for vote of Security Holders in the quarter ended December 26, 1997.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

    The Company has issued notes that were registered under the Securities Act of 1933 in March, 1997. There is no established public trading market for any class of common ("ordinary") or preferred ("preference") equity of the Company. As of December 26, 1997 there are 20 holders of record of the Company's ordinary shares.

    In connection with the Transactions, the Company issued the equivalent of 34,000,000 shares of redeemable preference shares. The preference shares accrue fixed, cumulative dividends of 14% per annum compounded quarterly. These preference shares are more fully described in Note 6 to the Financial Statements.

    During 1997, no securities were issued by the Company.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

    Set forth below are selected historical financial data of the Company as of the dates and for the periods presented. For purposes of this presentation, all predecessor financial data represents such data for the Company when it was a division of Alumax. The selected historical financial data as of and for each of the three years in the period ended December 31, 1995, and the nine months ended September 25, 1996, the three months ended December 27, 1996, and the year ended December 26, 1997, were derived from the audited Financial Statements of the Company. Due to required adjustments to record the Acquisition under the purchase method of accounting, the consolidated financial and other data for the period subsequent to the acquisition (the "Successor" periods) are not comparable to such data for the periods prior to the acquisition (the "Predecessor" periods). The combined results of operations for the year ended December 27, 1996 represent the mathematical addition of the historical amounts for the Predecessor period (January 1, 1996 through September 25, 1996) and the Successor period (September 26, 1996 through December 27, 1996) and are not indicative of the results that would actually have been obtained if the Acquisition had occurred on December 31, 1995. The information contained in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and accompanying notes thereto included herein.

                                          PREDECESSOR                      SUCCESSOR
                         ----------------------------------------------  -------------    COMBINED       SUCCESSOR
                                                              NINE           THREE      -------------  -------------
                                                             MONTHS         MONTHS          YEAR           YEAR
                             YEAR ENDED DECEMBER 31,          ENDED          ENDED          ENDED          ENDED
   THOUSANDS OF U.S.     -------------------------------  SEPTEMBER 25,  DECEMBER 27,   DECEMBER 27,   DECEMBER 26,
        DOLLARS            1993       1994       1995         1996           1996           1996           1997
                         ---------  ---------  ---------  -------------  -------------  -------------  -------------
STATEMENT OF EARNINGS
  DATA:
Net sales..............  $ 385,487  $ 446,572  $ 483,462    $ 363,308      $ 125,529      $ 488,837      $ 557,014(2)
                         ---------  ---------  ---------  -------------  -------------  -------------  -------------
Costs and expenses:
    Cost of goods
      sold.............    316,841    366,717    399,989      300,185        104,055        404,240        454,180
    Selling and
      general..........     35,336     42,424     41,351       33,286         10,950         44,236         49,239
    Depreciation and
      amortization.....      7,645      7,672      7,980        6,995          2,591          9,586         11,663
                         ---------  ---------  ---------  -------------  -------------  -------------  -------------
                           359,822    416,813    449,320      340,466        117,596        458,062        515,082
                         ---------  ---------  ---------  -------------  -------------  -------------  -------------
    Earnings from
      operations.......     25,665     29,759     34,142       22,842          7,933         30,775         41,932
Interest expense.......     (1,950)    (1,155)    (4,089)        (930)        (6,235)        (7,165)       (24,082)
Interest income........        800        900      1,100          308             48            356            544
Other income
  (expense)............       (348)      (285)       (96)        (298)          (235)          (533)         1,107
                         ---------  ---------  ---------  -------------  -------------  -------------  -------------
    Earnings before
      income taxes.....     24,167     29,219     31,057       21,922          1,511         23,433         19,501
Provision for income
  taxes................      8,708     12,038     11,399        8,342            505          8,847          7,947
                         ---------  ---------  ---------  -------------  -------------  -------------  -------------
Earnings before
  extraordinary item...     15,459     17,181     19,658       13,580          1,006         14,586         11,554
Extraordinary item.....         --         --         --           --             --             --          1,758
                         ---------  ---------  ---------  -------------  -------------  -------------  -------------
    Net earnings.......     15,459     17,181     19,658       13,580          1,006         14,586          9,796
Dividends on redeemable
  preference shares....         --         --         --           --          1,191          1,191          5,191
                         ---------  ---------  ---------  -------------  -------------  -------------  -------------
Net earnings (loss)
  available for
  ordinary
  shareholders.........  $  15,459  $  17,181  $  19,658    $  13,580      $    (185)     $  13,395      $   4,605
                         ---------  ---------  ---------  -------------  -------------  -------------  -------------
                         ---------  ---------  ---------  -------------  -------------  -------------  -------------
OTHER DATA:
Capital expenditures...  $   7,700  $   9,595  $  17,429    $  11,518      $     682      $  12,200      $   7,184
Ratio of earnings to
  fixed charges(1).....      8.76x     13.04x      6.83x       12.63x          1.26x          3.78x          1.70x
BALANCE SHEET DATA (END
  OF PERIOD)
Working capital........  $ 102,707  $ 126,659  $ 127,380    $ 120,940      $  97,619      $  97,619      $  93,013
Total assets...........    196,541    236,771    236,649      335,766        327,293        327,293        397,750
Total long-term debt,
  including current
  maturities...........         --         --         --      235,000        211,740        211,740        244,216
Redeemable preference
  shares...............         --         --         --       34,000         35,191         35,191         40,382
Total ordinary
  shareholders'
  equity...............    110,523    133,786    151,461        1,000          2,173          2,173          3,494

------------------------------

(1) Earnings used in computing the ratio of earnings to fixed charges consist of earnings before income taxes plus fixed charges. Fixed charges consist of interest expense, including amortization of debt issuance costs and the estimated interest component of rent expense.

(2) Net sales for the year ended December 26, 1997 were increased by approximately $76 million from the Fabral and JTJ Laminating acquisitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the "Selected Historical Financial Data" and the Financial Statements of the Company and the accompanying notes thereto included elsewhere herein. Certain risk factors, among others, should be considered carefully in evaluating the Company and its business. These risk factors include the following: (i) Substantial Leverage,
(ii) Customers in Cyclical Industries, (iii) Dependence on Aluminum, (iv) Subordination of Notes, (v) Restrictions imposed by the Credit Agreement and Indenture, (vi) Acquisition Strategy, (vii) Risk of Currency Exchange Rate Fluctuations and International Manufacturing, (viii) Impact of Environmental Regulation, (ix) Dependence on Key Personnel, (x) Competition, (xi) Controlling Shareholders, (xii) Limitations on Change of Control, and (xiii) Risk of Fraudulent Transfer (see "Business--Risk Factors").

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

    Approximately 55% of the Company's 1997 net sales were derived from sales of aluminum products. Unlike other raw materials used by the Company, the cost of aluminum is subject to a high degree of volatility caused by the relationship of world aluminum supply to world aluminum demand. Historically, prices at which the Company sells aluminum products tend to fluctuate with corresponding changes in the prices paid to suppliers for aluminum raw materials. Supplier price increases of normal amount and frequency can generally be passed to customers within two to four months. Accordingly, the Company's reported net sales of aluminum products may fluctuate with little or no change in the volume of aluminum shipments.

STRATEGY

    The Company's strategy is to expand its leadership position as a producer of aluminum and steel products and to further broaden its current diversity of products, customers and geographic regions in which it operates. Since the Company's formation in 1996, Management has pursued a strategy of enhancing the Company's operations and profitability and positioning the Company for future growth. Under this strategy, during 1997, the Company sold two businesses which were not material to operations and which did not serve Management's business strategy. The Company expects to continue to pursue a strategy of identifying and acquiring businesses and assets that would enable it to offer complementary products or expand geographic coverage. During 1997, the Company completed two such acquisitions in the U.S., increasing annual revenues by approximately $76.4 million.

    While the Company's strategy includes identifying and acquiring businesses and assets that would enable it to offer complementary products or expand geographic coverage, there can be no assurance that additional acquisitions will be completed or that, if completed, such acquisitions would improve the overall profitability of the Company (see "Business--Risk Factors--Acquisition Strategy"). Additionally, there can be no assurance that the Company will experience similar general economic conditions or raw material price stability that contributed to improvements in operating results for the year ended December 26, 1997.

    Historically, the Company has not engaged in hedging activities intended to manage risks relating to movements in market prices of steel and aluminum raw materials. However, in connection with the Company's risk-management strategy, the Company has entered into currency swaps with major banking institutions to reduce the impact of exchange rate fluctuations with respect to debt payments made in foreign currency denominations (see Note 2 to Consolidated Financial Statements).

    See Note 1 to the Consolidated Financial Statements included elsewhere herein for a description of the basis of presentation of financial information and the Company's relationship with Alumax, its former parent. Alumax operated in a decentralized manner; therefore, many corporate functions were performed directly by the Company. However, Alumax provided the Company with certain administrative services, including but not limited to tax compliance, treasury services, human resource administration, legal services, and investor relations. The financial statements included elsewhere herein, and other financial information set forth herein, have been presented on a combined basis for periods prior to the Acquisition (the "Predecessor periods"), giving effect to, among other items, corporate expenses which anticipated requirements as a stand-alone company.

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

    Net earnings for the year ended December 26, 1997 totaled $9.8 million as compared to net earnings of $14.6 million and $19.7 million for the years ended December 27, 1996 and December 31, 1995, respectively. The 1997 results reflect significant growth in operating earnings due to raw material price stability, increases in shipments of specialty coated coil in Europe, the Fabral Acquisition, the JTJ Laminating acquisition, and favorable general economic conditions in both the U.S. and Europe. Improvements in operating earnings were offset by increased interest expense from debt incurred in connection with the Acquisition and from the debt incurred for the Fabral Acquisition.

RESULTS OF OPERATIONS

    The following table sets forth the Company's Statement of Earnings Data expressed as a percentage of net sales:

                                          DECEMBER 31,   DECEMBER 27,   DECEMBER 26,
                                              1995           1996           1997
                                          ------------   ------------   ------------
STATEMENT OF EARNINGS DATA:
Net sales...............................     100.0%         100.0%         100.0%
Costs and expenses:
  Cost of goods sold....................      82.7           82.7           81.5
  Selling and general...................       8.5            9.0            8.8
  Depreciation and amortization.........       1.7            2.0            2.1
                                             -----          -----          -----
Earnings from operations................       7.1            6.3            7.6
Interest expense, net...................       0.7            1.4            4.2
Other (income) expense, net.............        --            0.1           (0.2)
                                             -----          -----          -----
  Earnings before income taxes and
    extraordinary item..................       6.4            4.8            3.6
Provision for income taxes..............       2.3            1.8            1.4
                                             -----          -----          -----
  Earnings before extraordinary item....       4.1            3.0            2.2
                                             -----          -----          -----
Extraordinary item--loss on debt
 refinancing, net of income tax benefit
 of $1,088..............................        --             --             .3
                                             -----          -----          -----
Net earnings............................       4.1%           3.0%           1.9%
                                             -----          -----          -----
                                             -----          -----          -----

YEAR ENDED DECEMBER 26, 1997 COMPARED TO THE YEAR ENDED DECEMBER 27, 1996.

    NET SALES. Net sales increased 13.9% to $557.0 million for the year ended December 26, 1997, from $488.8 million for the year ended December 27, 1996. Approximately $59.4 million of this increase is attributable to net sales of Fabral which was acquired by the Company on July 17, 1997 (see Notes to Consolidated Financial Statements). Increases in aluminum shipments to OEM markets in Europe, raincarrying systems in North America, and an increase in steel shipments to producers of manufactured homes combined to increase net sales in 1997 by approximately $32.4 million. In addition, net sales increased approximately $17.0 million for sales attributable to JTJ Laminating, Inc., acquired by the Company on March 28, 1997 (see Liquidity and Capital Resources). Net sales also increased approximately $4.2 million due to the strengthening of the British Pound Sterling compared to the U.S. Dollar. The increases were partially offset by (i) weakening of the Dutch Guilder and French Franc compared to the U.S. Dollar, which reduced net sales approximately $11.5 million and $3.8 million, respectively, (ii) $21.7 million decline in net sales attributable to divested subsidiaries (see Liquidity and Capital Resources), (iii) lower aluminum selling prices precipitated by an approximate 10% reduction in market prices for bare aluminum sheet and (iv) other individually insignificant occurrences. Net sales in the U.S. increased 17.7% to $354.4 million for the year ended December 26, 1997, from $301.0 million for the year ended December 27, 1996. Net sales in Europe increased 7.9% to $202.6 million for the year ended December 26, 1997, from $187.8 million for the year ended December 27, 1996.

    COST OF GOODS SOLD. Cost of goods sold, as a percentage of net sales, decreased 1.2% for the year ended December 26, 1997, from 82.7% in 1996 to 81.5% in 1997. This decrease is primarily attributable to (i) lower raw material prices, (ii) sales of a greater percentage of higher margin aluminum products, particularly in Europe, and (iii) an overall improvement in gross margin attributable to higher sales volume.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses as a percentage of net sales decreased by 0.2% for the year ended December 26, 1997, from 9.0% in 1996 to 8.8% in 1997. This decrease is primarily attributable to the Fabral Acquisition which increased net sales approximately $59.4 million for the year ended December 26, 1997, and which had lower selling and general expenses, as a percentage of net sales, than the Company prior to the acquisition.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization, as a percentage of net sales, increased 0.1% for the year ended December 26, 1997, from 2.0% in 1996 to 2.1% in 1997. This increase was primarily attributable to depreciation and amortization arising from the Transaction and from the Fabral Acquisition.

    EARNINGS FROM OPERATIONS. For reasons stated above, earnings from operations in the U.S. increased 58.0% from $12.2 million for the year ended December 27, 1996 to $19.2 million for the year ended December 26, 1997. Earnings from operations in Europe increased 22.0% from $18.6 million for the year ended December 27, 1996, to $22.7 million for the year ended December 26, 1997.

    INTEREST EXPENSE, NET. Net interest expense for the year ended December 26, 1997, increased substantially to $23.5 million from a level of $6.8 million for the year ended December 27, 1996. This increase was due primarily to a full year's interest as a result of acquisition borrowings.

    OTHER EXPENSES, NET. The Company enters into currency swaps with major banking institutions to reduce the impact of exchange rate fluctuations with respect to debt payments made in foreign currency denominations. Currency swaps involve exchanges of interest payments and principal amounts at maturity in differing currencies. Other expenses for the year ended December 26, 1997, included net transaction gains of approximately $631 and $382 on foreign exchange movements in the UK and the Netherlands, respectively. Remaining income (expense) was not significant for the years ended December 26, 1997 and December 27, 1996.

    PROVISION FOR INCOME TAXES. The effective rate for the provision for income taxes increased from 37.8% to 40.7% for the years ended December 27, 1996, and December 26, 1997, respectively. This increase was due to higher earnings attributable to the U.S. operations and non-deductible amortization resulting from the Fabral acquisition. Earnings in the U.S. are subjected to slightly higher income tax rates than in the European countries and are also subject to state income taxes.

    EXTRAORDINARY ITEM. The results for the year ended December 26, 1997, included a loss of $1.8 million, net of taxes of $1.1 million, for the write-off of deferred financing costs in connection with the amendment and restatement of the Company's Credit Agreement to, among other items, provide available borrowings for the Fabral acquisition (see Extraordinary Item in Notes to Consolidated Financial Statements).

YEAR ENDED DECEMBER 27, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

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

    COST OF GOODS SOLD. Cost of goods sold, as a percentage of net sales, of 82.7% for the year ended December 27, 1996 approximated the 1995 cost of goods sold of 82.7%. The average cost of aluminum in 1996 was 18.6% lower than in 1995. Cost of goods sold for 1996 remained virtually unchanged from 1995. After consideration of non-recurring charges, cost of goods sold decreased from 82.7% to 82.1%. This decrease is attributable to non-recurring charges in 1995 which included $1.9 million paid to the parent company for the difference between intergroup transfer prices and prices paid locally, $900,000 to out-source painting costs while upgrading painting facilities and approximately $400,000 in plant closing costs.

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

LIQUIDITY AND CAPITAL RESOURCES

    LIQUIDITY. The Company's primary liquidity needs arise from debt service on indebtedness incurred in connection with the Acquisition, other acquisitions, and the funding of capital expenditures. As of December 26, 1997, the Company had outstanding indebtedness for borrowed money of $244.2 million, $40.4 million of Preference Shares and ordinary shareholders' equity of $3.5 million. Included in such indebtedness was approximately $109.2 million under the Credit Agreement, consisting of $63.8 million under the Term Loans and $45.4 million under the Revolving Credit Facility. The undrawn amount of the Revolving Credit Facility at December 26, 1997 was approximately $54.6 million, which was available for working capital and general corporate purposes, subject to borrowing base limitations. As of December 26, 1997, this amount was fully available. The Company's leveraged financial position requires that a substantial portion of the Company's cash flow from operations be used to pay interest on the Notes, principal and interest under the Credit Agreement and other indebtedness. Further, the Company's leveraged position may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes. In addition, the Company's leveraged position may make it more vulnerable to economic downturns and may limit its ability to withstand competitive pressures. The Company believes that cash generated from operations and, subject to borrowing base limitations, borrowings under the Credit Agreement will be adequate to meet its needs for the foreseeable future, although no assurance to that effect can be given.

    Principal and interest payments under the Credit Agreement and interest payments on the Notes represent significant liquidity requirements for the Company. With respect to the $63.8 million of Term Loans, the Company must make scheduled principal payments totaling $3.9 million in 1998, $7.8 million in 1999, $4.7 million in 2000, $7.0 million in 2001, $12.5 million in 2002, $15.9 million in 2003, and $12.0 million in 2004. The Term Loans and the Revolving Credit Facility will bear interest at floating rates.

    The Company's primary source of liquidity is funds generated from operations, which is supplemented by borrowings under the Credit Agreement. Operations provided cash of $28.8 million in the year ended December 26, 1997, compared to $48.6 million in the year ended December 27, 1996. Lower cash flow due to the interest expense on the acquisition debt was more than offset by working capital reductions, net of the effects of the Fabral acquisition.

    On March 28, 1997, the Company's wholly owned subsidiary, Amerimax Building Products, Inc., purchased all of the issued and outstanding capital stock of JTJ Laminating, Inc. ("JTJ") for approximately $2.1 million, along with assumption of outstanding indebtedness of $1.3 million. At the closing date, approximately $2.4 million was paid in cash, of which $1.3 million was to extinguish outstanding indebtedness of JTJ. The remaining purchase price of $1.0 million will be paid in various installments over the next ten years.

    On June 2, 1997, the Company sold the assets, along with certain accounts payable, related to its Johnson Door Products, Inc. subsidiary for approximately $9.1 million in cash. On June 27, 1997, the Company sold all of the issued and outstanding capital stock of Amerimax Specialty Products, Inc. for approximately $4.2 million, of which $3.7 million was in cash and $500,000 in a subordinated promissory note payable in 60 monthly installments of principal and accrued interest, such interest accruing on the unpaid balance at an annual rate of 9.25%.

    On July 17, 1997, the Company's wholly owned subsidiary, Amerimax Fabricated Products, Inc., acquired all of the issued and outstanding capital stock of Gentek Holdings, Inc. and its subsidiary Gentek Building Products, Inc. (collectively "Gentek" or "Fabral") pursuant to a purchase agreement (the "Fabral Purchase Agreement"). On July 17, 1997, Gentek was comprised principally of Fabral, a division of Gentek headquartered in Lancaster, Pennsylvania. The purchase price, including approximately $2.5 million in acquisition related fees and expenses, was approximately $76.1 million in cash. The Fabral Acquisition was financed through borrowings of $38.0 million of senior secured revolving loans and $40.0 million of senior secured term loans. Such borrowings were available under the Credit Agreement which was amended and restated to increase the Revolving Credit Facility from $85.0 million to $100.0 million and to provide additional term loans of $40.0 million.

    For the above acquisitions, the purchase price was allocated to the assets and liabilities of the acquired companies based upon their estimated fair market value at the acquisition date under the purchase method of accounting.

    CAPITAL EXPENDITURES. The Company's capital expenditures were $7.2 million and $12.2 million in the years ended December 26, 1997 and December 27, 1996, respectively. Capital expenditures in 1997 include approximately $2.0 million for improvements to paintlines in Corby, England and Roermond, The Netherlands. Capital expenditures in 1996 include approximately $1.9 million for the construction of a fabrication plant in Helena, Arkansas. The balance of capital expenditures in both periods primarily relates to purchases and upgrades of fabricating equipment, transportation and material moving equipment, and information systems.

    WORKING CAPITAL MANAGEMENT. Working capital was $93.0 million as of December 26, 1997 compared to $97.6 million as of December 27, 1996. The Company believes that current levels of working capital represent a liquid source of funds available for future cash needs. The Company believes that further reductions in accounts receivable and inventory can be achieved upon completion of current information systems projects being undertaken in some of the Company's subsidiaries. The Company believes these systems will offer distinct advantages in monitoring credit, open receivables and inventory levels, while enabling centralized ordering and inventory management. However, there can be no assurance that such reductions will be achieved.

IMPACT OF THE YEAR 2000 ISSUE

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the application year in certain computer programs. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    Management is in the process of evaluating the effect of the Year 2000 Issue on the Company. Based on preliminary findings, the total cost of addressing the Year 2000 Issue is not expected to have a material effect on the Company's business, financial condition or results of operations. However, Management is in the process of completing its assessment of the potential impact of the Year 2000 Issue on the Company and the potential exposure of the Company to related problems of its customers and suppliers. There can be no assurance that such exposures or the costs of remediating any problems associated therewith will not materially affect the Company's future business, financial condition or results of operations.

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

EUROPEAN CURRENCY

    The 1992 treaty on European Union provides that, on or before January 1, 1999, and subject to the fulfillment of certain conditions, a new single European currency, to be named the "Euro," will become a currency in its own right, replacing some of the currencies of the fifteen member states of the European Union.

    The Company has begun coordinating the preparations for the Euro, particularly with respect to the Company's European subsidiaries. Preparations include the completion of an analysis to determine the cost of conversion, the economic impact on the Company, and a time schedule for the introduction of the Euro as a house currency for the appropriate subsidiaries. Preparation will also include coordination with customers, suppliers and financial institutions to ensure a smooth transition. The company expects to be able to transact business in the Euro beginning on January 1, 1999.

RECENT ACCOUNTING PRONOUNCEMENTS

    In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, COMPREHENSIVE INCOME:
FINANCIAL STATEMENT PRESENTATION. SFAS 130 provides standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This standard is effective for the Company's fiscal year beginning January 1, 1998. This standard requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with same prominence as other financial statements. Reclassifications of financial statements for earlier periods presented for comparative purposes is required. Management is currently reviewing the provisions of SFAS 130 and does not believe that the Company's financial statements will be materially impacted by the adoption.

    In 1997, the FASB issued SFAS No. 131, SEGMENT DISCLOSURES AND RELATED INFORMATION. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also presents standards for related disclosures about products and services, geographic areas, and major customers. This standard is effective beginning with the Company's 1998 annual financial statements, and prior period disclosures are required to be restated. This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Management is currently reviewing the provisions of SFAS 131.

    In February, 1998, the FASB issued SFAS No. 132, EMPLOYERS' DISCLOSURE ABOUT PENSIONS AND OTHER POST RETIREMENT BENEFITS. SFAS No. 132 standardized the disclosure requirements for pensions and other post retirement benefits to the extent practicable. This standard is effective beginning with the Company's 1998 annual financial statements, and prior period disclosures are required to be restated. Management is currently reviewing the provisions of SFAS 132 and does not believe that the Company's financial statements will be materially impacted by the adoption.

ENVIRONMENTAL MATTERS

    The Company's U.S. and European manufacturing facilities are subject to a range of federal, state, local and foreign environmental laws and regulations ("Environmental Laws"), including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous waste, and the remediation of contamination associated with the current and historic use of hazardous substances or materials. If a release of hazardous substances or materials occurs on or from the Company's properties or any offsite disposal location used by the Company, or if contamination from prior activities is discovered at any of the Company's properties, the Company may be held liable for the costs of remediation including response costs, natural resource damage and associated transaction costs. While the amount of such liability could be material, the Company devotes resources to ensuring that its operations are conducted in a manner intended to reduce such risks.

    Based upon an environmental review conducted by outside consultants in connection with the Acquisition and assuming compliance by Alumax with its indemnification obligations under the Acquisition Agreement, the Company believes that it is currently in compliance with, and not subject to liability under, Environmental Laws except where such noncompliance or liability would not reasonably be expected to have a material adverse effect on the consolidated financial position or results of operations of the Company and its subsidiaries taken as a whole. Pursuant to the terms of the Acquisition Agreement, Alumax has agreed to correct and to bear substantially all costs with respect to certain identified conditions of potential noncompliance and liability under Environmental Laws, none of which costs is currently believed to be material. Alumax's indemnification obligations under the Acquisition Agreement are not subject to an aggregate dollar limitation with respect to specifically identified environmental matters. However, with respect to all other environmental matters, Alumax's obligations are limited to $125.0 million.

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

    The Company is currently engaged in environmental remediation or has reason to believe that remediation may be required at three properties currently operated by the Company. The Company's Mesa, Arizona facility is currently listed on the CERCLA list of sites under review by U.S. Environmental Protection Agency for inclusion on the NPL. In addition, the Mesa facility is located within a state-designated groundwater contamination area and the Company may consequently be identified as a PRP with respect to such contamination. Although the Company believes that it is unlikely that its Mesa facility itself will be designated as an independent NPL site, there can be no assurance that the costs associated with further investigation and any cleanup at the site and the Company's share of cleanup costs for the regional groundwater contamination cleanup will not be material. Alumax has agreed to indemnify the Company for all costs of required remediation including any required response costs at the Mesa facility that may be incurred by the Company in excess of $500,000 (when aggregated with all other environmental claims).

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

    The Company has made and will continue to make capital expenditures to comply with Environmental Laws. The Company spent approximately $506,300 and $983,100 in 1997 and 1996, respectively, on environmental capital projects. These expenditures were primarily related to environmental controls associated with a paint line upgrade in Lancaster, Pennsylvania and a new coil coating facility in Helena, Arkansas. The Company estimates that its environmental capital expenditures will be approximately $500,000 in 1998.

    Certain risk factors, among others, should be considered carefully in evaluating the Company and its business. For additional detail, please refer to "Business--Risk Factors" contained in Part I, Item 1 of this Form 10-K. Also, see the note preceding Part I of "Business" for additional information regarding the Private Securities Litigation Reform Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Euramax International plc

    We have audited the accompanying consolidated balance sheets of Euramax International plc and Subsidiaries (the "Company") as of December 27, 1996 and December 26, 1997, and the related consolidated statements of earnings and cash flows for the year ended December 31, 1995, the nine months ended September 25, 1996, the three months ended December 27, 1996, and the year ended December 26, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Euramax International plc and Subsidiaries as of December 27, 1996, and December 26, 1997, and the results of their operations and cash flows for the year ended December 31, 1995, the nine months ended September 25, 1996, the three months ended December 27, 1996, and the year ended December 26, 1997, in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

Atlanta, Georgia
February 27, 1998

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                            PREDECESSOR                      SUCCESSOR
                                                   ------------------------------  -----------------------------
                                                   FOR THE YEAR    FOR THE NINE    FOR THE THREE   FOR THE YEAR
                                                       ENDED       MONTHS ENDED     MONTHS ENDED       ENDED
                                                   DECEMBER 31,    SEPTEMBER 25,    DECEMBER 27,   DECEMBER 26,
                                                       1995            1996             1996           1997
                                                   -------------  ---------------  --------------  -------------
THOUSANDS OF U.S. DOLLARS
Net sales........................................   $   483,462     $   363,308      $  125,529     $   557,014
Cost and expenses:
  Cost of goods sold.............................       399,989         300,185         104,055         454,180
  Selling and general............................        41,351          33,286          10,950          49,239
  Depreciation and amortization..................         7,980           6,995           2,591          11,663
                                                   -------------  ---------------  --------------  -------------
    Earnings from operations.....................        34,142          22,842           7,933          41,932
Interest expense, net............................        (2,989)           (622)         (6,187)        (23,538)
Other income (expense), net......................           (96)           (298)           (235)          1,107
                                                   -------------  ---------------  --------------  -------------
    Earnings before income taxes and
      extraordinary item.........................        31,057          21,922           1,511          19,501
Provision for income taxes.......................        11,399           8,342             505           7,947
                                                   -------------  ---------------  --------------  -------------
    Earnings before extraordinary item...........        19,658          13,580           1,006          11,554
Extraordinary item--loss on debt refinancing, net
 of income tax benefit of $1,088.................            --              --              --           1,758
                                                   -------------  ---------------  --------------  -------------
      Net earnings...............................        19,658          13,580           1,006           9,796
Dividends on redeemable preference shares........            --              --          (1,191)         (5,191)
                                                   -------------  ---------------  --------------  -------------
    Net earnings (loss) available for ordinary
      shareholders...............................   $    19,658     $    13,580      $     (185)    $     4,605
                                                   -------------  ---------------  --------------  -------------
                                                   -------------  ---------------  --------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

THOUSANDS OF U.S. DOLLARS                                                    DECEMBER 27, 1996  DECEMBER 26, 1997
                                                     ASSETS                  -----------------  -----------------
Current assets:
  Cash and cash equivalents................................................      $  12,516          $  12,914
  Accounts receivable, less allowance for doubtful accounts
    (1996--$3,404; 1997--$3,494)...........................................         60,767             78,085
  Inventories..............................................................         87,235             87,461
  Deferred income taxes....................................................          1,483                611
  Other current assets.....................................................          1,350              1,703
                                                                                  --------           --------
    Total current assets...................................................        163,351            180,774
Property, plant and equipment, net.........................................        107,338            113,187
Goodwill, net of accumulated amortization (1996--$328; 1997--$2,416).......         40,926             76,910
Deferred income taxes......................................................             --             11,004
Other assets...............................................................         15,678             15,875
                                                                                  --------           --------
                                                                                 $ 327,293          $ 397,750
                                                                                  --------           --------
                                                                                  --------           --------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdrafts..........................................................      $      --          $  11,470
  Accounts payable.........................................................         38,221             42,575
  Accrued expenses.........................................................         19,298             22,366
  Accrued interest payable.................................................          4,696              5,035
  Income taxes payable.....................................................          1,517              1,417
  Deferred income taxes payable............................................             --                974
  Current maturities of long-term debt.....................................          2,000              3,924
                                                                                  --------           --------
    Total current liabilities..............................................         65,732             87,761
Long-term debt, less current maturities....................................        209,740            240,292
Other liabilities..........................................................          4,722              8,266
Deferred income taxes......................................................          9,735             17,555
                                                                                  --------           --------
    Total liabilities......................................................        289,929            353,874
                                                                                  --------           --------
Commitments and contingencies
Redeemable preference shares:
  Preference shares--14% cumulative preferred, no par value; 33,925,000 shares authorized, issued and outstanding, plus cumulative dividends of
    $1,188 in 1996 and $6,368 in 1997......................................         35,113             40,293
  Sterling preference shares--14% cumulative preferred, no par value;
    50,000 shares, at 1 British Pound Sterling, authorized, issued and
    outstanding, plus cumulative dividends of $3 in 1996 and $14 in 1997...             78                 89
                                                                                  --------           --------
    Total redeemable preference shares.....................................         35,191             40,382
                                                                                  --------           --------
Ordinary shareholders' equity:
  Ordinary shares--no par value; 911,520 shares authorized, issued and
    outstanding............................................................            912                912
  Non-voting shares--no par value; 88,420 shares authorized, issued and
    outstanding............................................................             88                 88
  Sterling ordinary shares--no par value; 50,000 shares, at 1 British Pound
    Sterling, authorized; no shares issued and outstanding.................             --                 --
  Retained earnings........................................................           (185)             4,420
  Minimum pension liability................................................             --               (535)
  Foreign currency translation adjustment..................................          1,358             (1,391)
                                                                                  --------           --------
    Total ordinary shareholders' equity....................................          2,173              3,494
                                                                                  --------           --------
                                                                                 $ 327,293          $ 397,750
                                                                                  --------           --------
                                                                                  --------           --------

  The accompanying notes are an integral part of these consolidated financial statements.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

                                                         COMMON
                                                        STOCK AND                 MINIMUM
THOUSANDS OF U.S. DOLLARS                                PAID-IN     RETAINED     PENSION    TRANSLATION
PREDECESSOR                                              CAPITAL     EARNINGS    LIABILITY   ADJUSTMENT     TOTAL
-----------------------------------------------------  -----------  ----------  -----------  -----------  ----------
Balance, December 31, 1994...........................   $  41,450   $   96,794   $      --    $  (4,458)  $  133,786

  Net earnings for 1995..............................          --       19,658          --           --       19,658
  Dividends declared/paid............................          --       (4,037)         --           --       (4,037)
  Foreign currency adjustment........................          --           --          --        2,054        2,054
                                                       -----------  ----------       -----   -----------  ----------
Balance, December 31, 1995...........................      41,450      112,415          --       (2,404)     151,461

  Net earnings for the nine months ended
    September 25, 1996...............................          --       13,580          --           --       13,580
  Foreign currency adjustment........................          --           --          --        3,142        3,142
                                                       -----------  ----------       -----   -----------  ----------
Balance, September 25, 1996..........................   $  41,450   $  125,995   $      --    $     738   $  168,183
                                                       -----------  ----------       -----   -----------  ----------
                                                       -----------  ----------       -----   -----------  ----------

SUCCESSOR
-----------------------------------------------------
Balance, September 25, 1996 (reflects the new
  basis of shares in connection with the
  acquisition).......................................   $   1,000   $       --   $      --    $      --   $    1,000

  Net earnings for the three months ended
    December 27, 1996................................          --        1,006          --           --        1,006
  Dividends accrued on redeemable
    preference shares................................          --       (1,191)         --           --       (1,191)
  Foreign currency adjustment........................          --           --          --        1,358        1,358
                                                       -----------  ----------       -----   -----------  ----------
Balance, December 27, 1996...........................       1,000         (185)         --        1,358        2,173

  Net earnings for 1997..............................          --        9,796          --           --        9,796
  Dividends accrued on redeemable
    preference shares................................          --       (5,191)         --           --       (5,191)
  Minimum pension liability..........................          --           --        (535)          --         (535)
  Foreign currency adjustment........................          --           --          --       (2,749)      (2,749)
                                                       -----------  ----------       -----   -----------  ----------
Balance, December 26, 1997...........................   $   1,000   $    4,420   $    (535)   $  (1,391)  $    3,494
                                                       -----------  ----------       -----   -----------  ----------
                                                       -----------  ----------       -----   -----------  ----------

    The accompany notes are an integral part of these consolidated financial statements.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        ---------------------------  ---------------------------
                                                                PREDECESSOR                   SUCCESSOR
                                                        ---------------------------  ---------------------------
                                                        FOR THE YEAR  FOR THE NINE   FOR THE THREE  FOR THE YEAR
                                                           ENDED      MONTHS ENDED   MONTHS ENDED      ENDED
                                                        DECEMBER 31,  SEPTEMBER 25,  DECEMBER 27,   DECEMBER 26,
THOUSANDS OF U.S. DOLLARS                                   1995          1996           1996           1997
                                                        ------------  -------------  -------------  ------------
Cash flows from operating activities:
  Net earnings........................................   $   19,658     $  13,580     $     1,006    $    9,796
  Reconciliation of net earnings to net cash provided
    by operating activities:
    Depreciation and amortization.....................        7,980         6,995           2,591        11,663
    Provision for doubtful accounts...................          388           827             221         1,858
    (Gain) loss on sales of assets....................          147          (168)             (7)           (2)
    Deferred income taxes.............................         (526)         (339)           (761)       (1,190)
    Loss on debt extinguishment.......................           --            --              --         2,846
    Changes in operating assets and liabilities:
      Accounts receivable.............................       (2,019)       (9,176)         11,962        (5,809)
      Inventories.....................................       (9,197)        4,438           7,001        14,097
      Other current assets............................          930           193            (130)          148
      Accounts payable and other current liabilities..      (17,728)        5,852           4,427        (3,779)
      Income taxes payable............................        6,074        (1,788)          1,378         4,220
      Net change in other noncurrent assets and
        liabilities...................................          258          (173)            689        (5,071)
                                                        ------------  -------------  -------------  ------------
    Net cash provided by operating activities.........        5,965        20,241          28,377        28,777
                                                        ------------  -------------  -------------  ------------

Cash flows from investing activities:
  Purchase of Fabricated Products.....................           --            --        (251,213)           --
  Adjustment of purchase price of Fabricated
    Products..........................................           --            --              --         3,487
  Proceeds from sale of assets........................          177           233              92           289
  Proceeds from dispositions of businesses............           --            --              --        12,764
  Purchases of businesses.............................           --            --              --       (78,473)
  Capital expenditures................................      (17,429)      (11,518)           (682)       (7,184)
                                                        ------------  -------------  -------------  ------------
    Net cash used in investing activities.............      (17,252)      (11,285)       (251,803)      (69,117)
                                                        ------------  -------------  -------------  ------------

Cash flows from financing activities:
  Cash overdraft......................................           --            --              --        11,470
  Repayment of debt...................................           --            --         (25,164)      (39,291)
  Proceeds from long-term debt........................           --            --         235,000        73,333
  Proceeds from issuance of preference shares.........           --            --          34,000            --
  Proceeds from issuance of ordinary shares...........           --            --           1,000            --
  Deferred financing fees.............................           --            --          (9,930)       (1,268)
  Other...............................................           --            --          (1,555)           --
  Dividends paid......................................       (4,037)           --              --            --
  Net change in due to former parent..................       (7,486)      (20,973)             --            --
                                                        ------------  -------------  -------------  ------------
    Net cash provided by (used in) financing
      activities......................................      (11,523)      (20,973)        233,351        44,244
                                                        ------------  -------------  -------------  ------------
Effect of exchange rate changes on cash...............          278          (677)          2,698        (3,506)
                                                        ------------  -------------  -------------  ------------
Net increase (decrease) in cash and equivalents.......      (22,532)      (12,694)         12,623           398
Cash and equivalents at beginning of period...........       35,119        12,587            (107)       12,516
                                                        ------------  -------------  -------------  ------------
Cash and equivalents at end of period.................   $   12,587     $    (107)    $    12,516    $   12,914
                                                        ------------  -------------  -------------  ------------
                                                        ------------  -------------  -------------  ------------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                        ------------------------------  ------------------------------
                                                                 PREDECESSOR                      SUCCESSOR
                                                        ------------------------------  ------------------------------
                                                        FOR THE YEAR    FOR THE NINE     FOR THE THREE   FOR THE YEAR
                                                            ENDED       MONTHS ENDED     MONTHS ENDED        ENDED
                                                        DECEMBER 31,    SEPTEMBER 25,    DECEMBER 27,    DECEMBER 26,
THOUSANDS OF U.S. DOLLARS                                   1995            1996             1996            1997
                                                        -------------  ---------------  ---------------  -------------
Noncash financing and investing activities:
  Dividends accrued on redeemable preference shares...    $      --       $      --        $   1,191       $   5,191
  Purchase of business financed in part with a note
    payable to seller.................................    $      --       $      --        $      --       $     800
  Sale of business financed in part with a note
    receivable from purchaser.........................    $      --       $      --        $      --       $     500

Supplemental cash flow information:
  Income taxes paid, net..............................    $   2,274       $   2,871        $       3       $   3,165
  Interest paid                                           $      --       $      --        $      --       $  22,306

  The accompanying notes are an integral part of these consolidated financial statements.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (THOUSANDS OF U. S. DOLLARS EXCEPT SHARE DATA)

1. ORGANIZATION, ACQUISITIONS AND DIVESTITURES:

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

    Pursuant to a purchase agreement between the Company and Alumax, on September 25, 1996, the Company purchased, through its wholly-owned subsidiaries, all of the issued and outstanding capital stock of the following Alumax subsidiaries which formerly operated certain portions of Alumax's fabricated products operations (the "Acquisition"): (i) Amerimax Fabricated Products, Inc. and its wholly owned subsidiaries, Amerimax Specialty Product, Inc., Amerimax Building Products, Inc., Amerimax Coated Products, Inc., Johnson Door Products, Inc., and Amerimax Home Products, Inc.; (ii) Euramax Holdings Limited and its wholly owned subsidiaries, Ellbee Limited and Euramax Coated Products Limited; (iii) Euramax Europe B.V. and its wholly owned subsidiary, Euramax Coated Products B.V.; and (iv) Euramax Industries S.A. and its wholly owned subsidiary Euramax Coated Products S.A. For purposes of identification and description, the acquired business is referred to as "Fabricated Products" or the "Predecessor" for the periods prior to the Acquisition, "Euramax" or the "Successor" for the period subsequent to the Acquisition, and the "Company" for both periods. The financial statements of the Predecessor include the combined accounts of the entities referred to as Fabricated Products. Such Predecessor financial statements have been prepared as if the Company's businesses had operated as an independent stand-alone entity for all periods presented. Certain obligations were originally recorded by Alumax on behalf of the Company such as post-retirement and post-employment benefit obligations, income taxes, legal and other corporate expenses. These obligations have been allocated to the Company's financial statements using several factors including revenues or number of employees or other reasonable methods. Corporate expenses of Alumax have been allocated to the Company on a basis management believes is reasonable and represents the expenses as if the Company were a stand alone operation. See Note 12 for a description of transactions with Alumax. The financial statements of the Successor include the consolidated accounts of the entities referred to as Euramax. All significant intercompany accounts and transactions have been eliminated.

    The purchase price for the Acquisition of approximately $252.4 million, including acquisition expenses of approximately $3.9 million and adjustments to give effect to certain items including cash acquired and working capital, was allocated to the assets and liabilities of the Company based upon their fair market value at the date of the Acquisition under the purchase method of accounting. Such purchase price reflects adjustments to record the results of a special audit to determine the change in the Fabricated Products working capital (as defined) from December 31, 1995 through September 25, 1996, and is not materially different than the amount initially recorded. Additionally, the allocation of the purchase price was, in certain instances, based on preliminary information and has been adjusted to reflect final asset and liability valuations. Such final valuations were not materially different than amounts initially recorded.

    The financing for the Acquisition was provided by: (a) $35.0 million of preference and ordinary share capital; (b) $135.0 million of Senior Subordinated Notes (the "Offering"); and (c) $100.0 million under a Credit Agreement aggregating $125.0 million.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (THOUSANDS OF U. S. DOLLARS EXCEPT SHARE DATA)

    The following unaudited pro forma data presents the results of operations for the twelve months ended December 27, 1996, as though the Acquisition and the Offering had been completed January 1, 1996, and assume that there are no other changes in the operations of the Company. Such pro forma information includes adjustments to interest expense; changes in depreciation of property, plant and equipment and amortization of goodwill relating to the allocation of the purchase price; and the income tax effect related to these items. The pro forma results are not necessarily indicative of the financial results that might have occurred had the Acquisition and the Offering actually taken place on the above-mentioned dates, or of the future results of operations:

                                                                                YEAR ENDED
                                                                             DECEMBER 27, 1996
                                                                             -----------------
Net sales..................................................................     $   488,837
Earnings before income taxes...............................................           6,435
Net earnings...............................................................           3,877

    On July 17, 1997, the Company's wholly owned subsidiary, Amerimax Fabricated Products, Inc., pursuant to the previously reported agreement (the "Fabral Purchase Agreement"), acquired all of the issued and outstanding capital stock of Gentek Holdings, Inc. and its subsidiary Gentek Building Products, Inc. (collectively "Gentek" or "Fabral") (the "Fabral Acquisition"). At the Fabral Acquisition date, Gentek was comprised principally of Fabral, a division of Gentek headquartered in Lancaster, Pennsylvania.

    Fabral is a manufacturer and distributor of steel and aluminum roofing and wall paneling products specifically for the agricultural, commercial and industrial markets. The following unaudited pro forma data present the results of operations for the years ended December 26, 1997 and December 27, 1996, respectively, as though the Fabral Acquisition had been completed on the first day of the fiscal year, and assume that there are no other changes in the operations of the Company. Such pro forma information includes adjustments to interest expense; changes in amortization of goodwill relating to the allocation of the purchase price; and the income tax effect related to these items. The pro forma results are not necessarily indicative of the financial results that might have occurred had the Fabral Transaction actually taken place on the first day of the fiscal year, or of the future results of operations.

                                                                    YEAR ENDED    YEAR ENDED
                                                                   DECEMBER 27,  DECEMBER 26,
                                                                       1996          1997
                                                                   ------------  ------------
Net sales........................................................   $  596,023    $  611,828
Earnings before extraordinary item...............................        4,148        11,639
Net earnings.....................................................        4,148         9,881

    The purchase price, including estimated adjustments for changes in net tangible assets required by the Fabral Purchase Agreement and approximately $2.5 million in acquisition related fees and expenses, was approximately $76.1 million in cash. The purchase price has been allocated to the assets and liabilities of Fabral based upon their estimated fair market value at the acquisition date under the purchase method of accounting.

    The Fabral Acquisition was financed through borrowings ("Additional Borrowings") of approximately $38.0 million of senior secured revolving loans and $40.0 million of senior secured term loans. Such borrowings were available under the Credit Agreement which was amended and restated to increase the Revolving Credit Facility from $85.0 million to $100.0 million and to provide additional term loans of $40.0 million (see Note 5).

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (THOUSANDS OF U. S. DOLLARS EXCEPT SHARE DATA)

    Certain Financial Statements and Exhibits for the Fabral Acquisition can be found in the Company's
Current Report on Form 8-K, filed August 1, 1997 and Form 8-K/A, filed September 26, 1997.

    On March 28, 1997, the Company's wholly owned subsidiary, Amerimax Building Products, Inc., purchased all of the issued and outstanding capital stock of JTJ Laminating, Inc. ("JTJ") for approximately $2.1 million, along with assumption of outstanding indebtedness of $1.3 million. At the closing date, approximately $2.4 million was paid in cash, of which $1.3 million was to extinguish outstanding indebtedness of JTJ. The remaining purchase price of $1.0 million will be paid in various installments over the next ten years.

    On June 2, 1997, the Company sold the assets, along with certain accounts payable, related to its Johnson Door Products, Inc. subsidiary for approximately $9.1 million in cash. On June 27, 1997, the Company sold all of the issued and outstanding capital stock of Amerimax Specialty Products, Inc. for approximately $4.2 million, of which $3.7 million was in cash and $500,000 in a subordinated promissory note payable in 60 monthly installments of principal and accrued interest, such interest accruing on the unpaid balance at an annual rate of 9.25%.

    The pro forma effects of the three above noted transactions were not material to the Company's results of operations.

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

FISCAL YEAR

    In 1996, the Company began operating on a 52/53 week fiscal year ending on the last Friday in December. Previously, the Company operated on a calendar year.

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

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (THOUSANDS OF U. S. DOLLARS EXCEPT SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
CASH AND EQUIVALENTS

    The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents. Certain cash book overdrafts of the Company have been netted with positive cash book balances held with the same banking institutions.

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

GOODWILL

    The Company used the purchase method to account for the Fabricated Products and Fabral acquisitions (See Note 1). Goodwill is amortized on a straight-line basis over 30 years. The Company periodically reviews the amortization period to determine if events and circumstances warrant revised estimates of the useful lives. Also, at each balance sheet date, management assesses whether there has been a permanent impairment in the value of goodwill by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of goodwill. The factors considered by management in the assessment include operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

    In connection with the Company's risk-management strategy, the Company enters into currency swaps with major banking institutions to reduce the impact of exchange rate fluctuations with respect to debt payments made in foreign currency denominations. Currency swaps involve exchanges of interest payments in differing currencies, but provide for the exchange of principal amounts at maturity. The fair value of the currency swaps is derived from valuation models based upon recognized financial principals and estimates about relevant future market conditions (see Note 5). Amounts of interest to be paid or received are included in interest expense on an accrual basis, as they effectively limit the interest payment exposure of the Company's debt commitments. The amounts exchanged are based upon the notional amounts of the currency swaps, as well as on the other terms of the currency swaps, which relate to interest payments and exchange rates. Cash flows from the currency swaps are recognized in the statement of cash flows in the same category as that of the hedged item.

    The Company would be exposed to credit-related losses in the event of nonperformance by the counterparties that issued the currency swaps. The Company does not expect that counterparties to the currency swaps will fail to meet their obligations, given their high credit ratings. The Company generally

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (THOUSANDS OF U. S. DOLLARS EXCEPT SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) does not give or receive collateral on currency swaps due to its own credit rating and that of its counterparties.

    Deferral (hedge) accounting is applied only if the derivative reduces the risk of the underlying hedged item and is designated at inception as a hedge with respect to the hedged item. Additionally, changes in the fair value of the derivative are expected to be inversely correlated to the changes in the fair value of the hedged item. Derivatives are measured for effectiveness both at inception and on an ongoing basis. If a derivative instrument ceases to meet the criteria for deferral or settlement accounting, any subsequent gains and losses are currently recognized in income. Should a swap be terminated while the underlying debt remains outstanding, the gain or loss is adjusted to the basis of the underlying debt and amortized over its remaining life. The currency swaps have been designated as hedges, and are closely monitored to ensure that correlation with the underlying hedged items exists to such a degree that they substantially offset.

    The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms except for the 11.25% Senior Subordinated Notes, which are measured at the quoted market rate (see Note 5).

    The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The fair value of these financial instruments approximates book value at December 26, 1997. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit; however, the Company believes that its credit risk exposure is not significant due to the high credit quality of the institutions. The Company routinely assesses the financial strength of its customers. Also, due to the large number of customers and the widely dispersed geographic areas in which the Company's businesses operate, the Company believes that its trade accounts receivable credit risk exposure is not significant.

REVENUE RECOGNITION

    The Company recognizes revenue when title passes to the customer.

TRANSLATION OF FOREIGN CURRENCIES

    Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the weighted average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions are included in results of operations. The foreign currency transaction gains (losses) recorded in selling and general expenses for 1995 were $275.3, $74.2 for the nine months ended September 25, 1996, $159.0 for the three months ended December 27, 1996, and $(14.5) for the year ended December 26, 1997.

RECENT ACCOUNTING PRONOUNCEMENTS

    In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, COMPREHENSIVE INCOME:
FINANCIAL STATEMENT PRESENTATION. SFAS 130 provides standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This standard is effective

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (THOUSANDS OF U. S. DOLLARS EXCEPT SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) for the Company's fiscal year beginning January 1, 1998. This standard requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with same prominence as other financial statements. Reclassifications of financial statements for earlier periods presented for comparative purposes is required. Management is currently reviewing the provisions of SFAS 130 and does not believe that the Company's financial statements will be materially impacted by the adoption.

    In 1997, the FASB issued SFAS No. 131, SEGMENT DISCLOSURES AND RELATED INFORMATION. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also presents standards for related disclosures about products and services, geographic areas, and major customers. This standard is effective beginning with the Company's 1998 annual financial statements, and prior period disclosures are required to be restated. This standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Management is currently reviewing the provisions of SFAS 131.

    In February, 1998, the FASB issued SFAS No. 132, EMPLOYERS' DISCLOSURE ABOUT PENSIONS AND OTHER POST RETIREMENT BENEFITS. SFAS No. 132 standardized the disclosure requirements for pensions and other post retirement benefits to the extent practicable. This standard is effective beginning with the Company's 1998 annual financial statements, and prior period disclosures are required to be restated. Management is currently reviewing the provisions of SFAS 132 and does not believe that the Company's financial statements will be materially impacted by the adoption.

RECLASSIFICATIONS

    Certain reclassifications have been made to prior years' financial statements to conform with the 1997 presentation.

3. INVENTORIES:

    Inventories were comprised of:

                                                         DECEMBER 27, 1996  DECEMBER 26, 1997
                                                         -----------------  -----------------
Raw materials..........................................      $  59,429          $  63,768
Work in process........................................         12,769             12,029
Finished products......................................         15,037             11,664
                                                               -------            -------
                                                             $  87,235          $  87,461
                                                               -------            -------
                                                               -------            -------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (THOUSANDS OF U. S. DOLLARS EXCEPT SHARE DATA)

4. PROPERTY, PLANT AND EQUIPMENT:

    Components of property, plant and equipment were as follows:

                                                                   DECEMBER 27,  DECEMBER 26,
                                                                       1996          1997
                                                                   ------------  ------------
Land and improvements............................................   $    8,170    $    6,369
Buildings........................................................       29,873        36,714
Machinery and equipment..........................................       69,042        85,393
                                                                   ------------  ------------
                                                                       107,085       128,476
Less accumulated depreciation....................................       (2,167)      (15,475)
                                                                   ------------  ------------
                                                                       104,918       113,001
Construction in progress.........................................        2,420           186
                                                                   ------------  ------------
                                                                    $  107,338    $  113,187
                                                                   ------------  ------------
                                                                   ------------  ------------

5. LONG-TERM OBLIGATIONS:

    Long-term obligations consisted of the following:

                                                                   DECEMBER 27,  DECEMBER 26,
                                                                       1996          1997
                                                                   ------------  ------------
Credit Agreement:
  Revolving Credit Facility......................................   $   36,378    $   45,401
  Term Loans.....................................................       40,362        63,815
11.25% Senior Subordinated Notes due 2006........................      135,000       135,000
                                                                   ------------  ------------
                                                                       211,740       244,216
Less: current portion............................................       (2,000)       (3,924)
                                                                   ------------  ------------
                                                                    $  209,740    $  240,292
                                                                   ------------  ------------
                                                                   ------------  ------------

    The Company has outstanding borrowings under a credit agreement (the "Credit Agreement") consisting of term loans (the "Term Loans") and a revolving credit facility (the "Revolving Credit Facility"), a portion of which is available for letters of credit and swing loans. The Term Loans consist of five facilities in the aggregate amount of $63.8 million. Two of the facilities, which aggregate to $11.2 million, consist of a Dutch Guilder facility and a Pound Sterling facility. The third facility is a U.S. Dollar facility in the amount of $13.4 million (the "Tranche B Facility"). The fourth facility is a U.S. Dollar facility in the amount of $19.3 million (the "Tranche A Facility"). The fifth facility is a U.S. Dollar facility in the amount of $19.9 million (the "Tranche C Facility"). Loans under the Revolving Credit Facility are made, at the election of the Company, in U.S. Dollars, Dutch Guilders and/or Pounds Sterling. All loans under the Term Loans and the Revolving Credit Facility are repaid in the currency in which the loan is made.

    Outstanding loans under the Revolving Credit Facility and the Term Loans, except the Tranche B Facility, must be repaid by June 2002; provided, however, that subject to the consent of the lender under the Revolving Credit Facility, the Company will have the option to extend the final maturity date on the Revolving Credit Facility to June 2004. Outstanding loans under the Tranche C Facility must be repaid by September 2003. Outstanding loans under the Tranche B Facility must be repaid by June 2004.

    Through December 26, 1997, at the option of the Company, the interest rate applicable to the loans under the Credit Agreement was based upon a Base Rate or a Eurocurrency Rate (both as defined), plus

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (THOUSANDS OF U. S. DOLLARS EXCEPT SHARE DATA)

5. LONG-TERM OBLIGATIONS: (CONTINUED)
margins as follows: (a) Base Rate plus 1.75% in the case of the Revolving Credit Facility and all U.S. Dollar denominated Term Loans except the Tranche B Facility, or 2.25% in the case of the Tranche B Facility; or (b) Eurocurrency Rate for one, three or six months, plus 2.75% in the case of the Revolving Credit Facility and all Term Loans except the Tranche B Facility, or 3.25% in the case of the Tranche B Facility. At December 26, 1997, the interest rate on the Revolving Credit Facility was 8.761%, the interest rate on the Tranche B Facility was 9.0625%, and the interest rate on the other term loan facilities was 8.589%.

    In November, 1997, the Credit Agreement was amended to provide for variable rate margins, determined quarterly, based upon the Company's ratio of operating cash flow (EBITDA) to total debt. For periods after December 26, 1997, the maximum and minimum base rate margins are 1.75% and 1.00%, respectively. The maximum and minimum Eurocurrency rate margins are 2.75% and 1.25%, respectively.

    As of December 26, 1997, an undrawn amount of $54.6 million remained under the Revolving Credit Facility and was fully available. Debt decreased $1.6 million due to fluctuations in the foreign exchange rates since December 27, 1996.

    The Credit Agreement contains certain covenants and restrictions on actions by the Company and its subsidiaries. In addition, the Credit Agreement requires the Company to meet certain financial tests, including minimum fixed charge coverage ratio, minimum interest coverage ratio, maximum leverage ratio, minimum EBITDA (earnings before income taxes plus net interest expense and depreciation and amortization) requirements and maximum amounts of capital expenditures. As of December 26, 1997, the Company is in compliance with these covenants and restrictions.

    On September 25, 1996, the Company issued $135.0 million in 11.25% Senior Subordinated Notes due 2006 pursuant to a private offering. On March 10, 1997, the Company issued new 11.25% Senior Subordinated Notes due 2006 pursuant to an exchange offer whereby holders of the original notes received new notes which have been registered under the Securities Act of 1933, as amended, but are otherwise identical to the original notes. The original notes and the new notes are herein referred to as "the Notes". The Notes mature on October 1, 2003 and bear interest at the rate of 11.25% per annum from September 25, 1996 payable semiannually in arrears on April 1 and October 1 of each year, commencing on April 1, 1997. The Notes may be redeemed at the option of the Company, in whole or in part, at any time on or after October 1, 2001, under the conditions and at the redemption price as specified in the note indenture dated as of September 25, 1996, under which the Notes were issued. The Notes are unsecured obligations subordinated to all existing and future unsubordinated borrowings of the Company, including all of the obligations under the Credit Agreement, and will be effectively subordinated to all obligations of any subsidiaries of the Company.

    Future maturities of long-term obligations as of December 26, 1997 are as follows:

1998..............................................................  $   3,924
1999..............................................................      7,832
2000..............................................................      4,699
2001..............................................................      7,031
2002..............................................................     12,527
Thereafter........................................................    208,203
                                                                    ---------
                                                                    $ 244,216
                                                                    ---------
                                                                    ---------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (THOUSANDS OF U. S. DOLLARS EXCEPT SHARE DATA)

5. LONG-TERM OBLIGATIONS: (CONTINUED)
    The Notes are guaranteed on a senior subordinated basis by Amerimax, and the borrowings under the Credit Agreement are guaranteed by the Company and all of its subsidiaries, other than Euramax S.A. and its subsidiaries. Substantially all assets of the Company are pledged as collateral against the borrowings under the Credit Agreement.

    In connection with the Notes, on December 27, 1996, the Company entered into two currency swap agreements with a major banking institution. The agreements provide for exchanges of interest payments in Dutch Guilders and Pound Sterling for U.S. Dollars on April 1, and October 1 of each year commencing April 1, 1997, and provide for exchanges of principal amounts at maturity on October 1, 2003. The currency swaps effectively convert the interest rate on $75.0 million of the Notes from 11.25% payable in U.S. Dollars to 10.36% payable in Dutch Guilders and 12.72% payable in Pound Sterling. Under the agreements, the Company is required to exchange 85.1 million Dutch Guilders for $50 million and 16.0 million Pounds Sterling for $25.0 million at maturity. At December 26, 1997, the fair value of the currency swap agreement was $7.7 million.

    The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities except for the 11.25% Senior Subordinated Notes due 2006 which are measured at the quoted market rate. The fair value of the Company's 11.25% Senior Subordinated Notes due 2006 was $145.1 million at December 26, 1997. All other long-term debt approximates the carrying value at December 26, 1997.

6. REDEEMABLE PREFERENCE SHARES:

    In connection with the Acquisition described in Note 1, the Company issued the equivalent of 34,000,000 shares of redeemable preference shares as follows:
33,925,000 preference shares with a stated value of $1 per share, and 50,000 sterling preference shares with a stated value of 1 British Pound Sterling per share. The preference shares accrue fixed, cumulative dividends of 14% per annum compounded quarterly on March 31, June 30, September 30, and December 31 in each year, beginning on December 31, 1996, and are paid as declared by the Company's Board of Directors. The Company is prohibited from paying dividends on ordinary shares unless all required preferred dividends have been paid.

    In the event of liquidation, dissolution, winding-up or otherwise, the assets of the Company available for distribution among the shareholders shall be applied first to pay the preference shareholders before payment to the holders of any other class of shares.

    With the consent of 66.67% of the preference shareholders, the Company may, at any time, redeem all or multiples in the aggregate amount of $500,000 of the preference shares. Subject to certain provisions of the Credit Agreement, the holders of 66.67% of the preference shares are entitled to require redemption of some or all of the preference shares if any of the following events occur: i) the preference dividend due is not paid in full on a due date, whether or not the Company has enough profits available for distribution to pay it; or ii) when preference shares are due for redemption, the Company does not pay all the redemption money then payable to the preference shareholders, whether or not the Company has enough profits available for distribution or other requisite funds to pay the redemption money. Also subject to certain provisions of the Credit Agreement, the holders of 66.67% of the preference shares are entitled to require redemption of all of the preference shares in the event of the following: i) the sale of 66.67% or more of the ordinary shares; or ii) the listing of the Company's shares on an internationally recognized stock exchange. On any redemption date, the Company shall pay to the preference shareholders the

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (THOUSANDS OF U. S. DOLLARS EXCEPT SHARE DATA)

6. REDEEMABLE PREFERENCE SHARES: (CONTINUED) nominal amounts and premiums paid on the shares and a sum equal to any accrued and/or unpaid preference dividends. To the extent that any preference shares remain outstanding, the Company shall redeem the preference shares on December 31, 2007. Sterling preference shares may not be redeemed as doing so would put the Company in breach of the Company's Act of 1985.

7. NON-VOTING ORDINARY SHARES:

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

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

8. INCOME TAXES:

    For Predecessor periods, the Company did not have a formal tax sharing agreement with Alumax and Alumax paid the allocable share of U.S. Federal and state taxes on behalf of the Company. U.S. current and deferred Federal and state taxes were classified within due to former parent. The non-U.S. entities calculated their income taxes on a stand-alone basis and the related amounts were included in taxes payable and deferred income taxes. For such periods, the income tax provision (benefit) was based on amounts the Company would have paid on a combined basis as if separate returns were filed. The provisions for income taxes are comprised of the following:

                                            PREDECESSOR                   SUCCESSOR
                                    ---------------------------  ----------------------------
                                                   NINE MONTHS   THREE MONTHS
                                     YEAR ENDED       ENDED          ENDED       YEAR ENDED
                                    DECEMBER 31,  SEPTEMBER 25,  DECEMBER 27,   DECEMBER 26,
                                        1995          1996           1996           1997
                                    ------------  -------------  -------------  -------------
Current:
  U.S. Federal....................   $    2,400     $   2,944      $     503      $      --
  Non-U.S.........................        8,347         4,833            669          4,683
  State...........................          801         1,148             94             --
                                    ------------       ------         ------         ------
                                         11,548         8,925          1,266          4,683
                                    ------------       ------         ------         ------
Deferred:
  U.S. Federal....................          309          (254)          (739)         2,520
  Non-U.S.........................         (523)         (272)            63            443
  State...........................           65           (57)           (85)           301
                                    ------------       ------         ------         ------
                                           (149)         (583)          (761)         3,264
                                    ------------       ------         ------         ------
                                     $   11,399     $   8,342      $     505      $   7,947
                                    ------------       ------         ------         ------
                                    ------------       ------         ------         ------

    The results for the year ended December 26, 1997, included a loss of $1.8 million, net of taxes of $1.1 million, for the write-off of deferred financing costs in connection with the amendment and restatement of the Company's Credit Agreement to, among other items, provide available borrowings for the Fabral acquisition (see Extraordinary Item in Notes to Consolidated Financial Statements).

    The U.S. and non-U.S. components of earnings before income taxes and extraordinary item are as follows:

                                            PREDECESSOR                   SUCCESSOR
                                    ---------------------------  ---------------------------
                                                   NINE MONTHS   THREE MONTHS
                                     YEAR ENDED       ENDED          ENDED       YEAR ENDED
                                    DECEMBER 31,  SEPTEMBER 25,  DECEMBER 27,   DECEMBER 26,
                                        1995          1996           1996           1997
                                    ------------  -------------  -------------  ------------
U.S...............................   $    8,758     $   8,833      $    (583)    $    5,316
Non-U.S...........................       22,299        13,089          2,094         14,185
                                    ------------  -------------       ------    ------------
                                     $   31,057     $  21,922      $   1,511     $   19,501
                                    ------------  -------------       ------    ------------
                                    ------------  -------------       ------    ------------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

8. INCOME TAXES: (CONTINUED)
    Reconciliation of the differences between income taxes computed at U.S. Federal statutory tax rates and the Company's income tax provision follows:

                                                      PREDECESSOR                    SUCCESSOR
                                              ---------------------------  ------------------------------
                                                             NINE MONTHS    THREE MONTHS
                                               YEAR ENDED       ENDED           ENDED        YEAR ENDED
                                              DECEMBER 31,  SEPTEMBER 25,   DECEMBER 27,    DECEMBER 26,
                                                  1995          1996            1996            1997
                                              ------------  -------------  ---------------  -------------
Tax at U.S. Federal statutory rate..........   $   10,870     $   7,673       $     529       $   6,826
State income taxes, net of U.S. Federal
 income tax benefit.........................          569           669             (24)            302
Non-U.S. taxes, net.........................           17            --              --             117
Permanent differences (goodwill
 amortization, depreciation on asset
 step-up)...................................           --            --              --           1,028
Other, net..................................          (57)           --              --            (326)
                                              ------------       ------           -----          ------
                                               $   11,399     $   8,342       $     505       $   7,947
                                              ------------       ------           -----          ------
                                              ------------       ------           -----          ------

    At December 27, 1996 and December 26, 1997, deferred income taxes are separately stated in the balance sheet. The combined tax-effected temporary differences are as follows:

                                                                                 ASSET (LIABILITY)
                                                                             --------------------------
                                                                             DECEMBER 27,  DECEMBER 26,
                                                                                 1996          1997
                                                                             ------------  ------------
Accrued expenses...........................................................   $    1,677    $     (614)
Allowances for doubtful accounts...........................................          675            --
Book versus tax basis of inventory.........................................         (869)           13
Other......................................................................           --           238
                                                                             ------------  ------------
  Current, net.............................................................        1,483          (363)
                                                                             ------------  ------------
Book versus tax basis of depreciable assets................................       (9,906)      (17,715)
Net operating losses.......................................................           --        12,055
Other......................................................................          171          (891)
                                                                             ------------  ------------
  Noncurrent, net..........................................................       (9,735)       (6,551)
                                                                             ------------  ------------
  Total, net...............................................................   $   (8,252)   $   (6,914)
                                                                             ------------  ------------
                                                                             ------------  ------------

    The earnings of non-United Kingdom subsidiaries are considered to be permanently invested. Any tax amounts owed as a result of the recovery of taxable temporary differences attributable to such investments would not be material. Amerimax Holdings, Inc. has a U.S. operating tax loss carryforward of $927 which is available to offset future taxable income and taxes. This tax carryforward expires in 2011. In addition, Fabral has U.S. operating tax loss carryforwards of approximately $30 million which are available to offset future taxable income and taxes. The tax carryforward benefits begin to expire in 2010. Internal Revenue Service code section 382 imposes an annual limitation of approximately $4 million for the Fabral net operating loss and can only be offset with Fabral taxable income. The Company believes that this limitation will not effect the ability to utilize the net operating losses prior to expiration.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

9. EMPLOYEE RETIREMENT PLANS:

U.S. PLANS:

DEFINED BENEFIT:

    Prior to the Acquisition, substantially all U.S. employees of the Company were covered by defined benefit pension plans administered by Alumax. The costs of these plans were allocated to the Company based on base salary expenses and were generally non-contributory. The Company's allocated share of the projected benefit obligation of the plans at December 31, 1995 was $18,372. The Company was charged $1,236 and $1,009 by Alumax in 1995, and Predecessor 1996, respectively, for its allocated share of net periodic pension costs of these Plans. As a result of the Acquisition, all obligations for benefits under the plans as of the Acquisition date were retained by Alumax.

    Subsequent to the Acquisition, the Company established a new non-contributory defined benefit pension plan covering substantially all U.S. hourly employees. The new plan contains terms and provisions similar to the predecessor plans. As of December 27, 1996, the Company's obligations under the new plan were not significant. Net periodic pension cost for the hourly plan for the year ended December 26, 1997, include the following components:

                                                                                    YEAR ENDED
                                                                                   DECEMBER 26,
                                                                                       1997
                                                                                  ---------------
Service cost-benefits earned during the period..................................     $     237
Interest cost on projected benefit obligations..................................             5
Net amortization and deferral...................................................             4
Pension expense due to divestitures.............................................            84
                                                                                         -----
  Net periodic pension cost.....................................................     $     330
                                                                                         -----
                                                                                         -----

    The following table sets forth the funded status of the U.S. hourly plan and amounts recognized in the Company's balance sheet as of December 26, 1997, for its pension plan.

                                                                                  DECEMBER 26,
                                                                                      1997
                                                                                  -------------
Actuarial present value of benefit obligations:
  Vested benefit obligation.....................................................    $      58
                                                                                        -----
                                                                                        -----
  Accumulated benefit obligation................................................    $    (315)
                                                                                        -----
                                                                                        -----
  Projected benefit obligation..................................................    $    (315)
Plan net assets at fair value...................................................            1
                                                                                        -----
Plan net assets less than projected benefit obligation..........................         (314)
Unrecognized net loss...........................................................           62
Unrecognized prior service cost.................................................           45
Unrecognized transition amounts.................................................           --
                                                                                        -----
Accrued pension cost before recognition of minimum liability adjustment.........         (207)
Minimum liability adjustment....................................................         (107)
                                                                                        -----
Accrued pension cost............................................................    $    (314)
                                                                                        -----
                                                                                        -----

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

9. EMPLOYEE RETIREMENT PLANS: (CONTINUED)
    Key economic assumptions used in the above calculations for the U.S. plan were as follows:

                                                                                          1997
                                                                                        ---------
Settlement discount rate..............................................................       7.0%
Rate of compensation increases........................................................        N/A
Expected long-term rate of return.....................................................       8.0%

DEFINED CONTRIBUTION:

    Prior to the Acquisition, the majority of the U.S. employees of the Company were eligible to participate in a defined contribution retirement plan sponsored by Alumax. The plan allowed the employees to contribute a percentage of their pre-tax and/or after-tax income in accordance with specified guidelines. Alumax matched a certain percentage of employee contributions up to certain limits. The Company's expense related to the plan was $413.5 and $310.5 for 1995 and Predecessor 1996, respectively.

    Subsequent to the Acquisition, the Company established two new defined contribution retirement and savings plans, which also allow the employees to contribute a percentage of their pretax and/or after-tax income in accordance with specified guidelines. As before, the Company matches a certain percentage of employee contributions up to certain limits. Further, the plan provides for discretionary contributions by the Company based on years of service and age. The Company's expense related to the new plan was not significant in 1996. The Company's expense for the year ended December 26, 1997 was approximately $1,064.

INTERNATIONAL PLANS:

    In addition to the above, the employees of Euramax Coated Products Limited and Ellbee Limited participate in a single employer pension plan (the "U.K. Plan"). Net periodic pension cost for the U.K. Plan includes the following components:

                                             PREDECESSOR                     SUCCESSOR
                                    -----------------------------  ------------------------------
                                                    NINE MONTHS     THREE MONTHS
                                     YEAR ENDED        ENDED            ENDED        YEAR ENDED
                                    DECEMBER 31,   SEPTEMBER 25,    DECEMBER 27,    DECEMBER 26,
                                        1995           1996             1996            1997
                                    ------------  ---------------  ---------------  -------------
Service cost-benefits earned
 during the period................   $      527      $     407        $     144       $     671
Interest cost on projected benefit
 obligations......................          642            511              205             794
Actual return on assets...........       (1,248)          (462)             (48)           (847)
Net amortization and deferral.....          798            (10)            (144)            (42)
Pension expense for early
 retirement package...............           --             --               --             173
                                    ------------         -----            -----           -----
    Net periodic pension cost.....   $      719      $     446        $     157       $     749
                                    ------------         -----            -----           -----
                                    ------------         -----            -----           -----

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

9. EMPLOYEE RETIREMENT PLANS: (CONTINUED)
    The following table sets forth the funded status of the U.K. Plan and amounts recognized in the Company's balance sheets for its pension plans:

                                                                   DECEMBER 27,  DECEMBER 26,
                                                                       1996          1997
                                                                   ------------  ------------
Actuarial present value of benefit obligations:
  Vested benefit obligation......................................   $    8,414    $   10,762
                                                                   ------------  ------------
                                                                   ------------  ------------
  Accumulated benefit obligation.................................   $    9,033    $   11,524
                                                                   ------------  ------------
                                                                   ------------  ------------
  Projected benefit obligation...................................   $    9,894    $   12,354
Plan net assets at fair value....................................        8,977        10,462
                                                                   ------------  ------------
Plan net assets less than projected benefit obligation...........         (917)       (1,892)
Unrecognized net loss............................................          215         1,257
Unrecognized prior service cost..................................           --            --
Unrecognized transition amounts..................................           --            --
                                                                   ------------  ------------
Accrued pension cost before recognition of minimum liability
 adjustment......................................................         (702)         (635)
Minimum liability adjustment.....................................           --          (428)
                                                                   ------------  ------------
Accrued pension cost.............................................   $     (702)   $   (1,063)
                                                                   ------------  ------------
                                                                   ------------  ------------

    U.K. Plan assets consist of approximately 78 percent equities, 11 percent fixed income and 11 percent cash and cash equivalents at December 26, 1997.

    Key economic assumptions used in the above calculations for the foreign plan were as follows:

                                                                     1995       1996       1997
                                                                   ---------  ---------  ---------
Settlement discount rate.........................................       8.5%      8.25%      7.25%
Rate of compensation increases...................................       6.5%      5.75%      4.75%
Expected long-term rate of return................................       9.0%      8.25%      9.75%

10. PREDECESSOR POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS:

    Prior to the Acquisition, the Company participated in a plan for certain health care and life insurance benefits for retired employees administered by Alumax. Under the plan, a majority of the Company's domestic employees were eligible for such benefits if they were to reach normal or, in certain cases, early retirement age while working for the Company. Costs related to this unfunded plan charged by Alumax were $100.0 for the year ended December 31, 1995. Also prior to the Acquisition, the Company provided specified postemployment benefits to certain former or inactive employees. Substantially all domestic employees were eligible to receive these benefits, which were either self-insured or provided through insurance carriers. All obligations for benefits under such plans were retained by Alumax after the Acquisition and the Company no longer provides postretirement or postemployment benefits.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

11. COMMITMENTS AND CONTINGENCIES:

    Minimum commitments under long-term noncancelable operating leases, principally for operating and office facilities, totaled $18,409 at December 26, 1997. Lease commitments for future periods are as follows:

1998........................................................  $   4,465
1999........................................................      3,708
2000........................................................      2,594
2001........................................................      2,164
2002........................................................      1,580
Thereafter..................................................      3,898

    Rent expense amounted to $4,684 for the year ended December 26, 1997, $1,097 for the three months ended December 27, 1996, $2,894 for the nine months ended September 25, 1996, and $3,760 for the year ended December 31, 1995.

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

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

11. COMMITMENTS AND CONTINGENCIES: (CONTINUED)
Such indemnification includes costs that may ultimately be incurred to contribute to the remediation of certain specified existing National Priorities List (NPL) sites for which the Company had been named a potentially responsible party under the federal Comprehensive Environmental Response, Compensation, and Liability Information System (CERCLA) as of the closing date of the Acquisition, as well as certain potential costs for sites listed on state hazardous cleanup lists. With respect to all other environmental matters, Alumax's obligations are limited to $125.0 million. However, notwithstanding the indemnity, the Company does not believe that it has any significant probable liability for environmental claims. Further, the Company believes it to be unlikely that the Company would be required to bear environmental costs in excess of its pro rata share of such costs as a potentially responsible party under CERCLA.

12. TRANSACTIONS WITH FORMER PARENT:

    For the predecessor period, the Company participated in Alumax's centralized cash management system. Under this system, cash received from the Company's operations was transferred to Alumax's centralized cash accounts and cash disbursements were funded from the centralized cash accounts.

    Transactions between the Company and Alumax were generally at the market value of the products and services involved. Such transactions consisted primarily of purchases of raw materials, which totaled $27,569.7 and $1,450.1 for the years ended December 31, 1995 and the nine month predecessor period ended September 25, 1996, respectively.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

13. OPERATIONS AND GEOGRAPHIC DATA:

    The Company operates 37 plants and service centers throughout the United States. Products produced and marketed by these operations include rain carrying systems, roofing and roofing accessories, siding, vinyl windows and numerous recreational vehicle components. The Company serves the recreational vehicle, manufactured housing, home center, home improvement, residential construction, agricultural and utility building markets in the United States.

    The Company also operates a group of five companies in Western Europe which focuses on coil coating and fabricating aluminum and steel. Other products include steel and aluminum entry doors, recreational vehicle components, composite panels, vehicle components such as seat rails and sunroof frames, and windows for modular construction. These European companies, which serve the recreational vehicle, home center, home improvement, residential construction, and various original equipment manufacturer markets, operate two plants in the United Kingdom, two in France and one in the Netherlands.

                                                                PREDECESSOR                   SUCCESSOR
                                                        ---------------------------  ---------------------------
                                                                       NINE MONTHS   THREE MONTHS
                                                         YEAR ENDED       ENDED          ENDED       YEAR ENDED
                                                        DECEMBER 31,  SEPTEMBER 25,  DECEMBER 27,   DECEMBER 26,
                                                            1995          1996           1996           1997
                                                        ------------  -------------  -------------  ------------
Geographic data:
  Net sales:
    United States.....................................   $  287,772    $   225,536    $    75,539    $  354,451
    Europe and other international....................      195,690        137,772         49,990       202,563
                                                        ------------  -------------  -------------  ------------
                                                         $  483,462    $   363,308    $   125,529    $  557,014
                                                        ------------  -------------  -------------  ------------
                                                        ------------  -------------  -------------  ------------
  Earnings from operations:
    United States.....................................   $   11,195    $    10,015    $     2,170    $   19,249
    Europe and other international....................       22,947         12,827          5,763        22,683
                                                        ------------  -------------  -------------  ------------
                                                         $   34,142    $    22,842    $     7,933    $   41,932
                                                        ------------  -------------  -------------  ------------
                                                        ------------  -------------  -------------  ------------
  Identifiable assets:
    United States.....................................                                $   192,935    $  204,064
    Europe and other international....................                                    134,358       193,686
                                                                                     -------------  ------------
                                                                                      $   327,293    $  397,750
                                                                                     -------------  ------------
                                                                                     -------------  ------------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

14. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS:

    As described in Note 1, on September 25, 1996, Euramax purchased the Company from Alumax Inc. As further described in Note 5, the Acquisition was financed, in part, through Senior Subordinated Notes due 2006 (the "Notes"). The Notes are primary obligations of Euramax (the "Parent"). The United Kingdom and Netherlands holding company subsidiaries of Euramax are co-obligors under the Notes (the "Co-obligors"). The United States holding company subsidiary of Euramax has provided a full and unconditional guarantee of the Notes (the "Guarantor"). The following supplemental condensed combining financial statements for the periods prior to the Acquisition, (the "Predecessor" periods) reflect the combined results of operations and cash flows of the entities that are the Parent, the Co-obligors and the Guarantor (collectively, the "Anticipated Parent, Co-obligors and Guarantor"), and such combined information of the non-guarantor entities, consisting principally of the operating companies acquired (collectively, the "Non-guarantor Subsidiaries"). The following supplemental condensed combining financial statements as of December 26, 1997, December 27, 1996, and for the three month period then ended, and for the year ended December 26, 1997 (the "Successor" periods) reflect the financial position, results of operations, and cash flows of each of the Parent, the Co-Obligors and Guarantor entities, and such combined information of the Non-Guarantor Subsidiaries. The Co-obligors and the Guarantor are wholly-owned subsidiaries of Euramax and are each jointly, severally, fully, and unconditionally liable under the Notes. Separate complete financial statements of each Co-obligor and of the Guarantor are not presented because management has determined that they are not material to investors. For periods prior to the Acquisition, there were no significant intercompany balances or transactions between the Anticipated Parent, Co-obligors and Guarantor entities combined and the Non-guarantor Subsidiaries.

                                                                 PREDECESSOR
                                                ---------------------------------------------
                                                    FOR THE YEAR ENDED DECEMBER 31, 1995
                                                ---------------------------------------------
                                                   ANTICIPATED
                                                     PARENT,
                                                   CO-OBLIGORS     NON-GUARANTOR    COMBINED
                                                  AND GUARANTOR     SUBSIDIARIES     TOTALS
                                                -----------------  --------------  ----------
Net sales.....................................      $      --        $  483,462    $  483,462

Cost and expenses:
  Cost of goods sold..........................             --           399,989       399,989
  Selling and general.........................             --            41,351        41,351
  Depreciation and amortization...............             --             7,980         7,980
                                                        -----      --------------  ----------
    Earnings from operations..................             --            34,142        34,142

Interest income (expense), net................             --            (2,989)       (2,989)
Other expense, net............................             --               (96)          (96)
                                                        -----      --------------  ----------
    Earnings before income taxes..............             --            31,057        31,057

Provision for income taxes....................             --            11,399        11,399
                                                        -----      --------------  ----------
Net earnings..................................      $      --        $   19,658    $   19,658
                                                        -----      --------------  ----------
                                                        -----      --------------  ----------

Note: Separate columns for the Anticipated Parent, the Co-obligors and the Guarantor are not presented as there were no amounts for such entities for the periods shown.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

14. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS: (CONTINUED)

                                                                 PREDECESSOR
                                                ---------------------------------------------
                                                FOR THE NINE MONTHS ENDED SEPTEMBER 25, 1996
                                                ---------------------------------------------
                                                   ANTICIPATED
                                                     PARENT,
                                                   CO-OBLIGORS     NON-GUARANTOR    COMBINED
                                                  AND GUARANTOR     SUBSIDIARIES     TOTALS
                                                -----------------  --------------  ----------
Net sales.....................................      $      --        $  363,308    $  363,308

Cost and expenses:
  Cost of goods sold..........................             --           300,185       300,185
  Selling and general.........................             --            33,286        33,286
  Depreciation and amortization...............             --             6,995         6,995
                                                        -----      --------------  ----------
    Earnings from operations..................             --            22,842        22,842

Interest income (expense), net................             --              (622)         (622)
Other expense, net............................             --              (298)         (298)
                                                        -----      --------------  ----------
    Earnings before income taxes..............             --            21,922        21,922

Provision for income taxes....................             --             8,342         8,342
                                                        -----      --------------  ----------
Net earnings..................................      $      --        $   13,580    $   13,580
                                                        -----      --------------  ----------
                                                        -----      --------------  ----------

Note: Separate columns for the Anticipated Parent, the Co-obligors and the Guarantor are not presented as there were no amounts for such entities for the periods shown.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

14. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS: (CONTINUED)

                                                    SUCCESSOR FOR THE THREE MONTHS ENDED DECEMBER 27, 1996
                            -------------------------------------------------------------------------------------------------------
                                      CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                            ----------------------------------------------------------
                               EURAMAX       AMERIMAX       EURAMAX         EURAMAX
                            INTERNATIONAL    HOLDINGS,      EUROPEAN       EUROPEAN          NON-
                                 PLC           INC.       HOLDINGS PLC   HOLDINGS, B.V    GUARANTOR                    CONSOLIDATED
                              (PARENT)      (GUARANTOR)   (CO-OBLIGOR)   (CO-OBLIGOR)    SUBSIDIARIES   ELIMINATIONS      TOTAL
                            -------------   -----------   ------------   -------------   ------------   ------------   ------------
Net sales.................     $    --        $    --        $  --          $   --         $125,529       $    --        $125,529
Cost and Expenses:
  Cost of goods sold......          --             --           --              --          104,055            --         104,055
  Selling and general.....          80             --           --              --           10,870            --          10,950
  Depreciation and
    amortization..........          --             --           --              --            2,591            --           2,591
                            -------------   -----------      -----          ------       ------------   ------------   ------------
  Earnings from
    operations............         (80)            --           --              --            8,013            --           7,933

Equity in earnings of
 subsidiaries.............       1,058          1,543          958           1,448               --        (5,007)             --
Interest expense, net.....          --         (3,361)        (726)           (938)          (1,162)           --          (6,187)
Other expense, net........          --             --           --              --             (235)           --            (235)
                            -------------   -----------      -----          ------       ------------   ------------   ------------
  Earnings before income
    taxes.................         978         (1,818)         232             510            6,616        (5,007)          1,511

Provision for income
 taxes....................         (28)        (1,215)        (254)           (328)           2,330            --             505
                            -------------   -----------      -----          ------       ------------   ------------   ------------
Net earnings..............       1,006           (603)         486             838            4,286        (5,007)          1,006
Dividends on redeemable
 preference shares........      (1,191)            --           --              --               --            --          (1,191)
                            -------------   -----------      -----          ------       ------------   ------------   ------------
Net earnings available for
 ordinary shareholders....     $  (185)       $  (603)       $ 486          $  838         $  4,286       $(5,007)       $   (185)
                            -------------   -----------      -----          ------       ------------   ------------   ------------
                            -------------   -----------      -----          ------       ------------   ------------   ------------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

14. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS: (CONTINUED)

                                                         SUCCESSOR FOR THE YEAR ENDED DECEMBER 26, 1997
                               ---------------------------------------------------------------------------------------------------
                                         CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                               ----------------------------------------------------------
                                  EURAMAX       AMERIMAX        EURAMAX        EURAMAX
                               INTERNATIONAL    HOLDINGS,      EUROPEAN       EUROPEAN        NON-
                                    PLC           INC.       HOLDINGS PLC   HOLDINGS, B.V   GUARANTOR                 CONSOLIDATED
                                 (PARENT)      (GUARANTOR)   (CO-OBLIGOR)   (CO-OBLIGOR)   SUBSIDIARIES ELIMINATIONS     TOTAL
                               -------------  -------------  -------------  -------------  -----------  ------------  ------------
Net sales....................    $      --      $      --      $      --      $      --     $ 557,014    $       --    $  557,014
Cost and Expenses:
  Cost of goods sold.........           --             --             --             --       454,180            --       454,180
  Selling and general........           --             --             --             --        49,239            --        49,239
  Depreciation and
    amortization.............           --             --             --             --        11,663            --        11,663
                               -------------  -------------       ------    -------------  -----------  ------------  ------------
  Earnings from operations...           --             --             --             --        41,932            --        41,932

Equity in earnings (losses)
 of subsidiaries.............        9,796          7,416           (959)         7,974            --       (24,227)           --
Interest income (expense),
 net.........................           --         (7,266)            52          1,366       (17,690)           --       (23,538)
Other income (expense),
 net.........................           --             --          1,951         (5,020)        4,176            --         1,107
                               -------------  -------------       ------    -------------  -----------  ------------  ------------
  Earnings before income
    taxes and extraordinary
    item.....................        9,796            150          1,044          4,320        28,418       (24,227)       19,501

Provision for income taxes...           --         (2,834)          (249)        (1,200)       12,230            --         7,947
                               -------------  -------------       ------    -------------  -----------  ------------  ------------
Earnings before extraordinary
 item........................        9,796          2,984          1,293          5,520        16,188       (24,227)       11,554
Extraordinary item--loss on
 debt refinancing, net of
 income tax benefit of
 $1,088......................           --             --             --             --         1,758            --         1,758
                               -------------  -------------       ------    -------------  -----------  ------------  ------------
Net earnings.................        9,796          2,984          1,293          5,520        14,430       (24,227)        9,796
Dividends on redeemable
 preference shares...........       (5,191)            --             --             --            --            --        (5,191)
                               -------------  -------------       ------    -------------  -----------  ------------  ------------
Net earnings available for
 ordinary shareholders.......    $   4,605      $   2,984      $   1,293      $   5,520     $  14,430    $  (24,227)   $    4,605
                               -------------  -------------       ------    -------------  -----------  ------------  ------------
                               -------------  -------------       ------    -------------  -----------  ------------  ------------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (THOUSANDS OF U. S. DOLLARS EXCEPT SHARE DATA)

14. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS: (CONTINUED)

                                                                   SUCCESSOR AS OF DECEMBER 27, 1996
                                   -------------------------------------------------------------------------------------------------
                                            CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                   --------------------------------------------------------
                                                                                 EURAMAX
                                      EURAMAX      AMERIMAX       EURAMAX       EUROPEAN
                                   INTERNATIONAL   HOLDINGS,     EUROPEAN       HOLDINGS,       NON-
                                        PLC          INC.      HOLDINGS PLC       B.V.        GUARANTOR                 CONSOLIDATED
                                     (PARENT)     (GUARANTOR)  (CO-OBLIGOR)   (CO-OBLIGOR)   SUBSIDIARIES ELIMINATIONS     TOTALS
                                   -------------  -----------  -------------  -------------  -----------  ------------  ------------
                                                                                ASSETS
Current assets:
  Cash and cash equivalents......    $     124     $      --     $      --      $      --     $  12,392    $       --    $   12,516
  Accounts receivable, net.......           --            --            --             --        60,767            --        60,767
  Inventories....................           --            --            --             --        87,235            --        87,235
  Deferred income taxes..........           --            --            --             --         1,483            --         1,483
  Other current assets...........           --            --            --             --         1,350            --         1,350
                                   -------------  -----------  -------------  -------------  -----------  ------------  ------------
    Total current assets.........          124            --            --             --       163,227            --       163,351
                                   -------------  -----------  -------------  -------------  -----------  ------------  ------------
Property, plant and equipment,
 net.............................           --            --            --             --       107,338            --       107,338
Amounts due from
 parent/affiliates...............       74,765            --            --          3,358        14,630       (92,753)           --
Goodwill.........................           --            --            --             --        40,926            --        40,926
Investment in consolidated
 subsidiaries....................       37,416       142,743        33,205         37,026            --      (250,390)           --
Other assets.....................        7,561         3,476           853          1,102         2,686            --        15,678
                                   -------------  -----------  -------------  -------------  -----------  ------------  ------------
                                     $ 119,866     $ 146,219     $  34,058      $  41,486     $ 328,807    $ (343,143)   $  327,293
                                   -------------  -----------  -------------  -------------  -----------  ------------  ------------
                                   -------------  -----------  -------------  -------------  -----------  ------------  ------------

                                                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............    $      --     $      --     $      --      $      --     $  38,221    $       --    $   38,221
  Accrued expenses...............           --            --            --             --        19,298            --        19,298
  Accrued interest payable.......        2,330           500           695            898           273            --         4,696
  Income taxes payable...........          (28)       (1,210)         (254)          (328)        3,337            --         1,517
  Current maturities of long-term
    debt.........................           --            --            --             --         2,000            --         2,000
                                   -------------  -----------  -------------  -------------  -----------  ------------  ------------
    Total current liabilities....        2,302          (710)          441            570        63,129            --        65,732
Long-term debt, less current
 maturities......................       80,200        25,000        23,900         30,900        49,740            --       209,740
Amounts due to
 parent/affiliates...............           --       105,532           884             --       (13,661)      (92,755)           --
Other liabilities................           --            --            --             --         4,722            --         4,722
Deferred income taxes............           --            --            --             --         9,735            --         9,735
                                   -------------  -----------  -------------  -------------  -----------  ------------  ------------
    Total liabilities............       82,502       129,822        25,225         31,470       113,665       (92,755)      289,929
                                   -------------  -----------  -------------  -------------  -----------  ------------  ------------
Redeemable preference shares.....       35,191            --            --             --            --            --        35,191
                                   -------------  -----------  -------------  -------------  -----------  ------------  ------------
Ordinary shareholders' equity:
  Ordinary shares................        1,000            --            78             23            75          (176)        1,000
  Paid-in capital................           --        17,000         6,922          9,077       209,425      (242,424)           --
  Retained earnings (deficit)....         (185)         (603)          486            838         4,284        (5,005)         (185)
  Cumulative foreign translation
    adjustment...................        1,358            --         1,347             78         1,358        (2,783)        1,358
                                   -------------  -----------  -------------  -------------  -----------  ------------  ------------
    Total ordinary shareholders'
      equity.....................        2,173        16,397         8,833         10,016       215,142      (250,388)        2,173
                                   -------------  -----------  -------------  -------------  -----------  ------------  ------------
                                     $ 119,866     $ 146,219     $  34,058      $  41,486     $ 328,807    $ (343,143)   $  327,293
                                   -------------  -----------  -------------  -------------  -----------  ------------  ------------
                                   -------------  -----------  -------------  -------------  -----------  ------------  ------------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (THOUSANDS OF U. S. DOLLARS EXCEPT SHARE DATA)

14. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS: (CONTINUED)

                                                                   SUCCESSOR AS OF DECEMBER 26, 1997
                                   -------------------------------------------------------------------------------------------------
                                            CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                   --------------------------------------------------------
                                                                                 EURAMAX
                                      EURAMAX      AMERIMAX       EURAMAX       EUROPEAN
                                   INTERNATIONAL   HOLDINGS,     EUROPEAN       HOLDINGS,       NON-
                                        PLC          INC.      HOLDINGS PLC       B.V.        GUARANTOR                 CONSOLIDATED
                                     (PARENT)     (GUARANTOR)  (CO-OBLIGOR)   (CO-OBLIGOR)   SUBSIDIARIES ELIMINATIONS     TOTALS
                                   -------------  -----------  -------------  -------------  -----------  ------------  ------------
                                                                                ASSETS
Current assets:
  Cash and cash equivalents......    $      --     $      --     $      --      $      --     $  12,914    $       --    $   12,914
  Accounts receivable, net.......           --            --            --             --        78,085            --        78,085
  Inventories....................           --            --            --             --        87,461            --        87,461
  Deferred income taxes..........           --            --            --             --           611            --           611
  Other current assets...........           --            --            --             --         1,703            --         1,703
                                   -------------  -----------  -------------  -------------  -----------  ------------  ------------
    Total current assets.........           --            --            --             --       180,774            --       180,774
Property, plant and equipment,
 net.............................           --            --            --             --       113,187            --       113,187
Amounts due from
 parent/affiliates...............       70,492        69,139        40,002         42,591            --      (222,224)           --
Goodwill.........................           --            --            --             --        76,910            --        76,910
Investment in consolidated
 subsidiaries....................       43,929        25,857          (213)        13,516            --       (83,089)           --
Deferred income tax asset........           --           448            --          2,138         8,418            --        11,004
Other assets.....................        2,070            --           856            934        12,015            --        15,875
                                   -------------  -----------  -------------  -------------  -----------  ------------  ------------
                                     $ 116,491     $  95,444     $  40,645      $  59,179     $ 391,304    $ (305,313)   $  397,750
                                   -------------  -----------  -------------  -------------  -----------  ------------  ------------
                                   -------------  -----------  -------------  -------------  -----------  ------------  ------------

                                                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdraft.................    $      --     $      --     $      --      $      --     $  11,470    $       --    $   11,470
  Accounts payable...............           --            --            --             --        42,575            --        42,575
  Accrued expenses...............           --            --            --             --        22,366            --        22,366
  Accrued interest payable.......           --         1,986           917            743         1,389            --         5,035
  Income taxes payable...........        2,010        (3,595)         (507)         7,626        (4,117)           --         1,417
  Deferred income taxes
    payable......................           --            --            --             --           974            --           974
  Current maturities of long- term
    debt.........................           --            --            --             --         3,924            --         3,924
                                   -------------  -----------  -------------  -------------  -----------  ------------  ------------
    Total current liabilities....        2,010        (1,609)          410          8,369        78,581            --        87,761
Long-term debt, less current
 maturities......................       70,605            --        27,179         37,216       105,292            --       240,292
Amounts due to
 parent/affiliates...............           --        77,779         3,954             --       140,491      (222,224)           --
Other liabilities................           --            --            --             --         8,266            --         8,266
Deferred income taxes............           --            --            --             --        17,555            --        17,555
                                   -------------  -----------  -------------  -------------  -----------  ------------  ------------
    Total liabilities............       72,615        76,170        31,543         45,585       350,185      (222,224)      353,874
                                   -------------  -----------  -------------  -------------  -----------  ------------  ------------
Redeemable preference shares.....       40,382            --            --             --            --            --        40,382
                                   -------------  -----------  -------------  -------------  -----------  ------------  ------------
Ordinary shareholders' equity:
  Ordinary shares................        1,000            --            78             23         4,970        (5,071)        1,000
  Paid-in capital................           --        17,000         6,922          9,077        89,458      (122,457)           --
  Retained earnings (deficit)....        4,420         2,381         1,779          6,358        18,714       (29,232)        4,420
  Dividends declared.............           --            --            --             --       (70,600)       70,600            --
  Minimum pension liability......         (535)         (107)         (428)            --          (535)        1,070          (535)
  Cumulative foreign translation
    adjustment...................       (1,391)           --           751         (1,864)         (888)        2,001        (1,391)
                                   -------------  -----------  -------------  -------------  -----------  ------------  ------------
    Total ordinary shareholders'
      equity.....................        3,494        19,274         9,102         13,594        41,119       (83,089)        3,494
                                   -------------  -----------  -------------  -------------  -----------  ------------  ------------
                                     $ 116,491     $  95,444     $  40,645      $  59,179     $ 391,304    $ (305,313)   $  397,750
                                   -------------  -----------  -------------  -------------  -----------  ------------  ------------
                                   -------------  -----------  -------------  -------------  -----------  ------------  ------------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

14. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS: (CONTINUED)

                                                                                        PREDECESSOR
                                                                        -------------------------------------------
                                                                           FOR THE YEAR ENDED DECEMBER 31, 1995
                                                                        -------------------------------------------
                                                                          ANTICIPATED
                                                                            PARENT,
                                                                          CO-OBLIGORS    NON-GUARANTOR    COMBINED
                                                                         AND GUARANTOR    SUBSIDIARIES     TOTALS
                                                                        ---------------  --------------  ----------
Cash flows from operating activities:
  Net earnings........................................................     $      --       $   19,658    $   19,658
  Reconciliation of net earnings to net cash provided by operating activities:
    Depreciation and amortization.....................................            --            7,980         7,980
    Provision for doubtful accounts...................................            --              388           388
    Gain on sales of assets...........................................            --              147           147
    Deferred income taxes.............................................            --             (526)         (526)
    Changes in operating assets and liabilities.......................            --          (21,682)      (21,682)
                                                                               -----     --------------  ----------
      Net cash provided by operating activities.......................            --            5,965         5,965
                                                                               -----     --------------  ----------
Cash flows from investing activities:
    Proceeds from sales of assets.....................................            --              177           177
    Capital expenditures..............................................            --          (17,429)      (17,429)
                                                                               -----     --------------  ----------
      Net cash used in investing activities...........................            --          (17,252)      (17,252)
                                                                               -----     --------------  ----------
Cash flows from financing activities:
    Net change in due to former parent................................            --           (7,486)       (7,486)
    Dividends paid....................................................            --           (4,037)       (4,037)
                                                                               -----     --------------  ----------
      Net cash used in financing activities...........................            --          (11,523)      (11,523)
                                                                               -----     --------------  ----------
Effect of exchange rate changes on cash...............................            --              278           278
                                                                               -----     --------------  ----------
Net increase in cash and equivalents..................................            --          (22,532)      (22,532)
Cash and equivalents at beginning of year.............................            --           35,119        35,119
                                                                               -----     --------------  ----------
Cash and equivalents at end of year...................................     $      --       $   12,587    $   12,587
                                                                               -----     --------------  ----------
                                                                               -----     --------------  ----------

Note: Separate columns for the Anticipated Parent, the Co-obligors and the Guarantor are not presented as there were no amounts for such entities for the periods shown.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

14. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS: (CONTINUED)

                                                                                        PREDECESSOR
                                                                        -------------------------------------------
                                                                           FOR THE YEAR ENDED SEPTEMBER 25, 1996
                                                                        -------------------------------------------
                                                                          ANTICIPATED
                                                                            PARENT,
                                                                          CO-OBLIGORS    NON-GUARANTOR    COMBINED
                                                                         AND GUARANTOR    SUBSIDIARIES     TOTALS
                                                                        ---------------  --------------  ----------
Cash flows from operating activities:
  Net earnings........................................................     $      --       $   13,580    $   13,580
  Reconciliation of net earnings to net cash provided by operating activities:
    Depreciation and amortization.....................................            --            6,995         6,995
    Provision for doubtful accounts...................................            --              827           827
    Gain on sales of assets...........................................            --             (168)         (168)
    Deferred income taxes.............................................            --             (339)         (339)
    Changes in operating assets and liabilities.......................            --             (654)         (654)
                                                                               -----     --------------  ----------
      Net cash provided by operating activities.......................            --           20,241        20,241
                                                                               -----     --------------  ----------
Cash flows from investing activities:
    Proceeds from sales of assets.....................................            --              233           233
    Capital expenditures..............................................            --          (11,518)      (11,518)
                                                                               -----     --------------  ----------
      Net cash used in investing activities...........................            --          (11,285)      (11,285)
                                                                               -----     --------------  ----------
Cash flows from financing activities:
    Net change in due to former parent................................            --          (20,973)      (20,973)
                                                                               -----     --------------  ----------
      Net cash used in financing activities...........................            --          (20,973)      (20,973)
                                                                               -----     --------------  ----------
Effect of exchange rate changes on cash...............................            --             (677)         (677)
                                                                               -----     --------------  ----------
Net decrease in cash and equivalents..................................            --          (12,694)      (12,694)
Cash and equivalents at beginning of year.............................            --           12,587        12,587
                                                                               -----     --------------  ----------
Cash and equivalents at end of year...................................     $      --       $     (107)   $     (107)
                                                                               -----     --------------  ----------
                                                                               -----     --------------  ----------

Note: Separate columns for the Anticipated Parent, the Co-obligors and the Guarantor are not presented as there were no amounts for such entities for the periods shown.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

14. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS: (CONTINUED)

                           --------------------------------------------------------------------------------------------------------
                                                    SUCCESSOR FOR THE THREE MONTHS ENDED DECEMBER 27, 1996
                           --------------------------------------------------------------------------------------------------------
                                     CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                           ----------------------------------------------------------
                              EURAMAX       AMERIMAX       EURAMAX         EURAMAX
                           INTERNATIONAL    HOLDINGS,      EUROPEAN       EUROPEAN
                                PLC           INC.       HOLDINGS PLC   HOLDINGS, B.V   NON-GUARANTOR                  CONSOLIDATED
                             (PARENT)      (GUARANTOR)   (CO-OBLIGOR)   (CO-OBLIGOR)    SUBSIDIARIES    ELIMINATIONS      TOTAL
                           -------------   -----------   ------------   -------------   -------------   ------------   ------------
Cash flows from operating
 activities:
  Net earnings...........    $  1,006       $    (603)     $    486       $    838        $  4,286        $ (5,007)     $   1,006
  Reconciliation of net
    earnings to net cash
    provided by (used in)
    operating activities:
    Depreciation and
      amortization.......          --              --            --             --           2,591              --          2,591
    Provision for
      doubtful
      accounts...........          --              --            --             --             221              --            221
    Gain on sales of
      assets.............          --              --            --             --              (7)             --             (7)
    Deferred income
      taxes..............          --              --            --             --            (761)             --           (761)
    Equity in earnings of
      subsidiaries.......      (1,058)         (1,543)         (958)        (1,448)             --           5,007             --
    Changes in operating
      assets and
      liabilities........      (1,216)          2,266           717            927          22,633              --         25,327
                           -------------   -----------   ------------   -------------   -------------   ------------   ------------
      Net cash provided
        by (used in)
        operating
        activities.......      (1,268)            120           245            317          28,963              --         28,377
                           -------------   -----------   ------------   -------------   -------------   ------------   ------------
Cash flows from investing
 activities:
  Purchase of Fabricated
    Products.............     (35,000)       (141,200)      (30,900)       (35,500)        (41,713)         33,100       (251,213)
  Proceeds from sale of
    assets...............          --              --            --             --              92              --             92
  Capital expenditures...          --              --            --             --            (682)             --           (682)
                           -------------   -----------   ------------   -------------   -------------   ------------   ------------
      Net cash used in
        investing
        activities.......     (35,000)       (141,200)      (30,900)       (35,500)        (42,303)         33,100       (251,803)
                           -------------   -----------   ------------   -------------   -------------   ------------   ------------
Cash flows from financing
 activities:
  Proceeds from long-term
    debt.................      80,200          44,000        23,900         30,900          56,000              --        235,000
  Proceeds from issuance
    of preference
    shares...............      34,000              --            --             --              --              --         34,000
  Proceeds from issuance
    of ordinary shares...       1,000          17,000         7,000          9,100              --         (33,100)         1,000
  Deferred financing
    fees.................      (2,935)         (3,659)         (875)        (1,131)         (1,330)             --         (9,930)
  Repayment of debt......          --         (19,000)           --             --          (6,164)             --        (25,164)
  Other..................          --              --            --             --          (1,555)             --         (1,555)
  Due to/from parent or
    affiliate............     (75,873)        102,739           630         (3,686)        (23,810)             --             --
                           -------------   -----------   ------------   -------------   -------------   ------------   ------------
      Net cash provided
        by financing
        activities.......      36,392         141,080        30,655         35,183          23,141         (33,100)       233,351
                           -------------   -----------   ------------   -------------   -------------   ------------   ------------
  Effect of exchange rate
    changes on cash......          --              --            --             --           2,698              --          2,698
                           -------------   -----------   ------------   -------------   -------------   ------------   ------------
  Net increase in cash
    and equivalents......         124              --            --             --          12,499              --         12,623
  Cash and equivalents at
    beginning of
    period...............          --              --            --             --            (107)             --           (107)
                           -------------   -----------   ------------   -------------   -------------   ------------   ------------
Cash and equivalents at
 end of period...........    $    124       $      --      $     --       $     --        $ 12,392        $     --      $  12,516
                           -------------   -----------   ------------   -------------   -------------   ------------   ------------
                           -------------   -----------   ------------   -------------   -------------   ------------   ------------
Noncash investing and
 financing activities:
Dividends accrued on
 preference shares.......    $  1,191       $      --      $     --       $     --        $     --        $     --      $   1,191
Supplemental cash flow
 information:
  Foreign income taxes
    paid, net............    $     --       $      --      $     --       $     --        $      3        $     --      $       3

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

14. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS: (CONTINUED)

                           --------------------------------------------------------------------------------------------------------
                                                        SUCCESSOR FOR THE YEAR ENDED DECEMBER 26, 1997
                           --------------------------------------------------------------------------------------------------------
                                     CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                           ----------------------------------------------------------
                              EURAMAX       AMERIMAX       EURAMAX         EURAMAX
                           INTERNATIONAL    HOLDINGS,      EUROPEAN       EUROPEAN
                                PLC           INC.       HOLDINGS PLC   HOLDINGS, B.V   NON-GUARANTOR                  CONSOLIDATED
                             (PARENT)      (GUARANTOR)   (CO-OBLIGOR)   (CO-OBLIGOR)    SUBSIDIARIES    ELIMINATIONS      TOTAL
                           -------------   -----------   ------------   -------------   -------------   ------------   ------------
Cash flows from operating
 activities:
  Net earnings...........     $ 9,796       $  2,984       $ 1,293         $ 5,520        $ 14,430        $(24,227)      $  9,796
  Reconciliation of net
    earnings to cash
    provided by (used in)
    operating activities:
    Depreciation and
      amortization.......          --             --            --              --          11,663              --         11,663
    Provision for
      doubtful
      accounts...........          --             --            --              --           1,858              --          1,858
    (Gain) loss on sales
      of assets..........          --             --            --              --              (2)             --             (2)
    Deferred income
      taxes..............          --           (448)           --          (2,138)          1,396              --         (1,190)
    Loss on debt
      extinguishment.....          --             --            --              --           2,846              --          2,846
    Equity in (earnings)
      losses of
      subsidiaries.......      (9,796)        (7,416)          959          (7,974)             --          24,227             --
    Changes in operating
      assets and
      liabilities........      (1,806)         2,576           171           8,115          (5,250)             --          3,806
                           -------------   -----------   ------------   -------------   -------------   ------------   ------------
      Net cash provided
        by (used in)
        operating
        activities.......      (1,806)        (2,304)        2,423           3,523          26,941              --         28,777
                           -------------   -----------   ------------   -------------   -------------   ------------   ------------
Cash flows from investing
 activities:
  Adjustment of purchase
    of Fabricated
    Products.............       3,487             --            --              --              --              --          3,487
  Proceeds from sale of
    assets...............          --             --            --              --             289              --            289
  Proceeds from
    disposition of
    businesses...........          --             --            --              --          12,764              --         12,764
  Purchases of
    businesses...........          --             --            --              --         (78,473)             --        (78,473)
  Capital expenditures...          --             --            --              --          (7,184)             --         (7,184)
                           -------------   -----------   ------------   -------------   -------------   ------------   ------------
      Net cash provided
        by (used in)
        investing
        activities.......       3,487             --            --              --         (72,604)             --        (69,117)
                           -------------   -----------   ------------   -------------   -------------   ------------   ------------
Cash flows from financing
 activities:
  Cash overdraft.........          --             --            --              --          11,470              --         11,470
  Repayment of debt......          --        (25,000)           --              --         (14,291)             --        (39,291)
  Proceeds from long-term
    debt.................          --             --            --              --          73,333              --         73,333
  Deferred financing
    fees.................          --             --            --              --          (1,268)             --         (1,268)
  Due to/from parent or
    affiliate............      (1,809)        27,304        (4,100)         (2,415)        (18,980)             --             --
                           -------------   -----------   ------------   -------------   -------------   ------------   ------------
      Net cash provided
        by (used in)
        financing
        activities.......      (1,809)         2,304        (4,100)         (2,415)         50,264              --         44,244
                           -------------   -----------   ------------   -------------   -------------   ------------   ------------
  Effect of exchange rate
    changes on cash......           4             --         1,677          (1,108)         (4,079)             --         (3,506)
                           -------------   -----------   ------------   -------------   -------------   ------------   ------------
  Net increase in cash
    and equivalents......        (124)            --            --              --             522              --            398
  Cash and equivalents at
    beginning of
    period...............         124             --            --              --          12,392              --         12,516
                           -------------   -----------   ------------   -------------   -------------   ------------   ------------
  Cash and equivalents at
    end of period........     $    --       $     --       $    --         $    --        $ 12,914        $     --       $ 12,914
                           -------------   -----------   ------------   -------------   -------------   ------------   ------------
                           -------------   -----------   ------------   -------------   -------------   ------------   ------------
Noncash financing and
 investing activities:
  Dividends accrued on
    preference shares....     $ 5,191       $     --       $    --         $    --        $     --        $     --       $  5,191
  Purchase of business
    financed in part with
    a note payable to
    seller...............     $    --       $     --       $    --         $    --        $    800        $     --       $    800
  Sale of business
    financed in part with
    a note receivable
    from purchaser.......     $    --       $     --       $    --         $    --        $    500        $     --       $    500
Supplemental cash flow
 information:
  Income taxes paid,
    net..................     $    --       $     --       $    --         $    --        $  3,165        $     --       $  3,165
  Interest paid..........     $    --       $     --       $    --         $    --        $ 22,306        $     --       $ 22,306

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY MANAGEMENT

    The following sets forth certain information with respect to the persons who are members of the Board of Directors and key officers of the Company and its subsidiaries.

NAME                                         AGE                                   POSITION
---------------------------------------      ---      -------------------------------------------------------------------
J. David Smith.........................          48   Chief Executive Officer, President and Director
Frank T. Geist.........................          52   Executive Vice President
R. Scott Vansant.......................          36   Vice President, Finance and Administration, Secretary
Mitchell B. Lewis......................          35   Group Vice President--Amerimax Building Products, Inc. and Fabral,
                                                      Inc.
Neil E. Bashore........................          48   President, General Manager--Amerimax Home Products, Inc.
Jo Cuypers.............................          57   Managing Director--Euramax Coated Products B.V.
Roger A. Walters.......................          56   Managing Director--Euramax Coated Products Limited
David C. Pugh..........................          48   Managing Director--Ellbee Ltd.
Gerard D. Papazian.....................          44   President, General Manager--Fabral, Inc.
Joseph M. Silvestri....................          36   Director
Richard M. Cashin......................          44   Director
William Ty Comfort.....................          31   Director
Rolly van Rappard......................          36   Director
Paul E. Drack..........................          70   Director
Stuart M. Wallis.......................          52   Director, Non-executive Chairman

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

    MITCHELL B. LEWIS has been Group Vice President of Amerimax Building Products, Inc. and Fabral, Inc. since 1997. Prior to being appointed Group Vice President, he was General Manager of Amerimax Building Products, Inc. from 1993 to 1996 and Assistant General Manager of Amerimax Building Products, Inc. from 1991 to 1993. Prior to 1991, Mr. Lewis served as corporate counsel with Alumax. Prior to joining Alumax, Mr. Lewis practiced law, specializing in mergers and acquisitions.

    NEIL E. BASHORE was General Manager of Amerimax Home Products, Inc. from 1993 to 1996, at which time he became President and General Manager. From 1981 to 1993, Mr. Bashore served as Manufacturing Manager of Amerimax Home Products, Inc. and has served in other management positions with the Company since 1975.

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

    DAVID C. PUGH has been Managing Director of Euramax Ellbee Ltd. since 1996. Prior to the Acquisition, Mr. Pugh held several positions with Alumax, including Sales Director and Production Director of Euramax Ellbee Ltd.

    GERARD D. PAPAZIAN has been President of Fabral, Inc. since November 1991. Prior to that he was a Vice President-Sales and Marketing for Alcan Building Products in Canada and a member of the Executive Management team for six years.

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

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth the aggregate compensation earned by Company's executive officers who earned $100,000 or more during the years ended December 26, 1997, and December 27, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                         ANNUAL COMPENSATION
                                                                  ---------------------------------      ALL OTHER
NAME AND PRINCIPAL POSITION                                         YEAR       SALARY      BONUS      COMPENSATION(1)
----------------------------------------------------------------  ---------  ----------  ----------  -----------------
J. David Smith, Chief Executive Officer, President and
  Director......................................................       1997  $  234,913  $  171,581      $   6,463
                                                                       1996     174,855      93,840          6,696

Frank T. Geist, Executive Vice President........................       1997     177,017     106,836          7,000
                                                                       1996     137,436      65,563          5,756

Mitchell B. Lewis, Group Vice President.........................       1997     146,636      75,999          4,881

R. Scott Vansant, Vice President, Finance and Administration....       1997     126,502      74,462          3,979

------------------------

(1) Other compensation consists of the Company's matching contributions to 401(k) plans, as well as the contributions made by the Company to the defined contribution plan.

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

EMPLOYMENT AGREEMENTS

    Mr. Smith is party to an employment agreement with the Company which expires on September 25, 1998. The agreement provides for a minimum annual salary of $250,000 and bonuses based on the achievement of certain operating income and return on asset targets established by the Board of Directors of the Company in consultation with Mr. Smith. Subject to certain exceptions, in the event Mr. Smith is terminated by the Company (other than for cause), Mr. Smith will be entitled to receive his annual salary for a period of twenty-four months following the date of such termination.

    Mr. Geist is party to an employment agreement with the Company which expires on September 25, 1998. The agreement provides for a minimum annual salary of $182,000 and bonuses based on the achievement of certain operating income and return on asset targets established by the Board of Directors of the Company in consultation with Mr. Geist. Subject to certain exceptions, in the event Mr. Geist is terminated by the Company (other than for cause), Mr. Geist will be entitled to receive his annual salary for a period of twenty-four months following the date of such termination.

    Each of the Employment Agreements also require the Company to maintain benefits for Mr. Smith and Geist equal to: (i) basic and supplemental life insurance in total equal to 4 1/2 times base pay, (ii) accidental death and dismemberment insurance equal to 4 1/2 times base pay, and (iii) long-term disability insurance equal to 2/3 base pay plus target bonus.

MANAGEMENT EQUITY PARTICIPATION

    In connection with the Acquisition, in order to provide financial incentives for certain of its employees, the Company provided for certain rights with respect to the Ordinary Shares and the Preference Shares purchased by the Management Investors. On the Closing Date, the Management Investors purchased an aggregate of approximately $1 million of Ordinary Shares and Preference Shares. The Ordinary Shares and Preference Shares of the Management Investors are subject to certain call provisions exercisable by the Company and/or the Investor Group in the event of the termination of a Management Investor's employment with the Company and its subsidiaries.

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

                                             NUMBER OF       PERCENTAGE OF        NUMBER OF         PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER      ORDINARY SHARES   ORDINARY SHARES   PREFERENCE SHARES   PREFERENCE SHARES
----------------------------------------  ---------------   ---------------   -----------------   -----------------
ACP (1)                                       391,080            39.1%           14,813,920             43.6%
  6099 Riverside Drive, Suite 201
  Dublin, Ohio 43017

CVC Europe                                    386,280            38.6%           14,778,720             43.5%
  P.O. Box 87
  18 Grenville Street
  St. Helier, Jersey
  JE4 8PX, Channel Islands

Banque Paribas                                 85,840             8.6%            3,284,160              9.7%
  787 7th Avenue
  New York, NY 10019

J. David Smith                                 22,800             2.3%              167,200           *
  5731 Mt. Repose Lane
  Norcross, GA 30092

Frank T. Geist                                 14,400             1.4%              105,600           *
  6005 State Bridge Rd., #517
  Duluth GA 30136

R. Scott Vansant                                7,200           *                    52,800           *
  150 Brightmore Way
  Alpharetta, GA 30005

Mitchell B. Lewis                              16,800             1.7%              123,200           *
  4112 BlackPool
  Plano, TX 75093

Joseph M. Silvestri (2)                             0           *                         0           *

Richard M. Cashin (2)                               0           *                         0           *

William Ty Comfort                                  0           *                         0           *

Rolly van Rappard (2)                               0           *                         0           *

Paul E. Drack                                   1,600           *                    48,400           *

Stuart M. Wallis                               20,000             2.0%              230,000           *

Executive Officers and Directors as a         117,600            11.8%              982,400              2.9%
  Group (15 persons)

------------------------

* Less than 1%

(1) ACP is an affiliate of Citicorp Venture Capital, Ltd.

(2) Does not include 396,000 ordinary shares and 14,904,000 Preference Shares held by CVC Europe. Messrs. Silvestri, Cashin and van Rappard are officers of affiliates of CVC Europe.

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

REGISTRATION RIGHTS AGREEMENT

    On the Closing Date of the Acquistion, September 25, 1996, the Company entered into a registration rights agreement (the "Registration Agreement") with certain of the Company's existing shareholders. Pursuant to the terms of the Registration Agreement, such shareholders have the right to require the Company, at the Company's sole cost and expense and subject to certain limitations, to register under the Securities Act or list on any internationally recognized stock exchange all or part of the Ordinary Shares held by such shareholders (the "Registrable Securities"). All such shareholders will be entitled to participate in all registrations by the Company or other shareholders, subject to certain limitations. In connection with all such registrations, the Company has agreed to indemnify all holders of Registrable Securities against certain liabilities, including liabilities under the Securities Act and other applicable state or foreign securities laws. Registrations pursuant to the Registration Agreement will be made, if applicable, on the appropriate registration form and may be underwritten registrations.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Euramax International plc and its subsidiaries are included in Part II, Item 8.

     Report of Independent Accountants

     Consolidated Balance Sheets at December 26, 1997 and December 27, 1996

     Consolidated Statements of Earnings for the year ended December 26, 1997, the three months ended December 27, 1996 (successor periods), the nine months ended September 25, 1996, and the year ended December 31, 1995 (predecessor periods).

     Consolidated Statements of Changes in Equity for the year ended December 26, 1997, the three months ended December 27, 1996 (successor periods), the nine months ended September 25, 1996, and the year ended December 31, 1995 (predecessor periods).

     Consolidated Statements of Cash Flows for the year ended December 26, 1997, the three months ended December 27, 1996 (successor periods), the nine months ended September 25, 1996, and the year ended December 31, 1995 (predecessor periods).

     Notes to consolidated financial statements

(a)(2) Financial Statement Schedule

     Report of Independent Accountants

     Schedule II--Valuation Account

(b) The Company filed no reports on Form 8-K during the three months ended December 26, 1997.

(c)   Exhibits:

  2.1  Purchase Agreement dated as of April 28, 1997, among the Company and
         Genstar Capital Corporation ("GCC"), Ontario Teachers' Pension Plan
         Board and the Management Stockholders of Gentek Holdings, Inc.
         ("Holdings") as sellers GCC as sellers' representative; Holdings and Gentek Building Products, Inc. ("GBPI"). (Incorporated by reference to
         Exhibit 2.1 of the Registrant's Form 8-K filed August 1, 1997).
  3.1* Articles of Association of Euramax International plc
  3.2* Memorandum and Articles of Association of Euramax European Holdings plc
  3.3* Articles of Association of Euramax International B.V.
  3.4* Articles of Incorporation of Amerimax Holdings, Inc.
  3.5* Bylaws of Amerimax Holdings, Inc.
  4.3* Indenture, dated as of September 25, 1996, by and among Euramax
         International plc, Euramax European Holdings plc, Euramax European
         Holdings B.V., Amerimax Holdings, Inc. and the Chase Manhattan Bank, as
         Trustee.
  4.4* Deposit Agreement, dated as of September 25, 1996, by and among Euramax
         International plc, Euramax European Holdings plc, Euramax European
         Holdings B.V., and The Chase Manhattan Bank, as book-entry depositary
  4.5* Registration Rights Agreement, dated as of September 25, 1996, by and among Euramax International plc, Euramax European Holdings plc, Euramax
         European Holdings B.V., Amerimax Holdings, Inc. and J.P. Morgan
         Securities Inc. and Goldman Sachs & Co.

  4.6* Purchase Agreement dated as of September 18, 1996, by and among Euramax
         International Ltd., Euramax European Holdings Ltd., Euramax European
         Holdings B.V., Amerimax Holdings, Inc. and J.P. Morgan Securities Inc.
         and Goldman Sachs & Co.
 10.1* Purchase Agreement, dated as of June 24, 1996, by and between Euramax
         International Ltd. and Alumax Inc.
 10.2* Executive Employment Agreement, dated as of September 25, 1996, by and between J. David Smith and Euramax International plc
 10.3* Executive Employment Agreement, dated as of September 25, 1996, by and between Frank T. Geist and Euramax International plc
 10.5* Domestic Security Agreement, dated as of September 25, 1996, by Amerimax
         Holdings, Inc. in favor of Banque Paribas, as agent
 10.6* Domestic Security Agreement, dated as of September 25, 1996, by Amerimax
         Fabricated Products, Inc. in favor of Banque Paribas, as agent
 10.7* Domestic Security Agreement, dated as of September 25, 1996, by Amerimax
         Home Products, Inc. in favor of Banque Paribas, as agent
 10.8* Domestic Security Agreement, dated as of September 25, 1996, by Amerimax
         Building Products, Inc. in favor of Banque Paribas, as agent
 10.9* Domestic Security Agreement, dated as of September 25, 1996, by Amerimax
         Coated Products, Inc. in favor of Banque Paribas, as agent
 10.10* Domestic Security Agreement, dated as of September 25, 1996, by Johnson
         Door Products, Inc. in favor of Banque Paribas, as agent
 10.11* Domestic Security Agreement, dated as of September 25, 1996, by Amerimax
         Specialty Products, Inc. in favor of Banque Paribas, as agent
 10.12* Domestic Subsidiary Guaranty, dated as of September 25, 1996, by each of
         Amerimax Home Products, Inc., Amerimax Specialty Products, Inc.,
         Amerimax Building Products, Inc., Amerimax Coated Products and Johnson
         Door Products, Inc. in favor of the Guarantied Parties referred to therein
 10.13* U.S. Holdings Guaranty, dated as of September 25, 1996, by Amerimax
         Holdings, Inc. in favor of the Guaranteed Parties referred to therein
 10.14* U.S. Holdings Pledge Agreement, dated as of September 25, 1996, by
         Amerimax Holdings, Inc., to Banque Paribas, as Agent
 10.15* U.S. Operating Co. Guaranty, dated as of September 25, 1996, by Amerimax
         Fabricated Products, Inc. in favor of the Guarantied Parties referred to therein
 10.16* U.S. Operating Co. Pledge Agreement dated as of September 25, 1996, by
         Amerimax Fabricated Products, Inc. to Banque Paribas, as Agent
 10.17* Euramax Assignment Agreement, dated as of September 25, 1996, by Euramax
         International plc in favor of Banque Paribas, as Agent
 10.18* Euramax Pledge Agreement, dated as of September 25, 1996, by Euramax
         International plc to Banque Paribas, as Agent
 10.19* Building Products Pledge Agreement, dated as of September 25, 1996, by
         Amerimax Building Products, Inc. to Banque Paribas, as Agent
 10.20* Dutch Holdings Guaranty, dated as of September 25, 1996, by Euramax
         European Holdings B.V. in favor of the Guarantied Parties referred to therein
 10.21* Dutch Company Guaranty, dated as of September 25, 1996, by Euramax
         Netherlands B.V., in favor of the Guarantied Parties referred to therein
 10.22* Dutch Operating Co. Guaranty, dated as of September 25, 1996, by Euramax
         Europe B.V., in favor of the Guarantied Parties referred to therein
 10.23* Dutch Subsidiary Guaranty, dated as of September 25, 1996, by Euramax
         Coated Products B.V., in favor of the Guarantied Parties referred to therein

 10.24 Amended and Restated Credit Agreement, dated as of July 16, 1997, by and among Amerimax Fabricated Products, Euramax Holdings Limited, Euramax
         Europe B.V, Euramax Netherlands B.V., as Borrowers; Euramax
         International plc, Amerimax Holdings, Inc., Euramax European Holdings
         plc, Euramax European Holdings B.V., Euramax Europe Limited and certain of their operating subsidiaries, as other Loan Parties; Banque Paribas, as Agent, as a Lender and as the Issuer; and the other lenders named therein. (Incorporated by Reference to Exhibit 10.1 of the Registrant's
         Form 10-Q for the quarter ended June 28, 1997).
 10.25 Amendment to Credit Agreement, dated as of December 18, 1997, by and among
         Amerimax Fabricated Products, Euramax Holdings Limited, Euramax Europe
         B.V., Euramax Netherlands B.V., as Borrowers; Euramax International plc,
         Amerimax Holdings, Inc., Euramax European Holdings plc, Euramax European
         Holdings B.V., Euramax Europe Limited and certain of their operating subsidiaries, as other Loan Parties; Banque Paribas, as Agent, as a
         Lender and as the Issuer; and the other lenders named therein.
 21.1  Subsidiaries of Euramax International plc
 27    Financial Data Schedule

------------------------

* Incorporated by reference to the Exhibit with the same number in the Registrant's Registration Statement on Form S-4 (333-05978) which became effective on February 7, 1997

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Euramax International plc has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Euramax International plc

                                By:              /s/ J. DAVID SMITH
                                     -----------------------------------------
                                                   J. David Smith
                                       CHIEF EXECUTIVE OFFICER AND PRESIDENT

    Dated: March 12, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Euramax International plc and in the capacities and on the dated indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

    By: /s/ J. DAVID SMITH
------------------------------  Chief Executive Officer,      March 12, 1998
        J. David Smith            President and Director

                                V.P. Finance and
   By: /s/ R. SCOTT VANSANT       Administration and
------------------------------    Secretary (Principal        March 12, 1998
       R. Scott Vansant           Financial and Accounting
                                  Officer)

  By: /s/ RICHARD M. CASHIN
------------------------------  Director                      March 12, 1998
      Richard M. Cashin

 By: /s/ JOSEPH M. SILVESTRI
------------------------------  Director                      March 12, 1998
     Joseph M. Silvestri

  By: /s/ WILLIAM TY COMFORT
------------------------------  Director                      March 12, 1998
      William Ty Comfort

  By: /s/ ROLLY VAN RAPPARD
------------------------------  Director                      March 12, 1998
      Rolly Van Rappard

    By: /s/ PAUL E. DRACK
------------------------------  Director                      March 12, 1998
        Paul E. Drack

   By: /s/ STUART M. WALLIS
------------------------------  Director                      March 12, 1998
       Stuart M. Wallis

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Euramax International plc

    In connection with our audit of the consolidated financial statements of Euramax International plc and Subsidiaries as of December 27, 1996 and December 26, 1997, and the related consolidated statements of earnings and cash flows for the year ended December 31, 1995, the nine months ended September 25, 1996, the three months ended December 27, 1996, and the year ended December 26, 1997, which financial statements are included in the Form 10-K, we have also audited the financial statement schedule listed in Item 14(a)(2) herein.

    In our opinion, this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                 COOPERS & LYBRAND L.L.P.

Atlanta Georgia
February 27, 1998

                           EURAMAX INTERNATIONAL PLC
                       VALUATION AND QUALIFYING ACCOUNTS
                           THOUSANDS OF U.S. DOLLARS

                                                                                 CHARGED TO
                                                                     CHARGED TO    OTHER
                                                         BALANCE AT  COSTS AND   ACCOUNTS-   DEDUCTIONS-
               DESCRIPTION                 CLASSIFICATION BEGINNING   EXPENSES   DESCRIBE(1) DESCRIBE(2)  BALANCE AT END
-----------------------------------------  ------------  ----------  ----------  ----------  -----------  --------------
FOR THE YEAR ENDED DECEMBER 26, 1997
Allowance for doubtful accounts               A/R, net     ($3,404)    ($1,489)        $94       $1,305        ($3,494)

FOR THE 3 MONTHS ENDED DECEMBER 27, 1996
Allowance for doubtful accounts               A/R, net     ($3,062)      ($221)      ($143)         $22        ($3,404)

FOR THE 9 MONTHS ENDED SEPTEMBER 25, 1996
Allowance for doubtful accounts               A/R, net     ($2,582)      ($827)       ($44)        $391        ($3,062)

Note:

(1) Changes due to foreign currency translation adjustment.

(2) Write-off of bad debts, net of recoveries. Also included in this amount are adjustments for divestitures and the acquisition of Fabral in 1997.

EXHIBIT 10.25

      AMENDMENT (this "Amendment"), dated as of December 18, 1997 (this "Amendment") among Euramax International plc, a company existing under the laws of England and Wales ("Euramax"), the other Loan Parties referred to below, the Lenders and Issuer referred to below and Banque Paribas, as agent for said Lenders and Issuer (in such capacity, the "Agent"), to the Amended and Restated Credit Agreement, dated as of July 16, 1997 (said Agreement, as the same may be amended, supplemented or otherwise modified from time to time, being the "Credit Agreement", and the terms defined therein being used herein as therein defined), among Euramax, the other Loan Parties party thereto, the financial institutions party thereto (the "Lenders"), the Issuer party thereto (the "Issuer") and the Agent.

                        W I T N E S E T H :

      WHEREAS, the Loan Parties have requested that the Lenders, the Issuer and the Agent agree to amend the Credit Agreement to provide for a reduction in the interest payable on the Loans and fees payable in respect of Letters of Credit, in each case based upon a ratio of Indebtedness to EBITDA, all as more fully set forth below; and

      WHEREAS, the Lenders, the Issuer and the Agent are willing to agree to such amendments as set forth;

      NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein, the parties hereto agree as follows:

      Section 1. AMENDMENTS TO THE CREDIT AGREEMENT. The Credit Agreement is, subject to the satisfaction of the conditions precedent set forth in
Section 2 hereof, hereby amended as follows:

      1.1. AMENDMENTS TO SECTION 1.1. (a) Section 1.1 thereof is amended by adding thereto, in appropriate alphabetical order, the following new defined terms:

      "`LEVEL I RATE PERIOD' means, with respect to any Loan, each period (a) commencing on the last day of any Fiscal Quarter (i) as at the end of which the Ratio of Total Debt to EBITDA for the four Fiscal Quarters ended on such day exceeds 5.00 to 1.00, as reflected in a Ratio Notice with respect to such four Fiscal Quarters, or (ii) with respect to which four Fiscal Quarters period no Ratio Notice shall have been timely delivered, and (b) ending on the last day of the next succeeding Fiscal Quarter."

      "`LEVEL II RATE PERIOD' means, with respect to any Loan, each period commencing on the last day of a Fiscal Quarter as at the end of which the Ratio of Total Debt to EBITDA for the four Fiscal Quarters ended on such day does not exceed 5.00 to 1.00 but is in excess of 4.50 to 1.00, as reflected in a Ratio Notice with respect to such four Fiscal Quarters, and ending on the last day of the next succeeding Fiscal Quarter."

      "`LEVEL III RATE PERIOD' means, with respect to any Loan, each period commencing on the last day of a Fiscal Quarter as at the end of which the Ratio of Total Debt to EBITDA for the four Fiscal Quarters ended on such day does not exceed 4.50 to 1.00 but is in excess of 4.00 to 1.00, as reflected in a Ratio Notice with respect to such four Fiscal Quarters, and ending on the last day of the next succeeding Fiscal Quarter."

      "`LEVEL IV RATE PERIOD' means, with respect to any Loan, each period commencing on the last day of a Fiscal Quarter as at the end of which the Ratio of Total Debt to EBITDA for the four Fiscal Quarters ended on such day does not exceed 4.00 to 1.00 but is in excess of 3.50 to 1.00, as reflected in a Ratio Notice with respect to such four Fiscal Quarters, and ending on the last day of the next succeeding Fiscal Quarter."

      "`LEVEL V RATE PERIOD' means, with respect to any Loan, each period commencing on the last day of a Fiscal Quarter as at the end of which the ratio of Total Debt to EBITDA for the four Fiscal Quarters ended on such day is equal to or less than 3.50 to 1.00, as reflected in a Ratio Notice with respect to such four Fiscal Quarters, and ending on the last day of the next succeeding Fiscal Quarter."

      "`RATIO NOTICE' means a written notice, delivered by Euramax to the Agent, the Issuer and each Lender within 45 days after the last day of any Fiscal Quarter, pursuant to which the Chief Financial Officer of Euramax shall have certified the Ratio of Total Debt to EBITDA for the period consisting of the four consecutive Fiscal Quarters ended on such last day."

      "`RATIO OF TOTAL DEBT TO EBITDA' means the ratio of (a) the sum of (i) Senior Indebtedness of Euramax and its Subsidiaries PLUS (ii) any amounts outstanding under the Senior Subordinated Notes issued by Euramax and its Subsidiaries to (b) EBITDA of Euramax and its Subsidiaries."

      (b) Section 1.1 thereof is further amended by deleting the definitions therein of "APPLICABLE BASE RATE MARGIN" and "APPLICABLE EUROCURRENCY RATE MARGIN" and substituting therefor, respectively, the following definitions:

      "`APPLICABLE BASE RATE MARGIN' means:

      (a) in the case of all Loans other than the U.S. Dollar Term B Loans and the U.S. Dollar Term C Loans, (i) 1.25% at all times during each Level I Rate Period, (ii) 1.00% at all times during each Level II Rate Period, (iii) 0.75% at all times during each Level III Rate Period, (iv) 0.50% at all times during each Level IV Rate Period and

(v) 0.25% at all times during each Level V Rate Period; and

      (b) in the case of the U.S. Dollar Term B Loans and the U.S. Dollar Term C Loans, (i) 1.75% at all times during each Level I Rate Period, (ii) 1.50% at all times during each Level II Rate Period, (iii) 1.25% at all times during each Level III Rate Period and (iv) 1.00% at all times during each Level IV Rate Period and each Level V Rate Period."

      "`APPLICABLE EUROCURRENCY RATE MARGIN' means:

      (a) in the case of all Loans other than the U.S. Dollar Term B Loans and the U.S. Dollar Term C Loans, (i) 2.25% at all times during each Level I Rate Period, (ii) 2.00% at all times during each Level II Rate Period and
(iii) 1.75% at all times during each Level III Rate Period, (iv) 1.50% at all times during each Level IV Rate Period and (v) 1.25% at all times during each Level V Rate Period; and

      (b) in the case of the U.S. Dollar Term B Loans and the U.S. Dollar Term C Loans, (i) 2.75% at all times during each Level I Rate Period, (ii) 2.50% at all times during each Level II Rate Period, (iii) 2.25% at all times during each Level III Rate Period, and (iv) 2.00% at all times during each Level IV Rate Period and each Level V Rate Period."

      (c) Section 1.1 thereof is further amended by deleting the number "10" in subsection (e) of the proviso of the definition of "INTEREST PERIOD" therein and substituting therefor the number "12".

      1.2. AMENDMENTS TO SECTION 2.19(m). Section 2.19(m) thereof is amended by deleting from clause (ii) thereof the words "a fee equal to 2.75% per annum of" and substituting therefor the words "an annual fee equal to the Applicable Eurocurrency Rate Margin then in effect for the Loans other than the U.S. Dollar Term B Loans and the U.S. Dollar Term C Loans multiplied by".

      Section 2. EFFECTIVENESS. This Amendment shall become effective as of the date first set forth above if and only if the Agent shall have executed a counterpart hereof and shall have received counterparts hereof executed by each Lender, the Issuer and each Loan Party.

      Section 3. REPRESENTATIONS AND WARRANTIES. Each of the Loan Parties represents and warrants as to itself and each of its Subsidiaries as follows:

      (a) The execution, delivery and performance of this Amendment has been duly authorized by all necessary corporate action, and this Amendment and the Credit Agreement as amended hereby, and the transactions contemplated hereby and thereby, do not and will not (i) require any consent or approval of the stockholders of any Loan Party or any of its Subsidiaries or any third party, other than any consents or approvals that have already been obtained and which remain in full force and effect, (ii) violate any Requirement of Law,
(iii) result in a breach of or constitute a default under any Contractual Obligation to which any Loan Party or any of its Subsidiaries is a party or by which any of them or their respective properties may be bound or affected, or (iv) result in, or require, the creation or imposition of any Lien of any nature upon or with respect to any of the properties now owned or hereafter acquired by any Loan Party or any of its Subsidiaries (other than pursuant to the Loan Documents).

      (b) All authorizations, consents, approvals of, licenses of, or filings or registrations with, any court or Governmental Authority, required in connection with the execution, delivery and performance by each Loan Party of this Amendment and of the Credit Agreement as amended hereby, and the consummation by each Loan Party of the transactions contemplated hereby and thereby, have been obtained, given, filed or taken and are in full force and effect.

      (c) This Amendment has been duly executed and delivered by each Loan Party, and this Amendment and the Credit Agreement as amended hereby each constitute the legal, valid and binding obligations of the Loan Parties, enforceable against the Loan Parties in accordance with their respective terms, except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting enforcement of creditors' rights generally and by general equitable principles (whether enforcement is sought by proceedings in equity or law).

      (d) There shall exist no judgment, order, injunction or other restraint prohibiting or imposing materially adverse conditions upon the execution, delivery and performance of this Amendment or the Credit Agreement as amended hereby, or upon the consummation of the transactions contemplated hereby or thereby.

      (e) None of the transactions contemplated by this Amendment or the Credit Agreement as amended hereby will have or could have a Material Adverse Effect, and the execution, delivery and performance of this Amendment will not and could not adversely affect the Liens of any Collateral Document.

      (f) No provision of any Related Document or any other Contractual Obligation of any Loan Party would prohibit, restrict or impose any conditions on this Amendment or the Credit Agreement as amended hereby, and no consent under any Related Document or other Contractual Obligation is required for the execution, delivery or performance of this Amendment or the Credit Agreement as amended hereby.

      (g) Each of the representations and warranties contained in each Loan Document are true and correct on and as of the date hereof and on and as of the Effective Date, in each case after giving effect to the amendments and waivers contemplated hereby, and no Default or Event of Default has occurred or is continuing.

      Section 4. COSTS AND EXPENSES. Euramax and U.S. Operating Co. jointly and severally agree, and each other Loan Party agrees to the extent allocable to it, to pay (a) all costs and expenses of the Agent in connection with the preparation, execution and delivery of this Amendment, including the reasonable fees and out-of-pocket expenses of counsel for the Agent with respect thereto, and (b) all costs and expenses otherwise required to be paid under Section 10.4 of the Credit Agreement.

      Section 5.  MISCELLANEOUS.

      (a) Upon the effectiveness of this Amendment each reference in the Credit Agreement to "this Agreement," "hereunder," "herein," or words of like import, and each reference in any Loan Document to the Credit Agreement, shall mean and be a reference to the Credit Agreement as amended hereby.

      (b) Except as specifically amended or waived hereby, the Credit Agreement shall remain in full force and effect and each is hereby ratified and confirmed.

      (c) The execution, delivery and effectiveness of this Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power, or remedy of the Lenders, the Issuer or the Agent under any Loan Document, nor constitute a waiver of any provision of any Loan Document.

      (d) This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered, shall be deemed to be an original and all of which taken together shall constitute but one and the same instrument.

      (e) THIS AMENDMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK.

      (f) EACH OF THE LOAN PARTIES HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES ANY RIGHTS IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION BASED HEREON, OR ARISING OUT OF, UNDER OR IN CONNECTION WITH, THIS AMENDMENT, OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF THE AGENT, ANY LENDER, THE ISSUER OR ANY LOAN PARTY. THIS PROVISION IS A MATERIAL INDUCEMENT FOR THE LENDERS, THE ISSUER AND THE AGENT ENTERING INTO THIS AMENDMENT.

      IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed and delivered by their respective officers thereunto duly authorized as of the date first above written.

                    EURAMAX INTERNATIONAL PLC

                    By:____________________________
                    Title:


                    EURAMAX EUROPEAN HOLDINGS PLC
                    By:____________________________
                    Title:


                    EURAMAX EUROPEAN HOLDINGS, B.V.
                    By:____________________________
                    Title:


                    EURAMAX EUROPE LIMITED
                    By:____________________________
                    Title:


                    EURAMAX NETHERLANDS B.V.
                    By:____________________________
                    Title:


                    EURAMAX HOLDINGS LIMITED
                    By:____________________________
                    Title:


                    EURAMAX EUROPE B.V.
                    By:____________________________
                    Title:


                    ELLBEE LIMITED
                    By:____________________________
                    Title:

                    EURAMAX COATED PRODUCTS LIMITED
                    By:____________________________
                    Title:

                    EURAMAX COATED PRODUCTS B.V.
                    By:________________________________
                    Title:



                    AMERIMAX HOLDINGS, INC.
                    AMERIMAX FABRICATED PRODUCTS, INC.
                    AMERIMAX BUILDING PRODUCTS, INC.
                    AMERIMAX COATED PRODUCTS, INC.
                    AMERIMAX RICHMOND COMPANY
                    AMERIMAX HOME PRODUCTS, INC.
                    AMERIMAX LAMINATED PRODUCTS, INC.


                    By:________________________________
                    Title:


                    FABRAL HOLDINGS, INC.
                    (formerly, Gentek Holdings, Inc.)
                    FABRAL, INC.
                    (formerly, Gentek Building Products, Inc.)


                    By:________________________________
                    Title:


                    BANQUE PARIBAS, as Agent, as a
                    Lender and as the Issuer


                    By:________________________________
                    Title:


                    By:________________________________
                    Title:


                    BANKBOSTON, N.A., as a Lender

                    By:________________________________
                    Title:

                    BHF-BANK AKTIENGESELLSCHAFT, as a
                    Lender

                    By:________________________________
                    Title:


                    By:________________________________
                    Title:


                    CREDITANSTALT BANKVEREIN, as a
                      Lender


                    By:________________________________
                    Title:


                    FLEET NATIONAL BANK, as a Lender


                    By:________________________________
                    Title:


                    LASALLE NATIONAL BANK, as a Lender


                    By:________________________________
                    Title:


                    WACHOVIA BANK, N.A., as a Lender

                    By:________________________________
                    Title:


                    THE FIRST NATIONAL BANK OF CHICAGO, as a Lender

                    By:________________________________
                    Title:


                    PPM AMERICA, INC., as attorney in fact, on behalf of Jackson National Life Insurance Company, as a Lender


                    By:________________________________
                    Title:

                    DE NATIONALE INVESTERINGS BANK
                    N.V., as a Lender


                    By:_______________________________
                    Title:


                    By:_______________________________
                    Title:


                    PARIBAS CAPITAL FUNDING LLC,
                    as a Lender


                    By:_______________________________
                    Title:

                    MERRILL LYNCH SENIOR FLOATING
                    RATE FUND, INC., as a Lender


                    By:_______________________________
                    Title:


                    DEBT STRATEGIES FUND, INC.,
                    as a Lender


                    By:_______________________________
                    Title: