Form 10-Q
period 1998-03-28
EURAMAX INTERNATIONAL PLC
filed 1998-05-12
CIK 1026743

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                                ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                 TO

                             COMMISSION FILE NUMBER
                                   333-05978

                           EURAMAX INTERNATIONAL PLC

             (Exact name of registrant as specified in its charter)

              ENGLAND AND WALES                                 98-1066997
       (State or other jurisdiction of              (I.R.S. Employer Identification No.
       incorporation or organization)

      5335 TRIANGLE PARKWAY, SUITE 550,                            30092
              NORCROSS, GEORGIA                                 (Zip Code)
  (Address of principal executive offices)

                            ------------------------

        Registrant's telephone number, including area code 770-449-7066

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of May 12, 1998, Registrant had outstanding 1,000,000 Ordinary Shares and 34,000,000 Preference Shares. All of these shares were owned by affiliates.

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
                                  (UNAUDITED)

                                                                                    QUARTER ENDED   QUARTER ENDED
                                                                                      MARCH 29,       MARCH 28,
                                                                                         1997            1998
                                                                                    --------------  --------------
Net sales.........................................................................   $    114,874    $    143,089

Costs and expenses:
  Cost of goods sold..............................................................         92,036         119,417
  Selling and general.............................................................         10,639          12,079
  Depreciation and amortization...................................................          2,695           3,054
                                                                                    --------------  --------------
                                                                                          105,370         134,550
                                                                                    --------------  --------------
    Earnings from operations......................................................          9,504           8,539
Interest expense, net.............................................................         (5,618)         (6,060)
Other expense, net................................................................            (40)            (41)
                                                                                    --------------  --------------
    Earnings before income taxes..................................................          3,846           2,438
Provision for income taxes........................................................          1,241           1,019
                                                                                    --------------  --------------
Net Earnings......................................................................          2,605           1,419
Dividends on redeemable preference shares.........................................          1,233           1,413
                                                                                    --------------  --------------
Net earnings available for ordinary shareholders..................................   $      1,372    $          6
                                                                                    --------------  --------------
                                                                                    --------------  --------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                                         DECEMBER 26,  MARCH 28,
                                                                                             1997         1998
                                                                                         ------------  ----------
                                                     ASSETS
Current assets:
  Cash and cash equivalents............................................................   $   12,914   $   13,649
  Accounts receivable, net.............................................................       78,085       91,577
  Inventories..........................................................................       87,461       85,977
  Other current assets.................................................................        2,314        2,736
                                                                                         ------------  ----------
    Total current assets...............................................................      180,774      193,939
Property, plant and equipment, net.....................................................      113,187      113,062
Goodwill, net..........................................................................       76,910       75,645
Deferred income taxes..................................................................       11,004       10,966
Other assets...........................................................................       15,875       16,144
                                                                                         ------------  ----------
                                                                                          $  397,750   $  409,756
                                                                                         ------------  ----------
                                                                                         ------------  ----------
                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdrafts......................................................................   $   11,470   $    2,236
  Accounts payable.....................................................................       42,575       58,012
  Accrued expenses and other current liabilities.......................................       29,792       28,064
  Current maturities of long-term debt.................................................        3,924        4,705
                                                                                         ------------  ----------
    Total current liabilities..........................................................       87,761       93,017
Long-term debt, less current maturities................................................      240,292      245,238
Other liabilities......................................................................        8,266        8,829
Deferred income taxes..................................................................       17,555       17,541
                                                                                         ------------  ----------
    Total liabilities..................................................................      353,874      364,625
                                                                                         ------------  ----------
Redeemable preference shares...........................................................       40,382       41,795
                                                                                         ------------  ----------
Ordinary shareholders' equity:
  Ordinary shares......................................................................        1,000        1,000
  Retained earnings....................................................................        4,420        4,426
  Accumulated other comprehensive income...............................................       (1,926)      (2,090)
                                                                                         ------------  ----------
    Total ordinary shareholders' equity................................................        3,494        3,336
                                                                                         ------------  ----------
                                                                                          $  397,750   $  409,756
                                                                                         ------------  ----------
                                                                                         ------------  ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                                   QUARTER ENDED   QUARTER ENDED
                                                                                     MARCH 29,       MARCH 28,
                                                                                        1997            1998
                                                                                   --------------  --------------
Net cash used in operating activities............................................    $   (3,354)     $   (3,490)
                                                                                   --------------       -------
Cash flows from investing activities:
  Capital expenditures...........................................................          (867)         (2,951)
                                                                                   --------------       -------
    Net cash used in investing activities........................................          (867)         (2,951)
                                                                                   --------------       -------
Cash flows from financing activities:
  Proceeds from long-term debt...................................................        13,116          10,569
  Repayment of long-term debt....................................................       (12,409)         (4,547)
  Proceeds from sale of assets...................................................            48              50
                                                                                   --------------       -------
    Net cash provided by financing activities....................................           755           6,072
                                                                                   --------------       -------
Effect of exchange rate changes on cash..........................................         2,522           1,104
                                                                                   --------------       -------
Net increase (decrease) in cash and equivalents..................................          (944)            735
Cash and equivalents at beginning of period......................................        12,516          12,914
                                                                                   --------------       -------
Cash and equivalents at end of period............................................    $   11,572      $   13,649
                                                                                   --------------       -------
                                                                                   --------------       -------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

1. BASIS OF PRESENTATION:

For purposes of this report the "Company" refers to Euramax International plc and Subsidiaries, collectively.

The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of the management of the Company, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Management believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 26, 1997. Operating results for the period ended March 28, 1998, are not necessarily indicative of future results that may be expected for the year ending December 25, 1998.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

COMPREHENSIVE INCOME

Effective December 27, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Prior periods have been reclassified to reflect the adoption of this standard. The adoption of SFAS No. 130 has no material impact on the Company's consolidated results of operations, financial position or cash flows. Comprehensive income equals net income plus other comprehensive income. For the quarters ended March 28, 1998, and March 29, 1997, comprehensive income was approximately $1,255 and $2,895, respectively. Other comprehensive income refers to revenue, expenses, gains and losses which are reflected in stockholders' equity but excluded from net income. For the Company, the components of other comprehensive income are principally foreign currency translation adjustments and minimum pension liability adjustments. Other comprehensive income (loss), net of tax, was approximately ($164) and $290 for the quarters ended March 28, 1998, and March 29, 1997, respectively. The statement requires that total comprehensive income be reported for interim periods but does not require disclosure of the components of other comprehensive income for interim periods.

For information regarding other significant accounting policies, see Note 2 to the Consolidated Financial Statements of the Company for the year ended December 26, 1997, set forth in the Company's Annual Report on Form 10-K.

3. INVENTORIES:

Inventories were comprised of:

                                                                      DECEMBER 26,   MARCH 28,
                                                                          1997         1998
                                                                      ------------  -----------
Raw materials.......................................................   $   63,768    $  61,814
Work in process.....................................................       12,029       11,233
Finished products...................................................       11,664       12,930
                                                                      ------------  -----------
                                                                       $   87,461    $  85,977
                                                                      ------------  -----------
                                                                      ------------  -----------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (THOUSANDS OF U.S. DOLLARS)
                            (UNAUDITED) (CONTINUED)

4. COMMITMENTS AND CONTINGENCIES:

The Company has entered into several non-cancelable long-term contracts for the purchase of aluminum at market values. The aluminum contracts expire at various times through 1999. Contracted amounts of aluminum are less than the Company's anticipated requirements.

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

In connection with the acquisition of the Company from Alumax Inc. on September 25, 1996, the Company was indemnified by Alumax for substantially all of its costs, if any, related to environmental matters for occurrences arising prior to the closing date of the acquisition during the period of time it was owned directly or indirectly by Alumax. Such indemnification includes costs that may ultimately be incurred to contribute to the remediation of certain specified existing National Priorities List ("NPL") sites for which the Company had been named a potentially responsible party under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as of the closing date of the Acquisition, as well as certain potential costs for sites listed on state hazardous cleanup lists. With respect to all other environmental matters, Alumax's obligations are limited to $125.0 million. However, notwithstanding the indemnity, the Company does not believe that it has any significant probable liability for environmental claims. Further, the Company believes it to be unlikely that the Company would be required to bear environmental costs in excess of its pro rata share of such costs as a potentially responsible party under CERCLA.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                          (THOUSANDS OF U.S. DOLLARS)

                                  (UNAUDITED)

5. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS:

On September 25, 1996, Euramax purchased the Company from Alumax Inc. The acquisition was financed, in part, through Senior Subordinated Notes due 2006 (the "Notes"). The Notes are primary obligations of Euramax (the "Parent"). The United Kingdom and Netherlands holding company subsidiaries of Euramax are co-obligors under the Notes (the "Co-obligors"). The United States holding company subsidiary of Euramax (the "Guarantor") has provided a full and unconditional guarantee of the Notes. The following supplemental condensed combined financial statements as of March 29, 1997 and March 28, 1998 reflect the financial position, results of operations, and cash flows of each of the Parent, the Co-Obligors and Guarantor entities, and such combined information of the Non-Guarantor Subsidiaries. The Co-obligors and the Guarantor are wholly-owned subsidiaries of Euramax and are each jointly, severally, fully, and unconditionally liable under the Notes. Separate complete financial statements of each Co-obligor and of the Guarantor are not presented because management has determined that they are not material to investors.

                                                              QUARTER ENDED MARCH 29, 1997
                            -------------------------------------------------------------------------------------------------
                                             CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                           -------------------------------------------

                                                                            EURAMAX
                               EURAMAX       AMERIMAX        EURAMAX       EUROPEAN
                            INTERNATIONAL    HOLDINGS,      EUROPEAN       HOLDINGS,       NON-
                                 PLC           INC.       HOLDINGS PLC       B.V.        GUARANTOR
                              (PARENT)      (GUARANTOR)   (CO-OBLIGOR)   (CO-OBLIGOR)   SUBSIDIARIES ELIMINATIONS    TOTALS
                            -------------  -------------  -------------  -------------  -----------  ------------  ----------
Net Sales.................    $  --          $  --          $  --          $  --         $ 114,874    $   --       $  114,874
Cost and expenses:
  Cost of goods sold......       --             --             --             --            92,036        --           92,036
  Selling and general.....       --             --             --             --            10,639        --           10,639
  Depreciation and
    amortization..........       --             --             --             --             2,695        --            2,695
                                 ------    -------------       ------    -------------  -----------  ------------  ----------
    Earnings from
      operations..........       --             --             --             --             9,504        --            9,504
Equity in earnings of
  subsidiaries............        2,605          1,075          1,377          2,354        --            (7,411)      --
Interest expense, net.....       --             (3,254)          (815)          (580)         (969)       --           (5,618)
Other expense, net........       --             --             --             --               (40)       --              (40)
                                 ------    -------------       ------    -------------  -----------  ------------  ----------
    Earnings (loss) before
      income taxes........        2,605         (2,179)           562          1,774         8,495        (7,411)       3,846
Provision for income
  taxes...................       --             (1,167)          (285)          (203)        2,896        --            1,241
                                 ------    -------------       ------    -------------  -----------  ------------  ----------
Net earnings (loss).......        2,605         (1,012)           847          1,977         5,599        (7,411)       2,605
Dividends on redeemable
  preference shares.......        1,233         --             --             --            --            --            1,233
                                 ------    -------------       ------    -------------  -----------  ------------  ----------
Net earnings (loss)
  available for ordinary
  shareholders............    $   1,372      $  (1,012)     $     847      $   1,977     $   5,599    $   (7,411)  $    1,372
                                 ------    -------------       ------    -------------  -----------  ------------  ----------
                                 ------    -------------       ------    -------------  -----------  ------------  ----------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                          (THOUSANDS OF U.S. DOLLARS)

                                  (UNAUDITED)

5. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS: (CONTINUED)

                                                              QUARTER ENDED MARCH 28, 1998
                            -------------------------------------------------------------------------------------------------
                                             CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                           -------------------------------------------

                                                                            EURAMAX
                               EURAMAX       AMERIMAX        EURAMAX       EUROPEAN
                            INTERNATIONAL    HOLDINGS,      EUROPEAN       HOLDINGS,       NON-
                                 PLC           INC.       HOLDINGS PLC       B.V.        GUARANTOR
                              (PARENT)      (GUARANTOR)   (CO-OBLIGOR)   (CO-OBLIGOR)   SUBSIDIARIES ELIMINATIONS    TOTALS
                            -------------  -------------  -------------  -------------  -----------  ------------  ----------
Net Sales.................    $  --          $  --          $  --          $  --         $ 143,089    $   --       $  143,089
Cost and expenses:
  Cost of goods sold......       --             --             --             --           119,417        --          119,417
  Selling and general.....           23         --             --             --            12,056        --           12,079
  Depreciation and
    amortization..........       --             --             --             --             3,054        --            3,054
                                 ------    -------------       ------    -------------  -----------  ------------  ----------
    Earnings (loss) from
      operations..........          (23)        --             --             --             8,562        --            8,539
Equity in earnings of
  subsidiaries............        1,442         (1,605)         1,133          3,069        --            (4,039)      --
Interest expense, net.....       --               (583)          (177)            (6)       (5,294)       --           (6,060)
Other income (expense),
  net.....................       --             --                 74         (1,116)        1,001        --              (41)
                                 ------    -------------       ------    -------------  -----------  ------------  ----------
    Earnings (loss) before
      income taxes........        1,419         (2,188)         1,030          1,947         4,269        (4,039)       2,438
Provision for income
  taxes...................       --               (228)           (31)          (394)        1,672        --            1,019
                                 ------    -------------       ------    -------------  -----------  ------------  ----------
Net earnings (loss).......        1,419         (1,960)         1,061          2,341         2,597        (4,039)       1,419
Dividends on redeemable
  preference shares.......        1,413         --             --             --            --            --            1,413
                                 ------    -------------       ------    -------------  -----------  ------------  ----------
Net earnings (loss)
  available for ordinary
  shareholders............    $       6      $  (1,960)     $   1,061      $   2,341     $   2,597    $   (4,039)  $        6
                                 ------    -------------       ------    -------------  -----------  ------------  ----------
                                 ------    -------------       ------    -------------  -----------  ------------  ----------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                          (THOUSANDS OF U.S. DOLLARS)

                                  (UNAUDITED)

5. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS: (CONTINUED)

                                                                   DECEMBER 26, 1997
                          ---------------------------------------------------------------------------------------------------
                                           CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                         -------------------------------------------

                                                                          EURAMAX
                             EURAMAX       AMERIMAX        EURAMAX       EUROPEAN
                          INTERNATIONAL    HOLDINGS,      EUROPEAN       HOLDINGS,       NON-
                               PLC           INC.       HOLDINGS PLC       B.V.        GUARANTOR                 CONSOLIDATED
                            (PARENT)      (GUARANTOR)   (CO-OBLIGOR)   (CO-OBLIGOR)   SUBSIDIARIES ELIMINATIONS     TOTALS
                          -------------  -------------  -------------  -------------  -----------  ------------  ------------
                                                           ASSETS
Current assets:
  Cash and cash
    equivalents.........    $  --          $  --          $  --          $  --         $  12,914    $   --        $   12,914
  Accounts receivable,
    net.................       --             --             --             --            78,085        --            78,085
  Inventories...........       --             --             --             --            87,461        --            87,461
  Other current
    assets..............       --             --             --             --             2,314        --             2,314
                          -------------  -------------  -------------  -------------  -----------  ------------  ------------
    Total current
      assets............       --             --             --             --           180,774        --           180,774
Property, plant and
  equipment, net........       --             --             --             --           113,187                     113,187
Amounts due from parent
  / affiliates..........       70,492         69,139         40,002         42,591        --          (222,224)       --
Goodwill, net...........       --             --             --             --            76,910        --            76,910
Investment in
  consolidated
  subsidiaries..........       43,929         25,857           (213)        13,516        --           (83,089)       --
Deferred income tax
  asset.................       --                448         --              2,138         8,418                      11,004
Other assets............        2,070         --                856            934        12,015        --            15,875
                          -------------  -------------  -------------  -------------  -----------  ------------  ------------
                            $ 116,491      $  95,444      $  40,645      $  59,179     $ 391,304    $ (305,313)   $  397,750
                          -------------  -------------  -------------  -------------  -----------  ------------  ------------
                          -------------  -------------  -------------  -------------  -----------  ------------  ------------
                                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdraft........    $  --          $  --          $  --          $  --         $  11,470    $   --        $   11,470
  Accounts payable......       --             --             --             --            42,575        --            42,575
  Accrued expenses and
    other current
    liabilities.........        2,010         (1,609)           410          8,369        20,612        --            29,792
  Current maturities of
    long- term debt.....       --             --             --             --             3,924        --             3,924
                          -------------  -------------  -------------  -------------  -----------  ------------  ------------
    Total current
      liabilities.......        2,010         (1,609)           410          8,369        78,581        --            87,761
Long-term debt, less
  current maturities....       70,605         --             27,179         37,216       105,292        --           240,292
Amounts due to parent/
  affiliates............       --             77,779          3,954         --           140,491      (222,224)       --
Other liabilities.......       --             --             --             --             8,266        --             8,266
Deferred income taxes...       --             --             --             --            17,555        --            17,555
                          -------------  -------------  -------------  -------------  -----------  ------------  ------------
    Total liabilities...       72,615         76,170         31,543         45,585       350,185      (222,224)      353,874
                          -------------  -------------  -------------  -------------  -----------  ------------  ------------
Redeemable preference
  shares................       40,382         --             --             --            --            --            40,382
                          -------------  -------------  -------------  -------------  -----------  ------------  ------------
Ordinary shareholders'
  equity:
  Ordinary shares.......        1,000         --                 78             23         4,970        (5,071)        1,000
  Paid-in capital.......       --             17,000          6,922          9,077        89,458      (122,457)       --
  Retained earnings
    (deficit)...........        4,420          2,381          1,779          6,358        18,714       (29,232)        4,420
  Dividends declared....       --             --             --             --           (70,600)       70,600        --
  Accumulated other
    comprehensive
    income..............       (1,926)          (107)           323         (1,864)       (1,423)        3,071        (1,926)
                          -------------  -------------  -------------  -------------  -----------  ------------  ------------
    Total ordinary
      shareholders'
      equity............        3,494         19,274          9,102         13,594        41,119       (83,089)        3,494
                          -------------  -------------  -------------  -------------  -----------  ------------  ------------
                            $ 116,491      $  95,444      $  40,645      $  59,179     $ 391,304    $ (305,313)   $  397,750
                          -------------  -------------  -------------  -------------  -----------  ------------  ------------
                          -------------  -------------  -------------  -------------  -----------  ------------  ------------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                          (THOUSANDS OF U.S. DOLLARS)

                                  (UNAUDITED)

5. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS: (CONTINUED)

                                                                    MARCH 28, 1998
                          ---------------------------------------------------------------------------------------------------
                                           CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                         -------------------------------------------

                                                                          EURAMAX
                             EURAMAX       AMERIMAX        EURAMAX       EUROPEAN
                          INTERNATIONAL    HOLDINGS,      EUROPEAN       HOLDINGS,       NON-
                               PLC           INC.       HOLDINGS PLC       B.V.        GUARANTOR                 CONSOLIDATED
                            (PARENT)      (GUARANTOR)   (CO-OBLIGOR)   (CO-OBLIGOR)   SUBSIDIARIES ELIMINATIONS     TOTALS
                          -------------  -------------  -------------  -------------  -----------  ------------  ------------
                                                           ASSETS
Current assets:
  Cash and cash
    equivalents.........    $  --          $  --          $  --          $  --         $  13,649    $   --        $   13,649
  Accounts receivable,
    net.................       --             --             --             --            91,577        --            91,577
  Inventories...........       --             --             --             --            85,977        --            85,977
  Other current
    assets..............       --             --             --             --             2,736        --             2,736
                          -------------  -------------  -------------  -------------  -----------  ------------  ------------
    Total current
      assets............       --             --             --             --           193,939        --           193,939
Property, plant and
  equipment, net........       --             --             --             --           113,062                     113,062
Amounts due from parent
  / affiliates..........       70,528         73,779         40,102         40,536        --          (224,945)       --
Goodwill, net...........       --             --             --             --            75,645        --            75,645
Investment in
  consolidated
  subsidiaries..........       45,207         24,252            953         16,093        --           (86,505)       --
Deferred income tax
  asset.................       --                448         --              2,074         8,444        --            10,966
Other assets............        2,011         --                834            880        12,419        --            16,144
                          -------------  -------------  -------------  -------------  -----------  ------------  ------------
                            $ 117,746      $  98,479      $  41,889      $  59,583     $ 403,509    $ (311,450)   $  409,756
                          -------------  -------------  -------------  -------------  -----------  ------------  ------------
                          -------------  -------------  -------------  -------------  -----------  ------------  ------------

                                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdraft........    $  --          $  --          $  --          $  --         $   2,236    $   --        $    2,236
  Accounts payable......       --             --             --             --            58,012        --            58,012
  Accrued expenses and
    other current
    liabilities.........        2,010            149          1,294          6,922        17,689        --            28,064
  Current maturities of
    long- term debt.....       --             --             --             --             4,705        --             4,705
                          -------------  -------------  -------------  -------------  -----------  ------------  ------------
    Total current
      liabilities.......        2,010            149          1,294          6,922        82,642        --            93,017
Long-term debt, less
  current maturities....       70,605         --             27,179         37,216       110,238        --           245,238
Amounts due to parent/
  affiliates............       --             81,016          3,202         --           140,727      (224,945)       --
Other liabilities.......       --             --             --             --             8,829        --             8,829
Deferred income taxes...       --             --             --             --            17,541        --            17,541
                          -------------  -------------  -------------  -------------  -----------  ------------  ------------
    Total liabilities...       72,615         81,165         31,675         44,138       359,977      (224,945)      364,625
                          -------------  -------------  -------------  -------------  -----------  ------------  ------------
Redeemable preference
  shares................       41,795         --             --             --            --            --            41,795
                          -------------  -------------  -------------  -------------  -----------  ------------  ------------
Ordinary shareholders'
  equity:
  Ordinary shares.......        1,000         --                 78             23         4,970        (5,071)        1,000
  Paid-in capital.......       --             17,000          6,922          9,077        89,456      (122,455)       --
  Retained earnings
    (deficit)...........        4,426            421          2,840          8,699       (49,289)       37,329         4,426
  Accumulated other
    comprehensive
    income..............       (2,090)          (107)           374         (2,354)       (1,605)        3,692        (2,090)
                          -------------  -------------  -------------  -------------  -----------  ------------  ------------
    Total ordinary
      shareholders'
      equity............        3,336         17,314         10,214         15,445        43,532       (86,505)        3,336
                          -------------  -------------  -------------  -------------  -----------  ------------  ------------
                            $ 117,746      $  98,479      $  41,889      $  59,583     $ 403,509    $ (311,450)   $  409,756
                          -------------  -------------  -------------  -------------  -----------  ------------  ------------
                          -------------  -------------  -------------  -------------  -----------  ------------  ------------

       ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth the Company's Statements of Earnings Data expressed as a percentage of net sales:

                                                                              QUARTER ENDED
                                                                         ------------------------
                                                                          MARCH 29,    MARCH 28,
                                                                            1997         1998
                                                                         -----------  -----------
Statement of Earnings Data:
Net sales..............................................................       100.0%       100.0%

Costs and expenses:
  Cost of goods sold...................................................        80.1         83.5
  Selling and general..................................................         9.3          8.4
  Depreciation and amortization........................................         2.3          2.1
                                                                              -----        -----
  Earnings from operations.............................................         8.3          6.0
Interest expense, net..................................................         4.9          4.3
                                                                              -----        -----
  Earnings before income taxes.........................................         3.4          1.7
Provision for income taxes.............................................         1.1           .7
                                                                              -----        -----
Net earnings...........................................................         2.3%         1.0%
                                                                              -----        -----
                                                                              -----        -----

QUARTER ENDED MARCH 28, 1998 AS COMPARED TO QUARTER ENDED MARCH 29, 1997

NET SALES. Net sales increased 24.6% to $143.1 million for the quarter ended March 28, 1998, from $114.9 million for the quarter ended March 29, 1997. Approximately $22.4 million of this increase is attributable to net sales of Fabral, formerly Gentek Building Products, Inc., which was acquired by the Company on July 17, 1997. Excluding Fabral, net sales increased 5.0% or $5.8 million. Increases in shipments, attributable to aluminum product shipments to OEM markets in Europe and metal raincarrying systems shipped to home center customers in North America, combined to increase net sales for the quarter ended March 28, 1998, by approximately $12.2 million as compared to net sales for the quarter ended March 29, 1997. In addition, net sales increased approximately $6.2 million for sales attributable to Amerimax Laminated Products, Inc., formerly JTJ Laminating, Inc., acquired by the Company on March 28, 1997. These increases were partially offset by (i) weakening of the Dutch Guilder and French Franc compared to the U.S. Dollar, which reduced net sales approximately $2.1 million and $691,000, respectively, (ii) a $9.4 million decline in sales attributable to divested subsidiaries in 1997 and (iii) other individually insignificant occurrences. Net sales in the U.S. increased 31.2% to $84.6 million for the quarter ended March 28, 1998, from $64.5 million for the quarter ended March 29, 1997. Net sales in Europe increased 16.0% to $58.5 million for the quarter ended March 28, 1998, from $50.4 million for the quarter ended March 29, 1997.

COST OF GOODS SOLD. Cost of goods sold, as a percentage of net sales, increased 3.4% for the three months ended March 28, 1998, from 80.1% in 1997 to 83.5% in 1998. This increase is primarily attributable to sales of a greater percentage of lower margin product (steel) from the Fabral acquisition ($22.4 million), partially offset by (i) sales of a greater percentage of higher margin aluminum products, particularly in Europe, and (ii) an overall improvement in gross margin attributable to higher sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, as a percentage of net sales, decreased 0.9% for the quarter ended March 28, 1998, from 9.3% in 1997 to 8.4% in 1998. This decrease is primarily attributable to Fabral, which had lower selling and general expenses, as a percentage of net sales, than the Company prior to the Fabral acquisition.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization, as a percentage of net sales, decreased 0.2% for the quarter ended March 28, 1998, from 2.3% in 1997 to 2.1% in 1998. This decrease was primarily attributable to depreciation and amortization arising due to divested subsidiaries, as well as an overall improvement in depreciation expense, as a percentage of sales, as a result of higher sales volume.

EARNINGS FROM OPERATIONS. For reasons stated above, earnings from operations in the U.S. decreased to $1.3 million in the first quarter of 1998 from $2.0 million in the first quarter of 1997. Earnings from operations in Europe decreased to $7.2 million for the three months ended March 28, 1998, from $7.5 million for the three months ended March 29, 1997.

INTEREST EXPENSE, NET. Net interest expense in the three months ended March 28, 1998, increased 7.9% from $5.6 million for the three months ended March 29, 1997, to $6.1 million for the three months ended March 28, 1998. This increase was due primarily to additional interest as a result of debt incurred for the Fabral acquisition.

OTHER EXPENSES, NET. Other expenses were not significant for the quarters ended March 28, 1998 and March 29, 1997.

PROVISION FOR INCOME TAXES. The effective rate for the provision for income taxes increased from 32.3% to 41.8% for the three months ended March 29, 1997, and March 28, 1998, respectively. This increase was primarily due to non-deductible goodwill arising from acquisitions made in 1997.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY. The Company's primary liquidity needs arise from debt service on indebtedness incurred in connection with the Acquisition and the funding of capital expenditures. As of March 28, 1998, the Company had outstanding indebtedness for borrowed money of $249.9 million, $41.8 million of Preference Shares and ordinary shareholders' equity of $3.3 million, representing increases of $5.7 million, $1.4 million and a decrease of $158,000 from December 26, 1997, respectively. Included in such indebtedness was approximately $114.9 million under the Company's credit agreement, consisting of $62.8 million under the Company's term loan and $52.1 million under the Company's revolving credit facility. The undrawn amount of the revolving credit facility at March 28, 1998, was approximately $47.9 million, which was available for working capital and general corporate purposes, subject to borrowing base limitations. As of March 28, 1998, this amount was fully available. The Company's leveraged financial position requires that a substantial portion of the Company's cash flow from operations be used to pay interest on the Notes, principal and interest under the Company's credit agreement and other indebtedness. Further, the Company's leveraged position may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes. In addition, the Company's leveraged position may make it more vulnerable to economic downturns and may limit its ability to withstand competitive pressures. The Company believes that cash generated from operations and, subject to borrowing base limitations, borrowings under the Company's credit agreement will be adequate to meet its needs for the foreseeable future, although no assurance to that effect can be given.

Principal and interest payments under the credit agreement and interest payments on the Notes represent significant liquidity requirements for the Company. With respect to the $62.8 million of term loans, the Company must make scheduled quarterly principal payments totaling $3.1 million over the remainder of 1998, $7.8 million in 1999, $4.7 million in 2000, $7.0 million in 2001, $12.4 million in 2002, $15.9 million in 2003, and $11.9 million in 2004. The term loans and the revolving credit facility bear interest at floating rates.

The Company's primary source of liquidity is funds generated from operations, which are supplemented by borrowings under the credit agreement. Operations used cash of $3.5 million in the three months ended March 28, 1998, compared to $3.4 million used in the three months ended March 29, 1997.

CAPITAL EXPENDITURES. The Company's capital expenditures were $3.0 million and $867,000 in the three months ended March 28, 1998, and March 29, 1997, respectively. Capital expenditures in 1998 include approximately $700,000 for improvements to paintlines in Helena, Arkansas and Corby, England. The balance of capital expenditures in both periods primarily relate to purchases and upgrades of fabricating equipment, transportation and material moving equipment, and information systems.

The Company has made and will continue to make capital expenditures to comply with Environmental Laws. The Company estimates that its environmental capital expenditures will be approximately $500,000 in 1998.

Management continues to evaluate the effect of the Year 2000 issue on the Company. Ongoing assessment continues to support preliminary findings that the total cost of addressing the issue is not expected to have a material effect on the Company's business, financial condition or results of operations.

WORKING CAPITAL MANAGEMENT. Working capital was $100.9 million as of March 28, 1998. Excluding Fabral, working capital was $82.6 million as of March 28, 1998, compared to $99.9 million as of March 29, 1997. The Company believes that current levels of working capital represent a liquid source of funds available for future cash flows. The Company believes that reductions in working capital can be achieved upon completion of current information systems projects being undertaken in some of the Company's subsidiaries. The Company believes these systems will offer distinct advantages in monitoring credit, open receivables and inventory levels, while enabling centralized ordering and inventory management. However, there can be no assurance that working capital reductions will be achieved.

NOTE REGARDING FORWARD LOOKING STATEMENTS: The Management's Discussion and Analysis and other sections of this Form 10-Q may contain forward looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify such forward looking statements. These forward looking statements are based on a number of assumptions that could ultimately prove inaccurate, and, therefore, there can be no assurance that they will prove to be accurate. All such forward looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause future financial performance to differ materially and significantly from past results and from those expressed or implied in this document include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), changes in business strategy or development plans, the cyclical demand for the Company's products, the supply and/or price of aluminum and other raw materials, currency exchange rate fluctuations, environmental regulations, availability of financing, competition, reliance on key management personnel, ability to manage growth, loss of customers, and a variety of other factors. For further information on these and other risks, see the "Risk Factors" section of Item 1. of the Company's Annual Report on Form 10-K for the year ended December 26, 1997, as well as the Company's other filings with the Securities and Exchange Commission.

PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Euramax International plc and its subsidiaries are included in Part I, Item 1.

       Condensed Consolidated Balance Sheets at December 26, 1997, and March 28, 1998

       Condensed Consolidated Statements of Earnings for the quarters ended March 29, 1997, and March 28, 1998

       Condensed Consolidated Statements of Cash Flows for the quarters ended March 29, 1997, and March 28, 1998

       Notes to condensed consolidated financial statements

(b) The Company filed no reports on Form 8-K during the three months ended March 28, 1998.

(c) Exhibits:

      2.1** Purchase Agreement dated as of April 28, 1997, among the Company and Genstar Capital
           Corporation ("GCC"), Ontario Teachers' Pension Plan Board and the Management
           Stockholders of Gentek Holdings, Inc. ("Holdings") as sellers GCC as sellers'
           representative; Holdings and Gentek Building Products, Inc. ("GBPI"). (Incorporated by
           reference to Exhibit 2.1 of the Registrant's Form 8-K filed August 1, 1997).
      3.1* Articles of Association of Euramax International plc
      3.2* Memorandum and Articles of Association of Euramax European Holdings plc
      3.3* Articles of Association of Euramax International B.V.
      3.4* Articles of Incorporation of Amerimax Holdings, Inc.
      3.5* Bylaws of Amerimax Holdings, Inc.
      4.3* Indenture, dated as of September 25, 1996, by and among Euramax International plc,
           Euramax European Holdings plc, Euramax European Holdings B.V., Amerimax Holdings, Inc.
           and the Chase Manhattan Bank, as Trustee.
      4.4* Deposit Agreement, dated as of September 25, 1996, by and among Euramax International plc, Euramax European Holdings plc, Euramax European Holdings B.V., and The Chase
           Manhattan Bank, as book-entry depositary
      4.5* Registration Rights Agreement, dated as of September 25, 1996, by and among Euramax
           International plc, Euramax European Holdings plc, Euramax European Holdings B.V.,
           Amerimax Holdings, Inc. and J.P. Morgan Securities Inc. and Goldman Sachs & Co.
      4.6* Purchase Agreement dated as of September 18, 1996, by and among Euramax International
           Ltd., Euramax European Holdings Ltd., Euramax European Holdings B.V., Amerimax
           Holdings, Inc. and J.P. Morgan Securities Inc. and Goldman Sachs & Co.
     21.1** Subsidiaries of Euramax International plc
       27  Financial Data Schedule

------------------------

* Incorporated by reference to the Exhibit with the same number in the Registrant's Registration Statement on Form S-4 (333-05978) which became effective on February 7, 1997.

** Incorporated by reference to the Exhibit with the same number in the Regristrant's Annual Report on Form 10-K (333-05978) which was filed on March 12, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Euramax International plc has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                EURAMAX INTERNATIONAL PLC

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

      /s/ J. DAVID SMITH
------------------------------  Chief Executive Officer        May 12, 1998
        J. David Smith            and President

                                V.P. Finance and
     /s/ R. SCOTT VANSANT         Administration and
------------------------------    Secretary (Principal         May 12, 1998
       R. Scott Vansant           Financial and Accounting
                                  Officer)