Form 10-Q
period 1998-06-27
EURAMAX INTERNATIONAL PLC
filed 1998-08-10
CIK 1026743

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 333-05978

                            ------------------------

                           EURAMAX INTERNATIONAL PLC

             (Exact name of registrant as specified in its charter)

             ENGLAND AND WALES                         98-1066997
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

     5445 TRIANGLE PARKWAY, SUITE 350,                    30092
             NORCROSS, GEORGIA                         (Zip Code)
  (Address of principal executive offices)

        Registrant's telephone number, including area code 770-449-7066

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

    As of August 10, 1998, Registrant had outstanding 1,000,000 Ordinary Shares and 34,000,000 Preference Shares. All of these shares were owned by affiliates.

                                  Page 1 of 22
                        Exhibit Index located on page 21

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                                     QUARTER ENDED  QUARTER ENDED
                                                                                       JUNE 28,       JUNE 27,
                                                                                         1997           1998
                                                                                     -------------  -------------
Net sales..........................................................................   $   136,289    $   160,434

Costs and expenses:
  Cost of goods sold...............................................................       109,065        130,572
  Selling and general..............................................................        11,891         12,736
  Depreciation and amortization....................................................         2,599          3,057
                                                                                     -------------  -------------
                                                                                          123,555        146,365
                                                                                     -------------  -------------
    Earnings from operations.......................................................        12,734         14,069

Interest expense, net..............................................................        (5,579)        (6,074)
Other expense, net.................................................................          (145)           (91)
                                                                                     -------------  -------------
    Earnings before income taxes...................................................         7,010          7,904

Provision for income taxes.........................................................         2,482          3,366
                                                                                     -------------  -------------
Net earnings.......................................................................         4,528          4,538
Dividends on redeemable preference shares..........................................         1,275          1,463
                                                                                     -------------  -------------
Net earnings available for ordinary shareholders...................................   $     3,253    $     3,075
                                                                                     -------------  -------------
                                                                                     -------------  -------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                               SIX MONTHS ENDED  SIX MONTHS ENDED
                                                                                   JUNE 28,          JUNE 27,
                                                                                     1997              1998
                                                                               ----------------  ----------------
Net sales....................................................................     $  251,163        $  303,523

Costs and expenses:
  Cost of goods sold.........................................................        201,101           249,989
  Selling and general........................................................         22,530            24,815
  Depreciation and amortization..............................................          5,294             6,111
                                                                                    --------          --------
                                                                                     228,925           280,915
                                                                                    --------          --------
    Earnings from operations.................................................         22,238            22,608

Interest expense, net........................................................        (11,197)          (12,134)
Other expense, net...........................................................           (185)             (132)
                                                                                    --------          --------
    Earnings before income taxes.............................................         10,856            10,342

Provision for income taxes...................................................          3,723             4,385
                                                                                    --------          --------
Net earnings.................................................................          7,133             5,957
Dividends on redeemable preference shares....................................          2,508             2,876
                                                                                    --------          --------
Net earnings available for ordinary shareholders.............................     $    4,625        $    3,081
                                                                                    --------          --------
                                                                                    --------          --------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                                         DECEMBER 26,   JUNE 27,
                                                                                             1997         1998
                                                                                         ------------  ----------
                                                     ASSETS
Current assets:
  Cash and cash equivalents............................................................   $   12,914   $   13,156
  Accounts receivable, net.............................................................       78,085       95,793
  Inventories..........................................................................       87,461       83,366
  Other current assets.................................................................        2,314        2,472
                                                                                         ------------  ----------
    Total current assets...............................................................      180,774      194,787
Property, plant and equipment, net.....................................................      113,187      113,322
Goodwill, net..........................................................................       76,910       75,203
Deferred income taxes..................................................................       11,004       10,966
Other assets...........................................................................       15,875       13,331
                                                                                         ------------  ----------
                                                                                          $  397,750   $  407,609
                                                                                         ------------  ----------
                                                                                         ------------  ----------
                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdrafts......................................................................   $   11,470   $    1,225
  Accounts payable.....................................................................       42,575       60,581
  Accrued expenses and other current liabilities.......................................       29,792       26,307
  Current maturities of long-term debt.................................................        3,924       17,978
                                                                                         ------------  ----------
    Total current liabilities..........................................................       87,761      106,091
Long-term debt, less current maturities................................................      240,292      226,062
Other liabilities......................................................................        8,266        7,835
Deferred income taxes..................................................................       17,555       17,928
                                                                                         ------------  ----------
    Total liabilities..................................................................      353,874      357,916
                                                                                         ------------  ----------
Redeemable preference shares...........................................................       40,382       43,258
                                                                                         ------------  ----------
Ordinary shareholders' equity:
  Ordinary shares......................................................................        1,000        1,000
  Retained earnings....................................................................        4,420        7,501
  Accumulated other comprehensive income...............................................       (1,926)      (2,066)
                                                                                         ------------  ----------
    Total ordinary shareholders' equity................................................        3,494        6,435
                                                                                         ------------  ----------
                                                                                         ------------  ----------
                                                                                          $  397,750   $  407,609
                                                                                         ------------  ----------
                                                                                         ------------  ----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                               SIX MONTHS ENDED  SIX MONTHS ENDED
                                                                                   JUNE 28,          JUNE 27,
                                                                                     1997              1998
                                                                               ----------------  ----------------
Net cash provided by operating activities....................................     $   23,235        $    4,010
                                                                                     -------           -------
Cash flows from investing activities:
  Proceeds from sale of assets...............................................            119               502
  Adjustment of Fabricated Products purchase price...........................          3,487            --
  Purchase of JTJ Laminating, Inc............................................         (2,385)           --
  Capital expenditures.......................................................         (1,978)           (6,241)
                                                                                     -------           -------
    Net cash used in investing activities....................................           (757)           (5,739)
                                                                                     -------           -------
Cash flows from financing activities:
  Proceeds from long-term debt...............................................         13,416            13,573
  Repayment of long-term debt................................................        (23,454)          (13,421)
                                                                                     -------           -------
    Net cash provided by (used in) financing activities......................        (10,038)              152
                                                                                     -------           -------
Effect of exchange rate changes on cash......................................            366             1,819
                                                                                     -------           -------
Net increase in cash and equivalents.........................................         12,806               242
Cash and equivalents at beginning of period..................................         12,516            12,914
                                                                                     -------           -------
Cash and equivalents at end of period........................................     $   25,322        $   13,156
                                                                                     -------           -------
                                                                                     -------           -------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          (THOUSANDS OF U.S. DOLLARS)

                                  (UNAUDITED)

1. BASIS OF PRESENTATION:

For purposes of this report the "Company" refers to Euramax International plc ("Euramax") and Subsidiaries, collectively.

The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of the management of the Company, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Management believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 26, 1997. Operating results for the period ended June 27, 1998, are not necessarily indicative of future results that may be expected for the year ending December 25, 1998.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

COMPREHENSIVE INCOME

Effective December 27, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Prior periods have been reclassified to reflect the adoption of this standard. The adoption of SFAS No. 130 has no material impact on the Company's consolidated results of operations, financial position or cash flows. Comprehensive income equals net earnings plus other comprehensive income. For the six months ended June 27, 1998, and June 28, 1997, comprehensive income was approximately $5,817 and $4,820, respectively. Other comprehensive income refers to revenue, expenses, gains and losses that are reflected in stockholders' equity but excluded from net earnings. For the Company, the components of other comprehensive income are principally foreign currency translation adjustments and minimum pension liability adjustments. Other comprehensive loss, net of tax, was approximately $(140) and $(2,313) for the six months ended June 27, 1998, and June 28, 1997, respectively. The statement requires that total comprehensive income be reported for interim periods but does not require disclosure of the components of other comprehensive income for interim periods.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (December 31, 1999 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                          (THOUSANDS OF U.S. DOLLARS)

                                  (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. Management is currently reviewing the provisions of SFAS No. 133 and does not believe that the Company's financial statements will be materially impacted by the adoption.

For information regarding other significant accounting policies, see Note 2 to the Consolidated Financial Statements of the Company for the year ended December 26, 1997, set forth in the Company's Annual Report on Form 10-K.

3. INVENTORIES:

Inventories were comprised of:

                                                                       DECEMBER 26,  JUNE 27,
                                                                           1997        1998
                                                                       ------------  ---------
Raw materials........................................................   $   63,768   $  59,051
Work in process......................................................       12,029      11,174
Finished products....................................................       11,664      13,141
                                                                       ------------  ---------
                                                                        $   87,461   $  83,366
                                                                       ------------  ---------
                                                                       ------------  ---------

4. LONG-TERM OBLIGATIONS:

On July 21, 1998, the Credit Agreement was amended to provide for the prepayment (the "Prepayment") of term loans equal to 75% of excess cash flow, as defined, for the period from July 17, 1997 through December 26, 1997. Accordingly, current maturities of long-term debt as of June 27, 1998 include the Prepayment of approximately $12.5 million.

For further detailed information regarding the Company's long-term obligations, see Note 5 to the financial statements contained in the Company's 1997 Annual Report on Form 10-K.

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

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                          (THOUSANDS OF U.S. DOLLARS)

                                  (UNAUDITED)

5. COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

6. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS:

On September 25, 1996, Euramax purchased the Company from Alumax Inc. The acquisition was financed, in part, through Senior Subordinated Notes due 2006 (the "Notes"). The Notes are primary obligations of Euramax (the "Parent"). The United Kingdom and Netherlands holding company subsidiaries of Euramax are co-obligors under the Notes (the "Co-obligors"). The United States holding company subsidiary of Euramax (the "Guarantor") has provided a full and unconditional guarantee of the Notes. The following supplemental condensed combined financial statements as of June 28, 1997 and June 27, 1998 reflect the financial position and results of operations of each of the Parent, the Co-Obligors and Guarantor entities, and such combined information of the Non-Guarantor Subsidiaries. The Co-obligors and the Guarantor are wholly-owned subsidiaries of Euramax and are each jointly, severally, fully, and unconditionally liable

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                          (THOUSANDS OF U.S. DOLLARS)

                                  (UNAUDITED)

6. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED):

under the Notes. Separate complete financial statements of each Co-obligor and of the Guarantor are not presented because management has determined that they are not material to investors.

                                                              QUARTER ENDED JUNE 28, 1997
                              --------------------------------------------------------------------------------------------
                                            CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                            ---------------------------------------
                                EURAMAX      AMERIMAX      EURAMAX       EURAMAX
                              INTERNATIONAL  HOLDINGS,     EUROPEAN      EUROPEAN       NON-
                                  PLC          INC.      HOLDINGS PLC  HOLDINGS,B.V.  GUARANTOR
                                (PARENT)    (GUARANTOR)  (CO-OBLIGOR)  (CO-OBLIGOR)  SUBSIDIARIES ELIMINATIONS    TOTALS
                              ------------  -----------  ------------  ------------  -----------  ------------  ----------
Net Sales...................   $   --        $  --        $   --        $   --        $ 136,289    $   --       $  136,289
Cost and expenses:
  Cost of goods sold........       --           --            --            --          109,065        --          109,065
  Selling and general.......       --           --            --            --           11,891        --           11,891
  Depreciation and
    amortization............       --           --            --            --            2,599        --            2,599
                              ------------  -----------  ------------  ------------  -----------  ------------  ----------
    Earnings from
      operations............       --           --            --            --           12,734        --           12,734

Equity in earnings of
  subsidiaries..............        4,528        2,919         1,823         2,625       --           (11,895)      --
Interest expense, net.......       --           (3,002)         (879)         (616)      (1,082)       --           (5,579)
Other expense, net..........       --           --            --            --             (145)       --             (145)
                              ------------  -----------  ------------  ------------  -----------  ------------  ----------
    Earnings (loss) before
      income taxes..........        4,528          (83)          944         2,009       11,507       (11,895)       7,010

Provision for income
  taxes.....................       --           (1,267)         (308)         (216)       4,273        --            2,482
                              ------------  -----------  ------------  ------------  -----------  ------------  ----------
Net earnings................        4,528        1,184         1,252         2,225        7,234       (11,895)       4,528
Dividends on redeemable
  preference shares.........        1,275       --            --            --           --            --            1,275
                              ------------  -----------  ------------  ------------  -----------  ------------  ----------
Net earnings available for
  ordinary shareholders.....   $    3,253    $   1,184    $    1,252    $    2,225    $   7,234    $  (11,895)  $    3,253
                              ------------  -----------  ------------  ------------  -----------  ------------  ----------
                              ------------  -----------  ------------  ------------  -----------  ------------  ----------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                          (THOUSANDS OF U.S. DOLLARS)

                                  (UNAUDITED)

6. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED):

                                                         FOR THE SIX MONTHS ENDED JUNE 28, 1997
                              --------------------------------------------------------------------------------------------
                                            CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                            ---------------------------------------
                                EURAMAX      AMERIMAX      EURAMAX       EURAMAX
                              INTERNATIONAL  HOLDINGS,     EUROPEAN      EUROPEAN       NON-
                                  PLC          INC.      HOLDINGS PLC  HOLDINGS,B.V.  GUARANTOR
                                (PARENT)    (GUARANTOR)  (CO-OBLIGOR)  (CO-OBLIGOR)  SUBSIDIARIES ELIMINATIONS    TOTALS
                              ------------  -----------  ------------  ------------  -----------  ------------  ----------
Net sales...................   $   --        $  --        $   --        $   --        $ 251,163    $   --       $  251,163
Cost and expenses:
  Cost of goods sold........       --           --            --            --          201,101        --          201,101
  Selling and general.......       --           --            --            --           22,530        --           22,530
  Depreciation and
    amortization............       --           --            --            --            5,294        --            5,294
                              ------------  -----------  ------------  ------------  -----------  ------------  ----------
    Earnings from
      operations............       --           --            --            --           22,238        --           22,238
Equity in earnings of
  subsidiaries..............        7,133        3,994         3,200         4,979       --           (19,306)      --
Interest expense, net.......       --           (6,256)       (1,694)       (1,196)      (2,051)       --          (11,197)
Other expense, net..........       --           --            --            --             (185)       --             (185)
                              ------------  -----------  ------------  ------------  -----------  ------------  ----------
    Earnings (loss) before
      income taxes..........        7,133       (2,262)        1,506         3,783       20,002       (19,306)      10,856
Provision for income
  taxes.....................       --           (2,434)         (593)         (419)       7,169        --            3,723
                              ------------  -----------  ------------  ------------  -----------  ------------  ----------
Net earnings................        7,133          172         2,099         4,202       12,833       (19,306)       7,133
Dividends on redeemable
  preference shares.........        2,508       --            --            --           --            --            2,508
                              ------------  -----------  ------------  ------------  -----------  ------------  ----------
Net earnings available for
  ordinary shareholders.....   $    4,625    $     172    $    2,099    $    4,202    $  12,833    $  (19,306)  $    4,625
                              ------------  -----------  ------------  ------------  -----------  ------------  ----------
                              ------------  -----------  ------------  ------------  -----------  ------------  ----------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                          (THOUSANDS OF U.S. DOLLARS)

                                  (UNAUDITED)

6. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED):

                                                              QUARTER ENDED JUNE 27, 1998
                              --------------------------------------------------------------------------------------------
                                            CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                            ---------------------------------------
                                EURAMAX      AMERIMAX      EURAMAX       EURAMAX
                              INTERNATIONAL  HOLDINGS,     EUROPEAN      EUROPEAN       NON-
                                  PLC          INC.      HOLDINGS PLC  HOLDINGS,B.V.  GUARANTOR
                                (PARENT)    (GUARANTOR)  (CO-OBLIGOR)  (CO-OBLIGOR)  SUBSIDIARIES ELIMINATIONS    TOTALS
                              ------------  -----------  ------------  ------------  -----------  ------------  ----------
Net Sales...................   $   --        $  --        $   --        $   --        $ 160,434    $   --       $  160,434
Cost and expenses:
  Cost of goods sold........       --           --            --            --          130,572        --          130,572
  Selling and general.......          105       --            --            --           12,631        --           12,736
  Depreciation and
    amortization............       --           --            --            --            3,057        --            3,057
                              ------------  -----------  ------------  ------------  -----------  ------------  ----------
    Earnings (loss) from
      operations............         (105)      --            --            --           14,174        --           14,069
Equity in earnings of
  subsidiaries..............        4,682        2,062         1,370         1,734       --            (9,848)      --
Interest expense, net.......       --             (330)         (252)         (223)      (5,269)       --           (6,074)
Other income (expense),
  net.......................       --           --              (347)          363         (107)       --              (91)
                              ------------  -----------  ------------  ------------  -----------  ------------  ----------
    Earnings before income
      taxes.................        4,577        1,732           771         1,874        8,798        (9,848)       7,904
Provision for income
  taxes.....................           39         (179)         (131)            5        3,632        --            3,366
                              ------------  -----------  ------------  ------------  -----------  ------------  ----------
Net earnings................        4,538        1,911           902         1,869        5,166        (9,848)       4,538
Dividends on redeemable
  preference shares.........        1,463       --            --            --           --            --            1,463
                              ------------  -----------  ------------  ------------  -----------  ------------  ----------
Net earnings available for
  ordinary shareholders.....   $    3,075    $   1,911    $      902    $    1,869    $   5,166    $   (9,848)  $    3,075
                              ------------  -----------  ------------  ------------  -----------  ------------  ----------
                              ------------  -----------  ------------  ------------  -----------  ------------  ----------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                          (THOUSANDS OF U.S. DOLLARS)

                                  (UNAUDITED)

6. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED):

                                                         FOR THE SIX MONTHS ENDED JUNE 27, 1998
                              --------------------------------------------------------------------------------------------
                                            CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                            ---------------------------------------
                                EURAMAX      AMERIMAX      EURAMAX       EURAMAX
                              INTERNATIONAL  HOLDINGS,     EUROPEAN      EUROPEAN       NON-
                                  PLC          INC.      HOLDINGS PLC  HOLDINGS,B.V.  GUARANTOR
                                (PARENT)    (GUARANTOR)  (CO-OBLIGOR)  (CO-OBLIGOR)  SUBSIDIARIES ELIMINATIONS    TOTALS
                              ------------  -----------  ------------  ------------  -----------  ------------  ----------
Net sales...................   $   --        $  --        $   --        $   --        $ 303,523    $   --       $  303,523
Cost and expenses:
  Cost of goods sold........       --           --            --            --          249,989        --          249,989
  Selling and general.......          128       --            --            --           24,687        --           24,815
  Depreciation and
    amortization............       --           --            --            --            6,111        --            6,111
                              ------------  -----------  ------------  ------------  -----------  ------------  ----------
    Earnings (loss) from
      operations............         (128)      --            --            --           22,736        --           22,608
Equity in earnings of
  subsidiaries..............        6,124          457         2,503         4,803       --           (13,887)      --
Interest expense, net.......       --             (913)         (429)         (229)     (10,563)       --          (12,134)
Other income (expense),
  net.......................       --           --              (273)         (753)         894        --             (132)
                              ------------  -----------  ------------  ------------  -----------  ------------  ----------
    Earnings (loss) before
      income taxes..........        5,996         (456)        1,801         3,821       13,067       (13,887)      10,342
Provision for income
  taxes.....................           39         (407)         (162)         (389)       5,304        --            4,385
                              ------------  -----------  ------------  ------------  -----------  ------------  ----------
Net earnings (loss).........        5,957          (49)        1,963         4,210        7,763       (13,887)       5,957
Dividends on redeemable
  preference shares.........        2,876       --            --            --           --            --            2,876
                              ------------  -----------  ------------  ------------  -----------  ------------  ----------
Net earnings (loss)
  available for ordinary
  shareholders..............   $    3,081    $     (49)   $    1,963    $    4,210    $   7,763    $  (13,887)  $    3,081
                              ------------  -----------  ------------  ------------  -----------  ------------  ----------
                              ------------  -----------  ------------  ------------  -----------  ------------  ----------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                          (THOUSANDS OF U.S. DOLLARS)

                                  (UNAUDITED)

6. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED):

                                                                      DECEMBER 26, 1997
                                ---------------------------------------------------------------------------------------------
                                                CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                               ----------------------------------------
                                   EURAMAX      AMERIMAX      EURAMAX        EURAMAX
                                INTERNATIONAL   HOLDINGS,     EUROPEAN      EUROPEAN        NON-
                                     PLC          INC.      HOLDINGS PLC  HOLDINGS,B.V.   GUARANTOR
                                  (PARENT)     (GUARANTOR)  (CO-OBLIGOR)  (CO-OBLIGOR)   SUBSIDIARIES ELIMINATIONS   TOTALS
                                -------------  -----------  ------------  -------------  -----------  ------------  ---------
                                                           ASSETS
Current assets:
  Cash and cash equivalents...    $  --         $  --        $   --         $  --         $  12,914    $   --       $  12,914
  Accounts receivable, net....       --            --            --            --            78,085        --          78,085
  Inventories.................       --            --            --            --            87,461        --          87,461
  Other current assets........       --            --            --            --             2,314        --           2,314
                                -------------  -----------  ------------  -------------  -----------  ------------  ---------
    Total current assets......       --            --            --            --           180,774        --         180,774
Property, plant and equipment,
  net.........................       --            --            --            --           113,187        --         113,187
Amounts due from parent/
  affiliates..................       70,492        69,139        40,002        42,591        --          (222,224)     --
Goodwill, net.................       --            --            --            --            76,910        --          76,910
Investment in consolidated
  subsidiaries................       43,929        25,857          (213)       13,516        --           (83,089)     --
Deferred income tax asset.....       --               448        --             2,138         8,418        --          11,004
Other assets..................        2,070        --               856           934        12,015        --          15,875
                                -------------  -----------  ------------  -------------  -----------  ------------  ---------
                                  $ 116,491     $  95,444    $   40,645     $  59,179     $ 391,304    $ (305,313)  $ 397,750
                                -------------  -----------  ------------  -------------  -----------  ------------  ---------
                                -------------  -----------  ------------  -------------  -----------  ------------  ---------

                                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdrafts.............    $  --         $  --        $   --         $  --         $  11,470    $   --       $  11,470
  Accounts payable............       --            --            --            --            42,575        --          42,575
  Accrued expenses and other
    current liabilities               2,010        (1,609)          410         8,369        20,612        --          29,792
  Current maturities of long-
    term debt.................       --            --            --            --             3,924        --           3,924
                                -------------  -----------  ------------  -------------  -----------  ------------  ---------
    Total current
      liabilities.............        2,010        (1,609)          410         8,369        78,581        --          87,761
Long-term debt, less current
  maturities..................       70,605        --            27,179        37,216       105,292        --         240,292
Amounts due to
  parent/affiliates...........       --            77,779         3,954        --           140,491      (222,224)     --
Other liabilities.............       --            --            --            --             8,266        --           8,266
Deferred income taxes.........       --            --            --            --            17,555        --          17,555
                                -------------  -----------  ------------  -------------  -----------  ------------  ---------
    Total liabilities.........       72,615        76,170        31,543        45,585       350,185      (222,224)    353,874
                                -------------  -----------  ------------  -------------  -----------  ------------  ---------
Redeemable preference
  shares......................       40,382        --            --            --            --            --          40,382
                                -------------  -----------  ------------  -------------  -----------  ------------  ---------
Ordinary shareholders' equity:
  Ordinary shares.............        1,000        --                78            23         4,970        (5,071)      1,000
  Paid-in capital.............       --            17,000         6,922         9,077        89,458      (122,457)     --
  Retained earnings
    (deficit).................        4,420         2,381         1,779         6,358        18,714       (29,232)      4,420
  Dividends declared..........       --            --            --            --           (70,600)       70,600      --
  Accumulated other
    comprehensive income......       (1,926)         (107)          323        (1,864)       (1,423)        3,071      (1,926)
                                -------------  -----------  ------------  -------------  -----------  ------------  ---------
    Total ordinary
      shareholders' equity....        3,494        19,274         9,102        13,594        41,119       (83,089)      3,494
                                -------------  -----------  ------------  -------------  -----------  ------------  ---------
                                  $ 116,491     $  95,444    $   40,645     $  59,179     $ 391,304    $ (305,313)  $ 397,750
                                -------------  -----------  ------------  -------------  -----------  ------------  ---------
                                -------------  -----------  ------------  -------------  -----------  ------------  ---------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                          (THOUSANDS OF U.S. DOLLARS)

                                  (UNAUDITED)

6. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED):

                                                                        JUNE 27, 1998
                                ---------------------------------------------------------------------------------------------
                                                CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                               ----------------------------------------
                                   EURAMAX      AMERIMAX      EURAMAX        EURAMAX
                                INTERNATIONAL   HOLDINGS,     EUROPEAN      EUROPEAN        NON-
                                     PLC          INC.      HOLDINGS PLC  HOLDINGS,B.V.   GUARANTOR
                                  (PARENT)     (GUARANTOR)  (CO-OBLIGOR)  (CO-OBLIGOR)   SUBSIDIARIES ELIMINATIONS   TOTALS
                                -------------  -----------  ------------  -------------  -----------  ------------  ---------
                                                           ASSETS
Current assets:
  Cash and cash equivalents...    $  --         $  --        $   --         $  --         $  13,156    $   --       $  13,156
  Accounts receivable, net....       --            --            --            --            95,793        --          95,793
  Inventories.................       --            --            --            --            83,366        --          83,366
  Other current assets........       --            --            --            --             2,472        --           2,472
                                -------------  -----------  ------------  -------------  -----------  ------------  ---------
    Total current assets......       --            --            --            --           194,787        --         194,787
Property, plant and equipment,
  net.........................       --            --            --            --           113,322        --         113,322
Amounts due from parent/
  affiliates..................       70,536        71,522        39,592        39,712        --          (221,362)     --
Goodwill, net.................       --            --            --            --            75,203        --          75,203
Investment in consolidated
  subsidiaries................       49,912        26,314         2,315        17,978        --           (96,519)     --
Deferred income tax asset.....       --               448        --             2,094         8,424        --          10,966
Other assets..................        1,952        --               799           863         9,717        --          13,331
                                -------------  -----------  ------------  -------------  -----------  ------------  ---------
                                  $ 122,400     $  98,284    $   42,706     $  60,647     $ 401,453    $ (317,881)  $ 407,609
                                -------------  -----------  ------------  -------------  -----------  ------------  ---------
                                -------------  -----------  ------------  -------------  -----------  ------------  ---------

                                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdrafts.............    $  --         $  --        $   --         $  --         $   1,225    $   --       $   1,225
  Accounts payable............       --            --            --            --            60,581        --          60,581
  Accrued expenses and other
    current liabilities.......        2,102        (2,016)          241         5,964        20,016        --          26,307
  Current maturities of long-
    term debt.................       --            --            --            --            17,978        --          17,978
                                -------------  -----------  ------------  -------------  -----------  ------------  ---------
    Total current
      liabilities.............        2,102        (2,016)          241         5,964        99,800        --         106,091
Long-term debt, less current
  maturities..................       70,605        --            27,179        37,216        91,062        --         226,062
Amounts due to
  parent/affiliates...........       --            81,075         4,297        --           135,990      (221,362)     --
Other liabilities.............       --            --            --            --             7,835        --           7,835
Deferred income taxes.........       --            --            --            --            17,928        --          17,928
                                -------------  -----------  ------------  -------------  -----------  ------------  ---------
    Total liabilities.........       72,707        79,059        31,717        43,180       352,615      (221,362)    357,916
                                -------------  -----------  ------------  -------------  -----------  ------------  ---------
Redeemable preference
  shares......................       43,258        --            --            --            --            --          43,258
                                -------------  -----------  ------------  -------------  -----------  ------------  ---------
Ordinary shareholders' equity:
  Ordinary shares.............        1,000        --                78            23         4,970        (5,071)      1,000
  Paid-in capital.............       --            17,000         6,922         9,077        89,458      (122,457)     --
  Retained earnings
    (deficit).................        7,501         2,332         3,742        10,568        26,477       (43,119)      7,501
  Dividends declared..........       --            --            --            --           (70,600)       70,600      --
  Accumulated other
    comprehensive income......       (2,066)         (107)          247        (2,201)       (1,467)        3,528      (2,066)
                                -------------  -----------  ------------  -------------  -----------  ------------  ---------
    Total ordinary
      shareholders' equity....        6,435        19,225        10,989        17,467        48,838       (96,519)      6,435
                                -------------  -----------  ------------  -------------  -----------  ------------  ---------
                                  $ 122,400     $  98,284    $   42,706     $  60,647     $ 401,453    $ (317,881)  $ 407,609
                                -------------  -----------  ------------  -------------  -----------  ------------  ---------
                                -------------  -----------  ------------  -------------  -----------  ------------  ---------

       ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth the Company's Statements of Earnings Data expressed as a percentage of net sales:

                                                                           QUARTERS ENDED
                                                                  --------------------------------
                                                                   JUNE 28, 1997    JUNE 27, 1998
                                                                  ---------------  ---------------
Statement of Earnings Data:
Net sales.......................................................         100.0%           100.0%

Costs and expenses:
  Cost of goods sold............................................          80.0             81.4
  Selling and general...........................................           8.7              7.9
  Depreciation and amortization.................................           1.9              1.9
                                                                         -----            -----
  Earnings from operations......................................           9.4              8.8
Interest expense, net...........................................           4.1              3.8
Other expense, net..............................................           0.1              0.1
                                                                         -----            -----
  Earnings before income taxes..................................           5.2              4.9
Provision for income taxes......................................           1.8              2.1
                                                                         -----            -----
Net earnings....................................................           3.4%             2.8%
                                                                         -----            -----
                                                                         -----            -----

QUARTER ENDED JUNE 27, 1998 AS COMPARED TO QUARTER ENDED JUNE 28, 1997

NET SALES. Net sales increased 17.7% to $160.4 million for the quarter ended June 27, 1998, from $136.3 million for the quarter ended June 28, 1997. Approximately $27.6 million of this increase is attributable to net sales of Fabral, formerly Gentek Building Products, Inc., which was acquired by the Company on July 17, 1997. Increases in shipments, attributable to aluminum product shipments to OEM markets in Europe and metal raincarrying systems shipped to home center customers in North America, combined to increase net sales for the quarter ended June 27, 1998, by approximately $2.4 million as compared to net sales for the quarter ended June 28, 1997. In addition, net sales increased by (i) $2.8 million and $693,000 due to increased demand for specialty coated coil in Southern Europe and fabricated metal for the recreational vehicle market in the U.S., respectively, (ii) $261,000 due to strengthening of the Pound Sterling compared to the U.S. Dollar, and (iii) approximately $525,000 for sales attributable to Amerimax Laminated Products, Inc., formerly JTJ Laminating, Inc., acquired by the Company on March 28, 1997. These increases were partially offset by (i) weakening of the Dutch Guilder and French Franc compared to the U.S. Dollar, which reduced net sales approximately $1.1 million and $390,000, respectively, (ii) a $7.9 million decline in sales attributable to divested subsidiaries in 1997 and (iii) other individually insignificant occurrences. Net sales in the U.S. increased 23.9% to $104.1 million for the quarter ended June 27, 1998, from $84.1 million for the quarter ended June 28, 1997. Net sales in Europe increased 7.8% to $56.3 million for the quarter ended June 27, 1998, from $52.2 million for the quarter ended June 28, 1997.

COST OF GOODS SOLD. Cost of goods sold, as a percentage of net sales, increased 1.4% for the three months ended June 27, 1998, from 80.0% in 1997 to 81.4% in 1998. This increase is primarily attributable to sales of a greater percentage of lower margin product (steel) from the Fabral acquisition and higher paint costs at the Company's paint line facility in Helena, Arkansas, partially offset by (i) sales of a greater percentage of higher margin aluminum products, particularly in Europe, and (ii) an overall improvement in gross margin attributable to higher sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, as a percentage of net sales, decreased 0.8% for the quarter ended June 27, 1998, from 8.7% in 1997 to 7.9% in 1998. This decrease is primarily attributable to Fabral, which had lower selling and general expenses, as a percentage of net sales, than the Company prior to the Fabral acquisition.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization, as a percentage of net sales, for the quarter ended June 27, 1998, approximated expenses for the quarter ended June 28, 1997.

EARNINGS FROM OPERATIONS. For reasons stated above, earnings from operations in the U.S. increased to $7.4 million in the second quarter of 1998 from $5.4 million in the second quarter of 1997. Earnings from operations in Europe decreased to $6.7 million for the three months ended June 27, 1998, from $7.3 million for the three months ended June 28, 1997, primarily as a result of the weakening of the Dutch Guilder and French Franc.

INTEREST EXPENSE, NET. Net interest expense in the three months ended June 27, 1998, increased 8.9% from $5.6 million for the three months ended June 28, 1997, to $6.1 million for the three months ended June 27, 1998. This increase was due primarily to additional interest as a result of debt incurred for the Fabral acquisition.

OTHER EXPENSES, NET. Other expenses were not significant for the quarters ended June 27, 1998 and June 28, 1997.

PROVISION FOR INCOME TAXES. The effective rate for the provision for income taxes increased from 35.4% to 42.6% for the three months ended June 28, 1997, and June 27, 1998, respectively. This increase was primarily due to non-deductible goodwill arising from acquisitions made in 1997.

The following table sets forth the Company's Statements of Earnings Data expressed as a percentage of net sales:

                                                                          SIX MONTHS ENDED
                                                                  --------------------------------
                                                                   JUNE 28, 1997    JUNE 27, 1998
                                                                  ---------------  ---------------
Statement of Earnings Data:
Net sales.......................................................         100.0%           100.0%

Costs and expenses:
  Cost of goods sold............................................          80.1             82.4
  Selling and general...........................................           9.0              8.2
  Depreciation and amortization.................................           2.1              2.0
                                                                         -----            -----
  Earnings from operations......................................           8.8              7.4
Interest expense, net...........................................           4.4              4.0
Other expense, net..............................................           0.1              0.0
                                                                         -----            -----
  Earnings before income taxes..................................           4.3              3.4
Provision for income taxes......................................           1.5              1.4
                                                                         -----            -----
Net earnings....................................................           2.8%             2.0%
                                                                         -----            -----
                                                                         -----            -----

SIX MONTHS ENDED JUNE 27, 1998 AS COMPARED TO SIX MONTHS ENDED JUNE 28, 1997

NET SALES. Net sales increased 20.8% to $303.5 million for the six months ended June 27, 1998, from $251.2 million for the six months ended June 28, 1997. Approximately $47.9 million of this increase is attributable to net sales of Fabral, formerly Gentek Building Products, Inc., which was acquired by the company on July 17, 1997. Increases in shipments, attributable to aluminum product shipments to OEM markets in Europe and metal raincarrying systems to home center customers in North America, combined to increase sales for the six months ended June 27, 1998, by approximately $13.3 million as compared to net sales for the six months ended June 28, 1997. In addition, net sales increased by (i) $2.1 million, $2.0 million and $1.4 million due to increased demand for specialty coated coil in Southern Europe, custom windows in France and fabricated metal for the recreational vehicle market in the U.S., respectively,
(ii) $457,000 due to strengthening of the Pound Sterling compared to the U.S. Dollar, and (iii) approximately $6.7 million for sales attributable to Amerimax Laminated Products, Inc., formerly JTJ Laminating, Inc., acquired by the Company on March 28, 1997. These increases were partially offset by (i) weakening of the Dutch Guilder and French Franc compared to the U.S. Dollar, which reduced net sales approximately $3.5 million and $1.2 million, respectively, (ii) $17.3 million decline in sales in door and appliance products due to divestitures of the subsidiaries producing these product lines, and (iii) other individually insignificant occurrences. Net sales in the U.S. increased 27.1% to $188.8 million for the six months ended June 27, 1998, from $148.6 million for the six months ended June 28, 1997. Net sales in Europe increased 11.8% to $114.7 million for the six months ended June 27, 1998, from $102.6 million for the six months ended June 28, 1997.

COST OF GOODS SOLD. Cost of goods sold, as a percentage of net sales, increased 2.3% for the six months ended June 27, 1998, from 80.1% in 1997 to 82.4% in 1998. This increase is primarily attributable to sales of a greater percentage of lower margin product (steel) from the Fabral acquisition and higher paint costs at the Company's paint line facility in Helena, Arkansas, partially offset by (i) sales of a greater percentage of higher margin aluminum products, particularly in Europe, and (ii) an overall improvement in gross margin attributable to higher sales volume.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses, as a percentage of net sales, decreased 0.8% for the six months ended June 27, 1998, from 9.0% in 1997 to 8.2% in 1998. This decrease is primarily attributable to Fabral, which had lower selling and general expenses, as a percentage of net sales, than the company prior to the Fabral acquisition.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization, as a percentage of net sales, decreased 0.1% from 2.1% in 1997 to 2.0% 1998.

EARNINGS FROM OPERATIONS. For reasons stated above, earnings from operations in the U.S. increased from $7.4 million in the first half of 1997 to $8.6 million in the first half of 1998. Earnings from operations in Europe decreased 5.7% to $14.0 million for the six months ended June 27, 1998 from $14.8 million for the six months ended June 28, 1997. Approximately $700,000 of the decrease in Europe is a result of the weakening of the Dutch Guilder and French Franc.

INTEREST EXPENSE, NET. Net interest expense in the six months ended June 27, 1998 increased 8.4% from $11.2 million for the six months ended June 28, 1997, to $12.1 million for the six months ended June 27, 1998. This increase was due primarily to additional interest as a result of debt incurred for the Fabral acquisition.

OTHER EXPENSES, NET. Other expenses were not significant in the six-month periods ended June 27, 1998 and June 28, 1997.

PROVISION FOR INCOME TAXES. The effective rate for the provision for income taxes increased from 34.3% to 42.4% for the six months ended June 28, 1997, and June 27, 1998, respectively. This increase was due to non-deductible goodwill arising from 1997 acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY. The Company's primary liquidity needs arise from debt service on indebtedness incurred in connection with the Acquisition and the funding of capital expenditures. As of June 27, 1998, the Company had outstanding indebtedness for borrowed money of $244.0 million, $43.3 million of Preference Shares and ordinary shareholders' equity of $6.4 million, representing a decrease of $.2 million and increases of $2.9 million and $2.9 million, respectively, from December 26, 1997. Included in such indebtedness was approximately $109.0 million under the Company's credit agreement, consisting of $62.0 million under the Company's term loans and $47.0 million under the Company's revolving credit facility. The undrawn amount of the revolving credit facility at June 27, 1998, was approximately $53.0 million, which was available for working capital and general corporate purposes, subject to borrowing base limitations. As of June 27, 1998, this amount was fully available. The Company's leveraged financial position requires that a substantial portion of the Company's cash flow from operations be used to pay interest on the Notes, principal and interest under the Company's credit agreement and other indebtedness. Further, the Company's leveraged position may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes. In addition, the Company's leveraged position may make it more vulnerable to economic downturns and may limit its ability to withstand competitive pressures. The Company believes that cash generated from operations and, subject to borrowing base limitations, borrowings under the Company's credit agreement will be adequate to meet its needs for the foreseeable future, although no assurance to that effect can be given.

Principal and interest payments under the credit agreement and interest payments on the Notes represent significant liquidity requirements for the Company. With respect to the $62.0 million of term loans, the Company must make scheduled quarterly principal payments totaling $14.9 million over the remainder of 1998, $7.8 million in 1999, $4.7 million in 2000, $7.0 million in 2001, $12.4 million in 2002 and $15.2 million in 2003. The term loans and the revolving credit facility bear interest at floating rates.

On July 21, 1998, the Credit Agreement was amended to provide for the prepayment (the "Prepayment") of term loans equal to 75% of excess cash flow, as defined, for the period from July 17, 1997 through

December 26, 1997. Accordingly, current maturities of long-term debt as of June 27, 1998 include the Prepayment of approximately $12.5 million.

The Company's primary source of liquidity is funds generated from operations, which are supplemented by borrowings under the credit agreement. Net cash provided by operating activities decreased $19.2 million during the six months ended June 27, 1998 compared to the six months ended June 28, 1997. Decreased operating cash flows in 1998 as compared to 1997 are primarily due to a one time reduction of working capital in 1997 due to the sale of two subsidiaries and an increase in accounts receivable related to the seasonality of Fabral in 1998. These decreases were partially offset by an increase in accounts payable which was not as significant as in the same period in 1997 due to the timing of payments.

CAPITAL EXPENDITURES. The Company's capital expenditures were $6.2 million and $2.0 million in the six months ended June 27, 1998, and June 28, 1997, respectively. Capital expenditures in 1998 include approximately $1.3 million for improvements to paintlines in Helena, Arkansas; Roermond, The Netherlands and Corby, England. The balance of capital expenditures in both periods primarily relate to purchases and upgrades of fabricating equipment, transportation and material moving equipment, and information systems.

The Company has made and will continue to make capital expenditures to comply with Environmental Laws. The Company estimates that its environmental capital expenditures will be approximately $500,000 in 1998.

IMPACT OF THE YEAR 2000 ISSUE. Management continues to evaluate the effect of the Year 2000 issue on the Company. Ongoing assessment supports preliminary findings that the total cost of addressing the issue is not expected to have a material effect on the Company's business, financial condition or results of operations.

EUROPEAN CURRENCY. The 1992 treaty on European Union provides that, on January 1, 1999, a new single European currency, the "Euro," will become a currency in its own right, replacing the currencies of the eleven initial members of the European Union. Management continues to prepare for the Euro, particularly with respect to the Company's European subsidiaries. Preparations include analyses to determine the cost of conversion, the economic impact on the Company, and a schedule for the introduction of the Euro as a house currency for the appropriate subsidiaries. Preparations also include coordination with customers, suppliers and financial institutions to ensure a smooth transition. The Company expects to be able to transact business in the Euro beginning on January 1, 1999.

WORKING CAPITAL MANAGEMENT. Working capital was $88.7 million as of June 27, 1998. Excluding Fabral, working capital was $63.8 million as of June 27, 1998, compared to $104.1 million as of June 28, 1997. The Company believes that current levels of working capital represent a liquid source of funds available for future cash flows. The Company also believes that further reductions in working capital can be achieved upon completion of current information systems projects being undertaken in some of the Company's subsidiaries. The Company believes these systems will offer distinct advantages in monitoring credit, open receivables and inventory levels, while enabling centralized ordering and inventory management. However, there can be no assurance that further working capital reductions will be achieved.

RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (December 31, 1999 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derviatives are recorded each period in current earnings or other comprehensive income, depending on whether a derviative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transcations, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forcasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and loses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. Management is currently reviewing the provisions of SFAS No. 133 and does not beleieve that the Company's financial statements will be materially impacted by the adoption.

NOTE REGARDING FORWARD LOOKING STATEMENTS: The Management's Discussion and Analysis and other sections of this Form 10-Q may contain forward looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or variations of such words and similar expressions are intended to identify such forward looking statements. These forward-looking statements are based on a number of assumptions that could ultimately prove inaccurate, and, therefore, there can be no assurance that they will prove to be accurate. All such forward looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause future financial performance to differ materially and significantly from past results and from those expressed or implied in this document include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), changes in business strategy or development plans, the cyclical demand for the Company's products, the supply and/or price of aluminum and other raw materials, currency exchange rate fluctuations, environmental regulations, availability of financing, competition, reliance on key management personnel, ability to manage growth, loss of customers, and a variety of other factors. For further information on these and other risks, see the "Risk Factors" section of Item 1. of the Company's Annual Report on Form 10-K for the year ended December 26, 1997, as well as the Company's other filings with the Securities and Exchange Commission.

PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)(1) The following consolidated financial statements of Euramax International plc and its subsidiaries are included in Part I, Item 1.

        Condensed Consolidated Statements of Earnings for the quarters ended June 28, 1997, and June 27, 1998

        Condensed Consolidated Statements of Earnings for the six months ended June 28, 1997, and June 27, 1998

        Condensed Consolidated Balance Sheets at December 26, 1997, and June 27, 1998

        Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 1997, and June 27, 1998

        Notes to condensed consolidated financial statements

    (b) The Company filed no reports on Form 8-K during the three months ended June 27, 1998.

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

** Incorporated by reference to the Exhibit with the same number in the Registrant's Annual Report on Form 10-K (333-05978) which was filed on March 12, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Euramax International plc has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EURAMAX INTERNATIONAL PLC

                   SIGNATURE                                       TITLE                           DATE
------------------------------------------------  ----------------------------------------  ------------------

/s/ J. DAVID SMITH
--------------------------------------            Chief Executive Officer and President
J. David Smith                                                                               August 10, 1998

/s/ R. SCOTT VANSANT
--------------------------------------            Chief Financial Officer and Secretary
R. Scott Vansant                                                                             August 10, 1998