Form 10-Q
period 1998-09-26
EURAMAX INTERNATIONAL PLC
filed 1998-11-03
CIK 1026743

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM TO ______________ TO ______________

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

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

As of November 3, 1998, Registrant had outstanding 1,000,000 Ordinary Shares and 34,000,000 Preference Shares. All of these shares were owned by affiliates.

                                  Page 1 of 26
                        Exhibit Index located on page 25

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                                     QUARTER ENDED  QUARTER ENDED
                                                                                     SEPTEMBER 27,  SEPTEMBER 26,
                                                                                         1997           1998
                                                                                     -------------  -------------
Net sales..........................................................................   $   155,715    $   160,211

Costs and expenses:
  Cost of goods sold...............................................................       128,858        131,728
  Selling and general..............................................................        13,010         12,526
  Depreciation and amortization....................................................         3,302          3,075
                                                                                     -------------  -------------
                                                                                          145,170        147,329
                                                                                     -------------  -------------
  Earnings from operations.........................................................        10,545         12,882
Interest expense, net..............................................................        (5,913)        (5,815)
Other income, net..................................................................           518            745
                                                                                     -------------  -------------
  Earnings before income taxes and extraordinary item..............................         5,150          7,812
Provision for income taxes.........................................................         2,396          2,913
                                                                                     -------------  -------------
  Earnings before extraordinary item...............................................         2,754          4,899
Extraordinary item-loss on debt refinancing, net of income tax of $1,088...........         1,758        --
                                                                                     -------------  -------------
Net earnings.......................................................................           996          4,899
Dividends on redeemable preference shares..........................................         1,318          1,514
                                                                                     -------------  -------------
Net earnings (loss) available for ordinary shareholders............................   $      (322)   $     3,385
                                                                                     -------------  -------------
                                                                                     -------------  -------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                                NINE MONTHS ENDED   NINE MONTHS ENDED
                                                                                  SEPTEMBER 27,       SEPTEMBER 26,
                                                                                       1997                1998
                                                                                ------------------  ------------------
Net sales.....................................................................      $  406,878          $  463,734

Costs and expenses:
  Cost of goods sold..........................................................         329,959             381,717
  Selling and general.........................................................          35,540              37,341
  Depreciation and amortization...............................................           8,596               9,186
                                                                                      --------            --------
                                                                                       374,095             428,244
                                                                                      --------            --------
    Earnings from operations..................................................          32,783              35,490
Interest expense, net.........................................................         (17,110)            (17,949)
Other income, net.............................................................             333                 613
                                                                                      --------            --------
    Earnings before income taxes and extraordinary item.......................          16,006              18,154
Provision for income taxes....................................................           6,119               7,298
                                                                                      --------            --------
    Earnings before extraordinary item........................................           9,887              10,856
Extraordinary item-loss on debt refinancing, net of income tax of $1,088......           1,758              --
                                                                                      --------            --------
Net earnings..................................................................           8,129              10,856
Dividends on redeemable preference shares.....................................           3,826               4,390
                                                                                      --------            --------
Net earnings available for ordinary shareholders..............................      $    4,303          $    6,466
                                                                                      --------            --------
                                                                                      --------            --------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                                      DECEMBER 26,  SEPTEMBER 26,
                                                                                          1997          1998
                                                                                      ------------  -------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents.........................................................   $   12,914    $    16,280
  Accounts receivable, net..........................................................       78,085         93,352
  Inventories.......................................................................       87,461         83,906
  Other current assets..............................................................        2,314          2,556
                                                                                      ------------  -------------
    Total current assets............................................................      180,774        196,094
Property, plant and equipment, net..................................................      113,187        117,022
Goodwill, net.......................................................................       76,910         76,853
Deferred income taxes...............................................................       11,004         10,985
Other assets........................................................................       15,875          6,981
                                                                                      ------------  -------------
                                                                                       $  397,750    $   407,935
                                                                                      ------------  -------------
                                                                                      ------------  -------------

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdrafts...................................................................   $   11,470    $     1,433
  Accounts payable..................................................................       42,575         58,127
  Accrued expenses and other current liabilities....................................       29,792         33,567
  Current maturities of long-term debt..............................................        3,924          6,266
                                                                                      ------------  -------------
    Total current liabilities.......................................................       87,761         99,393
Long-term debt, less current maturities.............................................      240,292        222,282
Other liabilities...................................................................        8,266         11,002
Deferred income taxes...............................................................       17,555         18,864
                                                                                      ------------  -------------
    Total liabilities...............................................................      353,874        351,541
                                                                                      ------------  -------------
Redeemable preference shares........................................................       40,382         44,772
                                                                                      ------------  -------------
Ordinary shareholders' equity:
  Ordinary shares...................................................................        1,000          1,000
  Retained earnings.................................................................        4,420         10,886
  Accumulated other comprehensive loss..............................................       (1,926)          (264)
                                                                                      ------------  -------------
    Total ordinary shareholders' equity.............................................        3,494         11,622
                                                                                      ------------  -------------
                                                                                       $  397,750    $   407,935
                                                                                      ------------  -------------
                                                                                      ------------  -------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

                                                                            NINE MONTHS ENDED   NINE MONTHS ENDED
                                                                              SEPTEMBER 27,       SEPTEMBER 26,
                                                                                   1997                1998
                                                                            ------------------  ------------------
Net cash provided by operating activities.................................     $     20,670        $     23,165
                                                                                   --------            --------

Cash flows from investing activities:
  Proceeds from sale of assets............................................              157                 587
  Adjustment of Fabricated Products purchase price........................            3,487             --
  Proceeds from dispositions of businesses................................           12,764             --
  Purchases of businesses.................................................          (80,173)            --
  Capital expenditures....................................................           (5,634)             (9,451)
                                                                                   --------            --------
    Net cash used in investing activities.................................          (69,399)             (8,864)
                                                                                   --------            --------
Cash flows from financing activities:
  Proceeds from sale of currency swap.....................................          --                    7,580
  Repayment of long-term debt.............................................          (70,960)            (33,371)
  Proceeds from long-term debt............................................          118,440              17,573
                                                                                   --------            --------
    Net cash provided by (used in) financing activities...................           47,480              (8,218)
                                                                                   --------            --------
Effect of exchange rate changes on cash...................................           (1,817)             (2,717)
                                                                                   --------            --------
Net increase (decrease) in cash and equivalents...........................           (3,066)              3,366
Cash and equivalents at beginning of period...............................           12,516              12,914
                                                                                   --------            --------
Cash and equivalents at end of period.....................................     $      9,450        $     16,280
                                                                                   --------            --------
                                                                                   --------            --------
Non-cash financing activity:
  Dividends on redeemable preference shares...............................     $      3,826        $      4,390
                                                                                   --------            --------
                                                                                   --------            --------

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

The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of the management of the Company, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Management believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 26, 1997. Operating results for the period ended September 26, 1998, are not necessarily indicative of future results that may be expected for the year ending December 25, 1998.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

COMPREHENSIVE INCOME

Effective December 27, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Prior periods have been reclassified to reflect the adoption of this standard. The adoption of SFAS No. 130 has no material impact on the Company's consolidated results of operations, financial position or cash flows. Comprehensive income equals net earnings plus other comprehensive income. For the nine months ended September 26, 1998, and September 27, 1997, comprehensive income was approximately $12,518 and $5,402, respectively. Other comprehensive income refers to revenue, expenses, gains and losses that are reflected in stockholders' equity but excluded from net earnings. For the Company, the components of other comprehensive income are principally foreign currency translation adjustments and minimum pension liability adjustments. Other comprehensive income (loss), net of tax, was approximately $1,662 and $(2,727) for the nine months ended September 26, 1998, and September 27, 1997, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (December 31, 1999 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

3. INVENTORIES:

Inventories were comprised of:

                                                                  DECEMBER 26,  SEPTEMBER 26,
                                                                      1997          1998
                                                                  ------------  -------------
Raw materials...................................................   $   63,768     $  59,526
Work in process.................................................       12,029        12,291
Finished products...............................................       11,664        12,089
                                                                  ------------  -------------
                                                                   $   87,461     $  83,906
                                                                  ------------  -------------
                                                                  ------------  -------------

4. EXTRAORDINARY ITEM:

On July 17, 1997, concurrent with the purchase of Fabral, formerly Gentek Building Products, Inc., the Company amended and restated its Credit Agreement. As a result of the amendment and restatement, The Company extinguished all of its outstanding debt at July 17, 1997, under the previous Credit Agreement. Included in such extinguishment is a loss of $1.8 million, net of income taxes of $1.1 million, on the write-off of deferred financing fees related to the previous Credit Agreement. Additional financing fees of $1.3 million were deferred at July 17, 1997, in conjunction with the amended and restated Credit Agreement.

5. LONG-TERM OBLIGATIONS:

In a series of transactions completed on August 7, 1998, the Company sold its interest in a currency swap whereby the Company was to receive $50.0 million in exchange for 85.1 million Dutch Guilders on October 1, 2003. Proceeds from the sale approximated $7.6 million and were used to reduce long-term indebtedness. The net gain on the sale was not material. Concurrent with the sale, the Company entered into a new currency swap requiring the Company to exchange 75.0 million Dutch Guilders for $37.5 million at maturity on October 1, 2003. Under the new agreement, the Company pays the counterparty a fixed rate of interest of 9.865% on the notional Dutch Guilders value in exchange for receiving interest of 11.25% on the notional U.S. dollar value.

On June 2, 1998, the Company entered into an interest rate swap agreement to reduce the volatility associated with U.S. LIBOR interest rate fluctuations. The agreement provides for the Company to swap

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

5. LONG-TERM OBLIGATIONS (CONTINUED):

floating U.S. LIBOR interest rates, on a notional amount of $75.0 million of U.S. Dollar indebtedness, for a floating rate tied to a historically less volatile index. The agreement, expiring June 2, 2003, also caps the highest rate of interest to be paid by the Company on the notional amount at 9.5%. The net cash amounts paid or received on the swap are accrued and recognized as an adjustment to interest expense. At September 26, 1998, the Company was a floating rate payor of 5.1989% and received a floating rate of 5.6250% on the notional amount of $75.0 million.

For further detailed information regarding the Company's long-term obligations, see Note 5 to the financial statements contained in the Company's 1997 Annual Report on Form 10-K.

6. COMMITMENTS AND CONTINGENCIES:

The Company has entered into several non-cancelable long-term contracts for the purchase of aluminum at market values. The aluminum contracts expire at various times through 1999. Contracted amounts of aluminum are less than the Company's anticipated requirements.

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of business. Although occasional adverse decisions or settlements may occur, it is the opinion of the Company's management, based upon information available at this time, that the expected outcome of these matters, individually or in the aggregate, would not reasonably be expected to have a material adverse effect on the consolidated financial position or results of operations of the Company and its subsidiaries taken as a whole.

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

In connection with the acquisition of the Company from Alumax Inc. on September 25, 1996, the Company was indemnified by Alumax for substantially all of its costs, if any, related to environmental matters for occurrences arising prior to the closing date of the acquisition during the period of time it was owned

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

7. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS:

On September 25, 1996, Euramax purchased the Company from Alumax Inc. The acquisition was financed, in part, through Senior Subordinated Notes due 2006 (the "Notes"). The Notes are primary obligations of Euramax (the "Parent"). The United Kingdom and Netherlands holding company subsidiaries of Euramax are co-obligors under the Notes (the "Co-obligors"). The United States holding company subsidiary of Euramax (the "Guarantor") has provided a full and unconditional guarantee of the Notes. The following supplemental condensed combined financial statements as of September 27, 1997 and September 26, 1998 reflect the financial position and results of operations of each of the Parent, the Co-Obligors and Guarantor entities, and such combined information of the Non-Guarantor Subsidiaries. The Co-obligors and the Guarantor are wholly-owned subsidiaries of Euramax and are each jointly, severally, fully, and unconditionally liable under the Notes. Separate complete financial statements of each Co-obligor and of the Guarantor are not presented because management has determined that they are not material to investors.

                                                               QUARTER ENDED SEPTEMBER 27, 1997
                            ------------------------------------------------------------------------------------------------------
                                       CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                            ------------------------------------------------------------
                                EURAMAX        AMERIMAX        EURAMAX        EURAMAX
                             INTERNATIONAL     HOLDINGS,      EUROPEAN       EUROPEAN        NON-
                                  PLC            INC.       HOLDINGS PLC   HOLDINGS,B.V.   GUARANTOR                  CONSOLIDATED
                               (PARENT)       (GUARANTOR)   (CO-OBLIGOR)   (CO-OBLIGOR)   SUBSIDIARIES ELIMINATIONS      TOTALS
                            ---------------  -------------  -------------  -------------  -----------  -------------  ------------
Net Sales.................     $  --           $  --          $  --          $  --         $ 155,715     $  --         $  155,715
Cost and expenses:
  Cost of goods sold......        --              --             --             --           128,858        --            128,858
  Selling and general.....        --              --             --             --            13,010        --             13,010
  Depreciation and
    amortization..........        --              --             --             --             3,302        --              3,302
                                  ------     -------------  -------------  -------------  -----------  -------------  ------------
    Earnings from
      operations..........        --              --             --             --            10,545        --             10,545
Equity in earnings of
  subsidiaries............           996           2,561         (3,551)         4,339        --            (4,345)        --
Interest income (expense),
  net.....................        --                (553)         1,925          1,251        (8,536)       --             (5,913)
Other income (expense),
  net.....................        --              --                784         (5,298)        5,032        --                518
                                  ------     -------------  -------------  -------------  -----------  -------------  ------------
    Earnings (loss) before
      income taxes and
      extraordinary
      item................           996           2,008           (842)           292         7,041        (4,345)         5,150
Provision (benefit) for
  income taxes............        --                (215)           883           (866)        2,594        --              2,396
                                  ------     -------------  -------------  -------------  -----------  -------------  ------------
    Earnings (loss) before
      extraordinary
      item................           996           2,223         (1,725)         1,158         4,447        (4,345)         2,754
Extraordinary item-loss on
  debt refinancing, net of
  income taxes of
  $1,088..................        --              --             --             --             1,758        --              1,758
                                  ------     -------------  -------------  -------------  -----------  -------------  ------------
Net earnings (loss).......           996           2,223         (1,725)         1,158         2,689        (4,345)           996
Dividends on redeemable
  preference shares.......         1,318          --             --             --            --            --              1,318
                                  ------     -------------  -------------  -------------  -----------  -------------  ------------
Net earnings (loss)
  available for ordinary
  shareholders............     $    (322)      $   2,223      $  (1,725)     $   1,158     $   2,689     $  (4,345)    $     (322)
                                  ------     -------------  -------------  -------------  -----------  -------------  ------------
                                  ------     -------------  -------------  -------------  -----------  -------------  ------------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

7. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED):

                                                        FOR THE NINE MONTHS ENDED SEPTEMBER 27, 1997
                           -------------------------------------------------------------------------------------------------------
                                       CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                           --------------------------------------------------------------
                                                                               EURAMAX
                               EURAMAX        AMERIMAX         EURAMAX        EUROPEAN
                            INTERNATIONAL     HOLDINGS,       EUROPEAN        HOLDINGS,       NON-
                                 PLC            INC.        HOLDINGS PLC        B.V.        GUARANTOR                 CONSOLIDATED
                              (PARENT)       (GUARANTOR)    (CO-OBLIGOR)    (CO-OBLIGOR)   SUBSIDIARIES ELIMINATIONS     TOTALS
                           ---------------  -------------  ---------------  -------------  -----------  ------------  ------------
Net sales................     $  --           $  --           $  --           $  --         $ 406,878    $   --        $  406,878
Cost and expenses:
  Cost of goods sold.....        --              --              --              --           329,959        --           329,959
  Selling and general....        --              --              --              --            35,540        --            35,540
  Depreciation and
    amortization.........        --              --              --              --             8,596        --             8,596
                                 ------     -------------         -----     -------------  -----------  ------------  ------------
    Earnings from
      operations.........        --              --              --              --            32,783        --            32,783
Equity in earnings of
  subsidiaries...........         8,129           6,555            (351)          9,318        --           (23,651)       --
Interest income
  (expense), net.........        --              (6,809)            231              55       (10,587)       --           (17,110)
Other income (expense),
  net....................        --              --                 784          (5,298)        4,847        --               333
                                 ------     -------------         -----     -------------  -----------  ------------  ------------
    Earnings (loss)
      before income taxes
      and extraordinary
      item...............         8,129            (254)            664           4,075        27,043       (23,651)       16,006
Provision (benefit) for
  income taxes...........        --              (2,649)            290          (1,285)        9,763        --             6,119
                                 ------     -------------         -----     -------------  -----------  ------------  ------------
    Earnings before
      extraordinary
      item...............         8,129           2,395             374           5,360        17,280       (23,651)        9,887
Extraordinary item-loss
  on debt refinancing,
  net of income taxes of
  $1,088.................        --              --              --              --             1,758        --             1,758
                                 ------     -------------         -----     -------------  -----------  ------------  ------------
Net earnings.............         8,129           2,395             374           5,360        15,522       (23,651)        8,129
Dividends on redeemable
  preference shares......         3,826          --              --              --            --            --             3,826
                                 ------     -------------         -----     -------------  -----------  ------------  ------------
Net earnings available
  for ordinary
  shareholders...........     $   4,303       $   2,395       $     374       $   5,360     $  15,522    $  (23,651)   $    4,303
                                 ------     -------------         -----     -------------  -----------  ------------  ------------
                                 ------     -------------         -----     -------------  -----------  ------------  ------------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

7. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED):

                                                             QUARTER ENDED SEPTEMBER 26, 1998
                        -----------------------------------------------------------------------------------------------------------
                                    CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                        --------------------------------------------------------------
                            EURAMAX                          EURAMAX        EURAMAX
                         INTERNATIONAL      AMERIMAX        EUROPEAN       EUROPEAN
                              PLC        HOLDINGS, INC.   HOLDINGS PLC   HOLDINGS,B.V.  NON-GUARANTOR                  CONSOLIDATED
                           (PARENT)        (GUARANTOR)    (CO-OBLIGOR)   (CO-OBLIGOR)    SUBSIDIARIES   ELIMINATIONS      TOTALS
                        ---------------  ---------------  -------------  -------------  --------------  -------------  ------------
Net Sales.............     $  --            $  --           $  --          $  --          $  160,211      $  --         $  160,211

Cost and expenses:
  Cost of goods
    sold..............        --               --              --             --             131,728         --            131,728
  Selling and
    general...........        --               --              --             --              12,526         --             12,526
  Depreciation and
    amortization......        --               --              --             --               3,075         --              3,075
                              ------           ------          ------    -------------  --------------  -------------  ------------
    Earnings from
      operations......        --               --              --             --              12,882         --             12,882
Equity in earnings of
  subsidiaries........         4,899            3,759            (490)          (147)         --             (8,021)        --
Interest expense,
  net.................        --                 (456)           (199)          (145)         (5,015)        --             (5,815)
Other income
  (expense), net......        --               --                 622          2,891          (2,768)        --                745
                              ------           ------          ------    -------------  --------------  -------------  ------------
    Earnings (loss)
      before income
      taxes...........         4,899            3,303             (67)         2,599           5,099         (8,021)         7,812
Provision (benefit)
  for income taxes....        --                 (212)             71          1,077           1,977         --              2,913
                              ------           ------          ------    -------------  --------------  -------------  ------------
Net earnings (loss)...         4,899            3,515            (138)         1,522           3,122         (8,021)         4,899
Dividends on
  redeemable
  preference shares...         1,514           --              --             --              --             --              1,514
                              ------           ------          ------    -------------  --------------  -------------  ------------
Net earnings (loss)
  available for
  ordinary
  shareholders........     $   3,385        $   3,515       $    (138)     $   1,522      $    3,122      $  (8,021)    $    3,385
                              ------           ------          ------    -------------  --------------  -------------  ------------
                              ------           ------          ------    -------------  --------------  -------------  ------------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

7. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED):

                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 26, 1998
                           -----------------------------------------------------------------------------------------------------
                                      CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                           ------------------------------------------------------------
                              EURAMAX       AMERIMAX        EURAMAX         EURAMAX
                           INTERNATIONAL    HOLDINGS,      EUROPEAN        EUROPEAN         NON-
                                PLC           INC.       HOLDINGS PLC   HOLDINGS, B.V.    GUARANTOR                 CONSOLIDATED
                             (PARENT)      (GUARANTOR)   (CO-OBLIGOR)    (CO-OBLIGOR)    SUBSIDIARIES ELIMINATIONS     TOTALS
                           -------------  -------------  -------------  ---------------  -----------  ------------  ------------
Net sales................    $  --          $  --          $  --           $  --          $ 463,734    $   --        $  463,734
Cost and expenses:
  Cost of goods sold.....       --             --             --              --            381,717        --           381,717
  Selling and general....          128         --             --              --             37,213        --            37,341
  Depreciation and
    amortization.........       --             --             --              --              9,186        --             9,186
                           -------------  -------------       ------          ------     -----------  ------------  ------------
    Earnings (loss) from
      operations.........         (128)        --             --              --             35,618        --            35,490
Equity in earnings of
  subsidiaries...........       11,023          4,216          2,013           4,656         --           (21,908)       --
Interest expense, net....       --             (1,369)          (628)           (374)       (15,578)       --           (17,949)
Other income (expense),
  net....................       --             --                349           2,138         (1,874)       --               613
                           -------------  -------------       ------          ------     -----------  ------------  ------------
    Earnings before
      income taxes.......       10,895          2,847          1,734           6,420         18,166       (21,908)       18,154
Provision (benefit) for
  income taxes...........           39           (619)           (91)            688          7,281        --             7,298
                           -------------  -------------       ------          ------     -----------  ------------  ------------
Net earnings.............       10,856          3,466          1,825           5,732         10,885       (21,908)       10,856
Dividends on redeemable
  preference shares......        4,390         --             --              --             --            --             4,390
                           -------------  -------------       ------          ------     -----------  ------------  ------------
Net earnings available
  for ordinary
  shareholders...........    $   6,466      $   3,466      $   1,825       $   5,732      $  10,885    $  (21,908)   $    6,466
                           -------------  -------------       ------          ------     -----------  ------------  ------------
                           -------------  -------------       ------          ------     -----------  ------------  ------------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

7. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED):

                                                                      DECEMBER 26, 1997
                            ------------------------------------------------------------------------------------------------------
                                      CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                            ----------------------------------------------------------
                                                                            EURAMAX
                               EURAMAX       AMERIMAX        EURAMAX       EUROPEAN
                            INTERNATIONAL    HOLDINGS,      EUROPEAN       HOLDINGS,
                                 PLC           INC.       HOLDINGS PLC       B.V.       NON-GUARANTOR                 CONSOLIDATED
                              (PARENT)      (GUARANTOR)   (CO-OBLIGOR)   (CO-OBLIGOR)    SUBSIDIARIES   ELIMINATIONS     TOTALS
                            -------------  -------------  -------------  -------------  --------------  ------------  ------------
                                                              ASSETS
Current assets:
  Cash and cash
    equivalents...........    $  --          $  --          $  --          $  --          $   12,914     $   --        $   12,914
  Accounts receivable,
    net...................       --             --             --             --              78,085         --            78,085
  Inventories.............       --             --             --             --              87,461         --            87,461
  Other current assets....       --             --             --             --               2,314         --             2,314
                            -------------  -------------  -------------  -------------  --------------  ------------  ------------
    Total current
      assets..............       --             --             --             --             180,774         --           180,774
Property, plant and
  equipment, net..........       --             --             --             --             113,187         --           113,187
Amounts due from parent/
  affiliates..............       70,492         69,139         40,002         42,591          --           (222,224)       --
Goodwill, net.............       --             --             --             --              76,910         --            76,910
Investment in consolidated
  subsidiaries............       43,929         25,857           (213)        13,516          --            (83,089)       --
Deferred income taxes.....       --                448         --              2,138           8,418         --            11,004
Other assets..............        2,070         --                856            934          12,015         --            15,875
                            -------------  -------------  -------------  -------------  --------------  ------------  ------------
                              $ 116,491      $  95,444      $  40,645      $  59,179      $  391,304     $ (305,313)   $  397,750
                            -------------  -------------  -------------  -------------  --------------  ------------  ------------
                            -------------  -------------  -------------  -------------  --------------  ------------  ------------

                                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdrafts.........    $  --          $  --          $  --          $  --          $   11,470     $   --        $   11,470
  Accounts payable........       --             --             --             --              42,575         --            42,575
  Accrued expenses and
    other current
    liabilities...........        2,010         (1,609)           410          8,369          20,612         --            29,792
  Current maturities of
    long-term debt........       --             --             --             --               3,924         --             3,924
                            -------------  -------------  -------------  -------------  --------------  ------------  ------------
    Total current
      liabilities.........        2,010         (1,609)           410          8,369          78,581         --            87,761
Long-term debt, less
  current maturities......       70,605         --             27,179         37,216         105,292         --           240,292
Amounts due to parent/
  affiliates..............       --             77,779          3,954         --             140,491       (222,224)       --
Other liabilities.........       --             --             --             --               8,266         --             8,266
Deferred income taxes.....       --             --             --             --              17,555         --            17,555
                            -------------  -------------  -------------  -------------  --------------  ------------  ------------
    Total liabilities.....       72,615         76,170         31,543         45,585         350,185       (222,224)      353,874
                            -------------  -------------  -------------  -------------  --------------  ------------  ------------
Redeemable preference
  shares..................       40,382         --             --             --              --             --            40,382
                            -------------  -------------  -------------  -------------  --------------  ------------  ------------
Ordinary shareholders'
  equity:
  Ordinary shares.........        1,000         --                 78             23           4,970         (5,071)        1,000
  Paid-in capital.........       --             17,000          6,922          9,077          89,458       (122,457)       --
  Retained earnings.......        4,420          2,381          1,779          6,358          18,714        (29,232)        4,420
  Dividends declared......       --             --             --             --             (70,600)        70,600        --
  Accumulated other
    comprehensive income/
    (loss)................       (1,926)          (107)           323         (1,864)         (1,423)         3,071        (1,926)
                            -------------  -------------  -------------  -------------  --------------  ------------  ------------
    Total ordinary
      shareholders'
      equity..............        3,494         19,274          9,102         13,594          41,119        (83,089)        3,494
                            -------------  -------------  -------------  -------------  --------------  ------------  ------------
                              $ 116,491      $  95,444      $  40,645      $  59,179      $  391,304     $ (305,313)   $  397,750
                            -------------  -------------  -------------  -------------  --------------  ------------  ------------
                            -------------  -------------  -------------  -------------  --------------  ------------  ------------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

7. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED):

                                                                    SEPTEMBER 26, 1998
                             -------------------------------------------------------------------------------------------------
                                      CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                             --------------------------------------------------------
                                                                           EURAMAX
                                EURAMAX      AMERIMAX       EURAMAX       EUROPEAN
                             INTERNATIONAL   HOLDINGS,     EUROPEAN       HOLDINGS,       NON-
                                  PLC          INC.      HOLDINGS PLC       B.V.        GUARANTOR                 CONSOLIDATED
                               (PARENT)     (GUARANTOR)  (CO-OBLIGOR)   (CO-OBLIGOR)   SUBSIDIARIES ELIMINATIONS     TOTALS
                             -------------  -----------  -------------  -------------  -----------  ------------  ------------
                                                            ASSETS
Current assets:
  Cash and cash
    equivalents............    $  --         $  --         $  --          $  --         $  16,280    $   --        $   16,280
  Accounts receivable,
    net....................       --            --            --             --            93,352        --            93,352
  Inventories..............       --            --            --             --            83,906        --            83,906
  Other current assets.....       --            --            --             --             2,556        --             2,556
                             -------------  -----------  -------------  -------------  -----------  ------------  ------------
    Total current assets...       --            --            --             --           196,094        --           196,094
Property, plant and
  equipment, net...........       --            --            --             --           117,022        --           117,022
Amounts due from parent/
  affiliates...............       73,138        74,571        43,452         45,721        22,671      (259,553)       --
Goodwill, net..............       --            --            --             --            76,853        --            76,853
Investment in consolidated
  subsidiaries.............       56,614        30,073         1,865         19,408        --          (107,960)       --
Deferred income taxes......       --               448        --              2,257         8,280        --            10,985
Other assets...............        1,893        --               792            901         3,395        --             6,981
                             -------------  -----------  -------------  -------------  -----------  ------------  ------------
                               $ 131,645     $ 105,092     $  46,109      $  68,287     $ 424,315    $ (367,513)   $  407,935
                             -------------  -----------  -------------  -------------  -----------  ------------  ------------
                             -------------  -----------  -------------  -------------  -----------  ------------  ------------

                                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdrafts..........    $  --         $  --         $  --          $  --         $   1,433    $   --        $    1,433
  Accounts payable.........       --            --            --             --            58,127        --            58,127
  Accrued expenses and
    other current
    liabilities............        2,103          (242)        1,239          8,518        21,949        --            33,567
  Current maturities of
    long-term debt.........       --            --            --             --             6,266        --             6,266
                             -------------  -----------  -------------  -------------  -----------  ------------  ------------
    Total current
      liabilities..........        2,103          (242)        1,239          8,518        87,775        --            99,393
Long-term debt, less
  current maturities.......       70,605        --            27,179         37,216        87,282        --           222,282
Amounts due to parent/
  affiliates...............        2,543        82,594         6,624          1,979       165,813      (259,553)       --
Other liabilities..........       --            --            --             --            11,002        --            11,002
Deferred income taxes......       --            --            --             --            18,864        --            18,864
                             -------------  -----------  -------------  -------------  -----------  ------------  ------------
    Total liabilities......       75,251        82,352        35,042         47,713       370,736      (259,553)      351,541
                             -------------  -----------  -------------  -------------  -----------  ------------  ------------
Redeemable preference
  shares...................       44,772        --            --             --            --            --            44,772
                             -------------  -----------  -------------  -------------  -----------  ------------  ------------
Ordinary shareholders'
  equity:
  Ordinary shares..........        1,000        --                78             23         4,970        (5,071)        1,000
  Paid-in capital..........       --            17,000         6,922          9,077        89,458      (122,457)       --
  Retained earnings
    (deficit)..............       10,886         5,847         3,604         12,090       (41,001)       19,460        10,886
  Accumulated other
    comprehensive income/
    (loss).................         (264)         (107)          463           (616)          152           108          (264)
                             -------------  -----------  -------------  -------------  -----------  ------------  ------------
    Total ordinary
      shareholders'
      equity...............       11,622        22,740        11,067         20,574        53,579      (107,960)       11,622
                             -------------  -----------  -------------  -------------  -----------  ------------  ------------
                               $ 131,645     $ 105,092     $  46,109      $  68,287     $ 424,315    $ (367,513)   $  407,935
                             -------------  -----------  -------------  -------------  -----------  ------------  ------------
                             -------------  -----------  -------------  -------------  -----------  ------------  ------------

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

The following discussion should be read in conjunction with the condensed consolidated financial statements included elsewhere in this document, as well as the year-end consolidated financial statements and management's discussion and analysis included in the Company's annual report on Form 10-K for the year ended December 26, 1997.

The Company is an international producer of value-added aluminum, steel, vinyl and fiberglass fabricated products. Euramax's core products include specialty coated coils, aluminum recreational vehicle sidewalls, farm and agricultural panels, roofing accessories, metal and vinyl raincarrying systems, soffit and fascia systems, recreational vehicle doors, and vinyl replacement windows. The Company's customers include original equipment manufacturers ("OEM"), including recreational vehicle manufacturers and producers of manufactured homes; home centers; distributors; farm/agricultural contractors; industrial and architectural contractors; and home improvement contractors.

The Company's operations are geographically diverse. It operates 26 plants in the United States, which represent approximately 65% of total sales, and five facilities in Western Europe, which represent approximately 35% of total sales. Although sales are higher in the United States, margins tend to be higher in Europe owing to a mix that is more heavily weighted toward aluminum products and unique product capabilities.

A significant portion of the Company's sales are generated in niche markets where the Company has a dominant market share, including aluminum recreational vehicle sidewalls, metal raincarrying products, and steel siding. Further, the Company's acquisition of Fabral in 1997 has significantly increased its share of the agricultural roofing and siding market. Throughout 1998, demand for specialty coated coil in Europe and fabricated products supplied to the recreational vehicle market has remained strong. Although many of the Company's customers are located in seasonal industries, the seasonality in the United States markets tends to compliment the seasonality in Europe, providing the Company with relatively consistent earnings throughout the year.

Approximately one-half of the Company's net sales are derived from sales of aluminum products. Unlike other raw materials used by the Company, the cost of aluminum is subject to a high degree of volatility caused by the relationship of world aluminum supply to world aluminum demand. However, as a fabricator, Euramax is less exposed to fluctuations in aluminum prices. Historically, prices at which the Company sells aluminum products tend to fluctuate with corresponding changes in the prices paid to suppliers for aluminum raw materials. Supplier price increases, of normal amount and frequency, can generally be passed to customers within two to four months. Accordingly, the Company's reported net sales of aluminum products may fluctuate with little or no change in the volume of aluminum shipments.

The Company's strategy is to expand its leadership position as a producer of aluminum, steel, vinyl and fiberglass products and to broaden its current diversity of products, customers and geographic regions in which it operates. Since the Company's formation in 1996, Management has pursued a strategy of enhancing the Company's operations and profitability and positioning the Company for future growth. Under this strategy, during 1997, the Company sold two businesses that did not serve Management's strategy and acquired two businesses to enable it to offer complementary products and expand its geographic coverage. The Company expects to continue to pursue a strategy of identifying and acquiring businesses and assets that will allow it to expand its leadership position in its current markets, as well as allow it to broaden its diversity of products, customers and geographic regions in which it operates.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 26, 1998 AS COMPARED TO QUARTER ENDED SEPTEMBER 27, 1997

The following table sets forth the Company's Statements of Earnings Data expressed as a percentage of net sales:

                                                                           QUARTERS ENDED
                                                                  --------------------------------
                                                                   SEPTEMBER 27,    SEPTEMBER 26,
                                                                       1997             1998
                                                                  ---------------  ---------------
STATEMENTS OF EARNINGS DATA:
Net sales.......................................................         100.0%           100.0%
Costs and expenses:
  Cost of goods sold............................................          82.8             82.2
  Selling and general...........................................           8.4              7.8
  Depreciation and amortization.................................           2.1              1.9
                                                                         -----            -----
  Earnings from operations......................................           6.7              8.1
Interest expense, net...........................................          (3.8)            (3.6)
Other income, net...............................................           0.3              0.5
                                                                         -----            -----
  Earnings before income taxes and extraordinary item...........           3.2              5.0
Provision for income taxes......................................           1.5              1.8
                                                                         -----            -----
  Earnings before extraordinary item............................           1.7              3.2
Extraordinary item-loss on debt refinancing, net of income
  taxes.........................................................           1.1           --
                                                                         -----            -----
Net earnings....................................................           0.6%             3.2%
                                                                         -----            -----
                                                                         -----            -----

NET SALES. Net sales increased 2.9% to $160.2 million for the quarter ended September 26, 1998, from $155.7 million for the quarter ended September 27, 1997. Approximately $5.0 million of this increase is attributable to net sales of Fabral, formerly Gentek Building Products, Inc., which was acquired by the Company on July 17, 1997. In addition, net sales increased by (i) $263,000, $572,000 and $213,000 due to strengthening of the Pound Sterling, Dutch Guilder and French Franc, respectively, compared to the U.S. Dollar, and (ii) approximately $1.2 million due to increased demand in laminated products in North America. These increases were partially offset by a $3.2 million decline in shipments attributable to aluminum product shipments to OEM markets in Europe and products shipped to home center customers and distributors in North America. Net sales in the U.S. increased 1.1% to $111.7 million for the quarter ended September 26, 1998, from $110.4 million for the quarter ended September 27, 1997. Net sales in Europe increased 7.2% to $48.5 million for the quarter ended September 26, 1998, from $45.3 million for the quarter ended September 27, 1997.

COST OF GOODS SOLD. Cost of goods sold, as a percentage of net sales, decreased 0.6% for the three months ended September 26, 1998, from 82.8% in 1997 to 82.2% in 1998. This decrease is primarily attributable to increased demand on higher margin laminated and aluminum products in the North America, coupled with lower raw material costs.

SELLING AND GENERAL. Selling and general expenses, as a percentage of net sales, decreased 0.6% for the quarter ended September 26, 1998, from 8.4% in 1997 to 7.8% in 1998. This decrease is primarily attributable to Fabral, which had lower selling and general expenses, as a percentage of net sales, than the Company prior to the Fabral acquisition.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization, for the quarter ended September 26, 1998, approximated expenses for the quarter ended September 27, 1997.

EARNINGS FROM OPERATIONS. For reasons stated above, earnings from operations in the U.S. increased to $8.4 million in the third quarter of 1998 from $7.8 million in the third quarter of 1997. Earnings from operations in Europe increased to $4.5 million for the three months ended September 26, 1998, from $2.7 million for the three months ended September 27, 1997.

INTEREST EXPENSE, NET. Net interest expense in the three months ended September 26, 1998, decreased 1.7% from $5.9 million for the three months ended September 27, 1997, to $5.8 million for the three months ended September 26, 1998.

OTHER EXPENSES, NET. Other expenses were not significant for the quarters ended September 26, 1998 and September 27, 1997.

PROVISION FOR INCOME TAXES. The effective rate for the provision for income taxes decreased from 46.5% to 37.3% for the three months ended September 27, 1997, and September 26, 1998, respectively. The higher rate in 1997 was primarily due to an increase in non-deductible goodwill amortization related to the finalization of the September 25, 1996 acquisition price and allocation (see "Organization, Acquisitions and Divestitures" in Notes to Consolidated Financial Statements included in the Company's report on Form 10-K for the year ended December 26, 1997).

EXTRAORDINARY ITEM. The quarter ended September 27, 1997, included a loss of approximately $1.8 million, net of income taxes of $1.1 million, for the write-off of deferred financing costs in connection with the extinguishment of debt related to the amendment and restatement of the Company's Credit Agreement to, among other items, provide available borrowings for the Fabral acquisition (see Extraordinary Item in Notes to Condensed Consolidated Financial Statements).

NINE MONTHS ENDED SEPTEMBER 26, 1998 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER
  27, 1997

The following table sets forth the Company's Statements of Earnings Data expressed as a percentage of net sales:

                                                                         NINE MONTHS ENDED
                                                                  --------------------------------
                                                                   SEPTEMBER 27,    SEPTEMBER 26,
                                                                       1997             1998
                                                                  ---------------  ---------------
STATEMENTS OF EARNINGS DATA:
Net sales.......................................................         100.0%           100.0%
Costs and expenses:
  Cost of goods sold............................................          81.1             82.3
  Selling and general...........................................           8.7              8.1
  Depreciation and amortization.................................           2.1              2.0
                                                                         -----            -----
  Earnings from operations......................................           8.1              7.6
Interest expense, net...........................................          (4.2)            (3.9)
Other income, net...............................................           0.1              0.1
                                                                         -----            -----
  Earnings before income taxes and extraordinary item...........           4.0              3.8
Provision for income taxes......................................           1.5              1.6
                                                                         -----            -----
  Earnings before extraordinary item............................           2.5              2.2
Extraordinary item-loss on debt refinancing, net of income
  taxes.........................................................           0.4           --
                                                                         -----            -----
Net earnings....................................................           2.1%             2.2%
                                                                         -----            -----
                                                                         -----            -----

NET SALES. Net sales increased 14% to $463.7 million for the nine months ended September 26, 1998, from $406.9 million for the nine months ended September 27, 1997. Approximately $52.9 million of this increase is attributable to net sales of Fabral, formerly Gentek Building Products, Inc., which was acquired by the

Company on July 17, 1997. Increases in shipments of products to OEM markets in Europe and home center customers and distributors in North America, combined to increase sales for the nine months ended September 26, 1998, by approximately $16.4 million as compared to net sales for the nine months ended September 27, 1997. In addition, net sales increased by (i) approximately $7.9 million for sales attributable to Amerimax Laminated Products, Inc., formerly JTJ Laminating, Inc., acquired by the Company on March 28, 1997, and (ii) $720,000 due to strengthening of the Pound Sterling compared to the U.S. Dollar. These increases were partially offset by (i) a $17.3 million decline in sales in door and appliance products due to divestitures of the subsidiaries producing these product lines, (ii) weakening of the Dutch Guilder and French Franc compared to the U.S. Dollar, which reduced net sales approximately $3.0 million and $1.0 million, respectively, and (iii) other individually insignificant occurrences. Net sales in the U.S. increased 16.0% to $300.4 million for the nine months ended September 26, 1998, from $259.0 million for the nine months ended September 27, 1997. Net sales in Europe increased 10.4% to $163.3 million for the nine months ended September 26, 1998, from $147.9 million for the nine months ended September 27, 1997.

COST OF GOODS SOLD. Cost of goods sold, as a percentage of net sales, increased 1.2% for the nine months ended September 26, 1998, from 81.1% in 1997 to 82.3% in 1998. This increase is primarily attributable to sales of a greater percentage of lower margin product (steel) from the Fabral acquisition and higher paint costs at the Company's coil coating facility in Helena, Arkansas, partially offset by (i) sales of a greater percentage of higher margin aluminum products, particularly in Europe, and (ii) an overall improvement in gross margin attributable to higher sales volume. Excluding Fabral, cost of goods sold, as a percentage of net sales, increased from 80.7% in 1997 to 80.8% in 1998.

SELLING AND GENERAL. Selling and general expenses, as a percentage of net sales, decreased 0.6% for the nine months ended September 26, 1998, from 8.7% in 1997 to 8.1% in 1998. This decrease is primarily attributable to Fabral, which had lower selling and general expenses, as a percentage of net sales, than the company prior to the Fabral acquisition.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization, as a percentage of net sales, decreased 0.1% from 2.1% in 1997 to 2.0% 1998.

EARNINGS FROM OPERATIONS. For reasons stated above, earnings from operations in the U.S. increased 12.2% to $16.5 million for the nine months ended September 26, 1998, from $14.7 million for the nine months ended September 27, 1997. Earnings from operations in Europe increased 5.3% to $19.0 million for the nine months ended September 26, 1998 from $18.1 million for the nine months ended September 27, 1997.

INTEREST EXPENSE, NET. Net interest expense in the nine months ended September 26, 1998 increased 4.9% to $17.9 million for the nine months ended September 26, 1998, from $17.1 million for the nine months ended September 27, 1997. This increase was due primarily to additional interest as a result of debt incurred for the Fabral acquisition.

OTHER EXPENSES, NET. Other expenses were not significant in the nine-month periods ended September 26, 1998 and September 27, 1997.

PROVISION FOR INCOME TAXES. The effective rate for the provision for income taxes increased to 40.2% from 38.2% for the nine months ended September 26, 1998, and September 27, 1997, respectively. This increase was due primarily to non-deductible goodwill arising from 1997 acquisitions.

EXTRAORDINARY ITEM. The nine months ended September 27, 1997, included a loss of approximately $1.8 million, net of income taxes of $1.1 million, for the write-off of deferred financing costs in connection with the extinguishment of debt related to the amendment and restatement of the Company's Credit Agreement to, among other items, provide available borrowings for the Fabral acquisition (see Extraordinary Item in Notes to Condensed Consolidated Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY. The Company's primary liquidity needs arise from debt service on indebtedness incurred in connection with the Acquisition and the funding of capital expenditures. As of September 26, 1998, the Company had outstanding indebtedness for borrowed money of $228.5 million, $44.8 million of Preference Shares and ordinary shareholders' equity of $11.6 million, representing a decrease of $15.7 million and increases of $4.4 million and $8.1 million, respectively, from December 26, 1997. Included in such indebtedness was approximately $93.5 million under the Company's credit agreement, consisting of $49.1 million under the Company's term loan and $44.4 million under the Company's revolving credit facility. The undrawn amount of the revolving credit facility at September 26, 1998, was approximately $55.6 million, which was available for working capital and general corporate purposes, subject to borrowing base limitations. As of September 26, 1998, this amount was fully available.

The Company's leveraged financial position requires that a substantial portion of the Company's cash flow from operations be used to pay interest on the Notes, principal and interest under the Company's credit agreement and other indebtedness. Further, the Company's leveraged position may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes. In addition, the Company's leveraged position may make it more vulnerable to economic downturns and may limit its ability to withstand competitive pressures. As previously noted, principal and interest payments under the credit agreement and interest payments on the Notes represent significant liquidity requirements for the Company. With respect to the $49.1 million of term loans, the Company must make scheduled quarterly principal payments totaling $1.6 million over the remainder of 1998, $7.8 million in 1999, $4.7 million in 2000, $4.6 million in 2001, $7.6 million in 2002, $13.4 million in 2003 and $9.4 million in 2004. The term loans and the revolving credit facility bear interest at floating rates.

CAPITAL EXPENDITURES. The Company's capital expenditures were $9.5 million and $5.6 million in the nine months ended September 26, 1998, and September 27, 1997, respectively. Capital expenditures in 1998 include approximately $2.6 million for improvements to paintlines in Helena, Arkansas; Roermond, The Netherlands and Corby, England. The balance of capital expenditures in both periods primarily relate to purchases and upgrades of fabricating equipment, transportation and material moving equipment, and information systems.

The Company has made and will continue to make capital expenditures to comply with Environmental Laws. The Company estimates that its environmental capital expenditures will be approximately $200,000 in 1998.

The Company's primary source of liquidity is funds generated from operations, which are supplemented by borrowings under the credit agreement. Net cash provided by operating activities increased $2.5 million during the nine months ended September 26, 1998 compared to the nine months ended September 27, 1997. Increased operating cash flows in 1998 as compared to 1997 are primarily due to increased operating earnings in 1998. Accounts receivable and accounts payable increased $15.3 million and $15.6 million, or 19.6% and 36.5%, respectively, over December 26, 1997 levels due to the Company's normal seasonal activity. The Company believes that cash generated from operations and, subject to borrowing base limitations, borrowings under the Company's credit agreement will be adequate to meet its needs for the foreseeable future, although no assurance to that effect can be given.

WORKING CAPITAL MANAGEMENT. Working capital was $96.7 million as of September 26, 1998 compared to $101.5 million as of September 27, 1997. The Company continues to aggressively manage working capital levels and believes that current levels of working capital represent a liquid source of funds available for future cash flows. The Company also believes that further reductions in working capital can be achieved upon completion of current information systems projects being undertaken in some of the Company's subsidiaries. The Company believes these systems will offer distinct advantages in monitoring credit, open receivables and inventory levels, while enabling centralized ordering and inventory management. However, there can be no assurance that further working capital reductions will be achieved.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the application year in certain computer programs. Any of the Company's computer programs that have date-sensitive software, including embedded computer chips, may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure, operating equipment failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company's plan to resolve the Year 2000 issue involves four phases: assessment, remediation, testing and implementation. To date, management has fully completed its assessment of the effect of the Year 2000 issue on its information systems, including the operating systems and equipment used in its manufacturing operations. Based on assessments conducted in 1997, the Company determined that it would be required to modify or replace significant portions of its software at two of its subsidiaries so that its computer systems will properly utilize dates beyond December 31, 1999. Based upon assessments conducted in 1998 with regard to operating equipment, the Company determined that it would not be required to modify or replace any material pieces of operating equipment in order for the equipment to properly utilize dates beyond December 31, 1999.

With respect to remediation, two of the Company's subsidiaries are currently undertaking conversions to fully integrated third-party software packages that will process the majority of the Company's key transactions. These conversions, including the testing and implementation of the new systems, are expected to be fully complete during the second half of 1999. The Company estimates the costs to complete the conversions to be approximately $2.0 million, which will be funded through operating cash flows. Based upon the estimated costs remaining as a percentage of total estimated costs, the Company is approximately 50% complete with the remediation phase related to the modification and replacement of the systems software located at the two subsidiaries. The Company believes that with the current modifications of existing software, the Year 2000 issue can be mitigated with respect to its significant processes.

Based upon the level of effort necessary to complete the task, the Company is approximately 90% complete on the testing phase for all other systems and operating equipment that the Company has assessed as being capable of properly utilizing dates beyond December 31, 1999. Completion of the testing phase is expected to occur by early 1999.

With respect to third parties, the Company has communicated with many of its major customers and its major vendors and suppliers to determine their state of readiness with respect to the Year 2000 issue. In addition, the Company conducted tests with several of its major vendors and suppliers during 1998, and will continue to conduct such tests during 1999. All costs associated with supplier and vendor compliance will be borne by the suppliers and vendors. To date, based upon the information provided by customers and suppliers and the tests which have been conducted with suppliers, the Company is not aware of any problems that would materially impact its results of operations, liquidity or capital resources.

While the Company currently believes that it will be able to modify or replace its affected systems in time to minimize any detrimental effects on its operations, failure to do so, or the failure of the Company's major customers and suppliers to modify or replace their affected systems, could have a material adverse impact on the Company's results of operations, liquidity or consolidated financial position in the future. The most reasonably likely worst case scenario of failure by the Company or its customers and suppliers to resolve the Year 2000 issue in a timely fashion would be a temporary slowdown at one or more of the Company's facilities and a temporary inability on the part of the Company to timely process orders and billings.

The Company's individual subsidiaries are currently identifying and considering various contingency options, including identification of alternate suppliers and vendors. Further, in the event that modifications and replacements of systems are not completed timely, the Company has contingency plans in place that would provide for significant transactions to be processed by other facilities located within the Company whose systems are capable of properly utilizing dates beyond December 31, 1999.

EUROPEAN CURRENCY

The 1992 treaty on European Union provides that, on January 1, 1999, a new single European currency, the "Euro," will become a currency in its own right, replacing the currencies of the eleven initial members of the European Union ("participating countries"). Fixed conversion rates between the participating countries' existing currencies ("legacy currencies") and the Euro will be established as of that date. The Euro will then be available for non-cash transactions. Between January 1, 1999 and January 1, 2002 (the "transition period"), the participating countries will have the option of accounting for their transactions in either Euros or their legacy currencies. The legacy currencies are scheduled to remain legal tender as denominations of the Euro until at least January 1, 2002, but not later than July 1, 2002. Beginning July 1, 2002, legacy currencies will cease to exist.

The Company is in the process of coordinating the preparations for the Euro, particularly with respect to the Company's European subsidiaries. Preparations include analyses to determine a schedule for the introduction of the Euro as a house currency for subsidiaries located in participating countries, the economic impact on the Company, and the cost of conversion. Preparations also include coordination with customers, suppliers, and financial institutions to ensure a smooth transition.

SCHEDULE FOR INTRODUCTION OF THE EURO--Three of the Companies' European subsidiaries are located in participating countries, but have elected the option of accounting for their transactions in their legacy currencies during at least the first year of the transition period. However, the Company, including subsidiaries located in both participating as well as non-participating countries, expects to be able to transact business in the Euro as of January 1, 1999, when necessary to meet the needs of its customers. This will include the ability to make and receive payments in the Euro, to invoice in the Euro, and to provide pricing in the Euro.

ECONOMIC IMPACT ON THE COMPANY--The increased price transparency resulting from the use of a single currency in the participating countries may affect the ability of certain companies to price their products differently in the various European markets. A possible result of this pricing transparency is price harmonization at lower average prices for products sold in some markets. However, due to the niche markets in which the Company operates, the Company does not anticipate that pricing transparency resulting from the use of a single currency by the participating countries will materially impact its sales.

In addition to the economic impact of pricing transparency, conversion to the Euro may reduce the Company's exposure to changes in foreign exchange rates due to the effect of having various assets and liabilities denominated in a single currency as opposed to various legacy currencies. However, because there will be less diversity in the Company's exposure to foreign currencies, movements in the Euro's value in U.S. dollars could have a more pronounced effect, positive or negative, on the Company's results.

COSTS OF CONVERSION TO THE EURO--The Company's European subsidiaries located in participating countries have converted or are in the process of converting to new computer systems to prepare for the Year 2000. These systems will also be Euro-capable. The conversions are expected to be complete by mid 1999. The Company estimates that its costs to complete the conversions to the new systems will be approximately $1.0 million for the remainder of 1998 and 1999. Other costs of conversion to the Euro are not expected to be material.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (December 31, 1999 for the

Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. Management is currently reviewing the provisions of SFAS No. 133 and does not believe that the Company's financial statements will be materially impacted by the adoption.

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

          Condensed Consolidated Statements of Earnings for the quarters ended September 27, 1997, and September 26, 1998

          Condensed Consolidated Statements of Earnings for the nine months ended September 27, 1997, and September 26, 1998

          Condensed Consolidated Balance Sheets at December 26, 1997, and September 26, 1998

          Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 1997, and September 26, 1998

          Notes to condensed consolidated financial statements

    (b) The Company filed no reports on Form 8-K during the three months ended September 26, 1998.

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

       21.1** Subsidiaries of Euramax International plc

       27.1  Financial Data Schedule: nine months ended September 26, 1998

       27.2  Restated Financial Data Schedule: six months ended June 27, 1998

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

                                          EURAMAX INTERNATIONAL PLC

                   SIGNATURE                                       TITLE                           DATE
------------------------------------------------  ----------------------------------------  ------------------

/s/ J. DAVID SMITH
--------------------------------------            Chief Executive Officer and President
J. David Smith                                                                                   11/3/98

/s/ R. SCOTT VANSANT
--------------------------------------            Chief Financial Officer and Secretary
R. Scott Vansant                                                                                 11/3/98