Form 10-K405
period 1998-12-25
EURAMAX INTERNATIONAL PLC
filed 1999-03-15
CIK 1026743

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 25, 1998

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                       COMMISSION FILE NUMBER: 333-05978
                            ------------------------

                           EURAMAX INTERNATIONAL PLC

             (Exact name of registrant as specified in its charter)

             ENGLAND AND WALES                         98-0166997
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

  5445 TRIANGLE PKWY SUITE 350, NORCROSS,                 30092
                  GEORGIA                              (Zip Code)
  (address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (770) 449-7066

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH         NAME OF EACH EXCHANGE ON WHICH
CLASS                           REGISTERED
----------------  ---------------------------------------
      None                         None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     None *
                                (TITLE OF CLASS)

* Certain notes issued by the Registrant are traded on the Luxembourg Stock Exchange.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /X/

    As of March 15, 1999, Registrant has outstanding 1,000,000 Ordinary Shares and 34,000,000 Preference Shares. All of these shares were owned by affiliates of the Company.

                               Page 1 of 84 pages
                        Exhibit Index begins on page 78

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

NOTE REGARDING PRIVATE SECURITIES LITIGATION REFORM ACT: Statements contained in this Form 10-K that are not historical facts include forward-looking statements that are subject to the safe harbor rules created by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-K which address activities, events or developments which Euramax International plc and subsidiaries (the "Company" or "Euramax") expect or anticipate will or may occur in the future, including statements regarding the Company's competitive position, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), changes in business strategy or development plans, cyclical demand for the Company's products, the supply and/or price of aluminum and other raw materials, currency exchange rate fluctuations, the Company's ability to pass on price increases, the impact of environmental laws and regulations, the availability of financing, reliance on key management personnel, ability to manage growth, the Company's expectations regarding the adequacy of current financing arrangements, loss of customers, quantitative and qualitative disclosures about market risk, and other statements regarding future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts are forward looking statements. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ significantly and materially from past results and from the Company's expectations, including the risk factors discussed in this Form 10-K, Item 1 "Business," and Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations," and other factors, many of which are beyond the control of the Company. Consequently, all of the forward looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. BUSINESS

GENERAL

Euramax International plc is an international producer of value-added aluminum, steel, vinyl and fiberglass fabricated products with facilities in the U.S., the U.K., The Netherlands and France. Euramax's core products include specialty coated coils, aluminum recreational vehicle sidewalls, recreational vehicle doors, farm and agricultural panels, metal and vinyl raincarrying systems, roofing accessories, soffit and fascia systems, and vinyl replacement windows. The Company's customers include original equipment manufacturers ("OEMs") such as recreational vehicle and commercial panel manufacturers; rural contractors; home centers; manufactured housing producers; distributors; industrial and architectural contractors; and home improvement contractors.

Euramax operates downstream of producers of aluminum coil, aluminum extrusions, steel coil and aluminum ingot. These producers supply the Company with aluminum coil, aluminum extrusions and steel coil. The Company sold approximately 171 and 282 million pounds of aluminum and steel, respectively, in 1998. To a lesser extent, the Company also distributes and fabricates products manufactured from vinyl and fiberglass.

Euramax is a national supplier in several of its key U.S. product lines and is one of the only national suppliers with in-house coil coating capabilities to supply aluminum sidewalls to recreational vehicle ("RV") manufacturers and steel siding to manufactured housing customers. This gives the Company certain advantages over regional suppliers who do not have in-house manufacturing capabilities or national distribution networks. In addition, extensive in-house manufacturing capabilities coupled with product offerings made from alternate raw materials enable Euramax to react to changing customer preferences.

A significant portion of the Company's sales are generated in niche markets where the Company has a dominant market share, including aluminum recreational vehicle sidewalls, metal raincarrying products and steel siding. The Company believes that in 1998 it sold at least 58% and 77% of the aluminum sidewalls used by RV manufacturers in the U.S. and Europe, respectively. These estimates are based upon the Company's sales volume of aluminum sidewalls used by RV manufacturers as a percentage of management's estimate of total sales volume for such products. In the same year, the Company sold aluminum and steel raincarrying products to more than 35 of the largest 50 home center companies in the U.S. The Company believes that in 1998 it sold at least 82% of all metal Do-It-Yourself raincarrying products sold to U.S. home centers. The Company also believes that it sold at least 60% of the steel siding sold to producers of manufactured housing in the U.S. Further, the Company's acquisition of Fabral in 1997 (see "The Transactions") significantly increased its share of the agricultural roofing and siding market. These estimates are based upon the Company's sales volume of metal raincarrying products sold to U.S. home centers, steel siding sold to producers of manufactured housing and agricultural roofing and siding sold to rural contractors as a percentage of management's estimate of total sales volume for such products. Net sales for 1998 in the U.S. and Europe were $398.1 million and $218.1 million, respectively.

Euramax is a holding company formed in 1996 by (i) ACP Holding Company ("ACP"), an affiliate of Citicorp Venture Capital, Ltd. ("CVC") and (ii) CVC European Equity Partners, L.P. ("CVCEEP") and CVC European Equity Partners (Jersey), L.P., (collectively with CVCEEP, "CVC Europe", and collectively with CVC, the "Investor Group") to acquire certain portions of the fabricated products operations of Alumax Inc. ("Alumax") pursuant to the Acquisition (defined below). In 1998, ACP, a limited Delaware partnership, distributed its holdings in Euramax to the ACP partners (see Item 12 "Security Ownership of Certain Beneficial Owners and Management"). Also in 1998, Alumax was acquired by Aluminum Company of America. See "The Transactions." The Company's operations are conducted through subsidiaries in the U.S. and Europe.

BUSINESS STRATEGY

The Company's strategy is to expand its leadership position as a producer of aluminum and steel products and to further diversify product offerings, customers and geographic regions in which it operates. Since the Company's formation in 1996, Management has pursued a strategy of improving the Company's operations and profitability while positioning the Company for future growth. Under this strategy, during 1997, the Company sold two businesses that did not serve Management's strategy and acquired two businesses to enable it to offer complementary products and expand its geographic coverage. The Company expects to continue identifying and acquiring businesses as part of executing its strategy.

THE TRANSACTIONS

ACQUISITION OF ALUMAX'S FABRICATED PRODUCTS BUSINESS IN SEPTEMBER 1996, AND
  RELATED FINANCING

Pursuant to a purchase agreement (the "Acquisition Agreement") dated June 24, 1996, between the Company and Alumax, on September 25, 1996 (the "Closing Date"), the Company purchased, through its wholly-owned subsidiaries, all of the issued and outstanding capital stock of certain of Alumax's subsidiaries which operated a portion of Alumax's fabricated products business (the "Acquisition"). The purchase price of approximately $252.4 million, including acquisition expenses of $3.9 million and adjustments to give effect to certain items including cash acquired and working capital, was allocated to the assets and liabilities of the Company based upon their fair market value at the date of the Acquisition under the purchase method of accounting.

In order to finance the purchase price, the Company and certain of its wholly-owned subsidiaries (i) incurred approximately $100.0 million of indebtedness under a credit agreement providing for $40.0 million in term loans and a revolving credit facility of up to $85.0 million (the "Credit Agreement"),
(ii) issued $135.0 million of subordinated notes (the "Notes") and (iii) issued to the Investor Group, certain members of management of the Company (the "Management Investors") and an affiliate of Banque Paribas (the agent under the Credit Agreement), an aggregate of approximately $35.0 million in preference and ordinary shares (the "Equity Contribution").

ACQUISITION OF FABRAL IN JULY 1997

On July 17, 1997, the Company's wholly owned subsidiary, Amerimax Fabricated Products, Inc. acquired all of the issued and outstanding capital stock of Gentek Holdings, Inc. and its subsidiary Gentek Building Products, Inc. (collectively "Gentek" or "Fabral") (the "Fabral Acquisition") for approximately $75.3 million. The purchase price was financed through additional borrowings under the Credit Agreement which was amended to, among other items, increase borrowings available for the Fabral Acquisition. At the Fabral Acquisition date, Gentek was comprised principally of Fabral, a division of Gentek headquartered in Lancaster, Pennsylvania. Fabral is a manufacturer and distributor of steel and aluminum roofing and wall paneling products specifically for the agricultural, commercial and industrial markets.

MARKET LEADERSHIP AND DIVERSITY OF BUSINESS

The Company's position as a leading international downstream producer of aluminum and steel products has enabled it to benefit from diversification across economic and product cycles among different geographic regions and customer groups. This diversification has historically enabled Euramax to maintain margins even though demand for certain products may be affected by seasonality and by changes in general and regional economic conditions such as trends in disposable income.

LEADERSHIP IN SEVERAL MARKETS: The Company's leadership in a variety of niche markets has enabled it to maintain consistent operating results. For example, the Company is a leading supplier of aluminum and steel sidewalls and siding to U.S. RV and manufactured housing producers. In addition, the Company believes that its 1998 sales of raincarrying systems represent a majority of such products sold to U.S. home centers. Similar leading positions are enjoyed by the Company's roll formed aluminum sheet and coil products sold to RV manufacturers in the U.S. and Europe.

MANUFACTURING EXPERTISE AND DIVERSITY OF PRODUCTS: The Company's technological expertise and its ability to fabricate from alternative materials have allowed it to develop new products and applications and to respond to the changing product requirements of its customers. Over time, Euramax has increased its ability to offer products manufactured from steel, vinyl and fiberglass, allowing it to meet regional material preferences, to provide substitute products for end-users and to retain customers in the event of demand shifts between raw materials.

GEOGRAPHIC DIVERSITY: The Company's sales span both the continental U.S. and Europe, which represented approximately 64.6% and 35.4% of 1998 net sales, respectively. The Company has manufacturing or distribution facilities strategically located in the U.K., The Netherlands, France and all major regions of the continental U.S. The Company's geographic diversity of sales limits reliance on any single regional economy in the U.S. or national economy in Europe.

CUSTOMER DIVERSITY: The Company is diversified by both size and type of customer. Of the Company's more than 5,000 customers, no single customer accounted for more than 6.0% of net sales in 1998. The top ten customers accounted for approximately 25.4% of 1998 net sales and represented five distinct end-use markets. These characteristics minimize the Company's reliance on individual customers or end-use markets.

DISTRIBUTION CAPABILITY: The Company's manufacturing and distribution network consists of 31 strategically located facilities, of which 26 are located in all major regions of the United States, and five are located in Europe. Euramax's network of facilities allows the Company to offer more comprehensive service than its regional competitors and to meet the increasing demands of its customers for short delivery lead times.

OPERATING SEGMENTS

The Company's reportable segments, aggregated according to manufacturing process, are as follows: European roll coating, U.S. fabrication and European fabrication. Financial information and other disclosures relating to the Company's operating segments are provided in Note 13 of the Consolidated Financial Statements. See, also, "Products and Customers."

MANUFACTURING PROCESSES

The Company's manufacturing processes employ a variety of equipment and several types of facilities. Management believes that the Company's effective deployment of equipment enables it to manufacture standard and custom products efficiently and economically. The Company has the equipment necessary for manufacturing substantially all of its products in-house, which minimizes reliance on third party processors. This provides certain cost benefits while enabling the Company to add new products on a timely basis. These capabilities provide certain marketing and pricing advantages, including the ability to control delivery time and to develop new and customer-specific products in an expeditious manner.

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

The Company's coating and fabrication capabilities are described in more detail as follows:

COATING (PAINTING AND ANODIZING): Roll coating is the process of applying a variety of liquid coatings (primarily paint) to bare aluminum or steel coil, providing a baked-on finish that is both protective and decorative. Over 135 million pounds of aluminum (90 million pounds in the European roll coating segment and 45 million pounds in the U.S. fabrication segment) and over 105 million pounds of steel (25 million pounds in the European roll coating segment and 80 million pounds in the U.S. fabrication segment) are roll coated by the Company at its eight roll coating operations annually. The Company has three such coating lines in the U.S. and five in Europe. The three coating lines in the U.S. are utilized for internal processing, while the five coating lines in Europe, located within two facilities, are utilized to supply roll coated products to external customers. The Company's roll coating facility in Roermond, The Netherlands is one of only three facilities in the world capable of coating coil up to 100 inches in width. The Roermond line services a variety of expanding markets in which wide coated aluminum is becoming increasingly important. Wide coils provide customers with the opportunity to produce products more economically by reducing labor costs and requiring fewer joints and seams in their manufacturing processes.

Anodizing is an electrochemical process that alters an aluminum surface through a controlled and accelerated oxidation process, which, if desired, may also color the material. Anodizing provides a high quality architectural finish to aluminum extrusions, which is demanded by certain customers. Anodizing is a key manufacturing process offered by the Company in certain European facilities included in the European fabrication segment, which fabricate bath and shower enclosures and automotive window trims.

FABRICATION: After coating, much of the Company's coil, in both its U.S. and European fabrication segments, is processed through slitting operations which cut coils into more narrow widths. The cut coils may then undergo a variety of downstream production processes which further fabricate the aluminum and steel sheet to form the desired product. Fabrication equipment includes rollformers, punch and brake presses and expanding machinery for a variety of applications.

The Company also utilizes specialized equipment in its U.S. fabrication segment to inject and laminate foam to provide insulation and rigidity to metal panels. Production machinery also includes equipment to bend, notch and cut aluminum and vinyl extrusions required, together with glass, for the assembly of windows and doors.

In 1995, the Company introduced laminated fiberglass products for use in the RV and transportation markets. The lamination process adheres fiberglass sheet to a wood or other solid substrate that provides rigidity. In March 1997, the Company acquired JTJ Laminating, Inc. to further enhance fiberglass lamination capabilities and laminated product offerings for its U.S. fabrication segment.

PRODUCTS AND CUSTOMERS

The Company's products are sold to a diverse group of customers operating in a variety of industries. The Company's sales and marketing effort is organized on a decentralized basis to provide required services to its broad customer base in multiple geographic areas (see Note 13 to the Consolidated Financial Statements). Customers include:

    - OEMs, including RV and commercial panel

    - Rural Contractors

    - Home Centers

    - Manufactured Housing Producers

    - Distributors

    - Industrial and Architectural Contractors

    - Home Improvement Contractors

The table below lists the Company's key products, materials used, customers and end-users, sales regions and segments:

                                                          CUSTOMERS AND        PRIMARY SALES
       PRODUCTS              PRIMARY MATERIALS              END-USERS             REGIONS           SEGMENTS
-----------------------  --------------------------  -----------------------  ---------------  ------------------
Specialty Coated Coils   Aluminum, Steel             OEMs, RV Manufacturers,  Europe           European Roll
  (painted aluminum and                              Various Building Panel                    Coating
  steel coils)                                       Manufacturers

Roofing & Siding         Aluminum, Steel, Vinyl,     OEMs, RV Manufacturers,  U.S., Europe     U.S. and European
  (including vehicle     Fiberglass                  Manufactured Housing,                     Fabrication
  sidewalls and                                      Rural Contractors,
  building panels)                                   Distributors,
                                                     Industrial and
                                                     Architectural
                                                     Contractors, Home
                                                     Improvement Contractors

Raincarrying Systems     Aluminum, Steel, Vinyl      Home Centers,            U.S.             U.S. Fabrication
  (gutters, downspouts)                              Manufactured Housing,
                                                     Rural Contractors, Home
                                                     Improvement Contractors

Soffit (roof             Aluminum, Steel             Home Centers,            U.S.             U.S. Fabrication
  overhangs), Fascia                                 Manufactured Housing,
  (trims), Flashing                                  Rural Contractors,
  (roofing valley                                    Industrial and
  material)                                          Architectural
                                                     Contractors, Home
                                                     Improvement Contractors

Doors                    Aluminum, Fiberglass        OEMs, RV Manufacturers,  U.S., Europe     U.S. and European
                                                     Distributors, Home                        Fabrication
                                                     Improvement Contractors

Windows                  Aluminum, Vinyl             OEMs, RV Manufacturers,  U.S., Europe     U.S. and European
                                                     Home Improvement                          Fabrication
                                                     Contractors

The following table sets forth the percentage of the Company's net sales attributable to its customers/ markets:

                                                       YEARS ENDED
                                          -------------------------------------
                                           DECEMBER     DECEMBER     DECEMBER
                                              25,          26,          27,
                                             1998         1997         1996
                                          -----------  -----------  -----------
OEMs                                           45.6%        49.6%        49.6%
Rural Contractors                              20.4%        11.6%        10.2%
Home Centers                                   14.4%        15.4%        17.5%
Manufactured Housing Producers                  9.1%         9.9%         8.3%
Distributors                                    3.8%         6.9%        11.1%
Industrial and Architectural Contractors        3.4%         2.2%       --
Home Improvement Contractors                    3.3%         4.4%         3.3%
                                          -----------  -----------  -----------
                                              100.0%       100.0%       100.0%
                                          -----------  -----------  -----------
                                          -----------  -----------  -----------

ORIGINAL EQUIPMENT MANUFACTURERS ("OEMS")

The Company supplies OEMs such as RV and commercial panel manufacturers. The Company's principal OEM customers are described below:

Recreational Vehicle Manufacturers: The Company is a leading supplier of various aluminum products to RV manufacturers in the U.S. and Europe. These products primarily consist of painted aluminum sheet and fabricated painted aluminum panels. The Company uses its decorative graphic coating lines to produce aluminum panels with decorative detailing in a variety of colors. The Company also supplies RV doors, windows and finished aluminum roofing panels. In addition, the Company supplies laminated aluminum and fiberglass panels to RV manufacturers.

The Company believes its decorative coating capabilities in the U.S. and in Europe provide a distinct technological advantage. These capabilities enable the Company to paint a stripe or other decorative pattern directly onto the aluminum sheet according to customer specifications. The alternative to a painted stripe is decorative tape, which must be applied to the aluminum sheet. The tape cannot be applied with the tight tolerances achieved by the Company's painting process, and does not offer the same graphics variety.

In recent years, laminated fiberglass sidewalls have displaced aluminum sidewalls in the "towable" segment of the U.S. RV market. In response to demand for laminated products in the U.S. markets, in 1995, the Company opened a lamination line, which can laminate fiberglass and aluminum, among other things, to a variety of substrates.

Commercial Panel Manufacturers: The Company sells painted aluminum coil to customers who produce commercial building panels. These panels become part of a total package of commercial building wall panels and facades. The Company also produces a composite "sandwich" building panel comprised of two aluminum skins with a polystyrene core, which insulates and abates noise. The panels are used in both residential (e.g., room additions and patio enclosures) and commercial applications (e.g., service stations and school buildings) as well as in the construction of "cold rooms" used for the storage of perishable goods.

Other Manufacturers: The Company also uses its decorative and coil coating capabilities for products supplied to overhead door manufacturers and producers of refrigerated transport containers. Door manufacturers produce the overhead doors, adding the necessary hardware and accessory items to complete the product.

RURAL CONTRACTORS

The Company supplies aluminum and steel roofing and siding products to rural contractors for use in agricultural and rural buildings such as sheds and animal confinement buildings. The Company sells its products to traditional rural contractors, including building supply dealers, building and agricultural cooperatives, and animal confinement integrators. Building suppliers and agricultural cooperatives typically purchase smaller quantities of product at multiple locations whereas contractors and integrators generally purchase large volumes for delivery to one site. The Fabral Acquisition substantially increased the Company's sales to rural contractors. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

HOME CENTERS

The Company's home center customers supply the well-established Do-It-Yourself ("DIY") market in the U.S., Canada, and the United Kingdom. In the U.S., the Company sells building and construction products, such as residential rain-carrying systems, roof flashing products, soffits, fascias, and steel roofing and siding. In the United Kingdom, the Company sells doors, screen door guards, bath enclosures, and shower, patio, and residential doors. These products, which are designed for ease of installation by DIY consumers, are produced with aluminum, galvanized or painted steel, and vinyl, depending on regional preferences. Home centers include small hardware stores, large cooperative buying groups, lumberyards and major home center retailers. The Company believes that it is the leading supplier of DIY metal raincarrying systems in the U.S. Competitors are generally regional and, thus, do not have the advantages of a nationwide service and distribution network such as the Company's. In addition, the Company has invested in a product bar coding system which can be used by the sophisticated inventory scanning systems prevalent in home centers. The Company expects to continue to exploit these strengths to introduce additional DIY products that could be sold through this distribution channel.

MANUFACTURED HOUSING PRODUCERS

The Company sells rollformed steel siding and trim parts to producers of manufactured housing in the U.S. These products are used for exterior walls and roofs. The Company is one of the few suppliers of steel siding to the manufactured housing industry that has metal coating capabilities. In addition to the raw material cost benefit, the Company views itself as an innovator in the market for colors and decorative coating. The Company can also meet the demands of the industry's short lead time requirements and more easily supply national accounts with its large network of facilities. While the Company enjoys a leading position in this market, recent trends show the annual amounts of steel siding sold to the manufactured housing industry to be declining. This is primarily due to the availability of low-cost vinyl siding, which has aesthetic advantages over steel. To a lesser degree, the Company also distributes vinyl siding to certain customers in the manufactured housing industry. In addition to steel siding, the Company also fabricates and supplies a variety of steel and aluminum trim components for manufactured home exteriors.

DISTRIBUTORS

The Company sells to distributors and stockists (the European equivalent of distributors), which perform as service centers for the next tier of customers in both the U.S. and Europe. A distributor will typically purchase coil which is later broken down or fabricated prior to resale. Residential building products sold through distributors include a wide range of metal roof flashing materials, painted aluminum trim coil, rain-carrying systems, fascia/soffit systems and drip edges.

INDUSTRIAL AND ARCHITECTURAL CONTRACTORS

The Company sells various products to the architectural and industrial contractor markets including standing seam panels, siding, soffits and fascias. These products are primarily produced from galvanized steel or aluminum.

HOME IMPROVEMENT CONTRACTORS

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

RAW MATERIALS

The Company's products are principally manufactured from aluminum coils and extrusions and steel coils. During 1998, approximately 171 million pounds of aluminum products and approximately 282 million pounds of steel were sold. The proportion sold in 1998 by value is $349.5 million of aluminum and $177.2 million of steel. Steel weighs approximately three times as much as the same volume of aluminum. In addition, during 1998, the Company sold $89.5 million of products manufactured from materials other than aluminum and steel.

All the Company's raw material inputs are sourced from external suppliers. The Company purchases its steel and aluminum sheet requirements from several foreign and domestic aluminum and steel mills. Management believes there is sufficient supply in the market place to competitively source all of its requirements without reliance on any particular supplier. The Company's large volume of aluminum and steel purchases afford it competitive market pricing.

Approximately 57% of the Company's net sales are derived from sales of aluminum products. Compared to the cost of other raw materials used by the Company, the cost of aluminum is subject to a high degree of volatility caused by, among other items, the relationship of world aluminum supply to world aluminum demand. However, as a fabricator, Euramax is less exposed to fluctuations in aluminum prices. Historically, prices at which the Company sells aluminum products tend to fluctuate with corresponding changes in the prices paid to suppliers for aluminum raw materials. Supplier price increases, of normal amount and frequency can generally be passed to customers within two to four months. Conversely, as aluminum prices decline, corresponding price reductions are typically passed on to customers within the same time frame. Accordingly, the Company's net sales and margins on aluminum products may fluctuate with little or no change in the volume of aluminum shipments.

The Company continually scrutinizes aluminum costs and adjusts its purchasing, inventory and sales programs accordingly. At certain times, the Company enters into contracts for the purchase of aluminum and steel at market values in an attempt to assure a margin on specific customer orders. However, historically, the Company has not engaged in extensive hedging activities intended to manage long-term risks relating to movements in market prices of steel and aluminum raw materials. At times, high aluminum prices have led customers to use alternative products, including steel, vinyl and fiberglass. The Company believes that its ability to supply certain products manufactured from these alternatives provides it with a competitive advantage over competitors who do not offer these choices.

COMPETITION

Competition in the U.S. RV and manufactured housing markets comes primarily from one subsidiary of a large publicly held U.S. building products company. Other competition in these markets, and other U.S. markets, comes largely from privately and publicly held companies that are generally smaller than the Company. In Europe, competitors of the Company include three to four integrated companies in the specialty coil-coating business. Other smaller companies compete with the Company in the building and construction, RV and transportation markets in Europe, both on a regional basis and some on a pan-European basis.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

The Company's manufacturing facilities are subject to a range of federal, state, local and European environmental and occupational health and safety laws, including those which relate to air emissions, wastewater discharges, the handling and disposal of solid and hazardous waste, and the remediation of contamination associated with the current and past use of hazardous substances or materials (collectively, "Environmental Laws"). If a release of hazardous substances or materials occurs on or from the Company's properties or any offsite disposal location used by the Company, or if contamination from prior activities is discovered at any of the Company's properties, the Company may be held liable for the costs of remediation (including any response costs), natural resource damages and associated transaction costs. While the amount of such liability could be material, the Company devotes resources to ensuring that its current operations are conducted in a manner intended to reduce such risks.

Based upon environmental reviews conducted (i) internally on a quarterly basis,
(ii) by outside consultants on a periodic basis, and (iii) by outside consultants in connection with the Acquisition, and assuming compliance by Alumax with its indemnification obligations under the Acquisition Agreement, the Company believes that it is currently in compliance with, and not subject to liability under, Environmental Laws except where such noncompliance or liability would not reasonably be expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries taken as a whole. Pursuant to the terms of the Acquisition Agreement, Alumax agreed to correct and to bear substantially all costs with respect to certain identified conditions of potential noncompliance and liability under Environmental Laws, none of which costs is currently believed to be material. Alumax's indemnification obligations under the Acquisition Agreement are not subject to an aggregate dollar limitation with respect to specifically identified environmental matters. However, with respect to all other environmental matters, Alumax's obligations are limited to $125.0 million. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation--Environmental Matters."

EMPLOYEES

As of December 25, 1998, the Company employed 2,162 people of which 855 were employed in Europe and 1,307 were employed in the United States. Of these 2,162 employees, 33% were salaried and 67% were hourly employees. Manufacturing employees at five of the Company's U.S. manufacturing facilities are covered by collective bargaining agreements. The Company and its subsidiaries are not a party to any material pending labor proceedings and believe that employee relations are satisfactory.

                                  RISK FACTORS

SUBSTANTIAL LEVERAGE

The Company incurred significant debt in connection with the Acquisition and the Fabral Acquisition. As of December 25, 1998, the Company had outstanding indebtedness of $217.7 million, $46.3 million of Preference Shares (as defined) and $9.7 million of ordinary shareholders' equity. For the year ended December 25, 1998, the Company's ratio of earnings to fixed charges was 1.84 to 1. The Company's leveraged financial position poses substantial risks to holders of the subordinated notes, including the risks that: (i) a substantial portion of the Company's cash flow from operations is dedicated to the payment of interest on the subordinated notes and the payment of principal and interest under the Credit Agreement and other indebtedness; (ii) the Company's leveraged position may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, including acquisitions; and
(iii) the Company's highly leveraged financial position may make it more vulnerable to economic downturns and may limit its ability to withstand competitive pressures. The Company believes that, based on its current level of operations, it will have sufficient capital to carry on its business and will be able to meet its scheduled debt service requirements. However, there can be no assurance that the future cash flow of the Company will be sufficient to meet the Company's obligations and commitments. In addition, the Credit Agreement contemplates that all borrowings thereunder will become due prior to 2004. If the Company is unable to generate sufficient cash flow from operations in the future to service its indebtedness and to meet its other commitments, the Company will be required to adopt one or more alternatives, such as refinancing or restructuring its indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. There can be no assurance that any of these actions could be effected on a timely basis or on satisfactory terms or that these actions would enable the Company to continue to satisfy its capital requirements. In addition, the terms of existing or future debt agreements, including the Credit Agreement and related indenture, may prohibit the Company from adopting any of these alternatives. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

CUSTOMERS IN CYCLICAL INDUSTRIES

Demand for most of the Company's products is cyclical in nature and subject to changes in general economic conditions that affect market demand. Sales to the building and construction markets are driven by trends in commercial and residential construction, housing starts, residential repair and remodelings. Transportation market sales are also cyclical in nature and typically follow the trends in the automotive, truck and recreational vehicle manufacturing industries. Historically, lower demand has led to lower margins, lower production levels, or both.

DEPENDENCE ON ALUMINUM

The Company's primary raw material is aluminum coil. Because changes in aluminum prices are generally passed through to the Company's customers, increases or decreases in aluminum prices generally cause corresponding increases and decreases in reported net sales, causing fluctuations in reported revenues that are unrelated to the level of business activity. However, if the Company is unable to pass through aluminum price changes to its customers in the future, the Company could be materially adversely affected. Any major dislocation in the supply and/or price of aluminum could have a material adverse effect on the Company's business and financial condition. The Company is therefore subject to the short-term commodity risk of carrying aluminum in its inventory. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SUBORDINATION OF NOTES; HOLDING COMPANY STRUCTURE

The Notes and a related guarantee (the "Guarantee") given by Amerimax Holdings, Inc., the U.S. holding company subsidiary of Euramax, are contractually subordinated to all Senior Debt (as defined) including all obligations under the Credit Agreement. In the event of a circumstance in which the contractual subordination provisions apply, holders of the Notes will not be entitled to receive, and will have an obligation to pay over to holders of Senior Debt, any payments they may receive in respect of such notes, including any payments received in respect of any Claims (as defined in the related indenture). At December 25, 1998, the aggregate amount of consolidated indebtedness and other liabilities which the notes are effectively subordinated to is approximately $197.6 million, of which approximately $82.7 million is outstanding under the Credit Agreement. The indebtedness under the Credit Agreement will become due prior to the time the principal obligations under the Notes become due. The issuers of the Notes, which are the Company and two of its subsidiaries, Euramax European Holdings plc and Euramax European Holdings B.V. (collectively, the "Issuers") and the guarantor, Amerimax Holdings, Inc. (the "Guarantor"), are holding companies and do not have any independent operations. Accordingly, the Notes and the Guarantee are structurally subordinated to all existing and future indebtedness of the subsidiaries of the Issuers and the Guarantor, through which the Company's operations are conducted, including obligations under the Credit Agreement. Subject to certain limitations, the Indenture permits the Issuers and their subsidiaries to incur additional indebtedness. See "The Transactions." The holders of any indebtedness of the Issuers' subsidiaries are entitled to payment of their indebtedness from the assets of such subsidiaries prior to the holders of any general unsecured obligations of the Issuers, including the Notes. In addition, substantially all of the assets of the Company and its subsidiaries are or may in the future be pledged to secure other indebtedness of the Company.

RESTRICTIONS IMPOSED BY THE CREDIT AGREEMENT AND THE INDENTURE

The Credit Agreement requires the Company to maintain specified financial ratios and meet certain financial tests, among other obligations, including a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio, a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") requirement and maximum amounts of capital expenditures. In addition, the Credit Agreement restricts, among other things, the Issuers' ability to incur additional indebtedness and make acquisitions. A failure to comply with the restrictions contained in the Credit Agreement could lead to an event of default thereunder which could result in an acceleration of such indebtedness. Such an acceleration would constitute an event of default under the Indenture relating to the Notes. In addition, the Indenture restricts, among other things, the Company's ability to incur additional indebtedness, sell assets, make certain payments and dividends or merge or consolidate. A failure to comply with the restrictions in the Indenture could result in an event of default under the Indenture.

ACQUISITION STRATEGY

The Company has engaged in and continues to engage in evaluations of and discussions with potential acquisition candidates. Any such transaction(s) have been and may be in the future financed by incurring additional indebtedness which could be material. See "Substantial Leverage." Any such transaction(s) would be subject to negotiations of definitive agreements, satisfactory financing arrangements (including compliance with the limitations on issuance of indebtedness in the Indenture and in the Credit Agreement) and applicable governmental approvals and consents. There can be no assurance that any additional acquisitions will be completed or that such acquired entities or assets will be successfully integrated into the Company's operations, or will be able to operate profitably.

RISK OF CURRENCY EXCHANGE RATE FLUCTUATIONS AND INTERNATIONAL MANUFACTURING

In 1998, approximately 35% of the Company's net sales were made outside the United States. The U.S. dollar value of the Company's non-U.S. sales varies with currency exchange rate fluctuations. Changes in currency exchange rates could have an adverse effect on the Company's results of operations and its ability to meet interest and principal obligations on the Notes. International manufacturing and sales are subject to risks including labor unrest, potentially high costs of terminating labor contracts, restrictions on transfers of funds, export duties and quotas, domestic and international customs and tariffs, unexpected changes in regulatory environments, difficulty in obtaining distribution and support, potentially adverse tax consequences and changes in effective tax rates. There can be no assurance that any of the foregoing factors will not have a material adverse effect on the Company's ability to increase or maintain its international sales or on the Company's results of operations.

IMPACT OF ENVIRONMENTAL REGULATION

The Company's U.S. and European facilities are subject to the requirements of federal, state, local and European environmental and occupational health and safety laws and regulations. There can be no assurance that Euramax is at all times in compliance with all such requirements. Euramax has made and will continue to make capital expenditures to comply with environmental requirements. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from Euramax's properties or any offsite disposal location used by Euramax, or if contamination from prior activities is discovered at any of Euramax's properties, Euramax may be held liable for cleanup costs, natural resource damages and associated transaction costs. The amount of such liability could be material. Euramax has been named a party potentially responsible for the costs of investigating and remediating nine waste disposal sites, pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1990. In addition, Euramax is currently engaged in environmental remediation or has reason to believe that remediation may be required at three properties currently operated by the Company. See "Business-- Environmental, Health and Safety Matters" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental Matters."

DEPENDENCE ON KEY PERSONNEL

The Company is dependent on the continued services of its senior management team. Although the Company believes it could replace key employees in an orderly fashion should the need arise, the loss of such key personnel could have a material adverse effect on the Company. The Company does not maintain key-person insurance for any of its officers, employees or directors. See Item 10 "Directors, Executive Officers and Key Management."

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

CONTROLLING SHAREHOLDERS

The Investor Group owns 68.5% of the outstanding ordinary shares of the Company and collectively controls the affairs and policies of the Company. Circumstances may occur in which the interests of the Investor Group, as shareholders of the Company, could be in conflict with the interests of the holders of the Notes. In addition, the Investor Group may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of the Notes. See Item 12 "Security Ownership of Certain Beneficial Owners and Management."

LIMITATIONS ON CHANGE OF CONTROL

In the event of a change of control, the Issuers will be required to make an offer for cash to repurchase the Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the repurchase date. A change of control will result in an event of default under the Credit Agreement and may result in a default under other indebtedness of the Company that may be incurred in the future. The Credit Agreement prohibits the purchase of outstanding Notes prior to repayment of the borrowings under the Credit Agreement, and any exercise by the holders of the Notes of their right to require the Company to repurchase the Notes will cause an event of default under the Credit Agreement. Finally, there can be no assurance that the Company will have the financial resources necessary to repurchase the Notes upon a change of control.

ITEM 2. PROPERTIES

The Company's principal business office and headquarters are located in Corby, England, with executive offices located in Norcross (Atlanta), Georgia. The principal facilities of the Company as of December 25, 1998 are listed below by operating segment:

                   FACILITY                                           FUNCTION                         SQUARE FEET
----------------------------------------------  -----------------------------------------------------  -----------
U.S. FABRICATION
  Anaheim, CA                                   Manufacturing                  (Leased)                    15,000
  Bedford Park, IL                              Manufacturing                  (Leased)                    70,000
  Bloomsburg, PA                                Manufacturing                  (Leased)                    96,000
  Bristol, IN                                   Manufacturing                  (Owned)                    110,115
  Bristol, IN                                   Office                         (Leased)                     3,454
  Cedar City, UT                                Manufacturing                  (Leased)                    38,000
  Dallas, TX                                    Office                         (Leased)                    12,230
  Elkhart, IN                                   Manufacturing                  (Leased)                    60,000
  Elkhart, IN                                   Manufacturing                  (Leased)                    65,000
  Elkhart, IN                                   Manufacturing                  (Owned)                     96,000
  Grand Prairie, TX                             Manufacturing                  (Leased)                    45,281
  Gridley, IL                                   Manufacturing                  (Owned)                     93,200
  Idabel, OK                                    Manufacturing                  (Owned)                     37,440
  Jackson, GA                                   Manufacturing                  (Owned)                     69,450
  Lancaster, PA                                 Manufacturing                  (Owned)                    220,000
  Lancaster, PA                                 Office and Manufacturing       (Owned)                    126,083
  Loveland, CO                                  Manufacturing                  (Leased)                    51,362
  Mansfield, TX                                 Manufacturing                  (Owned)                     55,280
  Marshfield, Wl                                Manufacturing                  (Owned)                     28,200
  Moulton, AL                                   Manufacturing                  (Owned)                     39,152
  Norcross, GA                                  Executive Offices              (Leased)                     3,627
  Rathdrum, ID                                  Manufacturing                  (Leased)                    26,190
  Romoland, CA                                  Manufacturing                  (Owned)                     65,500
  Sacramento, CA                                Manufacturing                  (Leased)                    40,800
  Stayton, OR                                   Manufacturing                  (Leased)                    35,733
  Tifton, GA                                    Manufacturing                  (Leased)                    55,600
  Tucker, GA                                    Manufacturing                  (Leased)                    35,000
  West Sacramento, CA                           Manufacturing                  (Leased)                    70,000
  West Helena, AR                               Manufacturing                  (Owned)                    230,000
EUROPEAN ROLL COATING
  Corby, England                                Office and Manufacturing       (Owned)                    171,000
  Roermond, The Netherlands                     Office and Manufacturing       (Owned)                    208,216
EUROPEAN FABRICATION
  Pudsey, England                               Office and Manufacturing       (Owned & Leased)           211,200
  Andrezieux-Boutheon, France                   Office and Manufacturing       (Owned)                     69,968
  Montreuil-Bellay, France                      Office and Manufacturing       (Owned)                    178,663

Management believes that the Company's facilities, taken as a whole, have adequate productive capacity and sufficient manufacturing equipment to conduct business at levels meeting current demand.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are not currently parties to any pending legal proceedings other than such proceedings incident to its business. Management believes that such proceedings would not, individually or in the aggregate, reasonably be expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries taken as a whole. See further information provided in Item 1 "Business" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no items submitted for vote of Security Holders in the quarter ended December 25, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

The Company issued notes that were registered under the Securities Act of 1933 in March, 1997. There is no established public trading market for any class of common ("ordinary") or preferred ("preference') equity of the Company. As of December 25, 1998, there were 35 holders of record of the Company's 1,000,000 ordinary shares.

As of December 25, 1998, the Company had issued and outstanding 34,000,000 shares of redeemable preference shares. The preference shares accrue fixed, cumulative dividends of 14% per annum compounded quarterly. These preference shares are more fully described in Note 6 to the Consolidated Financial Statements. The Company is prohibited from paying dividends on ordinary shares unless all required preferred dividends have been paid. The Credit Agreement contains certain restrictions on the payment of cash dividends.

During 1998, no securities were sold by the Company.

ITEM 6. SELECTED FINANCIAL DATA

Set forth below are selected financial data of the Company as of the dates and for the periods presented. For purposes of this presentation, all predecessor financial data represents such data for the Company when it was a division of Alumax. The selected financial data for each of the two years ended December 25, 1998, and December 26, 1997, the three months ended December 27, 1996, the nine months ended September 25, 1996, and the two years ended December 31, 1995 and 1994, were derived from the audited Consolidated Financial Statements of the Company. Due to required adjustments to record the Acquisition under the purchase method of accounting, the consolidated financial and other data for the period subsequent to the acquisition (the "Successor" periods) are not comparable to such data for the periods prior to the Acquisition (the "Predecessor" periods). The combined results of operations for the year ended December 27, 1996, represent the mathematical addition of the historical amounts for the Predecessor period (January 1, 1996 through September 25, 1996) and the Successor period (September 26, 1996 through December 27, 1996) and are not indicative of the results that would actually have been obtained if the Acquisition had occurred on December 31, 1995. The information contained in this table should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying notes thereto included herein.

                                                    SUCCESSOR                    PREDECESSOR                      PREDECESSOR
                                   -------------------------------------------  -------------    COMBINED     --------------------
                                                                     THREE          NINE       -------------
                                       YEAR           YEAR          MONTHS         MONTHS          YEAR              YEARS
                                       ENDED          ENDED          ENDED          ENDED          ENDED             ENDED
                                   DECEMBER 25,   DECEMBER 26,   DECEMBER 27,   SEPTEMBER 25,  DECEMBER 27,       DECEMBER 31,
                                       1998           1997           1996           1996           1996         1995       1994
                                   -------------  -------------  -------------  -------------  -------------  ---------  ---------
THOUSANDS OF U.S. DOLLARS
STATEMENT OF EARNINGS DATA:
Net sales                            $ 616,219      $ 557,014(2)   $ 125,529      $ 363,308      $ 488,837    $ 483,462  $ 446,572
                                   -------------  -------------  -------------  -------------  -------------  ---------  ---------
Costs and expenses:
  Cost of goods sold                   507,752        454,180        104,055        300,185        404,240      399,989    366,717
  Selling and general                   49,881         49,239         10,950         33,286         44,236       41,351     42,424
  Depreciation and amortization         12,326         11,663          2,591          6,995          9,586        7,980      7,672
                                   -------------  -------------  -------------  -------------  -------------  ---------  ---------
                                       569,959        515,082        117,596        340,466        458,062      449,320    416,813
                                   -------------  -------------  -------------  -------------  -------------  ---------  ---------
  Earnings from operations              46,260         41,932          7,933         22,842         30,775       34,142     29,759

Interest expense                       (24,204)       (24,082)        (6,235)          (930)        (7,165)      (4,089)    (1,155)
Interest income                            557            544             48            308            356        1,100        900
Other income (expense)                     524          1,107           (235)          (298)          (533)         (96)      (285)
                                   -------------  -------------  -------------  -------------  -------------  ---------  ---------
  Earnings before income taxes          23,137         19,501          1,511         21,922         23,433       31,057     29,219
Provision for income taxes              10,253          7,947            505          8,342          8,847       11,399     12,038
                                   -------------  -------------  -------------  -------------  -------------  ---------  ---------
Earnings before extraordinary
  item                                  12,884         11,554          1,006         13,580         14,586       19,658     17,181
Extraordinary item                          --          1,758(3)          --             --             --           --         --
                                   -------------  -------------  -------------  -------------  -------------  ---------  ---------
  Net earnings                          12,884          9,796          1,006         13,580         14,586       19,658     17,181
Dividends on redeemable
  preference shares                      5,957          5,191          1,191             --          1,191           --         --
                                   -------------  -------------  -------------  -------------  -------------  ---------  ---------
Net earnings (loss) available for
  ordinary shareholders              $   6,927      $   4,605      $    (185)     $  13,580      $  13,395    $  19,658  $  17,181
                                   -------------  -------------  -------------  -------------  -------------  ---------  ---------
                                   -------------  -------------  -------------  -------------  -------------  ---------  ---------
OTHER DATA:
Capital expenditures                 $  12,352      $   7,184      $     682      $  11,518      $  12,200    $  17,429  $   9,595
Ratio of earnings to fixed
  charges(1)                             1.84x          1.70x          1.26x         12.63x          3.78x        6.83x     13.04x
BALANCE SHEET DATA (END OF
  PERIOD):
Working capital                      $  88,558      $  93,013      $  97,619      $ 120,940      $  97,619    $ 127,380  $ 126,659
Total assets                           388,649        397,750        327,293        335,766        327,293      236,649    236,771
Total long-term debt, including
  current maturities                   217,678        244,216        211,740        235,000        211,740           --         --
Redeemable preference shares            46,339         40,382         35,191         34,000         35,191           --         --
Total ordinary shareholders'
  equity                                 9,665          3,494          2,173          1,000          2,173      151,461    133,786

------------------------------
(1) Earnings used in computing the ratio of earnings to fixed charges consist of earnings before income taxes plus fixed charges. Fixed charges consist of interest expense, including amortization of debt issuance costs and the estimated interest component of rent expense.
(2) Net sales for the year ended December 26, 1997 were increased by approximately $76 million from the Fabral and JTJ Laminating acquisitions.
(3) The results for the year ended December 26, 1997 included an extraordinary loss of $1.8 million, net of taxes of $1.1 million, for the write-off of deferred financing fees in connection with the amendment and restatement of the Company's Credit Agreement to, among other items, provide available borrowings for the acquisition of Fabral.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Item 6 "Selected Financial Data" and the Consolidated Financial Statements of the Company and the accompanying notes thereto included elsewhere herein. Certain risk factors, among others, should be considered carefully in evaluating the Company and its business. These risk factors include the following: (i) Substantial Leverage,
(ii) Customers in Cyclical Industries, (iii) Dependence on Aluminum, (iv) Subordination of Notes; Holding Company Structure, (v) Restrictions Imposed by the Credit Agreement and the Indenture, (vi) Acquisition Strategy, (vii) Risk of Currency Exchange Rate Fluctuations and International Manufacturing, (viii) Impact of Environmental Regulation, (ix) Dependence on Key Personnel, (x) Competition, (xi) Controlling Shareholders, and (xii) Limitations on Change of Control (see Item 1 "Business--Risk Factors"). Also, see the note preceding Part I of Item 1 "Business" for additional information regarding the Private Securities Litigation Reform Act.

OVERVIEW

Euramax International plc is an international producer of value-added aluminum, steel, vinyl and fiberglass fabricated products with facilities in the U.S., the U.K., The Netherlands and France. Euramax's core products include specialty coated coils, aluminum and fiberglass recreational vehicle sidewalls, recreational vehicle doors, farm and agricultural panels, metal and vinyl raincarrying systems, roofing accessories, soffit and fascia systems, and vinyl replacement windows. The Company's customers include original equipment manufacturers ("OEMs") such as recreational vehicle and commercial panel manufacturers; rural contractors; home centers; manufactured housing producers; distributors; industrial and architectural contractors; and home improvement contractors.

Net earnings for the year ended December 25, 1998, totaled $12.9 million as compared to net earnings of $9.8 million and $14.6 million for the years ended December 26, 1997, and December 27, 1996, respectively (see "Results of Operations" below for more detailed discussion of results). The 1998 results reflect significant growth in operating earnings due to record shipments to the RV/caravan markets, continued strength in the demand for specialty coated aluminum in Europe and completion of the integration of the Fabral and JTJ Laminating acquisitions (see Note 1 to Consolidated Financial Statements). The addition of Fabral allowed the Company to increase sales in the agricultural roofing and siding market (rural contractors) and, correspondingly, increase the use of steel as a raw material. The Company sold 22.6% more pounds of steel in 1998 as compared to 1997. The addition of JTJ Laminating allowed the Company to increase its offerings of laminated fiberglass products, primarily for the RV market. Improvements resulting from these conditions were partially offset by pricing pressures brought on by falling raw material prices, and the continued strength of the British Pound, which limited profitability on exports out of the U.K.

The Company achieved the vast majority of its goals in 1998. The Fabral and JTJ Laminating acquisitions were effectively integrated (see Note 1 to Consolidated Financial Statements), record shipment levels of 1997 were surpassed, and the overall financial position of the Company was improved. During 1999, management will continue to pursue acquisitions that add value and strategic advantages, identify opportunities for profitable growth and explore opportunities to further improve operations.

STRATEGY

The Company's strategy is to expand its leadership position as a producer of aluminum and steel products and to further diversify product offerings, customers and geographic regions in which it operates. Since the Company's formation in 1996, Management has pursued a strategy of improving the Company's operations and profitability, while positioning the Company for future growth. Under this strategy, during 1997, the Company sold two businesses that did not serve Management's strategy and acquired two businesses to enable it to offer complementary products and expand its geographic coverage. The Company expects to continue identifying and acquiring businesses and assets as part of executing its strategy.

While the Company's strategy includes identifying and acquiring businesses and assets that would enable it to offer complementary products and/or expand geographic coverage, there can be no assurance that additional acquisitions will be completed or that, if completed, such acquisitions would improve the overall profitability of the Company (see "Business--Risk Factors--Acquisition Strategy"). Additionally, there can be no assurance that the Company will experience similar general economic conditions that contributed to improvements in operating results for the year ended December 25, 1998.

RISK MANAGEMENT

The Company is exposed to market risk from changes in interest rates, exchange rates (primarily Dutch Guilders and British Pound Sterling) and commodity prices. At certain times, the Company enters into contracts for the purchase of aluminum and steel at market values in an attempt to assure a margin on specific customer orders. However, historically, the Company has not engaged in extensive hedging activities intended to manage long-term risks relating to movements in market prices of steel and aluminum raw materials. However, as part of a risk-management strategy to reduce the impact of exchange rate fluctuations and/or interest rate fluctuations, the Company has historically entered into currency swaps and interest rate swaps with major banking institutions (see Item 7A "Quantitative and Qualitative Disclosures About Market Risk").

Approximately 57% of the Company's 1998 net sales were derived from sales of aluminum products. Compared to the cost of other raw materials used by the Company, the cost of aluminum is subject to a high degree of volatility caused by, among other items, the relationship of world aluminum supply to world aluminum demand. However, as a fabricator, Euramax is less exposed to fluctuations in aluminum prices. Historically, prices at which the Company sells aluminum products tend to fluctuate with corresponding changes in the prices paid to suppliers for aluminum raw materials. Supplier price increases, of normal amount and frequency can generally be passed to customers within two to four months. Conversely, as aluminum prices decline, corresponding price reductions are typically passed on to customers within the same time frame. Accordingly, the Company's net sales and margins on aluminum products may fluctuate with little or no change in the volume of aluminum shipments.

The Company continually scrutinizes aluminum costs and adjusts its purchasing, inventory and sales programs accordingly. As mentioned above, at certain times, the Company enters into contracts for the purchase of aluminum and steel at market values in an attempt to assure a margin on specific customer orders. At times, high aluminum prices have led customers to use alternative products, including steel, vinyl and fiberglass. The Company believes that its ability to supply certain products manufactured from these alternatives provides it with a competitive advantage over competitors who do not offer these choices.

INTERNAL REVENUE SERVICE EXAMINATIONS

During 1998, the Company's United States income tax returns for the three months ended December 27, 1996, and the year ended December 26, 1997, were selected for examination by the Internal Revenue Service ("IRS"). Although it is reasonably possible that the IRS will disallow the deductibility of some expenses, the amount of the disallowance and ultimate liability for additional income taxes will not be determined until the IRS has concluded its examinations, which remain in progress as of the date of this report. However, based upon the facts currently available, the Company believes that the ultimate amount of tax deductions disallowed, if any, will not have a material adverse effect on the financial condition or cash flows of the Company.

RESULTS OF OPERATIONS

See Note 1 to the Consolidated Financial Statements for a description of the basis of presentation of financial information and the Company's relationship with Alumax, its former parent. Since Alumax operated in a decentralized manner, many corporate functions were performed directly by the Company. However, Alumax provided the Company with certain administrative services, including but not limited to tax compliance, treasury services, human resource administration, legal services, and investor relations. The Consolidated Financial Statements included elsewhere herein, and other financial information set forth herein, have been presented on a combined basis for periods prior to the Acquisition (the "Predecessor periods"), giving effect to, among other items, corporate expenses which anticipated requirements as a stand-alone company.

For purposes of the discussion below, the results of operations for the year ended December 27, 1996, represent the mathematical addition of the historical amounts for the Predecessor period (January 1, 1996 through September 25, 1996) and the Successor period (September 26, 1996 through December 27, 1996) and are not indicative of the results that would actually have been obtained if the Acquisition had occurred on December 31, 1995.

The following table sets forth the Company's Consolidated Statements of Earnings Data expressed as a percentage of net sales:

                                                           DECEMBER 25, 1998    DECEMBER 26, 1997    DECEMBER 27, 1996
                                                          -------------------  -------------------  -------------------
STATEMENTS OF EARNINGS DATA:
Net sales                                                          100.0%               100.0%               100.0%
Costs and expenses:
  Cost of goods sold                                                82.4                 81.5                 82.7
  Selling and general                                                8.1                  8.8                  9.0
  Depreciation and amortization                                      2.0                  2.1                  2.0
                                                                   -----                -----                -----
Earnings from operations                                             7.5                  7.6                  6.3
Interest expense, net                                                3.8                  4.2                  1.4
Other (income) expense, net                                          (.1)                (0.2)                 0.1
                                                                   -----                -----                -----
  Earnings before income taxes and extraordinary item                3.8                  3.6                  4.8
Provision for income taxes                                           1.7                  1.4                  1.8
                                                                   -----                -----                -----
  Earnings before extraordinary item                                 2.1                  2.2                  3.0
Extraordinary item-loss on debt refinancing, net of
  income tax benefit of $1.1 million                                  --                  0.3                   --
                                                                   -----                -----                -----
Net earnings                                                         2.1%                 1.9%                 3.0%
                                                                   -----                -----                -----
                                                                   -----                -----                -----

YEAR ENDED DECEMBER 25, 1998 COMPARED TO THE YEAR ENDED DECEMBER 26, 1997.

NET SALES. Net sales increased 10.6% to $616.2 million for the year ended December 25, 1998, from $557.0 million for the year ended December 26, 1997. Approximately $56.2 million of this increase is attributable to net sales of Fabral which was acquired by the Company on July 17, 1997 (see Note 1 to Consolidated Financial Statements). Excluding the increase in net sales attributable to Fabral, the Company achieved an increase in sales despite lower aluminum selling prices in 1998 associated with the falling world prices for aluminum. The average price of aluminum on the London Metal Exchange in 1998 was approximately 15% lower than the 1997 average. Aluminum shipments increased approximately 9% in 1998 compared to 1997, however, selling prices were generally lower in 1998. Excluding the effects of foreign currency fluctuations, net sales increased approximately $15.8 million due to increases in aluminum shipments to OEM markets in Europe (primarily sales of fabricated profiled panels for the RV/caravan markets), and metal raincarrying systems to home centers and distributors in the U.S. In addition, net sales increased approximately $7.3 million for sales attributable to Amerimax Laminated Products, Inc., acquired in early 1997, formerly known as JTJ Laminating (see Note 1 to Consolidated Financial Statements). Partially offsetting these increases were declines in sales of $17.3 million attributable to divested subsidiaries (see Note 1 to Consolidated Financial Statements), and the net effect of foreign currency fluctuations (strengthening of Pound Sterling offset by weakening of Dutch Guilder and French Franc), which resulted in a decrease in sales of approximately $1.3 million. Net sales in the U.S. increased 12.3% to $398.1 million for the year ended December 25, 1998, from $354.4 million for the year ended December 26, 1997. Net sales in Europe increased 7.7% to $218.1 million for the year ended December 25, 1998, from $202.6 million for the year ended December 26, 1997.

COST OF GOODS SOLD. Cost of goods sold, as a percentage of net sales, increased to 82.4% for the year ended December 25, 1998, from 81.5% for the year ended December 26, 1997. This increase is primarily due to the narrowing of margins on sales of aluminum products together with greater sales of lower margin steel products related to the acquisition of Fabral. Excluding Fabral in 1998, cost of goods sold as a percentage of net sales remained unchanged at 81.0% for both periods.

SELLING AND GENERAL EXPENSES. Selling and general expenses, as a percentage of net sales, decreased by 0.7% for the year ended December 25, 1998, to 8.1% from 8.8% in 1997. This decrease is primarily attributable to Fabral, which had lower selling and general expenses, as a percentage of net sales, than the Company prior to the Fabral acquisition.

OTHER EXPENSES, NET. Other expenses include foreign exchange gains and losses related to the Company's debt, currency swaps and interest payable. Other expenses for the year ended December 25, 1998, include net foreign exchange gains of $392.0 thousand, which were approximately $1.5 million lower than 1997 foreign exchange gains of $1.9 million.

PROVISION FOR INCOME TAXES. The effective rate for the provision for income taxes increased to 44.3% from 40.8% for the years ended December 25, 1998 and December 26, 1997, respectively. This increase was primarily due to non-deductible goodwill amortization arising from 1997 acquisitions.

EXTRAORDINARY ITEM. The results for the year ended December 26, 1997, included an extraordinary loss of $1.8 million, net of taxes of $1.1 million, for the write-off of deferred financing costs in connection with the amendment and restatement of the Company's Credit Agreement to, among other items, provide available borrowings for the Fabral acquisition.

YEAR ENDED DECEMBER 26, 1997 COMPARED TO THE YEAR ENDED DECEMBER 27, 1996.

NET SALES. Net sales increased 13.9% to $557.0 million for the year ended December 26, 1997, from $488.8 million for the year ended December 27, 1996. Approximately $59.4 million of this increase is attributable to net sales of Fabral which was acquired by the Company on July 17, 1997 (see Note 1 to Consolidated Financial Statements). Increases in aluminum shipments to OEM markets in Europe, raincarrying systems in North America, and an increase in steel shipments to producers of manufactured homes combined to increase net sales in 1997 by approximately $32.4 million. In addition, net sales increased approximately $17.0 million for sales attributable to Amerimax Laminated Products, Inc., acquired in early 1997, formerly known as JTJ Laminating (see
Note 1 to Consolidated Financial Statements). Increases were partially offset by
(i) the net effect of foreign currency fluctuations (strengthening of the Pound Sterling offset by weakening of the Dutch Guilder and French Franc), which reduced net sales by approximately $11.1 million; (ii) $21.7 million decline in net sales attributable to divested subsidiaries (see Note 1 to Consolidated Financial Statements); (iii) lower aluminum selling prices precipitated by an approximate 10% reduction in market prices for bare aluminum sheet; and (iv) other individually insignificant occurrences. Net sales in the U.S. increased 17.7% to $354.4 million for the year ended December 26, 1997, from $301.0 million for the year ended December 27, 1996. Net sales in Europe increased 7.9% to $202.6 million for the year ended December 26, 1997, from $187.8 million for the year ended December 27, 1996.

COST OF GOODS SOLD. Cost of goods sold, as a percentage of net sales, decreased 1.2% for the year ended December 26, 1997, to 81.5% in 1997 from 82.7% in 1996. This decrease is primarily attributable to (i) lower raw material prices, (ii) sales of a greater percentage of higher margin aluminum products, particularly in Europe, and (iii) an overall improvement in gross margin attributable to higher sales volume.

SELLING AND GENERAL EXPENSES. Selling and general expenses, as a percentage of net sales, decreased by 0.2% for the year ended December 26, 1997, to 8.8% in 1997 from 9.0% in 1996. This decrease is primarily attributable to the acquisition of Fabral, which had lower selling and general expenses, as a percentage of net sales, than the Company prior to the acquisition.

INTEREST EXPENSE, NET. Net interest expense for the year ended December 26, 1997, increased substantially to $23.5 million from $6.8 million for the year ended December 27, 1996. This increase was due primarily to a full year's interest as a result of acquisition borrowings.

OTHER EXPENSES, NET. Other expenses include foreign exchange gains and losses related to the Company's debt, currency swaps and interest payable. Other expenses for the year ended December 26, 1997, include net foreign exchange gains of approximately $1.9 million.

PROVISION FOR INCOME TAXES. The effective rate for the provision for income taxes increased to 40.8% from 37.8% for the years ended December 26, 1997, and December 27, 1996, respectively. This increase was primarily due to non-deductible goodwill amortization resulting from 1997 acquisitions.

EXTRAORDINARY ITEM. The results for the year ended December 26, 1997, included an extraordinary loss of $1.8 million, net of taxes of $1.1 million, for the write-off of deferred financing costs in connection with the amendment and restatement of the Company's Credit Agreement to, among other items, provide available borrowings for the Fabral Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY. The Company's primary liquidity needs arise from debt service on indebtedness incurred in connection with the Acquisition, other acquisitions, and the funding of capital expenditures. As of December 25, 1998, the Company had outstanding indebtedness of $217.7 million, as compared to $244.2 million as of December 26, 1997. Included in such indebtedness at December 25, 1998 was approximately $82.7 million under the Credit Agreement, consisting of $47.5 million under the Term Loans and $35.2 million under the Revolving Credit Facility. The undrawn amount of the Revolving Credit Facility at December 25, 1998, was approximately $64.8 million, which was available for working capital and general corporate purposes, subject to borrowing base limitations. As of December 25, 1998, this amount was fully available. During 1999, the Company is required to pay approximately $27.5 million in connection with the Excess Cash Flow Provision of the Credit Agreement, and intends to finance the payment through the use of its Revolving Credit Facility (see Note 5 to Consolidated Financial Statements).

Principal and interest payments under the Credit Agreement and interest payments on the Notes represent significant liquidity requirements for the Company. With respect to the $47.5 million of Term Loans, the Company must make principal payments totaling $9.2 million in 1999, $4.7 million in 2000, $7.2 million in 2001, $12.6 million in 2002, and $13.8 million in 2003. The Term Loans and the Revolving Credit Facility bear interest at floating rates. The Notes entitle the holders to an annual fixed interest rate of 11.25%. Pursuant to two currency swaps in place until October 1, 2003, the Company pays a counterparty a fixed rate of interest of 9.865% on the notional 75.0 million Dutch Guilders value and 12.720% on the notional

16.0 million Pounds Sterling value in exchange for receiving interest of 11.25% on the notional U.S. dollar values of $37.5 million and $25.0 million, respectively. (See Note 5 to Consolidated Financial Statements.)

As previously noted, the Company's leveraged financial position requires that a substantial portion of the Company's cash flow from operations be used to pay interest on the Notes and principal and interest under the Credit Agreement. Significant increases in the floating interest rates on the Term Loans and Revolving Credit Facility would result in increased debt service requirements, which may reduce the funds available for capital expenditures and other operational needs. In addition, the Company's leveraged position may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, including acquisitions. Further, the Company's leveraged position may make it more vulnerable to economic downturns and may limit its ability to withstand competitive pressures. See Note 5 to the Consolidated Financial Statements for a discussion of restrictive debt covenants.

The Company's primary source of liquidity is funds generated from operations, which are supplemented by borrowings under the Credit Agreement. Operations provided cash of $48.9 million in the year ended December 25, 1998, compared to $28.8 million in the year ended December 26, 1997, and $48.6 million for the year ended December 27, 1996. Operating cash flow of $48.9 million, together with proceeds of $7.6 million from the liquidation of The Netherlands foreign currency swap, enabled the Company to reduce long-term indebtedness during 1998 by approximately $26.5 million, net ($45.9 million repayment less $19.4 million proceeds), and pay net interest expense of $23.2 million while increasing cash, net of cash overdrafts, by $16.1 million. In 1997, operating cash flow of $28.8 million, debt proceeds of $73.3 million, and proceeds from the sale of two businesses totaling $12.8 million enabled the Company to purchase Fabral and JTJ for approximately $78.5 million cash and pay net interest expense of $22.3 million. In 1996, operating cash flow of $48.6 million, debt proceeds of $235.0 million, and proceeds from the issuance of preference shares and ordinary shares totaling $35.0 million enabled the Company to fund the Acquisition and working capital needs.

See Note 1 to the Consolidated Financial Statements for further information concerning acquisitions and divestitures.

The Company believes that cash generated from operations and, subject to borrowing base limitations, borrowings under the Credit Agreement will be adequate to meet its needs for the foreseeable future, although no assurance to that effect can be given.

CAPITAL EXPENDITURES. In addition to meeting debt service requirements, operating cash flows have enabled the Company to invest in capital projects, which maintain manufacturing capabilities, enable compliance with laws and regulations and prepare Euramax for future growth. The Company's capital expenditures were $12.4 million, $7.2 million and $12.2 million in the years ended December 25, 1998, December 26, 1997, and December 27, 1996, respectively. Capital expenditures in 1998, 1997 and 1996 include approximately $3.6 million, $2.0 million, and $1.9 million, respectively, for improvements to paint lines in Corby, England; Roermond, The Netherlands; and Helena, Arkansas. The paint lines are capital-intensive equipment, and will continue to require improvements and upgrades in 1999 and beyond to enhance their capabilities and efficiencies. The balance of capital expenditures in all periods primarily relate to purchases and upgrades of fabricating equipment, transportation and material moving equipment, and information systems (system upgrade costs, which also satisfy Year 2000 compliance requirements, were approximately $850.0 thousand, $380.0 thousand and $0 in 1998, 1997 and 1996, respectively). While assurance can not be given, management expects that capital spending in 1999 will also be devoted to projects that offer potential for internal growth through new products and existing products to new markets.

WORKING CAPITAL MANAGEMENT. In 1998, approximately $18.1 million of the 1998 operating cash flow was generated by working capital reductions of operating assets and liabilities, as compared to $8.9 million in 1997 and $24.2 million in 1996. Working capital was $88.6 million as of December 25, 1998, compared to $93.0 million as of December 26, 1997. The Company continues to aggressively manage working capital levels and believes that current levels of working capital represent a liquid source of funds available for future cash needs. The Company also believes that further reductions in working capital can be achieved upon completion of current information systems projects being undertaken in some of the Company's subsidiaries. The Company believes these systems will offer distinct advantages in monitoring credit, open receivables and inventory levels, while enabling centralized ordering and inventory management. However, there can be no assurance that further working capital reductions will be achieved.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the application year. Any of the Company's computers and equipment that have date-sensitive software, including embedded computer chips, may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure, operating equipment failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

With respect to remediation, two of the Company's subsidiaries are currently undertaking conversions to fully integrated third-party software packages that will process the majority of the Company's key transactions. These conversions, including the testing and implementation of the new systems, are expected to be fully complete during the second half of 1999. Historical costs incurred through December 25, 1998, are approximately $1.2 million. The Company estimates the costs to complete the conversions to be approximately $1.5 million, which will be funded through operating cash flows. The total estimated costs of conversion to the integrated third party software packages also include the costs of conversion to the Euro (see "European Currency"). Based upon the estimated costs remaining, as a percentage of total estimated costs, the Company is approximately 57% complete with the remediation phase related to the modification and replacement of the systems software located at the two subsidiaries. The Company believes that with the current modifications of existing software, the Year 2000 issue can be mitigated with respect to its significant processes.

Based upon the estimated level of effort necessary to complete the task, the Company is approximately 60% complete on the testing phase for all other systems and operating equipment that the Company has assessed as being capable of properly utilizing dates beyond December 31, 1999. Completion of the testing phase is expected to occur by mid-1999.

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

While the Company currently believes that it will be able to modify or replace its affected systems in time to minimize any detrimental effects on its operations, failure to do so, or the failure of the Company's major customers and suppliers to modify or replace their affected systems, could have a material adverse impact on the Company's results of operations, liquidity or consolidated financial position in the future. The most reasonably likely worst case scenario of failure by the Company or its customers and suppliers to resolve the Year 2000 issue in a timely fashion would be a temporary slowdown in operations at one or more of the Company's facilities and a temporary inability on the part of the Company to timely process orders and billings.

In the event that modifications and replacements of systems are not completed timely, the Company's individual subsidiaries have identified and considered various contingency options, including identification of alternate suppliers and vendors, and including the processing of significant transactions by other facilities located within the Company whose systems are capable of properly utilizing dates beyond December 31, 1999.

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

EUROPEAN CURRENCY

As provided in the 1992 treaty on European Union, on January 1, 1999, a new single European currency, the "Euro," became a currency in its own right, replacing the currencies of the eleven initial members of the European Union ("participating countries"). Fixed conversion rates between the participating countries' existing currencies ("legacy currencies") and the Euro were established as of that date. The Euro is available for non-cash transactions. Between January 1, 1999 and January 1, 2002 (the "transition period"), the participating countries have the option of accounting for their transactions in either Euros or their legacy currencies. The legacy currencies are scheduled to remain legal tender as denominations of the Euro until at least January 1, 2002, but not later than July 1, 2002. Beginning July 1, 2002, legacy currencies will cease to exist.

SCHEDULE FOR INTRODUCTION OF THE EURO--Three of the Companies' European subsidiaries are located in participating countries, but have elected the option of accounting for their transactions in their legacy currencies during at least the first year of the transition period. However, the Company, including subsidiaries located in both participating as well as non-participating countries, was able to transact business in the Euro as of January 1, 1999. This includes the ability to make and receive payments in the Euro, to invoice in the Euro, and to provide pricing in the Euro.

ECONOMIC IMPACT ON THE COMPANY--The increased price transparency resulting from the use of a single currency in the participating countries may affect the ability of certain companies to price their products differently in the various European markets. A possible result of this pricing transparency is price harmonization at lower average prices for products sold in some markets. However, due to the niche markets in which the Company operates, the Company does not anticipate that pricing transparency resulting from the use of a single currency by the participating countries will materially impact its net sales or earnings from operations.

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

COSTS OF CONVERSION TO THE EURO--The Company's European subsidiaries located in participating countries have converted or are in the process of converting to new computer systems to prepare for the Year 2000. These systems will also be Euro-capable. The conversions are expected to be complete by mid-1999. The Company estimates that its costs to complete the conversions to the new systems, which relate to Year 2000 issues, the Euro and operational improvements, will be approximately $1.0 million in 1999, and will be funded through operating cash flows. Other costs of conversion to the Euro are not expected to be material.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (December 31, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. Management is currently reviewing the provisions of SFAS No. 133 and does not believe that the Company's financial statements will be materially impacted by the adoption.

ENVIRONMENTAL MATTERS

The Company's U.S. and European manufacturing facilities are subject to a range of federal, state, local and European environmental laws and regulations ("Environmental Laws"), including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous waste, and the remediation of contamination associated with the current and historic use of hazardous substances or materials. If a release of hazardous substances or materials occurs on or from the Company's properties or any offsite disposal location used by the Company, or if contamination from prior activities is discovered at any of the Company's properties, the Company may be held liable for the costs of remediation including response costs, natural resource damage and associated transaction costs. While the amount of such liability could be material, the Company devotes resources to ensuring that its operations are conducted in a manner intended to reduce such risks.

Based upon environmental reviews conducted (i) internally on a quarterly basis,
(ii) by outside consultants on a periodic basis, and (iii) by outside consultants in connection with the Acquisition, and assuming compliance by Alumax with its indemnification obligations under the Acquisition Agreement, the Company believes that it is currently in compliance with, and not subject to liability under, Environmental Laws except where such noncompliance or liability would not reasonably be expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries taken as a whole. Pursuant to the terms of the Acquisition Agreement, Alumax agreed to correct and to bear substantially all costs with respect to certain identified conditions of potential noncompliance and liability under Environmental Laws, none of which costs are currently believed to be material. Alumax's indemnification obligations under the Acquisition Agreement are not subject to an aggregate dollar limitation with respect to specifically identified environmental matters. However, with respect to all other environmental matters, Alumax's obligations are limited to $125.0 million.

Liability with respect to hazardous substance or material releases in the U.S. arises principally under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA") and similar state laws, which impose strict, and under certain circumstances, retroactive, joint and several liability upon statutorily defined classes of potentially responsible parties ("PRPs"). The Company has been identified as a PRP at nine National Priorities List ("NPL") sites under CERCLA, although two of these nine sites may relate to disposal by divisions of Alumax that have never been and are not now part of the Company. Pursuant to the terms of the Acquisition Agreement, Alumax has agreed to indemnify the Company for all of the costs associated with each of these nine NPL sites. In addition, Alumax has agreed to indemnify the Company for all of the costs associated with eleven additional sites listed on state hazardous site cleanup lists, with respect to which the Company has not received any notice of potential responsibility.

The Company is currently engaged in environmental remediation or has reason to believe that remediation may be required at three properties currently operated by the Company.

In prior years, it was noted that the Company had been discharging wastewater potentially containing solvents to the ground at the site of its Montreuil-Bellay, France facility. The Company has successfully resolved its wastewater issues at its Montreuil-Bellay, France facility without the necessity of material remediation expenditures. In addition, the Company has been notified that the roof of the anodizing building at this location may contain small amounts of asbestos. A monitoring program has been established with the French government, and no problems have been detected to date. Based upon the facts known to management, it appears unlikely that material remediation costs would be required in the future. Alumax has agreed to indemnify the Company for costs of required remediation at this site in excess of $500,000 (when aggregated with all other environmental claims).

At the Company's Corby, England facility, the Company continues its remediation efforts of chromium-contaminated groundwater on site, which remediation may continue for a number of years. Monitoring efforts continue and reflect a steady reduction in chrome concentrations. The costs of remediation to date have not been material, and costs associated with the completion of remediation at the site are not expected to be material. Alumax Inc. has agreed to indemnify the Company for costs of required remediation at this site in excess of $500,000 (when aggregated with all other environmental claims). In addition, Legionella was found to be present on site in a cooling tower at this location. An independent laboratory is testing water samples for the presence of Legionella on a weekly basis. Based upon the investigation to date, management believes that the reasonable probable outcome of this matter will not materially impact the future consolidated financial position, results of operations or cash flows of the Company. However, until further investigations are completed, there can be no assurance that the costs associated with this issue will not be material.

At the Company's Pudsey, England facility, the removal of an aboveground waste oil tank shows signs of soil contamination. Because no subsurface investigation has been conducted at the site, there can be no assurance that the costs associated with the issue will not be material. Alumax Inc. has agreed to indemnify the Company for costs of required remediation at this site in excess of $500,000 (when aggregated with all other environmental claims).

The Company has made and will continue to make capital expenditures to comply with Environmental Laws. The Company spent approximately $1.0 million, $506.3 thousand, and $983.1 thousand in 1998, 1997, and 1996, respectively, on environmental capital projects. These expenditures were primarily related to environmental controls associated with coil coating facilities in Helena, Arkansas and Corby, England, and environmental controls associated with a paintline upgrade in Lancaster, Pennsylvania. The Company estimates that its environmental capital expenditures will be approximately $1.0 million in 1999. In the year 2000, the Company's Roermond, The Netherlands facility will no longer be allowed to extract ground water for its processes and, as a result, will need to install water recycling and cooling systems. The costs of such water recycling and cooling systems are estimated to be approximately $200.0 thousand.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company's risk-management activities includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statement. See the note preceding Part I of Item 1 "Business" for additional information regarding the Private Securities Litigation Reform Act.

The Company is exposed to market risk from changes in interest rates, exchange rates (primarily Dutch Guilders and British Pound Sterling) and commodity prices. At certain times, the Company enters into contracts for the purchase of aluminum and steel at market values in an attempt to assure a margin on specific customer orders. However, historically, the Company has not engaged in extensive hedging activities intended to manage long-term risks relating to movements in market prices of steel and aluminum raw materials. In addition, although approximately 35% of the Company's sales originated in Europe and were impacted by exchange rate fluctuations, the Company has not historically utilized derivatives to manage foreign currency exchange risks related to its European operations. However, in connection with the Company's risk-management strategy, the Company has historically entered into currency swaps and interest rate swaps with major banking institutions to manage the impact of foreign currency exchange rate fluctuations and/or interest rate fluctuations with respect to debt payments. The swaps are utilized as risk-management tools and not for trading purposes. Currency swaps involve exchanges of interest payments in differing currencies, but provide for the exchange of principal amounts at maturity. Interest rate swaps involve exchanges of interest payments at differing interest rates and cap the highest rate of interest to be paid on specified notional amounts of debt. The amounts of interest paid or received effectively limit the interest payment exposure of the Company's debt commitments. The fair value of the currency swaps and interest rate swaps are derived from valuation models based upon recognized financial principals and estimates about relevant future market conditions. The amounts exchanged are based upon the notional amounts of the currency swaps and interest rate swaps, as well as on the other terms of the swaps, which relate to interest payments and exchange rates. For detailed information on the terms and fair values of the Company's financial instruments and derivative instruments, see Note 5 to Consolidated Financial Statements.

INTEREST RATE RISK

This analysis presents the hypothetical loss in fair value and increase in interest expense of those financial instruments and derivative instruments held by the Company at December 25, 1998, which are sensitive to changes in interest rates. All other factors remaining unchanged, a hypothetical 10 percent increase in interest rates would decrease the fair value of the Company's fixed-rate, long-term debt outstanding at December 25, 1998, by approximately $7.6 million, based upon the use of a discounted cash flow model. A hypothetical 10 percent increase in interest rates for one year on the Company's variable rate financial instruments and derivative instruments would increase interest expense by approximately $569.0 thousand in 1999.

FOREIGN CURRENCY EXCHANGE RISK

This analysis presents the hypothetical increase in foreign exchange loss and increase in interest expense related to those financial instruments and derivative instruments held by the Company at December 25, 1998, which are sensitive to changes in foreign currency exchange risks. A hypothetical 10 percent decrease in foreign currency exchange rates would increase the Company's foreign exchange loss by approximately $1.9 million for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations. All other factors remaining unchanged, a hypothetical 10 percent increase in foreign currency exchange rates for one year would increase interest expense by approximately $1.4 million in 1999 for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Euramax International plc

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) (1) present fairly, in all material respects, the financial position of Euramax International plc and its subsidiaries at December 25, 1998 and December 26, 1997, and the results of their operations and their cash flows for the years ended December 25, 1998 and December 26, 1997, the three-month period ended December 27, 1996, and the nine-month period ended September 25, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia
February 18, 1999

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                             SUCCESSOR                            PREDECESSOR
                                      -------------------------------------------------------  ------------------
                                        FOR THE YEAR       FOR THE YEAR       FOR THE THREE       FOR THE NINE
                                            ENDED              ENDED          MONTHS ENDED        MONTHS ENDED
                                      DECEMBER 25, 1998  DECEMBER 26, 1997  DECEMBER 27, 1996  SEPTEMBER 25, 1996
                                      -----------------  -----------------  -----------------  ------------------
THOUSANDS OF U.S. DOLLARS
Net sales                             $         616,219  $         557,014  $         125,529  $          363,308
Cost and expenses:
  Cost of goods sold                            507,752            454,180            104,055             300,185
  Selling and general                            49,881             49,239             10,950              33,286
  Depreciation and amortization                  12,326             11,663              2,591               6,995
                                      -----------------  -----------------  -----------------  ------------------
      Earnings from operations                   46,260             41,932              7,933              22,842

Interest expense, net                          (23,647)           (23,538)            (6,187)               (622)
Other income (expense), net                         524              1,107              (235)               (298)
                                      -----------------  -----------------  -----------------  ------------------
      Earnings before income taxes
        and extraordinary item                   23,137             19,501              1,511              21,922
Provision for income taxes                       10,253              7,947                505               8,342
                                      -----------------  -----------------  -----------------  ------------------
      Earnings before extraordinary
        item                                     12,884             11,554              1,006              13,580
Extraordinary item-loss on debt
  refinancing, net of income tax
  benefit of $1,088                                  --              1,758                 --
                                      -----------------  -----------------  -----------------  ------------------
      Net earnings                               12,884              9,796              1,006              13,580
Dividends on redeemable preference
  shares                                        (5,957)            (5,191)            (1,191)                  --
                                      -----------------  -----------------  -----------------  ------------------
      Net earnings (loss) available
        for ordinary shareholders     $           6,927  $           4,605  $           (185)  $           13,580
                                      -----------------  -----------------  -----------------  ------------------
                                      -----------------  -----------------  -----------------  ------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 25, 1998  DECEMBER 26, 1997
                                                                             -----------------  -----------------
THOUSANDS OF U.S. DOLLARS
                                  ASSETS
Current assets:
  Cash and equivalents                                                       $          19,044  $          12,914
  Accounts receivable, less allowance for doubtful accounts
    (1998--$3,609; 1997--$3,494)                                                        81,845             78,085
  Inventories                                                                           74,735             87,461
  Deferred income taxes                                                                  3,641                611
  Other current assets                                                                     944              1,703
                                                                             -----------------  -----------------
      Total current assets                                                             180,209            180,774
Property, plant and equipment, net                                                     117,080            113,187
Goodwill, net of accumulated amortization (1998--$5,110; 1997--$2,416)                  76,047             76,910
Deferred income taxes                                                                    8,588             11,004
Other assets                                                                             6,725             15,875
                                                                             -----------------  -----------------
                                                                             $         388,649  $         397,750
                                                                             -----------------  -----------------
                                                                             -----------------  -----------------
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdrafts                                                            $           1,513  $          11,470
  Accounts payable                                                                      51,862             42,575
  Accrued expenses                                                                      20,692             22,366
  Accrued interest payable                                                               4,712              5,035
  Income taxes payable                                                                   3,478              1,417
  Deferred income taxes                                                                    212                974
  Current maturities of long-term debt                                                   9,182              3,924
                                                                             -----------------  -----------------
      Total current liabilities                                                         91,651             87,761
Long-term debt, less current maturities                                                208,496            240,292
Other liabilities                                                                       13,100              8,266
Deferred income taxes                                                                   19,398             17,555
                                                                             -----------------  -----------------
      Total liabilities                                                                332,645            353,874
                                                                             -----------------  -----------------
Commitments and contingencies
Redeemable preference shares:
  Preference shares--14% cumulative preferred, no par value; 34,000,000 shares authorized, issued and outstanding, plus cumulative dividends of
    $12,339 in 1998 and $6,382 in 1997                                                  46,339             40,382
                                                                             -----------------  -----------------
Ordinary shareholders' equity:
  Ordinary shares--no par value; 911,520 shares authorized, issued and
    outstanding                                                                            912                912
  Non-voting shares--no par value; 88,480 shares authorized, issued and
    outstanding                                                                             88                 88
  Retained earnings                                                                     11,347              4,420
  Accumulated other comprehensive loss                                                 (2,682)            (1,926)
                                                                             -----------------  -----------------
      Total ordinary shareholders' equity                                                9,665              3,494
                                                                             -----------------  -----------------
                                                                             $         388,649  $         397,750
                                                                             -----------------  -----------------
                                                                             -----------------  -----------------

  The accompanying notes are an integral part of these consolidated financial statements.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

                                                             ORDINARY                      ACCUMULATED
                                                               AND                            OTHER
                                          COMPREHENSIVE     NON-VOTING       RETAINED     COMPREHENSIVE
THOUSANDS OF U.S. DOLLARS                     INCOME          SHARES         EARNINGS     INCOME (LOSS)       TOTALS
                                          --------------  --------------  --------------  --------------  --------------
PREDECESSOR
Balance December 31, 1995                                 $       41,450  $      112,415  $      (2,404)  $      151,461

Comprehensive income:
Net earnings for nine months ended
  September 25, 1996                      $       13,580              --          13,580              --          13,580
                                          --------------
Other comprehensive income, net of tax:
Foreign currency translation adjustment            3,142              --              --           3,142           3,142
                                          --------------
Other comprehensive income                         3,142              --              --              --              --
                                          --------------
Comprehensive income                      $       16,722              --              --              --              --
                                          --------------  --------------  --------------  --------------  --------------
                                          --------------
Balance at September 25, 1996                             $       41,450  $      125,995  $          738  $      168,183
                                                          --------------  --------------  --------------  --------------
                                                          --------------  --------------  --------------  --------------
SUCCESSOR
Balance September 25, 1996 (reflects the
  new basis of shares in connection with
  the acquisition)                                        $        1,000  $           --  $           --  $        1,000

Comprehensive income:
Net earnings for three months ended
  December 27, 1996                       $        1,006              --           1,006              --           1,006
                                          --------------
Other comprehensive income, net of tax:
Foreign currency translation adjustment            1,358              --              --           1,358           1,358
                                          --------------
Other comprehensive income                         1,358              --              --              --              --
                                          --------------
Comprehensive income                      $        2,364              --              --              --              --
                                          --------------
                                          --------------
Dividends accrued on redeemable
  preference shares                                                   --         (1,191)              --         (1,191)
                                                          --------------  --------------  --------------  --------------
Balance at December 27, 1996                                       1,000           (185)           1,358           2,173

Comprehensive income:
Net earnings for 1997                     $        9,796              --           9,796              --           9,796
                                          --------------
Other comprehensive loss, net of tax:
Foreign currency translation adjustment          (2,749)              --              --         (2,749)         (2,749)
Minimum pension liability                          (535)              --              --           (535)           (535)
                                          --------------
Other comprehensive loss                         (3,284)              --              --              --              --
                                          --------------
Comprehensive income                      $        6,512              --              --              --              --
                                          --------------
                                          --------------
Dividends accrued on redeemable
  preference shares                                                   --         (5,191)              --         (5,191)
                                                          --------------  --------------  --------------  --------------
Balance at December 26, 1997                                       1,000           4,420         (1,926)           3,494

Comprehensive income:
Net earnings for 1998                     $       12,884              --          12,884              --          12,884
                                          --------------
Other comprehensive income (loss), net
  of tax:
Foreign currency translation adjustment            1,655              --              --           1,655           1,655
Minimum pension liability                        (2,411)              --              --         (2,411)         (2,411)
                                          --------------
Other comprehensive loss                           (756)              --              --              --              --
                                          --------------
Comprehensive income                      $       12,128              --              --              --              --
                                          --------------
                                          --------------
Dividends accrued on redeemable
  preference shares                                                   --         (5,957)              --         (5,957)
                                                          --------------  --------------  --------------  --------------
Balance at December 25, 1998                              $        1,000  $       11,347  $      (2,682)  $        9,665
                                                          --------------  --------------  --------------  --------------
                                                          --------------  --------------  --------------  --------------

  The accompanying notes are an integral part of these consolidated financial statements.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        SUCCESSOR                   PREDECESSOR
                                                        -----------------------------------------  -------------
                                                        FOR THE YEAR  FOR THE YEAR  FOR THE THREE  FOR THE NINE
                                                           ENDED         ENDED      MONTHS ENDED   MONTHS ENDED
                                                        DECEMBER 25,  DECEMBER 26,  DECEMBER 27,   SEPTEMBER 25,
                                                            1998          1997          1996           1996
                                                        ------------  ------------  -------------  -------------
THOUSANDS OF U.S. DOLLARS
Cash flows from operating activities:
    Net earnings                                        $     12,884  $      9,796  $       1,006  $      13,580
    Reconciliation of net earnings to net cash
      provided by operating activities:
        Depreciation and amortization                         12,326        11,663          2,591          6,995
        Provision for doubtful accounts                          697         1,858            221            827
        Gain on sales of assets                                (103)           (2)            (7)          (168)
        Deferred income taxes                                  3,540       (1,190)          (761)          (339)
        Extraordinary loss on debt extinguishment                 --         2,846             --             --
        Changes in operating assets and liabilities:
          Accounts receivable                                (3,650)       (5,809)         11,962        (9,176)
          Inventories                                         13,266        14,097          7,001          4,438
          Other current assets                                   755           148          (130)            193
          Accounts payable and other current
            liabilities                                        5,843       (3,779)          4,427          5,852
          Income taxes payable                                 1,839         4,220          1,378        (1,788)
        Net change in other noncurrent assets and
          liabilities                                          1,456       (5,071)            689          (173)
                                                        ------------  ------------  -------------  -------------
        Net cash provided by operating activities             48,853        28,777         28,377         20,241
                                                        ------------  ------------  -------------  -------------
Cash flows from investing activities:
  Purchase of Fabricated Products                                 --            --      (251,213)             --
  Adjustment of purchase price of Fabricated Products             --         3,487             --             --
  Proceeds from sales of assets                                  618           289             92            233
  Proceeds from dispositions of businesses                        --        12,764             --             --
  Purchases of businesses                                         --      (78,473)             --             --
  Capital expenditures                                      (12,352)       (7,184)          (682)       (11,518)
                                                        ------------  ------------  -------------  -------------
        Net cash used in investing activities               (11,734)      (69,117)      (251,803)       (11,285)
                                                        ------------  ------------  -------------  -------------
Cash flows from financing activities:
  Changes in cash overdrafts                                 (9,957)        11,470             --             --
  Repayment of debt                                         (45,938)      (39,291)       (25,164)             --
  Proceeds from debt                                          19,424        73,333        235,000             --
  Proceeds from issuance of preference shares                     --            --         34,000             --
  Proceeds from issuance of ordinary shares                       --            --          1,000             --
  Proceeds from sales of currency swaps                        7,580            --             --             --
  Deferred financing fees                                         --       (1,268)        (9,930)             --
  Other                                                           --            --        (1,555)             --
  Net change in due to former parent                              --            --             --       (20,973)
                                                        ------------  ------------  -------------  -------------
        Net cash (used in) provided by financing
          activities                                        (28,891)        44,244        233,351       (20,973)
                                                        ------------  ------------  -------------  -------------
Effect of exchange rate changes on cash                      (2,098)       (3,506)          2,698          (677)
                                                        ------------  ------------  -------------  -------------
Net increase (decrease) in cash and equivalents                6,130           398         12,623       (12,694)
Cash and equivalents at beginning of period                   12,914        12,516          (107)         12,587
                                                        ------------  ------------  -------------  -------------
Cash and equivalents at end of period                   $     19,044  $     12,914  $      12,516  $       (107)
                                                        ------------  ------------  -------------  -------------
                                                        ------------  ------------  -------------  -------------
Noncash financing and investing activities:
  Dividends accrued on redeemable preference shares     $      5,957  $      5,191  $       1,191  $          --
  Purchase of business financed in part with a note
    payable to seller                                   $         --  $        800  $          --  $          --
  Sale of business financed in part with a note
    receivable from purchaser                           $         --  $        500  $          --  $          --

Supplemental cash flow information:
  Income taxes paid, net                                $      5,860  $      3,165  $           3  $       2,871
  Interest paid, net                                    $     23,206  $     22,306  $          --  $          --

  The accompanying notes are an integral part of these consolidated financial statements.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (THOUSANDS OF U. S. DOLLARS EXCEPT SHARE DATA)

1. ORGANIZATION, ACQUISITIONS AND DIVESTITURES:

Euramax International plc, a corporation formed under the laws of England and Wales ("Euramax" or the "Company"), is the parent holding company of four first tier holding companies: Amerimax Holdings, Inc., a Delaware corporation ("Amerimax"); Euramax European Holdings plc, a corporation formed under the laws of England and Wales ("Euramax U.K."); Euramax European Holdings B.V., a corporation formed under the laws of The Netherlands ("Euramax B.V."); and Euramax European Holdings S.A., a corporation formed under the laws of France ("Euramax S.A."). The Company is a holding company organized by an investor group to acquire certain portions of the fabricated products operations of Alumax Inc. ("Alumax"). Alumax was acquired in May of 1998 by Aluminum Company of America.

Pursuant to a purchase agreement between the Company and Alumax, on September 25, 1996, the Company purchased, through its wholly-owned subsidiaries, all of the issued and outstanding capital stock of the following Alumax subsidiaries which formerly operated certain portions of Alumax's fabricated products operations (the "Acquisition"): (i) Amerimax Fabricated Products, Inc. and its wholly owned subsidiaries, Amerimax Specialty Products, Inc., Amerimax Building Products, Inc., Amerimax Coated Products, Inc., Johnson Door Products, Inc., and Amerimax Home Products, Inc.; (ii) Euramax Holdings Limited and its wholly owned subsidiaries, Ellbee Limited and Euramax Coated Products Limited; (iii) Euramax Europe B.V. and its wholly owned subsidiary, Euramax Coated Products B.V.; and
(iv) Euramax Industries S.A. and its wholly owned subsidiary Euramax Coated Products S.A. For purposes of identification and description, the acquired business is referred to as "Fabricated Products" or the "Predecessor" for the periods prior to the Acquisition, "Euramax" or the "Successor" for the periods subsequent to the Acquisition, and the "Company" for both periods. The financial statements of the Predecessor include the combined accounts of the entities referred to as Fabricated Products. Such Predecessor financial statements have been prepared as if the Company's businesses had operated as an independent stand-alone entity for all periods presented. Certain obligations were originally recorded by Alumax on behalf of the Company such as post-retirement and post-employment benefit obligations, income taxes, legal and other corporate expenses. These obligations have been allocated to the Company's financial statements using several factors including revenues or number of employees or other reasonable methods. Corporate expenses of Alumax have been allocated to the Company on a basis management believes is reasonable and represents the expenses as if the Company were a stand-alone operation. See Note 12 for a description of transactions with Alumax. The financial statements of the Successor include the consolidated accounts of the entities referred to as Euramax. All significant intercompany accounts and transactions have been eliminated.

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

The financing for the Acquisition was provided by: (a) $35.0 million of preference and ordinary share capital; (b) $135.0 million of Senior Subordinated Notes (the "Offering" or the "Notes"); and (c) $100.0 million under a Credit Agreement aggregating $125.0 million (see Note 5).

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U. S. DOLLARS EXCEPT SHARE DATA)

1. ORGANIZATION, ACQUISITIONS AND DIVESTITURES (CONTINUED):
The following unaudited pro forma data present the results of operations for the twelve months ended December 27, 1996, as though the Acquisition and the Offering had been completed January 1, 1996, and assume that there are no other changes in the operations of the Company. Such pro forma information includes adjustments to interest expense; changes in depreciation of property, plant and equipment and amortization of goodwill relating to the allocation of the purchase price; and the income tax effect related to these items. The pro forma results are not necessarily indicative of the financial results that might have occurred had the Acquisition and the Offering actually taken place on the above-mentioned dates, or of the future results of operations:

                                                                                YEAR ENDED
                                                                             DECEMBER 27, 1996
                                                                             -----------------
Net sales                                                                    $         488,837
Earnings before income taxes                                                             6,435
Net earnings                                                                             3,877

On July 17, 1997, the Company's wholly owned subsidiary, Amerimax Fabricated Products, Inc., pursuant to a purchase agreement (the "Fabral Purchase Agreement"), acquired all of the issued and outstanding capital stock of Gentek Holdings, Inc. and its subsidiary Gentek Building Products, Inc. (collectively "Gentek" or "Fabral") (the "Fabral Acquisition"). At the Fabral Acquisition date, Gentek was comprised principally of Fabral, a division of Gentek headquartered in Lancaster, Pennsylvania.

Fabral is a manufacturer and distributor of steel and aluminum roofing and wall paneling products specifically for the agricultural, commercial and industrial markets. The following unaudited pro forma data present the results of operations for the years ended December 26, 1997 and December 27, 1996, respectively, as though the Fabral Acquisition had been completed on the first day of the fiscal year, and assume that there are no other changes in the operations of the Company. Such pro forma information includes adjustments to interest expense; changes in amortization of goodwill relating to the allocation of the purchase price; and the income tax effect related to these items. The pro forma results are not necessarily indicative of the financial results that might have occurred had the Fabral Acquisition actually taken place on the first day of the fiscal year or of the future results of operations.

                                                                    YEAR ENDED    YEAR ENDED
                                                                   DECEMBER 26,  DECEMBER 27,
                                                                       1997          1996
                                                                   ------------  ------------
Net sales                                                          $    611,828  $    596,023
Earnings before extraordinary item and income taxes                      11,639         4,148
Net earnings                                                              9,881         4,148

The purchase price, including estimated adjustments for changes in net tangible assets required by the Fabral Purchase Agreement and approximately $2.9 million in acquisition related fees and expenses, was approximately $75.3 million. The purchase price has been allocated to the assets and liabilities of Fabral based upon their estimated fair market value at the acquisition date under the purchase method of accounting. The allocation of the purchase price was, in certain instances, based on preliminary information and has been adjusted to reflect final asset and liability valuations. Such valuations were not materially different than amounts initially recorded.

The Fabral Acquisition was financed through borrowings of approximately $38.0 million of senior secured revolving loans and $40.0 million of senior secured term loans. Such borrowings were available under the

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U. S. DOLLARS EXCEPT SHARE DATA)

1. ORGANIZATION, ACQUISITIONS AND DIVESTITURES (CONTINUED):
Credit Agreement which was amended and restated to increase the Revolving Credit Facility from $85.0 million to $100.0 million and to provide additional term loans of $40.0 million (see Note 5).

Certain Financial Statements and Exhibits for the Fabral Acquisition can be found in the Company's Current Report on Form 8-K, filed August 1, 1997 and Form 8-K/A, filed September 26, 1997.

On March 28, 1997, the Company's wholly owned subsidiary, Amerimax Building Products, Inc., purchased all of the issued and outstanding capital stock of JTJ Laminating, Inc. ("JTJ") for approximately $2.2 million, including transaction expenses of $100.0 thousand, along with assumption of outstanding indebtedness of $1.3 million. At the closing date, approximately $2.4 million was paid in cash, of which $1.3 million was used to extinguish outstanding indebtedness of JTJ. The remaining purchase price of $1.0 million will be paid in various installments over the next ten years.

On June 2, 1997, the Company sold the assets, along with certain accounts payable, related to its Johnson Door Products, Inc. subsidiary for approximately $9.1 million in cash. On June 27, 1997, the Company sold all of the issued and outstanding capital stock of Amerimax Specialty Products, Inc. for approximately $4.2 million, of which $3.7 million was in cash and $500.0 thousand in a subordinated promissory note payable in 60 monthly installments of principal and accrued interest, such interest accruing on the unpaid balance at an annual rate of 9.25%.

The pro forma effects of the JTJ, Johnson Door Products, Inc. and Amerimax Specialty Products, Inc. transactions were not material to the Company's results of operations.

The operations of Euramax are conducted through various operating subsidiaries of Amerimax, Euramax U.K., Euramax B.V. and Euramax S.A. Euramax is an international downstream producer of value-added aluminum, steel, vinyl and fiberglass fabricated products with facilities in the U.S., the U.K., The Netherlands and France. Euramax's core products include specialty coated coils, aluminum recreational vehicle sidewalls, farm and agricultural panels, roofing accessories, metal and vinyl raincarrying systems, soffit and fascia systems, recreational vehicle doors, and vinyl replacement windows. The Company's customers include original equipment manufacturers, including recreational vehicle and commercial panel manufacturers; producers of manufactured homes; home centers; distributors; rural contractors; industrial and architectural contractors; and home improvement contractors.

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

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U. S. DOLLARS EXCEPT SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
CASH AND EQUIVALENTS

The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents. Certain cash overdrafts of the Company have been netted with positive cash balances held with the same banking institutions.

INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out ("FIFO") method.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost. Depreciation and amortization of property, plant and equipment is computed principally on the straight-line method over the estimated useful lives of the assets ranging from 5 to 10 years for equipment and 25 years for buildings. Gains or losses related to the disposition of property, plant and equipment are charged to other income or expense when incurred. Also, when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, management assesses whether there has been a permanent impairment in the value of the asset by comparing the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition to the carrying amount of the asset. If the expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized.

GOODWILL

The Company uses the purchase method to account for acquisitions. Goodwill is amortized on a straight-line basis over 30 years. The Company periodically reviews the amortization period to determine if events and circumstances warrant revised estimates of the useful lives. Also, at each balance sheet date, management assesses whether there has been a permanent impairment in the value of goodwill by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of goodwill. The factors considered by management in the assessment include operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors.

FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

In connection with the Company's risk-management strategy, the Company enters into currency swaps and interest rate swaps for other than trading purposes with major banking institutions to reduce the impact of exchange rate fluctuations and/or interest rate fluctuations related to debt payments. Currency swaps involve exchanges of interest payments in differing currencies, but provide for the exchange of principal amounts at maturity. Interest rate swaps involve exchanges of interest payments at differing interest rates and caps the highest rate of interest to be paid on specified notional amounts of debt. The fair value of the currency swaps and interest rate swaps are derived from valuation models based upon recognized financial principals and estimates about relevant future market conditions (see Note 5). Amounts of interest to be paid or received are included in interest expense on an accrual basis, as they effectively limit the interest payment exposure of the Company's debt commitments. The amounts exchanged are based upon the notional amounts of the currency swaps and interest rate swaps, as well as on the other terms of the swaps, which relate to interest payments and exchange rates. Cash flows from the currency swaps and interest rate swaps are recognized in the statement of cash flows in the same category as that of the hedged item.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U. S. DOLLARS EXCEPT SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

The Company would be exposed to credit-related losses in the event of nonperformance by the counterparties that issued the currency swaps and interest rate swaps. The Company does not expect that counterparties to the currency swaps or the interest rate swaps will fail to meet their obligations, given their high credit ratings. The Company generally does not receive collateral on currency swaps or interest rate swaps due to the credit rating of its counterparties, however, the Company provides collateral when required by its counterparties.

Deferral (hedge) accounting is applied only if the derivative reduces the risk of the underlying hedged item and is designated at inception as a hedge with respect to the hedged item. Additionally, changes in the fair value of the derivative are expected to be inversely correlated to the changes in the fair value of the hedged item. Derivatives are measured for effectiveness both at inception and on an ongoing basis. If a derivative instrument ceases to meet the criteria for deferral or settlement accounting, any subsequent gains and losses are currently recognized in income. Should a swap be terminated while the underlying debt remains outstanding, the gain or loss is adjusted to the basis of the underlying debt and amortized over its remaining life. The currency swaps and interest rate swaps have been designated as hedges, and are closely monitored to ensure that correlation with the underlying hedged items exists to such a degree that they substantially offset.

The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms except for the 11.25% Senior Subordinated Notes, which are measured at the quoted market rate (see
Note 5).

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and equivalents and trade accounts receivable. The fair value of these financial instruments approximates book value at December 25, 1998 and December 26, 1997. The Company places its cash and equivalents with high credit quality institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit; however, the Company believes that its credit risk exposure is not significant due to the high credit quality of the institutions. The Company routinely assesses the financial strength of its customers. Also, due to the large number of customers and the widely dispersed geographic areas in which the Company's businesses operate, the Company believes that its trade accounts receivable credit risk exposure is not significant.

REVENUE RECOGNITION

The Company recognizes revenue when title passes to the customer.

TRANSLATION OF FOREIGN CURRENCIES

Assets and liabilities of non-U.S. subsidiaries are translated to U.S. Dollars at the rate of exchange in effect on the balance sheet date; income and expenses are translated to U.S. Dollars at the weighted average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions are included in results of operations. The foreign currency transaction gains (losses) recorded in selling and general expenses were $129.8 thousand for the year ended December 25, 1998, $(14.5) thousand for the year ended December 26, 1997, $159.0 thousand for the three months ended December 27, 1996, and $74.2 thousand for the nine months ended September 25, 1996.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U. S. DOLLARS EXCEPT SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
COMPREHENSIVE INCOME

Effective December 27, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Prior periods have been reclassified to reflect the adoption of this standard. Total comprehensive income and the components of accumulated other comprehensive income are presented in the Consolidated Statements of Changes in Equity. The related tax effects of the components of comprehensive income and the changes in the accumulated comprehensive balances are presented in Note 8. The adoption of SFAS No. 130 did not effect the Company's consolidated financial position, results of operation or cash flows.

SEGMENT INFORMATION

In 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting structure used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. For comparative purposes, prior period disclosures have been restated to reflect adoption of this standard. The adoption of SFAS No. 131 did not effect the Company's consolidated financial position, results of operation or cash flows.

ENVIRONMENTAL COSTS

Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. The Company's pro rata share of remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (December 31, 2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. Management is currently reviewing the provisions of SFAS No. 133 and does not believe that the Company's financial statements will be materially impacted by the adoption.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U. S. DOLLARS EXCEPT SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
RECLASSIFICATIONS

Certain reclassifications have been made to prior years' financial statements to conform with the 1998 presentation.

3. INVENTORIES:

Inventories were comprised of:

                                                                   DECEMBER 25,  DECEMBER 26,
                                                                       1998          1997
                                                                   ------------  ------------
Raw materials                                                      $     53,247  $     63,768
Work in process                                                          10,172        12,029
Finished products                                                        11,316        11,664
                                                                   ------------  ------------
                                                                   $     74,735  $     87,461
                                                                   ------------  ------------
                                                                   ------------  ------------

4. PROPERTY, PLANT AND EQUIPMENT:

Components of property, plant and equipment were as follows:

                                                                   DECEMBER 25,  DECEMBER 26,
                                                                       1998          1997
                                                                   ------------  ------------
Land and improvements                                              $      8,983  $      8,804
Buildings                                                                42,860        42,521
Machinery and equipment                                                  85,071        72,107
                                                                   ------------  ------------
                                                                        136,914       123,432
Less accumulated depreciation                                          (20,343)      (10,804)
                                                                   ------------  ------------
                                                                        116,571       112,628
Construction in progress                                                    509           559
                                                                   ------------  ------------
                                                                   $    117,080  $    113,187
                                                                   ------------  ------------
                                                                   ------------  ------------

Depreciation expense was $9.7 million, $9.0 million, $2.2 million and $6.7 million for the years ended December 25, 1998 and December 26, 1997, the three months ended December 27, 1996, and the nine months ended September 25, 1996, respectively.

5. LONG-TERM OBLIGATIONS:

Long-term obligations consisted of the following:

                                                                   DECEMBER 25,  DECEMBER 26,
                                                                       1998          1997
                                                                   ------------  ------------
Credit Agreement:
  Revolving Credit Facility                                        $     35,186  $     45,401
  Term Loans                                                             47,492        63,815
11.25% Senior Subordinated Notes due 2006                               135,000       135,000
                                                                   ------------  ------------
                                                                        217,678       244,216
Less current portion                                                    (9,182)       (3,924)
                                                                   ------------  ------------
                                                                   $    208,496  $    240,292
                                                                   ------------  ------------
                                                                   ------------  ------------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U. S. DOLLARS EXCEPT SHARE DATA)

5. LONG-TERM OBLIGATIONS (CONTINUED):
The Company has outstanding borrowings under a credit agreement (the "Credit Agreement") consisting of term loans (the "Term Loans") and a revolving credit facility (the "Revolving Credit Facility"), a portion of which is available for letters of credit and swing loans. The Term Loans consist of five facilities in the aggregate amount of $47.5 million. Two of the facilities, which aggregate to $6.3 million, consist of a Dutch Guilder facility and a Pound Sterling facility. The third facility is a U.S. Dollar facility in the amount of $10.9 million (the "Tranche B Facility"). The fourth facility is a U.S. Dollar facility in the amount of $13.2 million (the "Tranche A Facility"). The fifth facility is a U.S. Dollar facility in the amount of $17.1 million (the "Tranche C Facility"). Loans under the Revolving Credit Facility are made, at the election of the Company, in U.S. Dollars, Dutch Guilders and/or Pounds Sterling. All borrowings under the Term Loans and the Revolving Credit Facility are repaid in the currency in which the loan is made.

Outstanding loans under the Tranche A Facility must be repaid by December 31, 2000. Outstanding loans under the Pound Sterling Facility must be repaid by September 30, 2001. Outstanding loans under the Dutch Guilder Facility must be repaid December 31, 2001. Outstanding loans under the Revolving Credit Facility must be repaid by December 31, 2001; provided, however, that subject to the consent of the lender under the Revolving Credit Facility, the Company will have the option to extend the final maturity date on the Revolving Credit Facility to June 2004. Outstanding loans under the Tranche C Facility must be repaid by December 31, 2002. Outstanding loans under the Tranche B Facility must be repaid by September 30, 2003.

The terms of the Credit Agreement require an additional payment on the Company's outstanding Term Loans on an annual basis based upon the Company's excess cash flows ("Excess Cash Flow Provision," as defined in the Credit Agreement). Based on the Company's cash flows for the year ended December 25, 1998, the payment required under the Excess Cash Flow Provision is estimated to be approximately $27.5 million. For the year ended December 26, 1997, the payment required under the Excess Cash Flow Provision was $12.5 million. As of December 25, 1998 and December 27, 1997, respectively, neither of the respective payments required under the Excess Cash Flow Provision were included in current maturities of long-term debt based on the Company's intent and ability to finance these payments through the use of its long-term Revolving Credit Facility.

Through December 25, 1998, at the option of the Company, the interest rates applicable to the loans under the Credit Agreement were based upon a Base Rate or a Eurocurrency Rate (both as defined), plus their respective margins. From September 25, 1996 through December 26, 1997, the margins were as follows: (a) Base Rate plus 1.75% in the case of the Revolving Credit Facility and all U.S. Dollar denominated Term Loans except the Tranche B Facility, or 2.25% in the case of the Tranche B Facility; or (b) Eurocurrency Rate for one, three or six months, plus 2.75% in the case of the Revolving Credit Facility and all Term Loans except the Tranche B Facility and Tranche C Facility, or 3.25% in the case of the Tranche B Facility and Tranche C Facility. In November, 1997, the Credit Agreement was amended to provide for variable rate margins, determined quarterly, based upon the Company's ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to total debt. For periods after December 26, 1997, the maximum and minimum base rate margins are 1.75% and 1.00%, respectively. The maximum and minimum Eurocurrency rate margins are 2.75% and 1.25%, respectively. At December 25, 1998, the interest rate payable under the Revolving Credit Facility averaged 6.896%, the interest rate on the Tranche B and Tranche C Facilities averaged 7.405%, and the interest rate on the Tranche A Facility, Dutch Guilder Facility and Pound Sterling Facility averaged 6.905%.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U. S. DOLLARS EXCEPT SHARE DATA)

5. LONG-TERM OBLIGATIONS (CONTINUED):
As of December 25, 1998, an undrawn amount of $64.8 million remained under the Revolving Credit Facility and was fully available. During 1998, debt decreased $22.7 thousand due to fluctuations in the foreign exchange rates, as compared to a decrease of $1.6 million during 1997.

The Credit Agreement contains certain covenants and restrictions on actions by the Company and its subsidiaries, including certain restrictions on the payment of cash dividends. In addition, the Credit Agreement requires the Company to meet certain financial tests, including minimum fixed charge coverage ratio, minimum interest coverage ratio, maximum leverage ratio, minimum EBITDA requirements and maximum amounts of capital expenditures. As of December 25, 1998, the Company was in compliance with these covenants and restrictions.

On September 25, 1996, the Company issued $135.0 million in 11.25% Senior Subordinated Notes due 2006 pursuant to a private offering. On March 10, 1997, the Company issued new 11.25% Senior Subordinated Notes due 2006 pursuant to an exchange offer whereby holders of the original notes received new notes which have been registered under the Securities Act of 1933, as amended, but are otherwise identical to the original notes. The original notes and the new notes are herein referred to as "the Notes." The Notes mature on October 1, 2003 and bear interest at the rate of 11.25% per annum, payable semiannually in arrears on April 1 and October 1 of each year. The Notes may be redeemed at the option of the Company, in whole or in part, at any time on or after October 1, 2001, under the conditions as specified in the note indenture dated as of September 25, 1996, under which the Notes were issued, plus accrued and unpaid interest to the redemption date, at the following redemption prices:

YEAR                                                                               PERCENTAGE
---------------------------------------------------------------------------------  -----------
2001                                                                                  105.625%
2002                                                                                  103.750%
2003                                                                                  101.875%
2004                                                                                  100.000%

In addition, prior to October 1, 1999, the Company may redeem up to 40% of the aggregate principal amount of the Notes with the net cash proceeds received by the Company from one or more public offerings of its capital stock at the redemption price of 111.25% of the principal amount thereof, plus accrued and unpaid interest to the redemption date; provided, however, that at least $75.0 million in aggregate principal amount of the Notes remain outstanding immediately after any such redemption.

In the event of certain changes affecting withholding taxes applicable to certain payments on the Notes, the Notes may be redeemed at any time in whole, and not in part, at the option of the Company, at 100% of the principal amount thereof, plus accrued and unpaid interest to the redemption date.

Upon a change of control, each holder of the Notes may require the Company to repurchase such holder's Notes in whole or in part at the purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the purchase date. However, the Credit Agreement will prohibit the purchase of outstanding Notes prior to repayment of the borrowings under the Credit Agreement.

The Notes are unsecured obligations subordinated to all existing and future unsubordinated borrowings of the Company, including all of the obligations under the Credit Agreement, and will be effectively subordinated to all obligations of any subsidiaries of the Company.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U. S. DOLLARS EXCEPT SHARE DATA)

5. LONG-TERM OBLIGATIONS (CONTINUED):
Future maturities of long-term obligations as of December 25, 1998 are as follows:

1999                                                                   $9,182
2000                                                                    4,699
2001                                                                    7,173
2002                                                                   12,585
2003                                                                   13,853
Thereafter                                                            170,186
                                                                    ---------
                                                                     $217,678
                                                                    ---------
                                                                    ---------

The Notes are guaranteed on a senior subordinated basis by Amerimax, and the borrowings under the Credit Agreement are guaranteed by the Company and all of its subsidiaries, other than Euramax S.A. and its subsidiaries. Substantially all assets of the Company are pledged as collateral against the borrowings under the Credit Agreement.

In connection with the Notes, on December 27, 1996, the Company entered into two currency swap agreements ("Dutch Guilder swap" and "Pound Sterling swap") with a major banking institution. The agreements provide for exchanges of interest payments in Dutch Guilders and Pound Sterling for U.S. Dollars on April 1, and October 1 of each year commencing April 1, 1997, and provide for exchanges of principal amounts at maturity on October 1, 2003. In a series of transactions completed on August 7, 1998, the Company sold its interest in the Dutch Guilder swap whereby the Company was to receive $50.0 million in exchange for 85.1 million Dutch Guilders on October 1, 2003. Proceeds from the sale approximated $7.6 million and were used to reduce long-term indebtedness. The net gain on the sale was not material. Concurrent with the sale, the Company entered into a new currency swap requiring the Company to exchange 75.0 million Dutch Guilders for $37.5 million at maturity on October 1, 2003. Under the new agreement, the Company pays the counterparty a fixed rate of interest of 9.865% on the notional Dutch Guilders value in exchange for receiving interest of 11.25% on the notional U.S. Dollar value. The Pound Sterling swap requires the Company to exchange 16.0 million Pounds Sterling for $25.0 million at maturity on October 1, 2003. The Company pays the counterparty a fixed rate of interest of 12.72% on the notional Pounds Sterling value in exchange for receiving interest of 11.25% on the notional U.S. Dollar value. At December 25, 1998, the aggregate fair value of the currency swap agreements was $(7.2) million. Substantially all assets of the Company are pledged as collateral against the currency swaps.

On June 2, 1998, the Company entered into an interest rate swap agreement to reduce the volatility associated with U.S. LIBOR interest rate fluctuations. The agreement provides for the Company to swap floating U.S. LIBOR interest rates, on a notional amount of $75.0 million of U.S. Dollar indebtedness, for a floating rate tied to a historically less volatile index. The agreement, expiring June 2, 2003, also caps the highest rate of interest to be paid on the first $75.0 million of LIBOR based borrowings by the Company at 9.5%. The net cash amounts paid or received on the swap are accrued and recognized as an adjustment to interest expense. At December 25, 1998, the Company was a floating rate payor of 5.0717% and received a floating rate of 5.287% on the notional amount of $75.0 million. At December 25, 1998, the fair value of the interest rate swap agreement was $(1.9) million.

The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities except for the 11.25% Senior Subordinated Notes due 2006 which are measured at the quoted market rate. The fair value of the Company's 11.25% Senior

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U. S. DOLLARS EXCEPT SHARE DATA)

5. LONG-TERM OBLIGATIONS (CONTINUED):
Subordinated Notes due 2006 was $132.3 million at December 25, 1998. All other long-term debt approximates the carrying value at December 25, 1998.

6. CAPITAL STRUCTURE:

PREFERENCE SHARES

In connection with the Acquisition described in Note 1, the Company issued the equivalent of 34,000,000 shares of redeemable preference shares as follows:
33,925,000 preference shares with a stated value of $1 per share, and 50,000 sterling preference shares with a stated value of 1 British Pound Sterling per share. In October, 1997, all sterling preference shares were converted to U.S. Dollar preference shares. As of December 25, 1998, the Company had issued and outstanding 34,000,000 shares of redeemable preference shares with a stated value of $1 per share. The preference shares accrue fixed, cumulative dividends of 14% per annum compounded quarterly on March 31, June 30, September 30, and December 31 in each year, and are paid as declared by the Company's Board of Directors. The aggregate and per share amounts of cumulative preferred dividends were $12.3 million aggregate and $.362912 per share and $6.4 million aggregate and $.187706 per share at December 25, 1998 and December 26, 1997, respectively. The Company is prohibited from paying dividends on ordinary shares unless all required preferred dividends have been paid. In addition, the Credit Agreement (see Note 5) contains certain restrictions on the payment of cash dividends.

Preference shareholders holding at least 5% of the preference shares are entitled to receive notice of, attend and speak at general meetings of the Company. Preference shareholders may not vote at general meetings of the Company unless: (i) when preference shares are due for redemption, the Company does not pay all of the redemption money then payable to the preference shareholders, whether or not the Company has enough earnings and profits available for distribution or other requisite funds to pay the redemption money; or (ii) any indebtedness of the Company or a subsidiary undertaking in aggregate principal amount of at least $10.0 million has become repayable before its specified maturity or has been the subject of a demand for repayment. For as long as such default described in (ii) above continues, preference shareholders holding at least 5% of the preference shares may vote at general meetings of the Company.

In the event of liquidation, dissolution, winding-up or otherwise, the assets of the Company available for distribution among the shareholders shall be applied first to pay the preference shareholders before payment to the holders of any other class of shares.

With the consent of 66.67% of the preference shareholders, the Company may, at any time, redeem all or multiples in the aggregate amount of $500.0 thousand of the preference shares. Subject to certain provisions of the Credit Agreement, the holders of 66.67% of the preference shares are entitled to require redemption of some or all of the preference shares if any of the following events occur: (i) the preference dividend due is not paid in full on a due date, whether or not the Company has enough profits available for distribution to pay it; or (ii) when preference shares are due for redemption, the Company does not pay all the redemption money then payable to the preference shareholders, whether or not the Company has enough profits available for distribution or other requisite funds to pay the redemption money. Also subject to certain provisions of the Credit Agreement, the holders of 66.67% of the preference shares are entitled to require redemption of all of the preference shares in the event of the following: (i) the sale of 66.67% or more of the ordinary shares; or (ii) the listing of the Company's shares on an internationally recognized stock exchange. On any redemption date, the Company shall pay to the preference

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

shareholders the nominal amounts and premiums paid on the shares and a sum equal to any accrued and/or unpaid preference dividends. To the extent that any shares remain outstanding, the Company shall redeem the preference shares on December 31, 2007.

ORDINARY SHARES

Except with respect to voting rights, ordinary shares and non-voting ordinary shares rank PARI PASSU (equal ranking), which includes equal ranking on any distribution or return of capital. Non-voting ordinary shares carry the right to receive notice of general meetings of the Company but do not entitle the non-voting ordinary shareholders to vote at general meetings of the Company.

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

7. INCOME TAXES:

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

                                                                        SUCCESSOR                   PREDECESSOR
                                                        -----------------------------------------  -------------
                                                                                    THREE MONTHS    NINE MONTHS
                                                         YEAR ENDED    YEAR ENDED       ENDED          ENDED
                                                        DECEMBER 25,  DECEMBER 26,  DECEMBER 27,   SEPTEMBER 25,
                                                            1998          1997          1996           1996
                                                        ------------  ------------  -------------  -------------
Current:
  U.S. Federal                                          $      1,336  $         --  $         503  $       2,944
  Non-U.S.                                                     5,127         4,683            669          4,833
  State                                                          250            --             94          1,148
                                                        ------------  ------------  -------------  -------------
                                                               6,713         4,683          1,266          8,925
                                                        ------------  ------------  -------------  -------------
Deferred:
  U.S. Federal                                                 2,706         2,520          (739)          (254)
  Non-U.S.                                                       327           443             63          (272)
  State                                                          507           301           (85)           (57)
                                                        ------------  ------------  -------------  -------------
                                                               3,540         3,264          (761)          (583)
                                                        ------------  ------------  -------------  -------------
                                                        $     10,253  $      7,947  $         505  $       8,342
                                                        ------------  ------------  -------------  -------------
                                                        ------------  ------------  -------------  -------------

The results for the year ended December 26, 1997, included an extraordinary loss of $1.8 million, net of tax benefit of $1.1 million, for the write-off of deferred financing costs in connection with the amendment and restatement of the Company's Credit Agreement to, among other items, provide available borrowings for the Fabral Acquisition.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

7. INCOME TAXES (CONTINUED):
During 1998, the Company's United States income tax returns for the three months ended December 27, 1996, and the year ended December 26, 1997, were selected for examination by the Internal Revenue Service ("IRS"). Although it is reasonably possible that the IRS will disallow the deductibility of some expenses, the amount of the disallowance and ultimate liability for additional income taxes cannot now be determined, as the IRS has not concluded its findings. The examinations remain in progress as of the date of this report. However, based upon the facts currently available, including the availability of cumulative net operating loss carryforwards, the Company believes that the ultimate amount of tax deductions disallowed, if any, will not have a material adverse effect on the financial condition or cash flow of the Company.

The U.S. and non-U.S. components of earnings before income taxes and extraordinary item are as follows:

                                                                        SUCCESSOR                   PREDECESSOR
                                                        -----------------------------------------  -------------
                                                                                    THREE MONTHS    NINE MONTHS
                                                         YEAR ENDED    YEAR ENDED       ENDED          ENDED
                                                        DECEMBER 25,  DECEMBER 26,  DECEMBER 27,   SEPTEMBER 25,
                                                            1998          1997          1996           1996
                                                        ------------  ------------  -------------  -------------
U.S.                                                    $     10,542  $      5,316  $       (583)  $       8,833
Non-U.S.                                                      12,595        14,185          2,094         13,089
                                                        ------------  ------------  -------------  -------------
                                                        $     23,137  $     19,501  $       1,511  $      21,922
                                                        ------------  ------------  -------------  -------------
                                                        ------------  ------------  -------------  -------------

Reconciliation of the differences between income taxes computed at the U.S. Federal statutory tax rate and the Company's income tax provision follows:

                                                                        SUCCESSOR                   PREDECESSOR
                                                        -----------------------------------------  -------------
                                                                                    THREE MONTHS    NINE MONTHS
                                                         YEAR ENDED    YEAR ENDED       ENDED          ENDED
                                                        DECEMBER 25,  DECEMBER 26,  DECEMBER 27,   SEPTEMBER 25,
                                                            1998          1997          1996           1996
                                                        ------------  ------------  -------------  -------------
Tax at U.S. Federal statutory rate                      $      8,098  $      6,826  $         529  $       7,673
State income taxes, net of U.S. Federal income tax
  benefit                                                        439           302           (24)            669
Non-U.S. taxes, net                                               81           117             --             --
Permanent differences (primarily meals and
  entertainment and goodwill amortization)                     1,063         1,028             --             --
Other, net                                                       572         (326)             --             --
                                                        ------------  ------------  -------------  -------------
                                                        $     10,253  $      7,947  $         505  $       8,342
                                                        ------------  ------------  -------------  -------------
                                                        ------------  ------------  -------------  -------------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

7. INCOME TAXES (CONTINUED):
At December 25, 1998 and December 26, 1997, deferred income taxes are separately stated in the balance sheet. The combined tax-effected temporary differences are as follows:

                                                                                           ASSET (LIABILITY)
                                                                                       --------------------------
                                                                                       DECEMBER 25,  DECEMBER 26,
                                                                                           1998          1997
                                                                                       ------------  ------------
Accrued expenses                                                                       $      2,234  $      (614)
Allowance for doubtful accounts                                                                 699            --
Book versus tax basis of inventory                                                              496            13
Other                                                                                            --           238
                                                                                       ------------  ------------
    Current, net                                                                              3,429         (363)
                                                                                       ------------  ------------

Book versus tax basis of depreciable assets                                                (19,500)      (17,715)
Net operating losses                                                                          8,803        12,055
Accrued pension liability                                                                     1,600            --
Other                                                                                       (1,713)         (891)
                                                                                       ------------  ------------
    Noncurrent, net                                                                        (10,810)       (6,551)
                                                                                       ------------  ------------
    Total, net                                                                         $    (7,381)  $    (6,914)
                                                                                       ------------  ------------
                                                                                       ------------  ------------

The earnings of non-U.S. subsidiaries are considered to be permanently invested. Any tax amounts owed as a result of the recovery of taxable temporary differences attributable to such investments would not be material. Amerimax Holdings, Inc. had a U.S. operating tax loss carryforward of $2.9 million which was utilized to offset 1998 taxable income and taxes. In addition, Fabral has U.S. operating tax loss carryforwards of approximately $22.6 million which are available to offset future taxable income and taxes. The tax carryforward benefits begin to expire in 2010. Internal Revenue Service code section 382 imposes an annual limitation of approximately $4.0 million for the Fabral net operating loss which can only be used to offset Fabral taxable income. The Company believes that this limitation will not affect its ability to utilize the net operating losses prior to expiration.

8. COMPREHENSIVE INCOME:

Accumulated other comprehensive income (loss) balances were as follows:

                                                                              FOREIGN                ACCUMULATED
                                                                             CURRENCY     MINIMUM       OTHER
                                                                            TRANSLATION   PENSION   COMPREHENSIVE
                                                                            ADJUSTMENT   LIABILITY       LOSS
                                                                            -----------  ---------  --------------
Beginning balance, December 26, 1997                                        $   (1,391)  $   (535)  $      (1,926)
Current period change                                                             1,655    (2,411)           (756)
                                                                            -----------  ---------  --------------
Ending balance, December 25, 1998                                           $       264  $ (2,946)  $      (2,682)
                                                                            -----------  ---------  --------------
                                                                            -----------  ---------  --------------

There were no tax effects related to the foreign currency translation adjustment component of other comprehensive income (loss) for any year presented because the earnings of the subsidiaries are considered to be permanently invested (see
Note 7). The tax effects related to the minimum pension liability component of other comprehensive income (loss) were $1.6 million for the year ended December 25, 1998, were not significant for the year ended December 26, 1997, and were $0 for the three months ended December 27, 1996, and the nine months ended September 25, 1996. (see Note 9 for information concerning the Company's employee retirement plans.)

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

9. EMPLOYEE RETIREMENT PLANS:

During 1998, the Company adopted SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POST RETIREMENT BENEFITS. Information for prior years has been restated in conform to the requirements of this statement. The adoption of SFAS No. 132 did not effect the Company's consolidated financial position, results of operations or cash flows.

U.S. PLANS:

DEFINED BENEFIT:

Prior to the Acquisition, substantially all U.S. employees of the Company were covered by defined benefit pension plans administered by Alumax. The costs of these plans were allocated to the Company based on base salary expenses and were generally non-contributory. The Company was charged $1.0 million by Alumax in Predecessor 1996 for its allocated share of net periodic pension costs of these Plans. As a result of the Acquisition, all obligations for benefits under the plans as of the Acquisition date were retained by Alumax.

Subsequent to the Acquisition, the Company established a new non-contributory defined benefit pension plan covering substantially all U.S. hourly employees. The new plan contains terms and provisions similar to the predecessor plans. As of and for the three months ended December 27, 1996, the Company's obligations and net periodic pension costs under the new plan were not significant.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

9. EMPLOYEE RETIREMENT PLANS (CONTINUED):
The following table sets forth the reconciliations of the projected benefit obligation and plan assets, the funded status of the new plan and the amounts recognized in the Company's consolidated balance sheets:

                                                                                        YEAR ENDED    YEAR ENDED
                                                                                       DECEMBER 25,  DECEMBER 26,
                                                                                           1998          1997
                                                                                       ------------  ------------
CHANGE IN BENEFIT OBLIGATION
Projected benefit obligation at beginning of year                                      $        481  $        209
  Service cost                                                                                  295           251
  Interest cost                                                                                  46            22
  Plan amendments                                                                               149            93
  Actuarial loss                                                                                133           142
  Benefits paid                                                                                (27)         (236)
                                                                                       ------------  ------------
Projected benefit obligation at end of year                                            $      1,077  $        481
                                                                                       ------------  ------------
Accumulated benefit obligation                                                         $      1,077  $        481
                                                                                       ------------  ------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                                         $         64  $        149
  Actual return on plan assets                                                                    8             4
  Employer contributions                                                                        280           148
  Benefits paid                                                                                (27)         (236)
                                                                                       ------------  ------------
Fair value of plan assets at end of year                                               $        325  $         65
                                                                                       ------------  ------------
FUNDED STATUS                                                                          $      (752)  $      (416)
  Unrecognized net loss                                                                         262           107
  Unrecognized prior service cost                                                               200            66
                                                                                       ------------  ------------
Net amount recognized                                                                  $      (290)  $      (243)
                                                                                       ------------  ------------
                                                                                       ------------  ------------
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS
  Accrued pension liability                                                            $      (752)  $      (416)
  Intangible asset                                                                              200            66
  Accumulated other comprehensive loss                                                          262           107
                                                                                       ------------  ------------
Net amount recognized                                                                  $      (290)  $      (243)
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                                                                                       DECEMBER 25,  DECEMBER 26,
                                                                                           1998          1997
                                                                                       ------------  ------------
WEIGHTED-AVERAGE ASSUMPTIONS
Discount rate                                                                                  6.5%          7.0%
Rate of compensation increases                                                                  n/a           n/a
Expected long-term rate of return on plan assets                                               8.0%          8.0%

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

9. EMPLOYEE RETIREMENT PLANS (CONTINUED):
Net periodic pension costs for the new plan for the years ended December 25, 1998 and December 26, 1997, include the following components:

                                                                                        YEAR ENDED    YEAR ENDED
                                                                                       DECEMBER 25,  DECEMBER 26,
                                                                                           1998          1997
                                                                                       ------------  ------------
COMPONENTS OF NET PERIODIC PENSION COST
Service cost                                                                           $        295  $        251
Interest cost                                                                                    46            22
Expected return on assets                                                                      (14)          (14)
Amortization of prior service cost                                                               15             5
Recognized net actuarial loss                                                                     5             1
                                                                                       ------------  ------------
  Net periodic pension cost                                                                     347           265

SETTLEMENTS, CURTAILMENTS, AND TERMINATION BENEFITS
Settlement loss                                                                                  --            63
Curtailment loss                                                                                 --            21
                                                                                       ------------  ------------
PENSION EXPENSE FOR THE FISCAL YEAR                                                    $        347  $        349
                                                                                       ------------  ------------
                                                                                       ------------  ------------

DEFINED CONTRIBUTION:

Prior to the Acquisition, the majority of the U.S. employees of the Company were eligible to participate in a defined contribution retirement plan sponsored by Alumax. The plan allowed the employees to contribute a percentage of their pre-tax and/or after-tax income in accordance with specified guidelines. Alumax matched a certain percentage of employee contributions up to certain limits. The Company's expense related to the plan was $310.5 thousand for Predecessor 1996.

Subsequent to the Acquisition, the Company established two new defined contribution retirement and savings plans, which also allow the employees to contribute a percentage of their pretax and/or after-tax income in accordance with specified guidelines. As before, the Company matches a certain percentage of pre-tax employee contributions up to certain limits. Further, the plans provide for discretionary contributions by the Company based on years of service and age. The Company's expense related to the new plans was not significant in 1996. The Company's expense for the years ended December 25, 1998 and December 26, 1997, was approximately $1.2 million and $1.1 million, respectively.

INTERNATIONAL PLANS:

In addition to the above, the employees of Euramax Coated Products Limited and Ellbee Limited participate in a single employer pension plan (the "U.K. Plan").

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

9. EMPLOYEE RETIREMENT PLANS (CONTINUED):
The following table sets forth the reconciliations of the projected benefit obligations and plan assets, the funded status of the U.K. Plan and amounts recognized in the Company's consolidated balance sheets:

                                                                                        YEAR ENDED    YEAR ENDED
                                                                                       DECEMBER 25,  DECEMBER 26,
                                                                                           1998          1997
                                                                                       ------------  ------------
CHANGE IN BENEFIT OBLIGATION
Projected benefit obligation at beginning of year                                      $     12,354  $      9,894
  Service cost                                                                                  754           671
  Interest cost                                                                                 873           794
  Employee contributions                                                                        280           256
  Actuarial loss                                                                              3,039           926
  Benefits paid                                                                               (384)         (556)
  Special termination benefits                                                                   --           174
  Currency translation adjustment                                                               (6)           195
                                                                                       ------------  ------------
Projected benefit obligation at end of year                                            $     16,910  $     12,354
                                                                                       ------------  ------------
Accumulated benefit obligation at end of year                                          $     16,910  $     11,525
                                                                                       ------------  ------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                                         $     10,462  $      8,977
  Actual return on plan assets                                                                1,001           857
  Employer contributions                                                                        563           824
  Employee contributions                                                                        280           258
  Benefits paid                                                                               (384)         (556)
  Administrative expenses                                                                      (58)          (57)
  Currency translation adjustment                                                              (28)           159
                                                                                       ------------  ------------
Fair value of plan assets at end of year                                               $     11,836  $     10,462
                                                                                       ------------  ------------
FUNDED STATUS                                                                          $    (5,074)  $    (1,892)
  Unrecognized net loss, net of tax benefit                                                   2,684         1,257
                                                                                       ------------  ------------
Net amount recognized                                                                  $    (2,390)  $      (635)
                                                                                       ------------  ------------
                                                                                       ------------  ------------
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS
  Accrued pension liability                                                                 (5,074)       (1,063)
  Accumulated other comprehensive loss                                                        2,684           428
                                                                                       ------------  ------------
Net amount recognized                                                                  $    (2,390)  $      (635)
                                                                                       ------------  ------------
                                                                                       ------------  ------------

The increase in the projected benefit obligation of the U.K plan is primarily due to an increase in the actuarial loss from $926.0 thousand for the year ended December 26, 1997, to $3.0 million for the year ended December 25, 1998. A primary reason for the increase in the actuarial loss is that although there has been a significant decline in interest rates, the U.K. plan includes guaranteed increases of a minimum of three percent on all benefits. In a low inflation environment, the three percent minimum results in a low net interest rate for calculating annuity values, resulting in significantly higher liabilities. Under U.K.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

9. EMPLOYEE RETIREMENT PLANS (CONTINUED):
transition rules, the amount by which the plan liabilities exceed the plan assets may be funded over a four-year period, beginning in 1999.

                                                                        DECEMBER 25,  DECEMBER 26,  DECEMBER 27,
                                                                            1998          1997          1996
                                                                        ------------  ------------  ------------
WEIGHTED AVERAGE ASSUMPTIONS
Discount rate                                                                  6.00%         7.25%         8.25%
Rate of compensation increases                                                 3.50%         4.75%         5.75%
Expected long-term rate of return on plan assets                               8.75%         9.75%         8.25%

Net periodic pension cost for the U.K. Plan includes the following components:

                                                                        SUCCESSOR                   PREDECESSOR
                                                        -----------------------------------------  -------------
                                                                                    THREE MONTHS    NINE MONTHS
                                                         YEAR ENDED    YEAR ENDED       ENDED          ENDED
                                                        DECEMBER 25,  DECEMBER 26,  DECEMBER 27,   SEPTEMBER 25,
                                                            1998          1997          1996           1996
                                                        ------------  ------------  -------------  -------------
COMPONENTS OF NET PERIODIC PENSION COST
Service cost                                            $        754  $        671  $         144  $         407
Interest cost                                                    873           794            205            511
Expected return on assets                                      (915)         (889)          (192)          (467)
Amortization of prior service cost                                --            --          (144)           (10)
Recognized net gain                                              (1)            --             --             --
                                                        ------------  ------------  -------------  -------------
  Net periodic pension cost                             $        711  $        576  $          13  $         441
                                                        ------------  ------------  -------------  -------------
                                                        ------------  ------------  -------------  -------------

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:

In addition to the above retirement plans, in 1996, the Company adopted a non-qualified and unfunded supplemental executive retirement plan (the "SERP"). The SERP was designed to supplement benefits payable under other plans of the Company to eligible executives. As of and for the three months ended December 27, 1996, the Company's obligations and net periodic pension costs were not significant.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

9. EMPLOYEE RETIREMENT PLANS (CONTINUED):

The following table sets forth the reconciliations of the projected benefit obligations, the funded status and the amounts recognized in the Company's consolidated balance sheets:

                                                                                        YEAR ENDED    YEAR ENDED
                                                                                       DECEMBER 25,  DECEMBER 26,
                                                                                           1998          1997
                                                                                       ------------  ------------
CHANGE IN BENEFIT OBLIGATION
Projected benefit obligation at beginning of year                                      $        752  $        435
  Interest cost                                                                                  53            44
  Plan amendments                                                                                --           241
  Actuarial loss                                                                                 33            32
                                                                                       ------------  ------------
Projected benefit obligation at end of year                                            $        838  $        752
                                                                                       ------------  ------------
FUNDED STATUS                                                                          $      (838)  $      (752)
  Unrecognized prior service cost                                                               206           231
  Unrecognized net loss                                                                          93            60
                                                                                       ------------  ------------
Net amount recognized                                                                  $      (539)  $      (461)
                                                                                       ------------  ------------
                                                                                       ------------  ------------
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS
  Accrued pension liability                                                            $      (539)  $      (461)
                                                                                       ------------  ------------
Net amount recognized                                                                  $      (539)  $      (461)
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                                                                                       DECEMBER 25,  DECEMBER 26,
                                                                                           1998          1997
                                                                                       ------------  ------------
WEIGHTED AVERAGE ASSUMPTIONS
Discount rate                                                                                  6.5%          7.0%
Rate of compensation increases                                                                  n/a           n/a
Expected long-term rate of return on plan assets                                                n/a           n/a

                                                                                        YEAR ENDED    YEAR ENDED
                                                                                       DECEMBER 25,  DECEMBER 26,
                                                                                           1998          1997
                                                                                       ------------  ------------
COMPONENTS OF NET PERIODIC PENSION COST
Interest cost                                                                          $         53  $         44
Amortization of prior service cost                                                               25             9
                                                                                       ------------  ------------
  Net periodic pension cost                                                            $         78  $         53
                                                                                       ------------  ------------
                                                                                       ------------  ------------

10. INCENTIVE PLANS:

INCENTIVE COMPENSATION PLAN

The Company has an incentive compensation plan that covers key employees. The costs of the plan are computed in accordance with a formula that incorporates EBITDA and return on average net assets. Costs of the plan for the years ended December 25, 1998 and December 26, 1997, and for the three month

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

10. INCENTIVE PLANS (CONTINUED):
successor period ended December 27, 1996, were approximately $2.2 million, $2.4 million and $545.1 thousand, respectively.

LONG-TERM INCENTIVE PLAN

In 1998, the Company established the Euramax International 1999 Phantom Stock Plan (the "Plan") which is effective January 1, 1999. The purpose of the Plan is to link the interests of the participants to those of the Company's shareholders through compensation that is tied to the increase in the equity value of the Company over the long term. Participation in the Plan is limited to key executives and certain other management employees as approved, from time to time, by a Committee selected by the President.

The Plan provides for one-time awards of phantom shares to selected participants. A phantom share is a unit equal to 4% of the equity value of the Company, as defined by the Plan, divided by 40,000 (the maximum number of phantom shares that may be awarded to participants under the Plan). A phantom share entitles the participant to receive compensation equal to the fair market value of a phantom share when fully vested, minus the beginning value of a phantom share at the date of grant, all as defined by the Plan. On January 1, 1999, 36,000 of the phantom shares were granted. Compensation expense will be accrued in the period from the date of grant to the date fully vested, adjusted for changes in the value of the phantom shares. No compensation expense was recorded during fiscal year 1998 in connection with the Plan. The awards become fully vested on the earlier of a change in control; a listing; the death, disability or retirement of the participant; or December 31, 2003. Compensation will be paid out in four equal payments during the first quarter of 2004 through 2007, unless there is a change in control; a listing; or the death, disability or retirement of the participant; in which case the compensation will be paid out sooner.

11. COMMITMENTS AND CONTINGENCIES:

Minimum commitments under long-term noncancelable operating leases, principally for operating and office facilities, totaled $18.9 million at December 25, 1998 were as follows:

1999                                                                 $   4,806
2000                                                                     4,177
2001                                                                     2,948
2002                                                                     2,527
2003                                                                     1,507
Thereafter                                                               2,969
                                                                     ---------
                                                                     $  18,934
                                                                     ---------
                                                                     ---------

Rent expense amounted to $6.3 million for the year ended December 25, 1998, $4.7 million for the year ended December 26, 1997, $1.1 million for the three months ended December 27, 1996, and $2.9 million for the nine months ended September 25, 1996.

RAW MATERIALS

The principal raw materials required by the Company's manufacturing operations are aluminum coils and extrusions and steel coils, all of which are purchased at competitive prevailing market prices. Management believes adequate sources of supply exist for the Company's raw material requirements.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED):
INSURANCE

The Company maintains insurance coverage for various aspects of its business and operations, including general liability, workers' compensation and employee health benefits. The Company has elected, however, to retain a portion of losses that occur through the use of various deductibles, limits and retentions under certain of its insurance programs. This situation may subject the Company to some future liability for which it is only partially insured. The Company intends to mitigate any such future liability by continuing to exercise prudent business judgment in negotiating the terms and conditions of its contracts.

EMPLOYMENT AGREEMENTS

The Company has employment agreements with certain of its executive officers. Such agreements provide for minimum salary levels as well as incentive bonuses that are payable if specified operating goals are attained. In addition, the agreements provide for severance benefits, as well as disability and death benefits.

LITIGATION

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of business. Although occasional adverse decisions or settlements may occur, it is the opinion of the Company's management, based upon information available at this time, that the expected outcome of these matters, individually or in the aggregate, would not reasonably be expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries taken as a whole.

ENVIRONMENTAL MATTERS

The Company's operations are subject to federal, state, local and European environmental laws and regulations concerning the management of pollution and hazardous substances.

The Company has been named as a defendant in lawsuits or as a potentially responsible party in state and Federal administrative and judicial proceedings seeking contribution for costs associated with the investigation, analysis, correction and remediation of environmental conditions at various hazardous waste disposal sites. The Company continues to monitor these actions and proceedings and to vigorously defend both its own interests as well as the interests of its affiliates. The Company's ultimate liability in connection with present and future environmental claims will depend on many factors, including its volumetric share of the waste at a given site, the remedial action required, the total cost of remediation, and the financial viability and participation of the other entities that also sent waste to the site. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes or adjusts its reserve for its projected share of these costs. Based upon current law and information known to the Company concerning the size of the sites known to it, anticipated costs, their years of operations and the number of other potentially responsible parties, Management believes that it has adequate reserves for the Company's potential share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses. In addition, the Company establishes reserves for remedial measures required from time to time at its own facilities. Management believes that the reasonably probable outcomes of these matters will not materially exceed established reserves and will not have a material impact on the future financial position, net earnings or

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED):
cash flows of the Company. The Company's reserves, expenditures and expenses for all environmental exposures were not significant for any of the dates or periods presented.

In connection with the Acquisition referred to in Note 1, the Company was indemnified by Alumax for substantially all of its costs, if any, related to environmental matters for occurrences arising prior to the closing date of the Acquisition during the period of time it was owned directly or indirectly by Alumax. Such indemnification includes costs that may ultimately be incurred to contribute to the remediation of certain specified existing National Priorities List ("NPL") sites for which the Company had been named a potentially responsible party under the federal Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLA") as of the closing date of the Acquisition, as well as certain potential costs for sites listed on state hazardous cleanup lists. With respect to all other environmental matters, Alumax's obligations are limited to $125.0 million. However, notwithstanding the indemnity, the Company does not believe that it has any significant probable liability for environmental claims. Further, the Company believes it to be unlikely that the Company would be required to bear environmental costs in excess of its pro rata share of such costs as a potentially responsible party under CERCLA.

12. TRANSACTIONS WITH FORMER PARENT:

For the predecessor period, the Company participated in Alumax's centralized cash management system. Under this system, cash received from the Company's operations was transferred to Alumax's centralized cash accounts and cash disbursements were funded from the centralized cash accounts.

Transactions between the Company and Alumax were generally at the market value of the products and services involved. Such transactions consisted primarily of purchases of raw materials, which totaled $1.5 million for the nine-month predecessor period ended September 25, 1996.

13. SEGMENT INFORMATION:

In 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. Prior years' operations and geographic data have been restated to reflect adoption of this standard. The Company's reportable segments have been aggregated according to manufacturing process and are as follows:

EUROPEAN ROLL COATING--The European roll coating facilities primarily apply a variety of liquid (primarily paint) coatings to bare aluminum or steel coil, providing a baked-on finish. The facilities also fabricate panels for the recreational vehicle industry.

U.S. FABRICATION--The U.S. fabrication facilities primarily process coated coil through slitting operations which cut the coils into more narrow widths. The cut coils then undergo a variety of downstream production processes which further fabricate the aluminum and steel sheet to form the desired product. The predominant fabricating activity is rollforming, which begins with steel or aluminum and results in the production of gutters, roofing, siding, soffit, fascia, trim, and other products. In addition, the facilities laminate fiberglass and aluminum products by adhering fiberglass sheet to wood or other solid substrates and fabricate windows from vinyl extrusions and glass. Three of the U.S. facilities also have roll coating facilities for internal processing. The facilities utilize distribution facilities located strategically throughout the U.S.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

13. SEGMENT INFORMATION (CONTINUED):
EUROPEAN FABRICATION--The predominant fabricating activity begins with aluminum extrusions and glass which are welded and glazed and that result in the production of windows, doors, shower enclosures, sunroofs and other products.

The accounting policies of the segments are the same as those described in Note 2 "Summary of Significant Accounting Policies." Segment data includes intersegment revenues. The Company evaluates the performance of its segments and allocates resources to them based primarily on EBITDA.

The Company is organized primarily on the basis of eight operating subsidiaries. Two of the subsidiaries have been aggregated into the "European roll coating" segment, the three U.S. subsidiaries have been aggregated into the "U.S. fabrication" segment, and three of the European subsidiaries have been aggregated into the "European fabrication" segment. The table below presents information about reported segments for the fiscal years ended December 25, 1998, December 26, 1997, the three months ended December 27, 1996, and the nine months ended September 25, 1996:

                                                                    EUROPEAN        U.S.        EUROPEAN
                                                                  ROLL COATING  FABRICATION   FABRICATION      TOTAL
                                                                  ------------  ------------  ------------  ------------
SUCCESSOR
YEAR ENDED DECEMBER 25, 1998
Sales                                                             $    163,000  $    402,667  $     64,780  $    630,447
EBITDA                                                                  23,116        33,138         7,882        64,136

YEAR ENDED DECEMBER 26, 1997
Sales                                                             $    152,159  $    340,629  $     62,404  $    555,192
EBITDA                                                                  22,466        27,941         8,212        58,619

THREE MONTHS ENDED DECEMBER 27, 1996
Sales                                                             $     39,481  $     67,341  $     15,215  $    122,037
EBITDA                                                                   6,006         5,478         1,872        13,356

PREDECESSOR
NINE MONTHS ENDED SEPTEMBER 25, 1996
Sales                                                             $     98,296  $    197,210  $     45,455  $    340,961
EBITDA                                                                  12,727        13,627         4,318        30,672

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

13. SEGMENT INFORMATION (CONTINUED):
A reconciliation of total segment sales to total consolidated sales and of total segment EBITDA to total consolidated earnings before income taxes and extraordinary item, for the years ended December 25, 1998, December 26, 1997, the three months ended December 27, 1996, and the nine months ended September 25, 1996, is as follows:

                                                         SUCCESSOR                   PREDECESSOR
                                         -----------------------------------------  -------------  ------------
                                                                     THREE MONTHS    NINE MONTHS     COMBINED
                                          YEAR ENDED    YEAR ENDED       ENDED          ENDED       YEAR ENDED
                                         DECEMBER 25,  DECEMBER 26,  DECEMBER 27,   SEPTEMBER 25,  DECEMBER 27,
                                             1998          1997          1996           1996           1996
                                         ------------  ------------  -------------  -------------  ------------
SALES
Total segment sales                      $    630,447  $    555,192  $     122,037  $     340,961  $    462,998
Plus: Sales of subsidiaries disposed of
  in 1997                                          --        17,338          9,741         29,684        39,425
Eliminations                                 (14,228)      (15,516)        (6,249)        (7,337)      (13,586)
                                         ------------  ------------  -------------  -------------  ------------
  Consolidated net sales                 $    616,219  $    557,014  $     125,529  $     363,308  $    488,837
                                         ------------  ------------  -------------  -------------  ------------
                                         ------------  ------------  -------------  -------------  ------------
EBITDA
Total EBITDA for reportable segments     $     64,136  $     58,619  $      13,356  $      30,672  $     44,028
Plus: EBITDA of subsidiaries disposed
  in 1997                                          --         2,046            242            660           902
Expenses that are not segment specific        (5,026)       (5,963)          (893)        (1,793)       (2,686)
Amortization of non-recurring step-up
  in inventory value                               --            --        (2,416)             --       (2,416)
Depreciation and amortization                (12,326)      (11,663)        (2,591)        (6,995)       (9,586)
Interest                                     (23,647)      (23,538)        (6,187)          (622)       (6,809)
                                         ------------  ------------  -------------  -------------  ------------
  Consolidated earnings before income
    taxes and extraordinary item         $     23,137  $     19,501  $       1,511  $      21,922  $     23,433
                                         ------------  ------------  -------------  -------------  ------------
                                         ------------  ------------  -------------  -------------  ------------

Segment assets are not included in the above table because asset information is not reported by segment in the information reviewed by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

13. SEGMENT INFORMATION (CONTINUED):
The following table reflects revenues from external customers by groups of similar products for the years ended December 25, 1998, December 26, 1997 and December 27, 1996 (separate information for the predecessor and successor periods of 1996 are not available):

                                                                         YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                                        DECEMBER 25,  DECEMBER 26,  DECEMBER 27,
CUSTOMERS/MARKETS                            PRIMARY PRODUCTS               1998          1997          1996
----------------------------------  ----------------------------------  ------------  ------------  ------------

OEMs                                Painted aluminum sheet and coil;
                                      fabricated painted aluminum,
                                      laminated and fiberglass panels;
                                      RV doors, windows and roofing;
                                      and composite building panels     $    280,996  $    276,279  $    242,464

Rural Contractors                   Steel and aluminum roofing and
                                      siding                                 125,709        64,614        49,861

Home Centers                        Raincarrying systems, roofing
                                      accessories, windows, doors, and
                                      shower enclosures                       88,736        85,780        85,546

Manufactured Housing                Steel siding and trim components          56,076        55,144        40,573

Distributors                        Metal coils, raincarrying systems
                                      and roofing accessories                 23,416        38,434        54,261

Industrial and Architectural        Standing seam panels and siding
Contractors                           and roofing accessories                 20,951        12,254            --

Home Improvement Contractors        Vinyl replacement windows; metal
                                      roofing and insulated roofing
                                      panels; shower, patio and
                                      entrance doors; and awnings             20,335        24,509        16,132
                                                                        ------------  ------------  ------------

                                                                        $    616,219  $    557,014  $    488,837
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

13. SEGMENT INFORMATION (CONTINUED):

The following table reflects sales and long-lived asset information by geographic area as of and for the years ended December 25, 1998, December 26, 1997, the three months ended December 27, 1996, and the nine months ended September 25, 1996:

                                                                                 SALES
                                                 ----------------------------------------------------------------------
                                                                 SUCCESSOR                          PREDECESSOR
                                                 -----------------------------------------  ---------------------------

                                                                             THREE MONTHS    NINE MONTHS     COMBINED
                                                  YEAR ENDED    YEAR ENDED       ENDED          ENDED       YEAR ENDED
                                                 DECEMBER 25,  DECEMBER 26,  DECEMBER 27,   SEPTEMBER 25,  DECEMBER 27,
                                                     1998          1997          1996           1996           1996
                                                 ------------  ------------  -------------  -------------  ------------
United States                                    $    398,116  $    354,451  $      75,538  $     225,536  $    301,074
The Netherlands                                        92,654        80,625         20,774         54,273        75,047
United Kingdom                                         94,636        92,251         21,310         60,063        81,373
Other non-U.S.                                         30,813        29,687          7,907         23,436        31,343
                                                 ------------  ------------  -------------  -------------  ------------
                                                 $    616,219  $    557,014  $     125,529  $     363,308  $    488,837
                                                 ------------  ------------  -------------  -------------  ------------
                                                 ------------  ------------  -------------  -------------  ------------

                                                                                              LONG-LIVED ASSETS
                                                                                          --------------------------
                                                                                          DECEMBER 25,  DECEMBER 26,
                                                                                              1998          1997
                                                                                          ------------  ------------
United States                                                                             $     98,455  $    100,464
The Netherlands                                                                                 57,801        61,524
United Kingdom                                                                                  42,368        42,910
Other non-U.S.                                                                                   1,228         1,074
                                                                                          ------------  ------------
                                                                                          $    199,852  $    205,972
                                                                                          ------------  ------------
                                                                                          ------------  ------------

Non-U.S. revenue is based on the country in which the legal subsidiary is domiciled. No single customer represented greater than ten percent of the Company's revenues for any period presented.

14. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS:

As described in Note 1, on September 25, 1996, Euramax purchased the Company from Alumax. As further described in Note 5, the Acquisition was financed, in part, through Senior Subordinated Notes due 2006. The Notes are primary obligations of Euramax (the "Parent"). The United Kingdom and Netherlands holding company subsidiaries of Euramax are co-obligors under the Notes (the "Co-Obligors"). The United States holding company subsidiary of Euramax has provided a full and unconditional guarantee of the Notes (the "Guarantor"). The following supplemental condensed combining financial statements for the periods prior to the Acquisition, (the "Predecessor" periods) reflect the combined results of operations and cash flows of the entities that are the Parent, the Co-Obligors and the Guarantor (collectively, the "Anticipated Parent, Co-Obligors and Guarantor"), and such combined information of the non-guarantor entities, consisting principally of the operating companies acquired (collectively, the "Non-Guarantor Subsidiaries"). The following supplemental condensed combining financial statements as of December 25, 1998 and December 26, 1997, and for the years ended December 25, 1998 and December 26, 1997, and the three months ended December 27, 1996 (the

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

14. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED):
"Successor" periods) reflect the financial position, results of operations, and cash flows of each of the Parent, the Co-Obligors and Guarantor entities, and such combined information of the Non-Guarantor Subsidiaries. The Co-Obligors and the Guarantor are wholly-owned subsidiaries of Euramax and are each jointly, severally, fully, and unconditionally liable under the Notes. Separate complete financial statements of each Co-Obligor and of the Guarantor are not presented because management has determined that they are not material to investors. For periods prior to the Acquisition, there were no significant intercompany balances or transactions between the Anticipated Parent, Co-Obligors and Guarantor entities combined and the Non-Guarantor Subsidiaries.

                                                    SUCCESSOR FOR THE YEAR ENDED DECEMBER 25, 1998
                             --------------------------------------------------------------------------------------------
                                   CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                             ---------------------------------------------------
                                                          EURAMAX      EURAMAX
                               EURAMAX      AMERIMAX     EUROPEAN     EUROPEAN
                             INTERNATIONAL  HOLDINGS,    HOLDINGS     HOLDINGS       NON-
                                 PLC          INC.          PLC         B.V.       GUARANTOR                 CONSOLIDATED
                               (PARENT)    (GUARANTOR)  (CO-OBLIGOR) (CO-OBLIGOR) SUBSIDIARIES ELIMINATIONS     TOTALS
                             ------------  -----------  -----------  -----------  -----------  ------------  ------------
Net sales                    $         --  $        --  $        --  $        --  $   616,219  $         --  $    616,219
Cost and Expenses:
  Cost of goods sold                   --           --           --           --      507,752            --       507,752
  Selling and general               2,764           --           --           --       47,117            --        49,881
  Depreciation and
    amortization                       --           --           --           --       12,326            --        12,326
                             ------------  -----------  -----------  -----------  -----------  ------------  ------------
  Earnings from operations        (2,764)           --           --           --       49,024            --        46,260
Equity in earnings of
  subsidiaries                     14,778        6,856        2,797        5,567           --      (29,998)            --
Interest expense, net                  --      (1,825)        (778)        (489)     (20,555)            --      (23,647)
Other income (expense), net            --           --         (39)        2,050      (1,487)            --           524
                             ------------  -----------  -----------  -----------  -----------  ------------  ------------
  Earnings before income
    taxes                          12,014        5,031        1,980        7,128       26,982      (29,998)        23,137
Provision (benefit) for
  income taxes                      (870)        (712)        (260)          621       11,474            --        10,253
                             ------------  -----------  -----------  -----------  -----------  ------------  ------------
Net earnings                       12,884        5,743        2,240        6,507       15,508      (29,998)        12,884
Dividends on redeemable
  preference shares               (5,957)           --           --           --           --            --       (5,957)
                             ------------  -----------  -----------  -----------  -----------  ------------  ------------
Net earnings available for
  ordinary shareholders      $      6,927  $     5,743  $     2,240  $     6,507  $    15,508  $   (29,998)  $      6,927
                             ------------  -----------  -----------  -----------  -----------  ------------  ------------
                             ------------  -----------  -----------  -----------  -----------  ------------  ------------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

14. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED):

                                                    SUCCESSOR FOR THE YEAR ENDED DECEMBER 26, 1997
                             --------------------------------------------------------------------------------------------
                                   CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                             ---------------------------------------------------
                                                          EURAMAX      EURAMAX
                               EURAMAX      AMERIMAX     EUROPEAN     EUROPEAN
                             INTERNATIONAL  HOLDINGS,    HOLDINGS     HOLDINGS       NON-
                                 PLC          INC.          PLC         B.V.       GUARANTOR                 CONSOLIDATED
                               (PARENT)    (GUARANTOR)  (CO-OBLIGOR) (CO-OBLIGOR) SUBSIDIARIES ELIMINATIONS     TOTALS
                             ------------  -----------  -----------  -----------  -----------  ------------  ------------
Net sales                    $         --  $        --  $        --  $        --  $   557,014  $         --  $    557,014
Cost and Expenses:
  Cost of goods sold                   --           --           --           --      454,180            --       454,180
  Selling and general                  --           --           --           --       49,239            --        49,239
  Depreciation and
    amortization                       --           --           --           --       11,663            --        11,663
                             ------------  -----------  -----------  -----------  -----------  ------------  ------------
  Earnings from operations             --           --           --           --       41,932            --        41,932
Equity in earnings (losses)
  of subsidiaries                   9,796        7,416        (959)        7,974           --      (24,227)            --
Interest income (expense),
  net                                  --      (7,266)           52        1,366     (17,690)            --      (23,538)
Other income (expense), net            --           --        1,951      (5,020)        4,176            --         1,107
                             ------------  -----------  -----------  -----------  -----------  ------------  ------------
  Earnings before income
    taxes and extraordinary
    item                            9,796          150        1,044        4,320       28,418      (24,227)        19,501
Provision (benefit) for
  income taxes                         --      (2,834)        (249)      (1,200)       12,230            --         7,947
                             ------------  -----------  -----------  -----------  -----------  ------------  ------------
Earnings before
  extraordinary item                9,796        2,984        1,293        5,520       16,188      (24,227)        11,554
Extraordinary item-loss on
  debt refinancing, net of
  income tax benefit of
  $1.1 million                         --           --           --           --        1,758                       1,758
                             ------------  -----------  -----------  -----------  -----------  ------------  ------------
Net earnings                        9,796        2,984        1,293        5,520       14,430      (24,227)         9,796
Dividends on redeemable
  preference shares               (5,191)           --           --           --           --            --       (5,191)
                             ------------  -----------  -----------  -----------  -----------  ------------  ------------
Net earnings available for
  ordinary shareholders      $      4,605  $     2,984  $     1,293  $     5,520  $    14,430  $   (24,227)  $      4,605
                             ------------  -----------  -----------  -----------  -----------  ------------  ------------
                             ------------  -----------  -----------  -----------  -----------  ------------  ------------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)
                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

14. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED):

                                                SUCCESSOR FOR THE THREE MONTHS ENDED DECEMBER 27, 1996
                             --------------------------------------------------------------------------------------------
                                   CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                             ---------------------------------------------------
                                                          EURAMAX      EURAMAX
                               EURAMAX      AMERIMAX     EUROPEAN     EUROPEAN
                             INTERNATIONAL  HOLDINGS,    HOLDINGS     HOLDINGS       NON-
                                 PLC          INC.          PLC         B.V.       GUARANTOR                 CONSOLIDATED
                               (PARENT)    (GUARANTOR)  (CO-OBLIGOR) (CO-OBLIGOR) SUBSIDIARIES ELIMINATIONS     TOTALS
                             ------------  -----------  -----------  -----------  -----------  ------------  ------------
Net sales                    $         --  $        --  $        --  $        --  $   125,529  $         --  $    125,529
Cost and Expenses:
  Cost of goods sold                   --           --           --           --      104,055            --       104,055
  Selling and general                  80           --           --           --       10,870            --        10,950
  Depreciation and
    amortization                       --           --           --           --        2,591            --         2,591
                             ------------  -----------  -----------  -----------  -----------  ------------  ------------
  Earnings (loss) from
    operations                       (80)           --           --           --        8,013            --         7,933
Equity in earnings of
  subsidiaries                      1,058        1,543          958        1,448           --       (5,007)            --
Interest expense, net                  --      (3,361)        (726)        (938)      (1,162)            --       (6,187)
Other expense, net                     --           --           --           --        (235)            --         (235)
                             ------------  -----------  -----------  -----------  -----------  ------------  ------------
  Earnings (loss) before
    income taxes                      978      (1,818)          232          510        6,616       (5,007)         1,511
Provision (benefit) for
  income taxes                       (28)      (1,215)        (254)        (328)        2,330            --           505
                             ------------  -----------  -----------  -----------  -----------  ------------  ------------
Net earnings (loss)                 1,006        (603)          486          838        4,286       (5,007)         1,006
Dividends on redeemable
  preference shares               (1,191)           --           --           --           --            --       (1,191)
                             ------------  -----------  -----------  -----------  -----------  ------------  ------------
Net earnings (loss)
  available for ordinary
  shareholders               $      (185)  $     (603)  $       486  $       838  $     4,286  $    (5,007)  $      (185)
                             ------------  -----------  -----------  -----------  -----------  ------------  ------------
                             ------------  -----------  -----------  -----------  -----------  ------------  ------------

                                                                                    PREDECESSOR
                                                                   ----------------------------------------------
                                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 25, 1996
                                                                   ----------------------------------------------

                                                                    ANTICIPATED
                                                                      PARENT,
                                                                    CO-OBLIGORS    NON-GUARANTOR      COMBINED
                                                                   AND GUARANTOR    SUBSIDIARIES       TOTALS
                                                                   --------------  --------------  --------------
Net sales                                                          $           --  $      363,308  $      363,308
Cost and expenses:
  Cost of goods sold                                                           --         300,185         300,185
  Selling and general                                                          --          33,286          33,286
  Depreciation and amortization                                                --           6,995           6,995
                                                                   --------------  --------------  --------------
    Earnings from operations                                                   --          22,842          22,842
Interest expense, net                                                          --           (622)           (622)
Other expense, net                                                             --           (298)           (298)
                                                                   --------------  --------------  --------------
  Earnings before income taxes                                                 --          21,922          21,922
Provision for income taxes                                                     --           8,342           8,342
                                                                   --------------  --------------  --------------
Net earnings                                                       $           --  $       13,580  $       13,580
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

Note: Separate columns for the Anticipated Parent, the Co-obligors and the Guarantor are not presented as there were no amounts for such entities for the periods shown.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)
                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

14. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED):

                                                              SUCCESSOR AS OF DECEMBER 25, 1998
                                ---------------------------------------------------------------------------------------------
                                       CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                ----------------------------------------------------

                                                             EURAMAX       EURAMAX
                                  EURAMAX      AMERIMAX      EUROPEAN     EUROPEAN
                                INTERNATIONAL  HOLDINGS,     HOLDINGS     HOLDINGS       NON-
                                    PLC          INC.          PLC          B.V.       GUARANTOR                 CONSOLIDATED
                                  (PARENT)    (GUARANTOR)  (CO-OBLIGOR)  (CO-OBLIGOR) SUBSIDIARIES ELIMINATIONS     TOTALS
                                ------------  -----------  ------------  -----------  -----------  ------------  ------------
                                                           ASSETS
Current assets:
  Cash and equivalents          $         --  $        --  $         --  $        --  $    19,044  $         --  $     19,044
  Accounts receivable, net                --           --            --           --       81,845            --        81,845
  Inventories                             --           --            --           --       74,735            --        74,735
  Deferred income taxes                   --           --            --           --        3,641            --         3,641
  Other current assets                    --           --            --           --          944            --           944
                                ------------  -----------  ------------  -----------  -----------  ------------  ------------
    Total current assets                  --           --            --           --      180,209            --       180,209
Property, plant and equipment,
  net                                     --           --            --           --      117,080                     117,080
Amounts due from parent/
  affiliates                          73,197       72,188        43,622       46,447       93,168     (328,622)            --
Goodwill, net                             --           --            --           --       76,047            --        76,047
Investment in consolidated
  subsidiaries                        57,951       32,559           357       20,846           --     (111,713)            --
Deferred income taxes                     --           --            --           --        8,588                       8,588
Other assets                           1,834           --           756          871        3,264            --         6,725
                                ------------  -----------  ------------  -----------  -----------  ------------  ------------
                                $    132,982  $   104,747  $     44,735  $    68,164  $   478,356  $  (440,335)  $    388,649
                                ------------  -----------  ------------  -----------  -----------  ------------  ------------
                                ------------  -----------  ------------  -----------  -----------  ------------  ------------

                                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdrafts               $         --  $        --  $         --  $        --  $     1,513  $         --  $      1,513
  Accounts payable                        --           --            --           --       51,862            --        51,862
  Accrued expenses                       305           --            --           --       20,387            --        20,692
  Accrued interest payable                --        1,986           913          967          846                       4,712
  Income taxes payable                 (882)      (2,088)       (1,207)        1,095        6,560            --         3,478
  Deferred income taxes                   --           --            --           --          212            --           212
  Current maturities of long-
    term debt                             --           --            --           --        9,182            --         9,182
                                ------------  -----------  ------------  -----------  -----------  ------------  ------------
    Total current liabilities          (577)        (102)         (294)        2,062       90,562            --        91,651
Long-term debt, less current
  maturities                          70,605           --        27,179       37,216       73,496            --       208,496
Amounts due to
  parent/affiliates                    6,950       79,987         8,792        7,019      225,874     (328,622)            --
Other liabilities                         --           --            --           --       13,100            --        13,100
Deferred income taxes                     --           --            --           --       19,398            --        19,398
                                ------------  -----------  ------------  -----------  -----------  ------------  ------------
    Total liabilities                 76,978       79,885        35,677       46,297      422,430     (328,622)       332,645
                                ------------  -----------  ------------  -----------  -----------  ------------  ------------
Redeemable preference shares          46,339           --            --           --           --            --        46,339
                                ------------  -----------  ------------  -----------  -----------  ------------  ------------
Ordinary shareholders' equity:
  Ordinary shares                      1,000           --            78           23        4,970       (5,071)         1,000
  Paid-in capital                         --       17,000         6,922        9,077       89,458     (122,457)            --
  Retained earnings (deficit)         11,347        8,124         4,019       12,962     (36,475)        11,370        11,347
  Accumulated other
    comprehensive income
    (loss)                           (2,682)        (262)       (1,961)        (195)      (2,027)         4,445       (2,682)
                                ------------  -----------  ------------  -----------  -----------  ------------  ------------
    Total ordinary
      shareholders' equity             9,665       24,862         9,058       21,867       55,926     (111,713)         9,665
                                ------------  -----------  ------------  -----------  -----------  ------------  ------------
                                $    132,982  $   104,747  $     44,735  $    68,164  $   478,356  $  (440,335)  $    388,649
                                ------------  -----------  ------------  -----------  -----------  ------------  ------------
                                ------------  -----------  ------------  -----------  -----------  ------------  ------------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)
                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

14. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED):

                                                              SUCCESSOR AS OF DECEMBER 26, 1997
                                ---------------------------------------------------------------------------------------------
                                       CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                ----------------------------------------------------

                                                             EURAMAX       EURAMAX
                                  EURAMAX      AMERIMAX      EUROPEAN     EUROPEAN
                                INTERNATIONAL  HOLDINGS,     HOLDINGS     HOLDINGS       NON-
                                    PLC          INC.          PLC          B.V.       GUARANTOR                 CONSOLIDATED
                                  (PARENT)    (GUARANTOR)  (CO-OBLIGOR)  (CO-OBLIGOR) SUBSIDIARIES ELIMINATIONS     TOTALS
                                ------------  -----------  ------------  -----------  -----------  ------------  ------------
                                                           ASSETS
Current assets:
  Cash and equivalents          $         --  $        --  $         --  $        --  $    12,914  $         --  $     12,914
  Accounts receivable, net                --           --            --           --       78,085            --        78,085
  Inventories                             --           --            --           --       87,461            --        87,461
  Deferred income taxes                   --           --            --           --          611            --           611
  Other current assets                    --           --            --           --        1,703            --         1,703
                                ------------  -----------  ------------  -----------  -----------  ------------  ------------
    Total current assets                  --           --            --           --      180,774            --       180,774
Property, plant and equipment,
  net                                     --           --            --           --      113,187            --       113,187
Amounts due from parent/
  affiliates                          70,492       69,139        40,002       42,591           --     (222,224)            --
Goodwill, net                             --           --            --           --       76,910            --        76,910
Investment in consolidated
  subsidiaries                        43,929       25,857         (213)       13,516           --      (83,089)            --
Deferred income taxes                     --          448            --        2,138        8,418            --        11,004
Other assets                           2,070           --           856          934       12,015            --        15,875
                                ------------  -----------  ------------  -----------  -----------  ------------  ------------
                                $    116,491  $    95,444  $     40,645  $    59,179  $   391,304  $  (305,313)  $    397,750
                                ------------  -----------  ------------  -----------  -----------  ------------  ------------
                                ------------  -----------  ------------  -----------  -----------  ------------  ------------

                                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdrafts               $         --  $        --  $         --  $        --  $    11,470  $         --  $     11,470
  Accounts payable                        --           --            --           --       42,575            --        42,575
  Accrued expenses                        --           --            --           --       22,366            --        22,366
  Accrued interest payable                --        1,986           917          743        1,389            --         5,035
  Income taxes payable                 2,010      (3,595)         (507)        7,626      (4,117)            --         1,417
  Deferred income taxes                   --           --            --           --          974            --           974
  Current maturities of long-
    term debt                             --           --            --           --        3,924            --         3,924
                                ------------  -----------  ------------  -----------  -----------  ------------  ------------
    Total current liabilities          2,010      (1,609)           410        8,369       78,581            --        87,761
Long-term debt, less current
  maturities                          70,605           --        27,179       37,216      105,292            --       240,292
Amounts due to
  parent/affiliates                       --       77,779         3,954           --      140,491     (222,224)            --
Other liabilities                         --           --            --           --        8,266            --         8,266
Deferred income taxes                     --           --            --           --       17,555            --        17,555
                                ------------  -----------  ------------  -----------  -----------  ------------  ------------
    Total liabilities                 72,615       76,170        31,543       45,585      350,185     (222,224)       353,874
                                ------------  -----------  ------------  -----------  -----------  ------------  ------------
Redeemable preference shares          40,382           --            --           --           --            --        40,382
                                ------------  -----------  ------------  -----------  -----------  ------------  ------------
Ordinary shareholders' equity:
  Ordinary shares                      1,000           --            78           23        4,970       (5,071)         1,000
  Paid-in capital                         --       17,000         6,922        9,077       89,458     (122,457)            --
  Retained earnings                    4,420        2,381         1,779        6,358       18,714      (29,232)         4,420
  Dividends declared                      --           --            --           --     (70,600)        70,600            --
  Accumulated other
    comprehensive income
    (loss)                           (1,926)        (107)           323      (1,864)      (1,423)         3,071       (1,926)
                                ------------  -----------  ------------  -----------  -----------  ------------  ------------
    Total ordinary
      shareholders' equity
      equity                           3,494       19,274         9,102       13,594       41,119      (83,089)         3,494
                                ------------  -----------  ------------  -----------  -----------  ------------  ------------
                                $    116,491  $    95,444  $     40,645  $    59,179  $   391,304  $  (305,313)  $    397,750
                                ------------  -----------  ------------  -----------  -----------  ------------  ------------
                                ------------  -----------  ------------  -----------  -----------  ------------  ------------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENT (CONTINUED)
                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

14. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED):

                                                        SUCCESSOR FOR THE YEAR ENDED DECEMBER 25, 1998
                                 --------------------------------------------------------------------------------------------
                                       CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                 ---------------------------------------------------

                                                              EURAMAX      EURAMAX
                                   EURAMAX      AMERIMAX     EUROPEAN     EUROPEAN
                                 INTERNATIONAL  HOLDINGS,    HOLDINGS     HOLDINGS       NON-
                                     PLC          INC.          PLC         B.V.       GUARANTOR                 CONSOLIDATED
                                   (PARENT)    (GUARANTOR)  (CO-OBLIGOR) (CO-OBLIGOR) SUBSIDIARIES ELIMINATIONS     TOTALS
                                 ------------  -----------  -----------  -----------  -----------  ------------  ------------
Cash flows from operating
  activities:
  Net earnings                   $     12,884  $     5,743  $     2,239  $     6,508  $    15,508  $   (29,998)  $     12,884
  Reconciliation of net
    earnings to cash (used in)
    provided by operating
    activities:
    Depreciation and
      amortization                         --           --           --           --       12,326            --        12,326
    Provision for doubtful
      accounts                             --           --           --           --          697            --           697
    Gain on sales of assets                --           --           --           --        (103)            --         (103)
    Deferred income taxes                  --        1,149           --           --        2,391            --         3,540
    Equity in (earnings) losses
      of subsidiaries                (14,778)      (6,856)      (2,797)      (5,567)           --        29,998            --
    Changes in operating assets
      and liabilities                 (2,351)          806        (600)      (4,216)       25,870            --        19,509
                                 ------------  -----------  -----------  -----------  -----------  ------------  ------------
    Net cash (used in) provided
      by operating activities         (4,245)          842      (1,158)      (3,275)       56,689            --        48,853
                                 ------------  -----------  -----------  -----------  -----------  ------------  ------------
Cash flows from investing
  activities:
  Proceeds from sales of assets            --           --           --           --          618            --           618
  Capital expenditures                     --           --           --           --     (12,352)            --      (12,352)
                                 ------------  -----------  -----------  -----------  -----------  ------------  ------------
    Net cash (used in) provided
      by investing activities
      activities                           --           --           --           --     (11,734)            --      (11,734)
                                 ------------  -----------  -----------  -----------  -----------  ------------  ------------
Cash flows from financing
  activities:
  Changes in cash overdrafts               --           --           --           --      (9,957)            --       (9,957)
  Repayment of debt                        --           --           --           --     (45,938)            --      (45,938)
  Proceeds from debt                       --           --           --           --       19,424            --        19,424
  Proceeds from sales of
    currency swaps                         --           --           --           --        7,580            --         7,580
  Due to/from parent or
    affiliate                           4,245        (842)        1,218        3,164      (7,785)            --            --
                                 ------------  -----------  -----------  -----------  -----------  ------------  ------------
    Net cash (used in) provided
      by financing activities
      activities                        4,245        (842)        1,218        3,164     (36,676)            --      (28,891)
                                 ------------  -----------  -----------  -----------  -----------  ------------  ------------
Effect of exchange rate changes
  on cash                                  --           --         (60)          111      (2,149)            --       (2,098)
                                 ------------  -----------  -----------  -----------  -----------  ------------  ------------
  Net increase in cash and
    equivalents                            --           --           --           --        6,130            --         6,130
  Cash and equivalents at
    beginning of period                    --           --           --           --       12,914            --        12,914
                                 ------------  -----------  -----------  -----------  -----------  ------------  ------------
  Cash and equivalents at end
    of period                    $         --  $        --  $        --  $        --  $    19,044  $         --  $     19,044
                                 ------------  -----------  -----------  -----------  -----------  ------------  ------------
                                 ------------  -----------  -----------  -----------  -----------  ------------  ------------
Noncash financing and investing
  activities:
  Dividends accrued on
    redeemable preference
    shares                       $      5,957  $        --  $        --  $        --  $        --  $         --  $      5,957
Supplemental cash flow
  information:
  Income taxes paid, net         $         --  $        --  $        --  $     2,532  $     3,328  $         --  $      5,860
  Interest paid. net             $         --  $     7,943  $     3,687  $     3,107  $     8,469  $         --  $     23,206

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

14. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED):

                                                       SUCCESSOR FOR THE YEAR ENDED DECEMBER 26, 1997
                             ---------------------------------------------------------------------------------------------------
                                     CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                             -------------------------------------------------------

                                                                          EURAMAX
                               EURAMAX       AMERIMAX       EURAMAX       EUROPEAN
                             INTERNATIONAL   HOLDINGS,      EUROPEAN      HOLDINGS
                                 PLC           INC.       HOLDINGS PLC      B.V.      NON-GUARANTOR                 CONSOLIDATED
                               (PARENT)     (GUARANTOR)   (CO-OBLIGOR)  (CO-OBLIGOR)   SUBSIDIARIES   ELIMINATIONS     TOTALS
                             ------------  -------------  ------------  ------------  --------------  ------------  ------------
Cash flows from operating
  activities:
  Net earnings               $      9,796  $       2,984  $      1,293  $      5,520  $       14,430  $   (24,227)  $      9,796
  Reconciliation of net
    earnings to cash (used
    in) provided by
    operating activities:
    Depreciation and
      amortization                     --             --            --            --          11,663            --        11,663
    Provision for doubtful
      accounts                         --             --            --            --           1,858            --         1,858
    Gain on sales of assets            --             --            --            --             (2)            --           (2)
    Deferred income taxes              --          (448)            --       (2,138)           1,396            --       (1,190)
    Loss on debt
      extinguishment                   --             --            --            --           2,846            --         2,846
    Equity in (earnings)
      losses of
      subsidiaries                (9,796)        (7,416)           959       (7,974)              --        24,227            --
    Changes in operating
      assets and
      liabilities                 (1,806)          2,576           171         8,115         (5,250)            --         3,806
                             ------------  -------------  ------------  ------------  --------------  ------------  ------------
    Net cash (used in)
      provided by operating
      activities                  (1,806)        (2,304)         2,423         3,523          26,941            --        28,777
                             ------------  -------------  ------------  ------------  --------------  ------------  ------------
Cash flows from investing
  activities:
  Adjustment of purchase of
    Fabricated Products             3,487             --            --            --              --            --         3,487
  Proceeds from sales of
    assets                             --             --            --            --             289            --           289
  Proceeds from
    dispositions of
    businesses                         --             --            --            --          12,764            --        12,764
  Purchases of businesses              --             --            --            --        (78,473)            --      (78,473)
  Capital expenditures                 --             --            --            --         (7,184)            --       (7,184)
                             ------------  -------------  ------------  ------------  --------------  ------------  ------------
    Net cash (used in)
      provided by investing
      activities activities         3,487             --            --            --        (72,604)            --      (69,117)
                             ------------  -------------  ------------  ------------  --------------  ------------  ------------
Cash flows from financing
  activities:
  Changes in cash
    overdrafts                         --             --            --            --          11,470            --        11,470
  Repayment of debt                    --       (25,000)            --            --        (14,291)            --      (39,291)
  Proceeds from debt                   --             --            --            --          73,333            --        73,333
  Deferred financing fees              --             --            --            --         (1,268)            --       (1,268)
  Due to/from parent or
    affiliate                     (1,809)         27,304       (4,100)       (2,415)        (18,980)            --            --
                             ------------  -------------  ------------  ------------  --------------  ------------  ------------
    Net cash (used in)
      provided by financing
      activities activities       (1,809)          2,304       (4,100)       (2,415)          50,264            --        44,244
                             ------------  -------------  ------------  ------------  --------------  ------------  ------------
  Effect of exchange rate
    changes on cash                     4             --         1,677       (1,108)         (4,079)            --       (3,506)
                             ------------  -------------  ------------  ------------  --------------  ------------  ------------
  Net increase (decrease)
    in cash and equivalents         (124)             --            --            --             522            --           398
  Cash and equivalents at
    beginning of period               124             --            --            --          12,392            --        12,516
                             ------------  -------------  ------------  ------------  --------------  ------------  ------------
  Cash and equivalents at
    end of period            $         --  $          --  $         --  $         --  $       12,914  $         --  $     12,914
                             ------------  -------------  ------------  ------------  --------------  ------------  ------------
                             ------------  -------------  ------------  ------------  --------------  ------------  ------------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

14. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED):

                                                       SUCCESSOR FOR THE YEAR ENDED DECEMBER 26, 1997
                             ---------------------------------------------------------------------------------------------------
                                     CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                             -------------------------------------------------------
                                                                          EURAMAX
                               EURAMAX       AMERIMAX       EURAMAX       EUROPEAN
                             INTERNATIONAL   HOLDINGS,      EUROPEAN      HOLDINGS
                                 PLC           INC.       HOLDINGS PLC      B.V.      NON-GUARANTOR                 CONSOLIDATED
                               (PARENT)     (GUARANTOR)   (CO-OBLIGOR)  (CO-OBLIGOR)   SUBSIDIARIES   ELIMINATIONS     TOTALS
                             ------------  -------------  ------------  ------------  --------------  ------------  ------------
Noncash financing and
  investing activities:
  Dividends accrued on
    redeemable preference
    shares                   $      5,191  $          --  $         --  $         --  $           --  $         --  $      5,191
  Purchase of business
    financed in part with a
    note payable to seller   $         --  $          --  $         --  $         --  $          800  $         --  $        800
  Sale of business financed
    in part with a note
    receivable from
    purchaser                $         --  $          --  $         --  $         --  $          500  $         --  $        500
Supplemental cash flow
  information:
  Income taxes paid, net     $         --  $          --  $         --  $         --  $        3,165  $         --  $      3,165
  Interest paid, net         $         --  $          --  $         --  $         --  $       22,306  $         --  $     22,306

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

14. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED):

                                                   SUCCESSOR FOR THE THREE MONTHS ENDED DECEMBER 27, 1996
                             ---------------------------------------------------------------------------------------------------
                                     CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                             -------------------------------------------------------

                                                                          EURAMAX
                               EURAMAX       AMERIMAX       EURAMAX       EUROPEAN
                             INTERNATIONAL   HOLDINGS,      EUROPEAN      HOLDINGS
                                 PLC           INC.       HOLDINGS PLC      B.V.      NON-GUARANTOR                 CONSOLIDATED
                               (PARENT)     (GUARANTOR)   (CO-OBLIGOR)  (CO-OBLIGOR)   SUBSIDIARIES   ELIMINATIONS     TOTALS
                             ------------  -------------  ------------  ------------  --------------  ------------  ------------
Cash flows from operating
  activities:
  Net earnings               $      1,006  $       (603)  $        486  $        838  $        4,286  $    (5,007)  $      1,006
  Reconciliation of net
    earnings to net cash
    (used in) provided by
    operating activities:
    Depreciation and
      amortization                     --             --            --            --           2,591            --         2,591
    Provision for doubtful
      accounts                         --             --            --            --             221            --           221
    Gain on sales of assets            --             --            --            --             (7)            --           (7)
    Deferred income taxes              --             --            --            --           (761)            --         (761)
    Equity in earnings of
      subsidiaries                (1,058)        (1,543)         (958)       (1,448)              --         5,007            --
    Changes in operating
      assets and
      liabilities                 (1,216)          2,266           717           927          22,633            --        25,327
                             ------------  -------------  ------------  ------------  --------------  ------------  ------------
    Net cash (used in)
      provided by operating
      activities                  (1,268)            120           245           317          28,963            --        28,377
                             ------------  -------------  ------------  ------------  --------------  ------------  ------------
Cash flows from investing
  activities:
  Purchase of Fabricated
    Products                     (35,000)      (141,200)      (30,900)      (35,500)        (41,713)        33,100     (251,213)
  Proceeds from sales of
    assets                             --             --            --            --              92            --            92
  Capital expenditures                 --             --            --            --           (682)            --         (682)
                             ------------  -------------  ------------  ------------  --------------  ------------  ------------
    Net cash used in
      investing activities       (35,000)      (141,200)      (30,900)      (35,500)        (42,303)        33,100     (251,803)
                             ------------  -------------  ------------  ------------  --------------  ------------  ------------
Cash flows from financing
  activities:
  Proceeds from debt               80,200         44,000        23,900        30,900          56,000            --       235,000
  Proceeds from issuance of
    preference shares              34,000             --            --            --              --            --        34,000
  Proceeds from issuance of
    ordinary shares                 1,000         17,000         7,000         9,100              --      (33,100)         1,000
  Deferred financing fees         (2,935)        (3,659)         (875)       (1,131)         (1,330)            --       (9,930)
  Repayment of debt                    --       (19,000)            --            --         (6,164)            --      (25,164)
  Other                                --             --            --            --         (1,555)            --       (1,555)
  Due to/from parent or
    affiliate                    (75,873)        102,739           630       (3,686)        (23,810)            --            --
                             ------------  -------------  ------------  ------------  --------------  ------------  ------------
    Net cash provided by
      financing activities         36,392        141,080        30,655        35,183          23,141      (33,100)       233,351
                             ------------  -------------  ------------  ------------  --------------  ------------  ------------
  Effect of exchange rate
    changes on cash                    --             --            --            --           2,698            --         2,698
                             ------------  -------------  ------------  ------------  --------------  ------------  ------------
  Net increase in cash and
    equivalents                       124             --            --            --          12,499            --        12,623
  Cash and equivalents at
    beginning of period                --             --            --            --           (107)            --         (107)
                             ------------  -------------  ------------  ------------  --------------  ------------  ------------
  Cash and equivalents at
    end of period            $        124  $          --  $         --  $         --  $       12,392  $         --  $     12,516
                             ------------  -------------  ------------  ------------  --------------  ------------  ------------
                             ------------  -------------  ------------  ------------  --------------  ------------  ------------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

14. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED):

                                                   SUCCESSOR FOR THE THREE MONTHS ENDED DECEMBER 27, 1996
                             ---------------------------------------------------------------------------------------------------
                                     CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                             -------------------------------------------------------
                                                                          EURAMAX
                               EURAMAX       AMERIMAX       EURAMAX       EUROPEAN
                             INTERNATIONAL   HOLDINGS,      EUROPEAN      HOLDINGS
                                 PLC           INC.       HOLDINGS PLC      B.V.      NON-GUARANTOR                 CONSOLIDATED
                               (PARENT)     (GUARANTOR)   (CO-OBLIGOR)  (CO-OBLIGOR)   SUBSIDIARIES   ELIMINATIONS     TOTALS
                             ------------  -------------  ------------  ------------  --------------  ------------  ------------
Noncash investing and
  financing activities:
  Dividends accrued on
    redeemable preference
    shares                   $      1,191  $          --  $         --  $         --  $           --  $         --  $      1,191

Supplemental cash flow
  information:
  Foreign income taxes
    paid, net                $         --  $          --  $         --  $         --  $            3  $         --  $          3

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES

                 (THOUSANDS OF U.S. DOLLARS EXCEPT SHARE DATA)

14. SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED):

                                                                                   PREDECESSOR
                                                                    -----------------------------------------
                                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 25,
                                                                                      1996
                                                                    -----------------------------------------

                                                                     ANTICIPATED
                                                                       PARENT,
                                                                     CO-OBLIGORS    NON-GUARANTOR   COMBINED
                                                                    AND GUARANTOR    SUBSIDIARIES    TOTALS
                                                                    --------------  --------------  ---------
Cash flows from operating activities:
  Net earnings                                                      $           --  $       13,580  $  13,580
  Reconciliation of net earnings to net cash provided by operating activities:
    Depreciation and amortization                                               --           6,995      6,995
    Provision for doubtful accounts                                             --             827        827
    Gain on sales of assets                                                     --           (168)      (168)
    Deferred income taxes                                                       --           (339)      (339)
    Changes in operating assets and liabilities                                 --           (654)      (654)
                                                                    --------------  --------------  ---------
        Net cash provided by operating activities                               --          20,241     20,241
                                                                    --------------  --------------  ---------
                                                                    --------------  --------------  ---------
Cash flows from investing activities:
  Proceeds from sales of assets                                                 --             233        233
  Capital expenditures                                                          --        (11,518)   (11,518)
                                                                    --------------  --------------  ---------
        Net cash used in investing activities                                   --        (11,285)   (11,285)
                                                                    --------------  --------------  ---------
Cash flows from financing activities:
  Net change in due to former parent                                            --        (20,973)   (20,973)
                                                                    --------------  --------------  ---------
        Net cash used in financing activities                                   --        (20,973)   (20,973)
                                                                    --------------  --------------  ---------
Effect of exchange rate changes on cash                                         --           (677)      (677)
                                                                    --------------  --------------  ---------
Net decrease in cash and equivalents                                            --        (12,694)   (12,694)
Cash and equivalents at beginning of year                                       --          12,587     12,587
                                                                    --------------  --------------  ---------
Cash and equivalents at end of year                                 $           --  $        (107)  $   (107)
                                                                    --------------  --------------  ---------
                                                                    --------------  --------------  ---------

------------------------

Note: Separate columns for the Anticipated Parent, the Co-obligors and the Guarantor are not presented as there were no amounts for such entities for the periods shown.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY MANAGEMENT

The following sets forth certain information with respect to the persons who are members of the Board of Directors, Executive Officers and key management of the Company and its subsidiaries.

NAME                               AGE                     POSITION
-----------------------------      ---      ---------------------------------------

J. David Smith                         49   Chief Executive Officer, President and
                                            Director

Frank T. Geist                         53   Executive Vice President

R. Scott Vansant                       36   Vice President, Secretary and Chief
                                            Financial Officer

Mitchell B. Lewis                      36   Group Vice President and Corporate
                                            Business Development Director

Scott R. Anderson                      36   President, Amerimax Building Products,
                                            Inc.

Neil E. Bashore                        49   President, General Manager--Amerimax
                                            Home Products, Inc.

Jo Cuypers                             58   Managing Director--Euramax Coated
                                            Products B.V.

Roger A. Walters                       57   Managing Director--Euramax Coated
                                            Products Limited

David C. Pugh                          49   Managing Director--Ellbee Limited

Russell H. Henk                        65   President, General Manager--Fabral,
                                            Inc.

Stuart M. Wallis                       53   Director, Non-executive Chairman

Joseph M. Silvestri                    37   Director

Richard M. Cashin                      45   Director

William Ty Comfort                     32   Director

Rolly van Rappard                      38   Director

Paul E. Drack                          70   Director

J. DAVID SMITH has been President of Amerimax Fabricated Products ("AFP") since 1990 and was appointed a Vice President of Alumax in 1994. Mr. Smith became Chief Executive Officer, President and a director of the Company in September 1996. Mr. Smith's career in the fabricated products industry spans twenty-six years, starting with various operational responsibilities with Howmet Aluminum Corp. ("Howmet Aluminum"). In 1983, Mr. Smith joined Alumax as General Manager of the Building Specialties Division and became President of Alumax Home and Specialty Products Group in 1988.

FRANK T. GEIST became Executive Vice President of the Company in September 1996 and has been Group Vice President of AFP since 1993. Prior to 1993, Mr. Geist served as Vice President, General Manager of

Amerimax Home Products, Inc. Mr. Geist's career in the fabricated products industry began twenty-six years ago with various operational responsibilities with Howmet Aluminum.

R. SCOTT VANSANT became Chief Financial Officer of the Company in July 1998 and Vice President and Secretary in September 1996. He joined Alumax in 1991. From 1995 to 1996, Mr. Vansant served as Director of Internal Audit for Alumax. Mr. Vansant also served in various operational positions with Alumax Building Products, Inc., including serving as Controller of the division from 1993 to 1995. Prior to 1991, Mr. Vansant worked as a Certified Public Accountant for Ernst & Young L.L.P.

MITCHELL B. LEWIS became Corporate Development Director in June 1998 and has been Group Vice President of Amerimax Building Products, Inc. and Fabral, Inc. since 1997. Prior to being appointed Group Vice President, he was President and General Manager of Amerimax Building Products, Inc. from 1993 to 1997 and Assistant General Manager of Amerimax Building Products, Inc. from 1991 to 1993. Prior to 1991, Mr. Lewis served as corporate counsel with Alumax, and, prior to joining Alumax, he practiced law, specializing in mergers and acquisitions.

SCOTT R. ANDERSON became President of Amerimax Building Products, Inc. in October 1998. Mr. Anderson has served in various financial and operational roles since joining the Company in 1987, including Operations Manager (1997 to 1998) and Controller (1995 to 1997) of Amerimax Building Products, Inc.

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

ROGER A. WALTERS has been Managing Director of Euramax Coated Products Limited since 1983. Prior to 1983, Mr. Walters held various technical and managerial positions with Alcan, Inc. Mr. Walters has served on various trade associations and is currently the Chairman of the Statistics Group for the European Coil Coaters Association.

DAVID C. PUGH has been Managing Director of Ellbee Limited since 1996. Prior to the Acquisition, Mr. Pugh held several positions with Alumax, including Sales Director and Production Director of Ellbee Limited.

RUSSELL H. HENK was Director of Manufacturing of Fabral, Inc. from 1990 to 1998, at which time he became President. Since joining Fabral, Inc. in 1972, Mr. Henk served in various operational positions including Director of Engineering and Marketing from 1985 to 1990 and Director of Sales and Marketing from 1979 to 1985.

STUART M. WALLIS became a director of the Company and non-executive chairman of the Board of Directors in February, 1997. Mr. Wallis served as Chief Executive for Fisons plc from 1994 to 1995. From 1989 to 1995, Mr. Wallis served as Chief Executive in Europe for Bowater plc.

JOSEPH M. SILVESTRI has been a director of the Company since its inception. Mr. Silvestri has been employed by Citicorp Venture Capital, Ltd. since 1990 and has been a Vice President since 1995. Mr. Silvestri is a director of GNI Group, ISG Resources, Glenoit Mills and Triumph Group.

RICHARD M. CASHIN became a director of the Company upon consummation of the Transactions. Mr. Cashin has been employed by Citicorp Venture Capital, Ltd. since 1980 and has been a Managing Director since 1991. Mr. Cashin is a director of Levitz Furniture Incorporated, Lifestyle Furnishings International, and Titan Wheel International Inc.

WILLIAM TY COMFORT became a director of the Company upon consummation of the Transactions. Mr. Comfort has been employed by CVC Capital Partners, Ltd. since 1995, and is currently an Assistant Director.

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

See "Item 13. Certain Relationships and Related Transactions--Shareholders Agreement and Articles of Association" below for more information on agreements regarding election of directors. Mr. van Rappard and Mr. Comfort are nominees of CVC European Equity Partners, L.P. Mr. Cashin and Mr. Silvestri are nominees of Citicorp Venture Capital, Ltd.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation earned by Company's executive officers who earned $100,000 or more during the year ended December 25, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                   ANNUAL
                                                              COMPENSATION(1)        ALL OTHER
                                                           ----------------------  COMPENSATION
NAME AND PRINCIPAL POSITION                       YEAR       SALARY      BONUS          (2)
----------------------------------------------  ---------  ----------  ----------  -------------

J. David Smith,                                      1998  $  262,500  $  162,247    $  67,276
  Chief Executive Officer, President and             1997     221,500     171,581       52,643
  Director                                           1996     174,855      93,840       11,696

Frank T. Geist,                                      1998     189,000      94,465       51,917
  Executive Vice President                           1997     169,250     106,836       37,193
                                                     1996     137,436      65,563        8,756

Mitchell B. Lewis,                                   1998     162,500      83,735       10,694
  Group Vice President and Corporate Business        1997     145,000      75,999        6,788
  Development Director

R. Scott Vansant,                                    1998     130,000      64,880        9,574
  Vice President, Secretary and Chief                1997     117,500      74,462        5,527
  Financial Officer

------------------------

(1) Excludes certain perquisites received which do not exceed the lessor of $50,000 or ten percent of any named executive officer's salary and bonus.

(2) Other compensation for 1998 consists of the Company's matching contributions to 401(k) plans, term life insurance and amounts earned for the defined contribution plan and the Supplemental Executive Retirement Plan ("SERP") as follows: J. David Smith earned $5,000 for 401K matching contributions, $6,480 for term life insurance, $8,008 for the defined contribution plan and $47,788 for the SERP; Frank T. Geist earned $5,000 for 401K matching contributions, $6,370 for term life insurance, $10,680 for the defined contribution plan and $29,867 for the SERP; Mitchell B. Lewis earned $5,000 for 401K contributions, $363 for term life insurance and $5,331 for the defined contribution plan; R. Scott

    Vansant earned $5,000 for 401K matching contributions, $277 for term life insurance and $4,297 for the defined contribution plan.

The Company has not granted any options or stock appreciation rights.

RETIREMENT PLANS

See Note 9 to the Consolidated Financial Statements for a description of the Company's retirement plans. Additionally, the Company has adopted an unfunded supplemental executive retirement plan (the "SERP") for Mr. Smith and Mr. Geist which is designed to supplement benefits payable under other plans of the Company. The participants may elect to receive benefits in the form of a lump sum, which is the value equivalent of a life annuity, or a life annuity. The life annuity, paid annually, is $110,000 for Mr. Smith and $45,000 for Mr. Geist upon retirement at age 62. Annual benefits payable under the SERP are reduced for participants retiring before age 62. A participant's benefits under the SERP are not vested until the earlier of the date the executive attains age 52, dies, becomes totally and permanently disabled, or the occurrence of a change in control. If the employment of Mr. Smith or Mr. Geist with the Company terminates, for any reason, before his benefits have vested, Messrs. Smith and Geist will not be entitled to any benefits under the SERP.

Effective January 1, 1999, Messrs. Smith, Geist, Lewis and Vansant were granted phantom stock awards under the Company's 1999 Phantom Stock Plan. Each award is equal to 4% of the equity value of the Company, as defined by the Plan, divided by 40,000. The award entitles the participants to receive compensation based on the change in the equity value of the Company between the January 1, 1999, the grant date, until, at the latest, January 1, 2004. The awards become fully vested on the earlier of a change in control; a listing; the death, disability or retirement of the participant; or December 31, 2003. The compensation will be paid out in four equal payments during the first quarter of 2004 through 2007, unless there is a change in control; a listing; or the death, disability or retirement of the participant; in which case the compensation will be paid out sooner.

COMPENSATION OF DIRECTORS

Directors who are not executive officers of the Company are entitled to an annual fee of $15,000. Directors are reimbursed for out-of-pocket expenses incurred in connection with attending meetings. In 1998, the Company paid approximately $30,000 in directors' fees.

EMPLOYMENT AGREEMENTS

Mr. Smith is party to an employment agreement with the Company which expires on September 25, 1999. The agreement provides for a minimum annual salary of $300,000 and bonuses based on the achievement of certain operating income and return on asset targets established by the Board of Directors of the Company in consultation with Mr. Smith. Subject to certain exceptions, in the event Mr. Smith is terminated by the Company (other than for cause), Mr. Smith will be entitled to receive his annual salary for a period of twenty-four months following the date of such termination.

Mr. Geist is party to an employment agreement with the Company which expires on September 25, 1999. The agreement provides for a minimum annual salary of $210,000 and bonuses based on the achievement of certain operating income and return on asset targets established by the Board of Directors of the Company in consultation with Mr. Geist. Subject to certain exceptions, in the event Mr. Geist is terminated by the Company (other than for cause), Mr. Geist will be entitled to receive his annual salary for a period of twenty-four months following the date of such termination.

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

DESCRIPTION OF PREFERENCE SHARES

As part of the Transactions, the Company issued the equivalent of 34,000,000 redeemable preference shares for a purchase price of $34.0 million (the "Liquidation Value") to the Investor Group, the Management Investors and an affiliate of Paribas. Dividends accrue on the preference shares at a rate of 14% per annum and accumulate and compound on a quarterly basis. See Note 6 to Consolidated Financial Statements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth certain information regarding the beneficial ownership of the Ordinary Shares and the Preference Shares by (i) each person who is known to the Company to be the beneficial owner of more than 5% of either class, (ii) each director, (iii) each named executive officer of the Company, and (iv) all executive officers and directors of the Company as a group. Except as set forth below, the stockholders listed below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

                                                                                    NUMBER OF
                                              NUMBER OF        PERCENTAGE OF        PREFERENCE        PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER       ORDINARY SHARES    ORDINARY SHARES         SHARES        PREFERENCE SHARES
-----------------------------------------  ---------------  -------------------  ----------------  -------------------

Citicorp Venture Capital, Ltd.                   296,330              29.6%          11,307,189              33.3%
  399 Park Avenue, 14(th) Floor
  New York, NY 10043

CVC European Equity Partners, L.P.               346,697              34.7%          13,204,710              38.8%
  Hudson House
  8-10 Tavistock Street
  London WCZE 7PP
  United Kingdom

Banque Paribas                                    86,320               8.6%           3,287,680               9.7%
  787 7th Avenue
  New York, NY 10019

J. David Smith                                    22,800               2.3%             167,200                 *
  5731 Mt. Repose Lane
  Norcross, GA 30092

Frank T. Geist                                    14,400               1.4%             105,600                 *
  6005 State Bridge Rd., #517
  Duluth, GA 30136

Mitchell B. Lewis                                 16,800               1.7%             123,200                 *
  10245 Brier Mill Ct.
  Alpharetta, GA 30022

R. Scott Vansant                                   7,200                 *               52,800                 *
  150 Brightmore Way
  Alpharetta, GA 30005

Joseph M. Silvestri                                1,300(1)              *               48,700                 *

Richard M. Cashin                                 10,976(1)            1.1%             411,291               1.2%

William Ty Comfort                                    --(2)              *                   --                 *

Rolly van Rappard                                     --(2)              *                   --                 *

Paul E. Drack                                      1,600                 *               48,400                 *

Stuart M. Wallis                                  20,000               2.0%             230,000                 *

Executive Officers and Directors as a            115,200              11.5%             844,800               2.5%
  Group (15 persons)

------------------------

*   Less than 1%

(1) Excludes the ownership interests of Messrs. Silvestri and Cashin in Citicorp Venture Capital, Ltd.

(2) Excludes the ownership interests of Messrs. Comfort and van Rappard in CVC European Equity Partners, L.P.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SHAREHOLDERS AGREEMENT AND ARTICLES OF ASSOCIATION

On the Closing Date, the Company, the Investor Group, the Management Investors and an affiliate of Paribas entered into a shareholders agreement (the "Shareholders Agreement") which contains certain agreements among such parties with respect to the equity interests and corporate governance of the Company. The Board of Directors of the Company is comprised of seven members. The partners of ACP and CVC Europe have the right to appoint two directors. J. David Smith is to be re-appointed a director for as long as he is Chief Executive Officer of the Company. Pursuant to the Shareholders Agreement and the Articles of Association of the Company, the disposition of ordinary shares and preference shares is restricted. The Shareholders Agreement and the Articles of Association also contain certain participation rights, approval rights and rights of first refusal exercisable by the partners of ACP and CVC Europe in the event of certain sales or proposed sales of equity interests by the other.

REGISTRATION RIGHTS AGREEMENT

On the Closing Date of the Acquisition, September 25, 1996, the Company entered into a registration rights agreement (the "Registration Agreement") with certain of the Company's existing shareholders. Pursuant to the terms of the Registration Agreement, such shareholders have the right to require the Company, at the Company's sole cost and expense and subject to certain limitations, to register under the Securities Act or list on any internationally recognized stock exchange all or part of the Ordinary Shares held by such shareholders (the "Registrable Securities"). All such shareholders will be entitled to participate in all registrations by the Company or other shareholders, subject to certain limitations. In connection with all such registrations, the Company has agreed to indemnify all holders of Registrable Securities against certain liabilities, including liabilities under the Securities Act and other applicable state or foreign securities laws. Registrations pursuant to the Registration Agreement will be made, if applicable, on the appropriate registration form and may be underwritten registrations.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Euramax International plc and its subsidiaries are included in Part II, Item 8.

           Report of Independent Accountants

           Consolidated Statements of Earnings for the years ended December 25, 1998 and December 26, 1997, the three months ended December 27, 1996 (successor periods), and the nine months ended September 25, 1996 (predecessor period).

           Consolidated Balance Sheets at December 25, 1998 and December 26,
           1997

           Consolidated Statements of Changes in Equity for the years ended December 25, 1998 and December 26, 1997, the three months ended December 27, 1996 (successor periods), and the nine months ended September 25, 1996 (predecessor period).

           Consolidated Statements of Cash Flows for the years ended December 25, 1998 and December 26, 1997, the three months ended December 27, 1996 (successor periods), and the nine months ended September 25, 1996 (predecessor period).

           Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedule

           Schedule II--Valuation and Qualifying Accounts

(b) The Company filed no reports on Form 8-K for the quarter ended December 25, 1998.

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

    10.24  Amended and Restated Credit Agreement, dated as of July 16, 1997, by and among
           Amerimax Fabricated Products, Euramax Holdings Limited, Euramax Europe B.V, Euramax
           Netherlands B.V., as Borrowers; Euramax International plc, Amerimax Holdings, Inc.,
           Euramax European Holdings plc, Euramax European Holdings B.V., Euramax Europe
           Limited and certain of their operating subsidiaries, as other Loan Parties; Banque
           Paribas, as Agent, as a Lender and as the Issuer; and the other lenders named therein. (Incorporated by Reference to Exhibit 10.1 of the Registrant's Form 10-Q
           for the quarter ended June 28, 1997.)

    10.25  Amendment to Credit Agreement, dated as of December 18, 1997, by and among Amerimax
           Fabricated Products, Euramax Holdings Limited, Euramax Europe B.V., Euramax
           Netherlands B.V., as Borrowers; Euramax International plc, Amerimax Holdings, Inc.,
           Euramax European Holdings plc, Euramax European Holdings B.V., Euramax Europe
           Limited and certain of their operating subsidiaries, as other Loan Parties; Banque
           Paribas, as Agent, as a Lender and as the Issuer; and the other lenders named therein. (Incorporated by reference to Exhibit 10.25 of the Registrant's Form 10-K for the year ended December 26, 1997.)

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

Dated: March 15, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Euramax International plc and in the capacities and on the dated indicated.

               SIGNATURE                            TITLE                    DATE
---------------------------------------  ---------------------------  -------------------

By:            /s/ J. DAVID SMITH        Chief Executive Officer,       March 15, 1999
         ------------------------------    President and Director
                 J. David Smith

By:           /s/ R. SCOTT VANSANT       V.P., Secretary and Chief      March 15, 1999
         ------------------------------    Financial Officer
                R. Scott Vansant

By:           /s/ STUART M. WALLIS       Director                       March 15, 1999
         ------------------------------
                Stuart M. Wallis

By:          /s/ RICHARD M. CASHIN       Director                       March 15, 1999
         ------------------------------
               Richard M. Cashin

By:         /s/ JOSEPH M. SILVESTRI      Director                       March 15, 1999
         ------------------------------
              Joseph M. Silvestri

By:          /s/ WILLIAM TY COMFORT      Director                       March 15, 1999
         ------------------------------
               William Ty Comfort

By:          /s/ ROLLY VAN RAPPARD       Director                       March 15, 1999
         ------------------------------
               Rolly Van Rappard

By:            /s/ PAUL E. DRACK         Director                       March 15, 1999
         ------------------------------
                 Paul E. Drack

                                  SCHEDULE II

EURAMAX INTERNATIONAL PLC
Valuation and Qualifying Accounts

THOUSANDS OF U.S. DOLLARS

                                                                                          CHARGED TO
                                                               BALANCE AT   CHARGED TO       OTHER                     BALANCE
                                                                BEGINNING    COSTS AND     ACCOUNTS     DEDUCTIONS     AT END
                  DESCRIPTION                    CLASSIFICATION  OF PERIOD   EXPENSES         (1)           (2)       OF PERIOD
-----------------------------------------------  ------------  -----------  -----------  -------------  -----------  -----------
For the year ended December 25, 1998...........     A/R, net    ($  3,494)   ($    697)    ($     32)    $     614    ($  3,609)
Allowance for doubtful accounts

For the year ended December 26, 1997...........     A/R, net    ($  3,404)   ($  1,489)    $      94     $   1,305    ($  3,494)
Allowance for doubtful accounts

For the three months ended
  December 27, 1996
Allowance for doubtful accounts................     A/R, net    ($  3,062)   ($    221)    ($    143)    $      22    ($  3,404)

For the nine months ended
  September 25, 1996...........................     A/R, net    ($  2,582)   ($    827)    ($     44)    $     391    ($  3,062)
Allowance for doubtful accounts

------------------------

Note:

(1) Changes due to foreign currency translation adjustment.

(2) Write-off of bad debts, net of recoveries.