Form 10-Q
period 1999-03-27
EURAMAX INTERNATIONAL PLC
filed 1999-04-26
CIK 1026743

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/  X  /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended        March 27, 1999
                                        -------------------------------

                                                     OR

/     /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from               to
                                       --------------   -------
         Commission file number     333-05978

                           EURAMAX INTERNATIONAL PLC
             (Exact name of registrant as specified in its charter)

             ENGLAND AND WALES                           98-1066997
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

     5445 TRIANGLE PARKWAY, SUITE 350,
             NORCROSS, GEORGIA                              30092
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

                                  /  X  / Yes  /     / No

As of April 26, 1999, Registrant had outstanding 1,000,000 Ordinary Shares and 34,000,000 Preference Shares.

                                  Page 1 of 22
                        Exhibit Index located on page 20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           (THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)

                                                                                    QUARTER ENDED         QUARTER ENDED
                                                                                      MARCH 27,             MARCH 28,
                                                                                         1999                  1998
                                                                                  -------------------   -------------------

Net sales                                                                                $   132,387        $      143,089

Costs and expenses:
     Cost of goods sold                                                                      107,790               119,417
     Selling and general                                                                      13,172                12,079
     Depreciation and amortization                                                             3,390                 3,054
                                                                                  -------------------   -------------------
        Earnings from operations                                                               8,035                 8,539

Interest expense, net                                                                        (5,258)               (6,060)
Other expenses, net                                                                            (579)                  (41)
                                                                                  -------------------   -------------------
        Earnings before income taxes                                                           2,198                 2,438
Provision for income taxes                                                                       960                 1,019
                                                                                  -------------------   -------------------
        Net earnings                                                                           1,238                 1,419
Dividends on redeemable preference shares                                                      1,622                 1,413
                                                                                  -------------------   -------------------
Net earnings (loss) available for ordinary shareholders                                   $    (384)        $            6
                                                                                  -------------------   -------------------
                                                                                  -------------------   -------------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)


                                                                                    MARCH 27,   DECEMBER 25,
                                                                                      1999         1998
                                                                                  -----------   -----------
                                                          ASSETS
Current assets:
     Cash and cash equivalents                                                     $  23,332     $  19,044
     Accounts receivable, net                                                         82,575        81,845
     Inventories                                                                      81,129        74,735
     Other current assets                                                              4,726         4,585
                                                                                   ---------     ---------
          Total current assets                                                       191,762       180,209
Property, plant and equipment, net                                                   114,345       117,080
Goodwill, net                                                                         74,677        76,047
Deferred income taxes                                                                  8,581         8,588
Other assets                                                                           7,246         6,725
                                                                                   ---------     ---------
                                                                                   $ 396,611     $ 388,649
                                                                                   ---------     ---------
                                                                                   ---------     ---------
                                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Cash overdrafts                                                               $   2,192      $  1,513
     Accounts payable                                                                 59,845        51,862
     Accrued expenses and other current liabilities                                   30,615        29,094
     Current maturities of long-term debt                                             17,107         9,182
                                                                                   ---------     ---------
          Total current liabilities                                                  109,759        91,651
Long-term debt, less current maturities                                              205,286       208,496
Other liabilities                                                                     10,558        13,100
Deferred income taxes                                                                 16,031        19,398
                                                                                   ---------     ---------
          Total liabilities                                                          341,634       332,645
                                                                                   ---------     ---------
Redeemable preference shares                                                          47,961        46,339
                                                                                   ---------     ---------
Ordinary shareholders' equity:
     Ordinary shares                                                                   1,000         1,000
     Retained earnings                                                                10,963        11,347
     Accumulated other comprehensive loss                                             (4,947)       (2,682)
                                                                                   ---------     ---------
             Total ordinary shareholders' equity                                       7,016         9,665
                                                                                   ---------     ---------
                                                                                   ---------     ---------
                                                                                   $ 396,611     $ 388,649
                                                                                   ---------     ---------
                                                                                   ---------     ---------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)


                                                                    QUARTER ENDED     QUARTER ENDED
                                                                      MARCH 27,          MARCH 28,
                                                                        1999               1998
                                                                    -------------     ------------
Net cash used in operating activities                                 $   (719)          $ (3,490)
                                                                      --------           --------
Cash flows from investing activities:
       Purchase of business                                             (2,769)              --
       Proceeds from sale of assets                                        558                 50
       Capital expenditures                                             (2,419)            (2,951)
                                                                      --------           --------
            Net cash used in investing activities                       (4,630)            (2,901)
                                                                      --------           --------
Cash flows from financing activities:
       Repayment of long-term debt                                      (3,727)            (4,547)
       Proceeds from long-term debt                                      9,000             10,569
       Other                                                               680               --
                                                                      --------           --------
            Net cash provided by financing activities                    5,953              6,022
                                                                      --------           --------
Effect of exchange rate changes on cash                                  3,684              1,104
                                                                      --------           --------
Net increase in cash and equivalents                                     4,288                735
Cash and equivalents at beginning of period                             19,044             12,914
                                                                      --------           --------
                                                                      --------           --------
Cash and equivalents at end of period                                 $ 23,332           $ 13,649
                                                                      --------           --------
                                                                      --------           --------
Non-cash investing and financing activities:
        Payable for certain non-compete agreements associated with
            purchase of business                                      $    500           $   --
                                                                      --------           --------
                                                                      --------           --------
        Dividends on redeemable preference shares                     $  1,622           $  1,413
                                                                      --------           --------
                                                                      --------           --------


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

The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of the management of the Company, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Management believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These Condensed Consolidated Financial Statements should be read in conjunction with the year-end consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 25, 1998. Operating results for the period ended March 27, 1999, are not necessarily indicative of future results that may be expected for the year ending December 31, 1999.

On February 5, 1999, the Company's wholly owned subsidiary, Amerimax Home Products, Inc., purchased certain assets related to the building materials business of Unimet Manufacturing, Inc. ("Unimet") for approximately $3.3 million, including transaction expenses of approximately $135.0 thousand. As of March 27, 1999, approximately $2.8 million was paid in cash. The remaining purchase price of $500.0 thousand, representing consideration for certain non-compete agreements, will be paid in equal installments over the next five years. The pro forma operating results of the Company for the quarter ended March 27, 1999, assuming Unimet was purchased on January 1, 1999, would not have been materially different from the results presented in these Condensed Consolidated Financial Statements.

Certain 1998 amounts have been reclassified to conform to current year presentation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

For information regarding significant accounting policies, see Note 2 to the Consolidated Financial Statements of the Company for the year ended December 25, 1998, set forth in the Company's Annual Report on Form 10-K.

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


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

The ineffective portion of all hedges will be recognized in current-period earnings. Management is currently reviewing the provisions of SFAS No. 133 and does not believe that the Company's financial statements will be materially impacted by the adoption.

3.  INVENTORIES:

Inventories were comprised of:

                                               MARCH 27,     DECEMBER 25,
                                                  1999           1998
                                               ---------     ------------
Raw materials                                   $59,457          $ 53,247
Work in process                                   9,429            10,172
Finished products                                12,243            11,316
                                               ---------     ------------
                                                $81,129          $ 74,735
                                               ---------     ------------
                                               ---------     ------------

4. LONG-TERM OBLIGATIONS:

In addition to scheduled current maturities of $7.8 million, the Company has classified $9.3 million as current maturities of long-term debt, because it has the ability and intent to currently pay its Term Loans under the Dutch Guilder facility. Effective April 6, 1999, the Company amended its Credit Agreement to, among other items, allow for the prepayment of the Term Loans under the Dutch Guilder facility and to permanently waive the 1998 Excess Cash Flow Provision.

For detailed information regarding the Company's long-term obligations, see Note 5 to the Consolidated Financial Statements of the Company for the year ended December 25, 1998, set forth in the Company's Annual Report on Form 10-K.

5. COMMITMENTS AND CONTINGENCIES:

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

The Company has been named as a defendant in lawsuits or as a potentially responsible party in state and Federal administrative and judicial proceedings seeking contribution for costs associated with the investigation, analysis, correction and remediation of environmental conditions at various hazardous waste disposal sites. The

                  EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         (THOUSANDS OF U.S. DOLLARS)
                                 (UNAUDITED)


5. COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

6. COMPREHENSIVE INCOME:

For the quarters ended March 27, 1999 and March 28, 1998, comprehensive income
(loss) was approximately $(1.0) million and $1.3 million, respectively. Other comprehensive income refers to revenue, expenses, gains and losses that are reflected in stockholders' equity but excluded from net earnings. For the Company, the components of other comprehensive income are principally foreign currency translation adjustments and minimum pension liability adjustments. Other comprehensive income (loss), net of tax, was approximately $(2.3) million and $(164.0) thousand, respectively.

                  EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         (THOUSANDS OF U.S. DOLLARS)
                                 (UNAUDITED)


SEGMENT INFORMATION:

For detailed information regarding the Company's reportable segments, see Note 13 to the Consolidated Financial Statements of the Company for the year ended December 25, 1998, set forth in the Company's Annual Report on Form 10-K.

The table below presents information about reported segments for the quarters ended March 27, 1999 and March 28, 1998.

                                                   EUROPEAN               U.S.               EUROPEAN
                                                 ROLL COATING         FABRICATION          FABRICATION           TOTAL
                                              -------------------  -------------------  ------------------- -----------------
THREE MONTHS ENDED MARCH 27, 1999
Sales                                              $ 36,076              $ 95,922              $ 16,119          $148,117
EBITDA                                                4,893                 5,515                 1,759            12,167

THREE MONTHS ENDED MARCH 28, 1998
Sales                                              $ 44,353              $ 99,100              $ 17,671          $161,124
EBITDA                                                6,698                 3,852                 2,139            12,689


A reconciliation of total segment sales to total consolidated sales and of total segment EBITDA to total consolidated earnings before income taxes, for the quarters ended March 27, 1999 and March 28, 1998, is as follows:

                                                                              QUARTER ENDED  QUARTER ENDED
                                                                                MARCH 27,       MARCH 28,
                                                                                  1999            1998
                                                                              ------------   -------------
SALES
Total segment sales                                                              $ 148,117       $ 161,124
Eliminations                                                                       (15,730)        (18,035)
                                                                              ------------   -------------
   Consolidated net sales                                                        $ 132,387       $ 143,089
                                                                              ------------   -------------
                                                                              ------------   -------------
EBITDA
Total EBITDA for reportable segments                                             $  12,167       $  12,689
Expenses that are not segment specific                                              (1,321)         (1,137)
Depreciation and amortization                                                       (3,390)         (3,054)
Interest expense, net                                                               (5,258)         (6,060)
                                                                              ------------   -------------
   Consolidated earnings before income taxes                                     $   2,198       $   2,438
                                                                              ------------   -------------
                                                                              ------------   -------------


                  EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         (THOUSANDS OF U.S. DOLLARS)
                                 (UNAUDITED)


7.   SEGMENT INFORMATION (CONTINUED):

The following table reflects revenues from external customers by groups of similar products for the quarters ended March 27, 1999 and March 28, 1998:

                                                                                           QUARTER ENDED      QUARTER ENDED
                                                                                             MARCH 27,          MARCH 28,
    CUSTOMERS/MARKETS                          PRIMARY PRODUCTS                                 1999               1998
---------------------------   ----------------------------------------------------        -----------------  -----------------
Original Equipment            Painted aluminum sheet and coil; fabricated
Manufacturers ("OEMs")          painted aluminum, laminated and fiberglass
                                panels; RV doors, windows and roofing; and
                                composite building panels                                       $   67,252         $   74,550

Rural Contractors             Steel and aluminum roofing and siding                                 22,771             23,467

Home Centers                  Raincarrying systems, roofing accessories,
                                windows, doors, and shower enclosures                               15,754             17,743

Manufactured Housing          Steel siding and trim components                                      11,650             13,307

Distributors                  Metal coils, raincarrying systems and roofing
                                accessories                                                          4,898              5,437

Industrial and                Standing seam panels and siding and roofing
Architectural Contractors       accessories                                                          4,369              5,008

Home                          Vinyl replacement windows; metal roofing and
Improvement                     insulated roofing panels; shower, patio and
Contractors                     entrance doors; and awnings                                          5,693              3,577
                                                                                          -----------------  -----------------
                                                                                                $  132,387         $  143,089
                                                                                          -----------------  -----------------
                                                                                          -----------------  -----------------

8. SUBSEQUENT EVENT:

On April 23, 1999, the Company completed an acquisition of all of the outstanding shares of Color Clad plc, a U.K. corporation. Color Clad is a producer of aluminum exterior walls and roofs sold primarily to U.K. producers of recreational vehicles (caravans). The acquisition is expected to augment the Company's leading position as a supplier of such products in Western Europe. The purchase price and pro forma effects of the transaction are not material to the Company's financial position or results of operation.

                  EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         (THOUSANDS OF U.S. DOLLARS)
                                 (UNAUDITED)


9.   SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS:

On September 25, 1996, Euramax purchased the Company from Alumax Inc. The acquisition was financed, in part, through Senior Subordinated Notes due 2006 (the "Notes"). The Notes are primary obligations of Euramax (the "Parent"). The United Kingdom and The Netherlands holding company subsidiaries of Euramax are co-obligors under the Notes (the "Co-obligors"). The United States holding company subsidiary of Euramax (the "Guarantor") has provided a full and unconditional guarantee of the Notes. The following Supplemental Condensed Combined Financial Statements as of March 27, 1999 and March 28, 1998, reflect the financial position and results of operations of each of the Parent, the Co-Obligors and Guarantor entities, and such combined information of the Non-Guarantor Subsidiaries. The Co-obligors and the Guarantor are wholly-owned subsidiaries of Euramax and are each jointly, severally, fully, and unconditionally liable under the Notes. Separate complete financial statements of each Co-obligor and of the Guarantor are not presented because management has determined that they are not material to investors.

                                                                        QUARTER ENDED MARCH 27, 1999
                                    ----------------------------------------------------------------------------------------------
                                              CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                    ------------------------------------------------------
                                       EURAMAX     AMERIMAX       EURAMAX      EURAMAX
                                    INTERNATIONAL  HOLDINGS,      EUROPEAN     EUROPEAN       NON-
                                         PLC         INC.       HOLDINGS PLC  HOLDINGS B.V. GUARANTOR                 CONSOLIDATED
                                       (PARENT)   (GUARANTOR)   (CO-OBLIGOR) (CO-OBLIGOR)  SUBSIDIARIES  ELIMINATIONS    TOTALS
                                     ------------ ------------  ------------ ------------- ------------ ------------- ------------
Net Sales                             $     --    $      --     $      --    $       --     $ 132,387     $     --     $ 132,387

Cost and expenses:
 Cost of goods sold                         --           --            --            --       107,790           --       107,790
 Selling and general                       739           --            --             1        12,432           --        13,172
 Depreciation and amortization              --           --            --            --         3,390           --         3,390
                                      ---------   ---------     ---------     ---------     ---------     ---------    ---------

 Earnings (loss) from operations          (739)          --            --            (1)        8,775           --         8,035

Equity in earnings of subsidiaries       1,744          666           702         3,024            --       (6,136)           --
Interest expense, net                       --         (457)         (124)          (15)       (4,662)          --        (5,258)
Other income (expense), net                 --           --          (848)       (2,953)        3,222           --          (579)
                                      ---------   ---------     ---------     ---------     ---------     ---------    ----------

 Earnings (loss) before income taxes     1,005          209          (270)           55         7,335       (6,136)        2,198


Provision (benefit) for income taxes      (233)        (178)         (319)       (1,212)        2,902           --           960
                                      ---------   ---------     ---------     ---------     ---------     ---------    ----------

Net earnings                             1,238          387            49         1,267         4,433       (6,136)        1,238

Dividends on redeemable preference
 shares                                  1,622           --            --            --            --           --         1,622
                                      ---------   ---------     ---------     ---------     ---------     ---------    ----------
Net earnings (loss) available for
ordinary  shareholders                $   (384)   $     387       $    49     $   1,267     $   4,433     $ (6,136)     $    (384)
                                      ---------   ---------     ---------     ---------     ---------     ---------     ----------
                                      ---------   ---------     ---------     ---------     ---------     ---------     ----------

                  EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         (THOUSANDS OF U.S. DOLLARS)
                                 (UNAUDITED)


9. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED):

                                                                       QUARTER ENDED MARCH 28, 1998
                                    ----------------------------------------------------------------------------------------------
                                              CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                    ------------------------------------------------------
                                       EURAMAX     AMERIMAX       EURAMAX      EURAMAX
                                    INTERNATIONAL  HOLDINGS,      EUROPEAN     EUROPEAN
                                         PLC         INC.       HOLDINGS PLC HOLDINGS B.V. NON-GUARANTOR              CONSOLIDATED
                                       (PARENT)   (GUARANTOR)   (CO-OBLIGOR) (CO-OBLIGOR)  SUBSIDIARIES  ELIMINATIONS    TOTALS
                                    ------------- ------------  ------------ ------------- ------------ ------------- ------------
Net Sales                           $      -      $      -      $      -      $       -    $  143,089    $       -    $  143,089

Cost and expenses:
 Cost of goods sold                        -             -             -              -       119,417            -       119,417
 Selling and general                      23             -             -              -        12,056            -        12,079
 Depreciation and amortization             -             -             -              -         3,054            -         3,054
                                    ---------     ---------     ---------     ---------    -----------   ----------    -----------
 Earnings (loss) from operations         (23)            -             -              -         8,562            -         8,539
Equity in earnings of subsidiaries     1,442        (1,605)        1,133          3,069             -       (4,039)             -
Interest expense, net                      -          (583)         (177)            (6)       (5,294)           -        (6,060)
Other income (expense), net                -             -            74         (1,116)        1,001            -           (41)
                                    ---------     ---------     ---------     ----------   -----------   ----------    -----------
 Earnings (loss) before income
  taxes                                1,419        (2,188)        1,030          1,947         4,269       (4,039)        2,438

Provision (benefit) for income
 taxes                                     -          (228)         (31)           (394)        1,672            -         1,019
                                    ---------     ---------     ---------     ----------   -----------   ----------    -----------

Net earnings (loss)                    1,419        (1,960)       1,061           2,341         2,597       (4,039)        1,419

Dividends on redeemable preference
         shares                        1,413             -            -              -             -             -         1,413
                                    ---------     ---------     --------      ---------    ----------    ----------    -----------
Net earnings (loss) available for
ordinary shareholders               $      6      $ (1,960)     $ 1,061       $  2,341     $   2,597     $  (4,039)     $      6


                  EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         (THOUSANDS OF U.S. DOLLARS)
                                 (UNAUDITED)



9. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED):

                                                                           MARCH 27, 1999
                                    --------------------------------------------------------------------------------------
                                              CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                    ------------------------------------------------------
                                       EURAMAX     AMERIMAX       EURAMAX      EURAMAX
                                    INTERNATIONAL  HOLDINGS,      EUROPEAN     EUROPEAN       NON-
                                         PLC         INC.       HOLDINGS PLC  HOLDINGS B.V. GUARANTOR                 CONSOLIDATED
                                       (PARENT)   (GUARANTOR)   (CO-OBLIGOR) (CO-OBLIGOR)  SUBSIDIARIES  ELIMINATIONS    TOTALS
                                     ------------ ------------  ------------ ------------- ------------ ------------- ------------
                                                                                  ASSETS
Current assets:
     Cash and cash equivalents        $         -    $       -    $       -   $          -   $   23,332   $        -   $    23,332
     Accounts receivable, net                   2            -            -              -       82,573            -        82,575
     Inventories                                -            -            -              -       81,129            -        81,129
     Other current assets                       -            -            -              -        4,726            -         4,726
                                      ------------  -----------  -----------  -------------  -----------  -----------  ------------
          Total current assets                  2            -            -              -      191,760            -       191,762
Property, plant and equipment, net              -            -            -              -      114,345            -       114,345
Amounts due from parent/affiliates         73,191       76,444       43,324         44,193            -    (237,152)             -
Goodwill, net                                   -            -            -              -       74,677            -        74,677
Investment in consolidated
  subsidiaries                             57,428       33,224        1,093         22,236            -    (113,981)             -
Deferred income taxes                           -            -            -              -        8,581            -         8,581
Other assets                                1,775            -          711            781        3,979            -         7,246
                                      ------------  -----------  -----------  -------------  -----------  -----------  ------------
                                      ------------  -----------  -----------  -------------  -----------  -----------  ------------
                                      $   132,396   $  109,668   $   45,128   $     67,210   $  393,342   $  (351,133) $   396,611
                                      ------------  -----------  -----------  -------------  -----------  -----------  ------------
                                      ------------  -----------  -----------  -------------  -----------  -----------  ------------

                                                                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Cash overdrafts                  $         -     $      -    $       -    $         -   $    2,192   $        -    $    2,192
     Accounts payable                           -            -            -              -       59,845            -        59,845
     Accrued expenses and other
      current liabilities                    (891)       1,705          290          6,801       22,710            -        30,615
     Current maturities of long-
      term debt                                 -            -            -              -       17,107            -        17,107
                                      ------------  -----------  -----------  -------------  -----------  -----------  ------------
          Total current liabilities         (891)        1,705          290          6,801      101,854            -       109,759
Long-term debt, less current
 maturities                                70,605            -       27,179         37,216       70,286            -       205,286
Amounts due to parent/affiliates            7,705       82,713        8,764          1,695      136,275    (237,152)             -
Other liabilities                               -            -            -              -       10,558            -        10,558
Deferred income taxes                           -            -            -              -       16,031            -        16,031
                                      ------------  -----------  -----------  -------------  -----------  -----------  ------------
          Total liabilities                77,419       84,418       36,233         45,712      335,004     (237,152)      341,634
                                      ------------  -----------  -----------  -------------  -----------  -----------  ------------
Redeemable preference shares               47,961            -            -              -            -            -        47,961
                                      ------------  -----------  -----------  -------------  -----------  -----------  ------------
Ordinary shareholders' equity:
     Ordinary shares                        1,000            -           78             23        4,970       (5,071)        1,000
     Paid-in capital                            -       17,000        6,922          9,077       89,458     (122,457)            -
     Retained earnings (deficit)           10,963        8,511        4,068         14,229      (32,042)       5,234        10,963
     Accumulated other
      comprehensive loss                   (4,947)        (261)      (2,173)        (1,831)      (4,048)        8,313       (4,947)

                                      ------------  -----------  -----------  -------------  -----------  -----------  ------------
     Total ordinary shareholders'
      equity                                7,016       25,250        8,895         21,498       58,338      (113,981)       7,016
                                      ------------  -----------  -----------  -------------  -----------  -----------  ------------
                                      ------------  -----------  -----------  -------------  -----------  -----------  ------------
                                      $   132,396   $  109,668   $   45,128   $     67,210   $  393,342   $  (351,133) $   396,611
                                      ------------  -----------  -----------  -------------  -----------  -----------  ------------
                                      ------------  -----------  -----------  -------------  -----------  -----------  ------------


                  EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         (THOUSANDS OF U.S. DOLLARS)
                                 (UNAUDITED)


9. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED):



                                                                           DECEMBER 25, 1999
                                              --------------------------------------------------------------------------------------
                                                 CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                              ----------------------------------------------
                                                                       EURAMAX     EURAMAX
                                                  EURAMAX  AMERIMAX    EUROPEAN    EUROPEAN
                                              INTERNATIONAL HOLDINGS,  HOLDINGS    HOLDINGS        NON-
                                                    PLC      INC.        PLC         B.V.       GUARANTOR               CONSOLIDATED
                                                 (PARENT) (GUARANTOR)(CO-OBLIGOR)(CO-OBLIGOR) SUBSIDIARIES ELIMINATIONS    TOTALS
                                                --------- ----------  ----------  ----------  -----------  -----------   -----------
                                                                                  ASSETS
Current assets:
     Cash and equivalents                       $    --    $    --    $    --      $    --    $    19,044    $    --      $  19,044
     Accounts receivable, net                        --         --         --           --         81,845         --         81,845
     Inventories                                     --         --         --           --         74,735         --         74,735
     Other current assets                            --         --         --           --          4,585         --          4,585
                                                --------- ----------  ----------  ----------  -----------  -----------   -----------
          Total current assets                       --         --         --           --        180,209         --        180,209
Property, plant and equipment, net                   --         --         --           --        117,080                   117,080
Amounts due from parent/affiliates                 73,197     72,188     43,622       46,447       93,168     (328,622)        --
Goodwill, net                                        --         --         --           --         76,047         --         76,047
Investment in consolidated subsidiaries            57,951     32,559        357       20,846         --       (111,713)        --
Deferred income taxes                                --         --         --           --          8,588                     8,588
Other assets                                        1,834       --          756          871        3,264         --          6,725
                                                --------- ----------  ----------  ----------  -----------  -----------   -----------
                                                $ 132,982  $ 104,747  $  44,735    $  68,164   $  478,356   $ (440,335)   $ 388,649
                                                --------- ----------  ----------  ----------  -----------  -----------   -----------
                                                --------- ----------  ----------  ----------  -----------  -----------   -----------
                                                                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Cash overdrafts                            $    --    $    --    $    --      $    --     $    1,513   $     --      $   1,513
     Accounts payable                                --         --         --           --         51,862         --         51,862
     Accrued expenses and other current
          liabilities                                (577)      (102)      (294)       2,062       28,005         --         29,094
     Current maturities of long- term debt           --         --         --           --          9,182         --          9,182
                                                --------- ----------  ----------  ----------  -----------  -----------   -----------
          Total current liabilities                  (577)      (102)      (294)       2,062       90,562         --         91,651
Long-term debt, less current maturities            70,605       --       27,179       37,216       73,496         --        208,496
Amounts due to parent/affiliates                    6,950     79,987      8,792        7,019      225,874     (328,622)        --
Other liabilities                                    --         --         --           --         13,100         --         13,100
Deferred income taxes                                --         --         --           --         19,398         --         19,398
                                                --------- ----------  ----------  ----------  -----------  -----------   -----------
          Total liabilities                        76,978     79,885     35,677       46,297      422,430     (328,622)     332,645
                                                --------- ----------  ----------  ----------  -----------  -----------   -----------
Redeemable preference shares                       46,339       --         --           --           --           --         46,339
                                                --------- ----------  ----------  ----------  -----------  -----------   -----------
Ordinary shareholders' equity:
     Ordinary shares                                1,000       --           78           23        4,970       (5,071)       1,000
     Paid-in capital                                 --       17,000      6,922        9,077       89,458     (122,457)        --
     Retained earnings (deficit)                   11,347      8,124      4,019       12,962      (36,475)      11,370       11,347
     Accumulated other comprehensive
           loss                                    (2,682)      (262)    (1,961)        (195)      (2,027)       4,445       (2,682)
                                                --------- ----------  ----------  ----------  -----------  -----------   -----------
          Total ordinary shareholders' equity       9,665     24,862      9,058       21,867       55,926     (111,713)       9,665
                                                --------- ----------  ----------  ----------  -----------  -----------   -----------
                                                $ 132,982  $ 104,747  $  44,735    $  68,164   $  478,356  $  (440,335)   $ 388,649
                                                --------- ----------  ----------  ----------  -----------  -----------   -----------
                                                --------- ----------  ----------  ----------  -----------  -----------   -----------


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere in this document, as well as the year-end consolidated financial statements and management's discussion and analysis included in the Company's Annual Report on Form 10-K for the year ended December 25, 1998.

The Company is an international producer of value-added aluminum, steel, vinyl and fiberglass fabricated products, with facilities strategically located in the U.K., The Netherlands, France, and all major regions of the continental United States. Euramax's core products include specialty coated coils, aluminum recreational vehicle sidewalls, farm and agricultural panels, roofing accessories, metal and vinyl raincarrying systems, soffit and fascia systems, recreational vehicle ("RV") doors, and vinyl replacement windows. The Company's customers include original equipment manufacturers ("OEMs") such as recreational vehicle and commercial panel manufacturers; rural contractors; home centers; manufactured housing producers; distributors; industrial and architectural contractors; and home improvement contractors. Consistent with prior periods, a significant portion of the Company's sales are generated in niche markets where the Company enjoys a dominant market share, including aluminum RV sidewalls, metal raincarrying products and steel siding.

The Company's strategy is to expand its leadership position as a producer of aluminum and steel products and to further diversify product offerings, customers and geographic regions in which it operates. Under this strategy, during the first quarter of 1999, the Company acquired certain assets related to the building materials business of Unimet Manufacturing, Inc. The acquisition is expected to expand the Company's customer base for metal raincarrying systems sold to the home center, buying cooperative and building distributor markets. In addition, on April 23, 1999, the Company completed an acquisition of all of the outstanding shares of Color Clad plc, a U.K. corporation. Color Clad is a producer of aluminum exterior walls and roofs sold primarily to U.K. producers of recreational vehicles (caravans). The acquisition is expected to augment the Company's leading position as a supplier of such products in Western Europe. The Company expects to continue identifying and acquiring businesses and assets as part of executing its strategy.

RISK MANAGEMENT

The Company's exposure to and management of market risk from changes in interest rates, exchange rates and commodity prices have not changed significantly from the year ended December 25, 1998. For further information regarding the Company's risk management, see "Management's Discussion and Analysis - Risk Management" and "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" set forth in the Company's Annual Report on Form 10-K for the year ended December 25, 1998.

RESULTS OF OPERATIONS

QUARTER ENDED MARCH 27, 1999 AS COMPARED TO QUARTER ENDED MARCH 28, 1998

The following table sets forth the Company's Statements of Earnings Data expressed as a percentage of net sales:

                                                                     QUARTERS ENDED
                                                       --------------------------------------------
                                                             MARCH 27,             MARCH 28,
                                                               1999                  1998
                                                       --------------------------------------------
STATEMENTS OF EARNINGS DATA:
Net sales                                                      100.0%                100.0%
Costs and expenses:
  Cost of goods sold                                            81.4                  83.5
  Selling and general                                            9.9                   8.4
  Depreciation and amortization                                  2.6                   2.1
                                                       --------------------------------------------
   Earnings from operations                                      6.1                   6.0
Interest expense, net                                           (4.0)                 (4.3)
Other expenses, net                                             (0.4)                  -
                                                       --------------------------------------------
    Earnings before income taxes                                 1.7                   1.7
Provision for income taxes                                        .7                    .7
                                                       --------------------------------------------
    Net earnings                                                 1.0%                  1.0%
                                                       --------------------------------------------
                                                       --------------------------------------------


NET SALES. Net sales decreased 7.5% to $132.4 million for the quarter ended March 27, 1999, from $143.1 million for the quarter ended March 28, 1998. The decrease is primarily attributable to lower sales in the European market for painted aluminum and steel coil (primarily industrial sheet sales) due to a general softening of demand. Net sales also declined due to lower aluminum selling prices in 1999 associated with the falling world prices for aluminum. The average price of aluminum on the London Metal Exchange for the quarter ended March 27, 1999, was approximately 18.3% lower than the average for the quarter ended March 28, 1998. Sales of aluminum based products were approximately 54.5% of net sales for the quarter ended March 27, 1999. Net sales in the U.S. decreased 4.3% to $81.0 million for the quarter ended March 27, 1999, from $84.6 million for the quarter ended March 28, 1998. Net sales in Europe decreased 12.1% to $51.4 million for the quarter ended March 27, 1999, from $58.5 million for the quarter ended March 28, 1998.

COST OF GOODS SOLD. Cost of goods sold, as a percentage of net sales, decreased 2.1% for the quarter ended March 27, 1999, to 81.4% in 1999 from 83.5% in 1998. This decrease is primarily attributable to operational improvements realized at the Helena, Arkansas paintline facility, a decrease in raw material aluminum prices, and improved margins on sales to home centers and rural contractors in North America.

SELLING AND GENERAL. Selling and general expenses, as a percentage of net sales, increased 1.5% for the quarter ended March 27, 1999, to 9.9% in 1999 from 8.4% in 1998. This increase is primarily attributable to investments in technology and product development.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization, as a percentage of net sales, increased 0.5% for the quarter ended March 27, 1999, to 2.6% in 1999 from 2.1% in 1998 due to increased depreciation on 1998 capital expenditures.

EARNINGS FROM OPERATIONS. For reasons stated above, earnings from operations in the U.S. increased to $3.7 million for the quarter ended March 27, 1999, from $1.3 million for the quarter ended March 28, 1998.

Earnings from operations in Europe decreased to $4.3 million for the quarter ended March 27, 1999, from $7.2 million for the quarter ended March 28, 1998.

INTEREST EXPENSE, NET. Net interest expense, as a percentage of net sales, decreased 0.3% to $5.3 million for the quarter ended March 27, 1999, from $6.1 million for the quarter ended March 28, 1998.

OTHER EXPENSES, NET. Other expenses were not significant for the quarters ended March 27, 1999 and March 28, 1998.

PROVISION FOR INCOME TAXES. The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The effective rate for the provision for income taxes increased from 41.8% to 43.7% for the quarters ended March 28, 1998 and March 27, 1999, respectively. The higher rate in 1999 is primarily due to an increase in U.S. earnings coupled with decreased earnings in Europe. U.S. earnings are typically subject to higher tax rates than European earnings, due in part to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY. The Company's primary liquidity needs arise from debt service incurred in connection with acquisitions and the funding of capital expenditures. As of March 27, 1999, the Company had outstanding indebtedness of $222.4 million, representing an increase of $4.7 million as compared to December 25, 1998. Included in such indebtedness was approximately $87.4 million under the Company's Credit Agreement, consisting of $44.2 million under the Company's Term Loans and $43.2 million under the Company's Revolving Credit Facility. The undrawn amount of the Revolving Credit Facility at March 27, 1999, was approximately $56.8 million, which was available for working capital and general corporate purposes, subject to borrowing base limitations. As of March 27, 1999, this amount was fully available.

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

With respect to the Term Loans, in addition to scheduled current maturities of $7.8 million, the Company has classified $9.3 million as current maturities of long-term debt, because it has the ability and intent to currently pay its Term Loans under the Dutch Guilder facility. Effective April 6, 1999, the Company amended its Credit Agreement to, among other items, allow for the prepayment of the Term Loans under the Dutch Guilder facility and to permanently waive the 1998 Excess Cash Flow Provision.

The Company's primary source of liquidity is funds generated from operations, which are supplemented by borrowings under the Credit Agreement. The Company used $2.8 million less cash for operating activities during the quarter ended March 27, 1999, compared to the quarter ended March 28, 1998. Increased operating cash flows in the first quarter of 1999 as compared to the first quarter of 1998 are primarily due to a significantly smaller increase in accounts receivable between March 27, 1999 and December 25, 1998 (less than 1%), as compared to the change between March 28, 1998 and December 26, 1997 (17.3%).

See Note 1 and Note 8 to the Condensed Consolidated Financial Statements for information regarding acquisitions.

The Company believes that cash generated from operations and, subject to borrowing base limitations, borrowings under the Company's Credit Agreement will be adequate to meet its needs for the foreseeable future, although no assurance to that effect can be given.

CAPITAL EXPENDITURES. The Company's capital expenditures were $2.4 million and $3.0 million for the quarters ended March 27, 1999 and March 28, 1998, respectively. Capital expenditures in 1999 include approximately $631.1 thousand for improvements to the paintline in Corby, England. The balance of capital expenditures in both periods primarily relate to purchases and upgrades of fabricating equipment, transportation and material moving equipment, and information systems.

The Company has made and will continue to make capital expenditures to comply with Environmental Laws. The Company estimates that its environmental capital expenditures will be approximately $1.0 million in 1999.

WORKING CAPITAL MANAGEMENT. Working capital was $82.0 million as of March 27, 1999, compared to $88.6 million as of December 25, 1998. The Company continues to aggressively manage working capital levels and believes that current levels of working capital represent a liquid source of funds available for future cash flows.

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

With respect to remediation, two of the Company's subsidiaries are currently undertaking conversions to fully integrated third-party software packages that will process the majority of the Company's key transactions. These conversions, including the testing and implementation of the new systems, are expected to be fully complete during the second half of 1999. Historical costs incurred through March 27, 1999, are approximately $2.1 million. The Company estimates the costs to complete the conversions to be approximately $600.0 thousand, which will be funded through operating cash flows. The total estimated costs of conversion to the integrated third party software packages also include the costs of conversion to the Euro (see "European Currency"). The Company is approximately 60% complete with the remediation phase related to the modification and replacement of the systems software located at the two subsidiaries. The Company believes that with the current modifications of existing software, the Year 2000 issue can be mitigated with respect to its significant processes.

Based upon the estimated level of effort necessary to complete the task, the Company is approximately 80% complete on the testing phase for all other systems and operating equipment that the Company has assessed as being capable of properly utilizing dates beyond December 31, 1999. Completion of the testing phase is expected to occur by mid-1999.

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

SCHEDULE FOR INTRODUCTION OF THE EURO - Three of the Company's European subsidiaries are located in participating countries, but have elected the option of accounting for their transactions in their legacy currencies during at least the first year of the transition period. However, the Company, including subsidiaries located in both participating as well as non-participating countries, was able to transact business in the Euro as of January 1, 1999. This includes the ability to make and receive payments in the Euro, to invoice in the Euro, and to provide pricing in the Euro.

ECONOMIC IMPACT ON THE COMPANY - The increased price transparency resulting from the use of a single currency in the participating countries may affect the ability of certain companies to price their products differently in the various European markets. A possible result of this pricing transparency is price harmonization at lower average prices for products sold in some markets. However, due to the niche markets in which the Company operates, the Company does not anticipate that pricing transparency resulting from the use of a single currency by the participating countries will materially impact its net sales or earnings from operations.

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

COSTS OF CONVERSION TO THE EURO - The Company's European subsidiaries located in participating countries have converted or are in the process of converting to new computer systems to prepare for the Year 2000. These systems will also be Euro-capable. The conversions are expected to be complete by mid-1999. The Company estimates that its costs to complete the conversions to the new systems, which relate to Year 2000 issues, the Euro and operational improvements, will be approximately $1.0 million in 1999, and will be funded through operating cash flows. Other costs of conversion to the Euro are not expected to be material.

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

ENVIRONMENTAL MATTERS

The Company's exposure to environmental matters has not changed significantly from the year ended December 25, 1998. For detailed information regarding environmental matters, see "Management's Discussion and Analysis
Risk-Management" set forth in the Company's Annual Report on Form 10-K for the year ended December 25, 1998.

NOTE REGARDING FORWARD LOOKING STATEMENTS: The Management's Discussion and Analysis and other sections of this Form 10-Q may contain forward looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes,"

"estimates," or variations of such words and similar expressions are intended to identify such forward looking statements. These forward-looking statements are based on a number of assumptions that could ultimately prove inaccurate, and, therefore, there can be no assurance that they will prove to be accurate. All such forward looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause future financial performance to differ materially and significantly from past results and from those expressed or implied in this document include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), changes in business strategy or development plans, the cyclical demand for the Company's products, the supply and/or price of aluminum and other raw materials, currency exchange rate fluctuations, environmental regulations, availability of financing, competition, reliance on key management personnel, ability to manage growth, loss of customers, and a variety of other factors. For further information on these and other risks, see the "Risk Factors" section of Item 1 of the Company's Annual Report on Form 10-K for the year ended December 25, 1998, as well as the Company's other filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly its forward looking statements, whether as a result of new information, future events or otherwise.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Euramax International plc and its subsidiaries are included in Part I, Item 1.

               Condensed Consolidated Statements of Earnings for the quarters ended March 27, 1999 and March 28, 1998

               Condensed Consolidated Balance Sheets at March 27, 1999 and December 25, 1998

               Condensed Consolidated Statements of Cash Flows for the quarters ended March 27, 1999 and March 28, 1998

               Notes to Condensed Consolidated Financial Statements

(b) The Company filed no reports on Form 8-K during the three months ended March 27, 1999.

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

         10.26 Incentive Compensation Plan effective January 1, 1997, by Euramax International plc

         10.27 Phantom Stock Plan effective January 1, 1999, by Euramax International plc

         27       Financial Data Schedule

--------------------------------------------------------------------------------
* Incorporated by reference to the Exhibit with the same number in the Registrant's Registration Statement on Form S-4 (333-05978) which became effective on February 7, 1997.
** Incorporated by reference to the Exhibit with the same number in the Registrant's Annual Report on Form 10-K (333-05978) which was filed on March 12, 1998.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934, EURAMAX INTERNATIONAL PLC HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                            EURAMAX INTERNATIONAL PLC

         Signature                      Title                        Date
         ---------                      -----                        ----
  /s/ J. DAVID SMITH      Chief Executive Officer and President  April 26, 1999
-------------------------
J. David Smith



 /s/ R. SCOTT VANSANT     Chief Financial Officer and Secretary   April 26, 1999
-------------------------
R. Scott Vansant