Form 10-Q
period 1999-06-26
EURAMAX INTERNATIONAL PLC
filed 1999-08-02
CIK 1026743

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended    JUNE 26, 1999
                                        ----------------------

                                       OR

[      ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ---------------

         Commission file number     333-05978
                                --------------------

                            EURAMAX INTERNATIONAL PLC
             (Exact name of registrant as specified in its charter)

             ENGLAND AND WALES                           98-1066997
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

     5445 TRIANGLE PARKWAY, SUITE 350,
              NORCROSS, GEORGIA                             30092
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

         As of August 2, 1999, Registrant had outstanding 1,000,000 Ordinary Shares and 34,000,000 Preference Shares.

                                  Page 1 of 27
                        Exhibit Index located on page 25

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           (THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)


                                                                 QUARTERS ENDED                   SIX MONTHS ENDED
                                                         --------------------------------  -------------------------------
                                                            JUNE 26,         JUNE 27,         JUNE 26,        JUNE 27,
                                                              1999             1998             1999            1998
                                                         ----------------  --------------  ---------------  --------------

Net sales                                                  $     156,199     $   160,434     $    288,586     $   303,523

Costs and expenses:
     Cost of goods sold                                          123,934         130,572          231,724         249,989
     Selling and general                                          14,189          12,736           27,361          24,815
     Depreciation and amortization                                 3,437           3,057            6,827           6,111
                                                         ----------------  --------------  ---------------  --------------
        Earnings from operations                                  14,639          14,069           22,674          22,608

Interest expense, net                                            (5,373)         (6,074)         (10,631)        (12,134)
Other expenses, net                                                (223)            (91)            (802)           (132)
                                                         ----------------  --------------  ---------------  --------------
        Earnings before income taxes                               9,043           7,904           11,241          10,342
Provision for income taxes                                         3,812           3,366            4,772           4,385
                                                         ----------------  --------------  ---------------  --------------
        Net earnings                                               5,231           4,538            6,469           5,957
Dividends on redeemable preference shares                          1,678           1,463            3,300           2,876
                                                         ----------------  --------------  ---------------  --------------
Net earnings available for ordinary shareholders           $       3,553     $     3,075     $      3,169     $     3,081
                                                         ----------------  --------------  ---------------  --------------
                                                         ----------------  --------------  ---------------  --------------

            The accompanying notes are an integral part of these condensed consolidated financial statements.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                           (THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)



                                                                                      JUNE 26,            DECEMBER 25,
                                                                                        1999                  1998
                                                                                  ------------------    ------------------
                                                         ASSETS
Current assets:
     Cash and equivalents                                                            $       16,345        $       19,044
     Accounts receivable, net                                                                93,613                81,845
     Inventories                                                                             77,546                74,735
     Other current assets                                                                     5,477                 4,585
                                                                                  ------------------    ------------------
          Total current assets                                                              192,981               180,209
Property, plant and equipment, net                                                          115,578               117,080
Goodwill, net                                                                                86,217                76,047
Deferred income taxes                                                                         8,540                 8,588
Other assets                                                                                  8,436                 6,725
                                                                                  ------------------    ------------------
                                                                                     $      411,752        $      388,649
                                                                                  ------------------    ------------------
                                                                                  ------------------    ------------------

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Cash overdrafts                                                                 $        3,022        $        1,513
     Accounts payable                                                                        59,060                51,862
     Accrued expenses and other current liabilities                                          25,533                25,616
     Income taxes payable                                                                     7,567                 3,478
     Current maturities of long-term debt                                                     7,832                 9,182
                                                                                  ------------------    ------------------
          Total current liabilities                                                         103,014                91,651
Long-term debt, less current maturities                                                     223,592               208,496
Other liabilities                                                                             9,676                13,100
Deferred income taxes                                                                        16,365                19,398
                                                                                  ------------------    ------------------
          Total liabilities                                                                 352,647               332,645
                                                                                  ------------------    ------------------
Redeemable preference shares                                                                 49,639                46,339
                                                                                  ------------------    ------------------
Ordinary shareholders' equity:
     Ordinary shares                                                                          1,000                 1,000
     Retained earnings                                                                       14,516                11,347
     Accumulated other comprehensive loss                                                   (6,050)               (2,682)
                                                                                  ------------------    ------------------
             Total ordinary shareholders' equity                                              9,466                 9,665
                                                                                  ------------------    ------------------
                                                                                  ------------------    ------------------
                                                                                     $      411,752        $      388,649
                                                                                 -------------------    ------------------
                                                                                 -------------------     ------------------



            The accompanying notes are an integral part of these condensed consolidated financial statements.

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)



                                                                                              SIX MONTHS ENDED
                                                                                  -----------------------------------------
                                                                                       JUNE 26,              JUNE 27,
                                                                                         1999                  1998
                                                                                  -------------------   -------------------
Net cash provided by operating activities                                            $         7,353       $         4,010
                                                                                  -------------------   -------------------

Cash flows from investing activities:
      Purchases of businesses                                                               (22,714)                     -
      Proceeds from sales of assets                                                              588                   502
      Capital expenditures                                                                   (6,049)               (6,241)
                                                                                  -------------------   -------------------
           Net cash used in investing activities                                            (28,175)               (5,739)
                                                                                  -------------------   -------------------
Cash flows from financing activities:
      Repayments of long-term debt                                                          (19,255)              (13,421)
      Proceeds from long-term debt                                                            33,700                13,573
      Other                                                                                    1,509                     -
                                                                                  -------------------   -------------------
            Net cash provided by financing activities                                         15,954                   152
                                                                                  -------------------   -------------------
Effect of exchange rate changes on cash                                                        2,169                 1,819
                                                                                  -------------------   -------------------
Net increase (decrease) in cash and equivalents                                              (2,699)                   242
Cash and equivalents at beginning of period                                                   19,044                12,914
                                                                                  -------------------   -------------------
Cash and equivalents at end of period                                                $        16,345       $        13,156
                                                                                  -------------------   -------------------
                                                                                  -------------------   -------------------

Non-cash investing and financing activities:
      Payables for certain non-compete agreements and working capital
         adjustments associated with purchases of businesses                         $           877       $             -
      Dividends accrued on redeemable preference shares                              $         3,300       $         2,876


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

The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of the management of the Company, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Management believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These Condensed Consolidated Financial Statements should be read in conjunction with the year-end consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 25, 1998. Operating results for the period ended June 26, 1999, are not necessarily indicative of future results that may be expected for the year ending December 31, 1999.

On February 5, 1999, the Company's wholly owned subsidiary, Amerimax Home Products, Inc., purchased certain assets related to the building materials business of Unimet Manufacturing, Inc. ("Unimet") for approximately $3.3 million, including transaction expenses of approximately $135.4 thousand. As of June 26, 1999, approximately $2.8 million was paid in cash. The remaining purchase price of $500.0 thousand, representing consideration for certain non-compete agreements, will be paid in equal installments over the next five years.

On April 23, 1999, the Company's wholly owned subsidiary, Euramax Coated Products Limited, purchased all of the issued and outstanding capital stock of Color Clad plc ("Color Clad") for approximately $3.8 million, including transaction expenses of approximately $127.2 thousand.

On June 3, 1999, the Company's wholly owned subsidiary, Amerimax Fabricated Products, Inc., purchased all of the issued and outstanding capital stock of Atlanta Metal Products, Inc. ("AMP") for approximately $16.5 million, including estimated adjustments for changes in working capital required by the purchase agreement and approximately $548.0 thousand of transaction expenses.

The Color Clad and AMP acquisitions were financed through borrowings of senior secured revolving loans. Such borrowings were available under the Credit Agreement, which was amended April 6, 1999. In addition, the purchase prices of the above acquisitions have been allocated to the acquired assets and liabilities based upon their estimated fair market values at the acquisition dates under the purchase method of accounting.

The pro forma operating results of the Company for the six months ended June 26, 1999, assuming the above noted companies were acquired on January 1, 1999, would not have been materially different from the results presented in the Condensed Consolidated Financial Statements.

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (December 31, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. Management is currently reviewing the provisions of SFAS No. 133 and does not believe that the Company's financial statements will be materially impacted by the adoption.

3.  INVENTORIES:

Inventories were comprised of:


                                                 JUNE 26,         DECEMBER 25,
                                                   1999               1998
                                          ------------------- ------------------
  Raw materials                               $       56,504      $      53,247
  Work in process                                      9,173             10,172
  Finished products                                   11,869             11,316
                                          ------------------- ------------------
                                              $       77,546      $      74,735
                                          ------------------- ------------------
                                          ------------------- ------------------


4.   LONG-TERM OBLIGATIONS:

Effective April 6, 1999, the Company amended its Credit Agreement to, among other items, allow for the Color Clad and AMP acquisitions, allow for the prepayment of the Term Loans under the Dutch Guilder facility, and to permanently waive the 1998 Excess Cash Flow Provision.

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

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)

6.   COMPREHENSIVE INCOME:

For the six months ended June 26, 1999 and June 27, 1998, comprehensive income was approximately $3.1 million and $5.8 million, respectively. Other comprehensive income refers to revenue, expenses, gains and losses that are reflected in stockholders' equity but excluded from net earnings. For the Company, the components of other comprehensive income are principally foreign currency translation adjustments and minimum pension liability adjustments. Other comprehensive loss, net of tax, for the six months ended June 26, 1999 and June 27, 1998, was approximately $3.4 million and $140.0 thousand, respectively.

7.   SEGMENT INFORMATION:

For detailed information regarding the Company's reportable segments, see Note 13 to the Consolidated Financial Statements of the Company for the year ended December 25, 1998, set forth in the Company's Annual Report on Form 10-K.

The table below presents information about reported segments and a reconciliation of total segment sales to total consolidated sales and of total segment EBITDA to total consolidated earnings before income taxes, for the quarters and six months ended June 26, 1999 and June 27, 1998.


                                                          QUARTERS ENDED                          SIX MONTHS ENDED
                                              ----------------------------------------  -------------------------------------
                                                JUNE 26, 1999        JUNE 27, 1998        JUNE 26, 1999      JUNE 27, 1998
                                              -------------------  -------------------  ------------------- -----------------
SALES
European Roll Coating                           $         35,193     $         41,690     $         71,368   $        86,043
U.S. Fabrication                                         104,788              104,177              185,788           188,787
European Fabrication                                      16,643               18,075               32,762            35,746
                                              -------------------  -------------------  ------------------- -----------------
Total segment sales                                      156,624              163,942              289,918           310,576

Eliminations                                               (425)              (3,508)              (1,332)           (7,053)
                                              -------------------  -------------------  ------------------- -----------------
  Consolidated net sales                        $        156,199     $        160,434     $        288,586   $       303,523
                                              -------------------  -------------------  ------------------- -----------------
                                              -------------------  -------------------  ------------------- -----------------

EBITDA
European Roll Coating                           $          5,730     $          6,111     $         10,623   $        12,809
U.S. Fabrication                                          11,082                9,866               16,597            13,718
European Fabrication                                       2,122                2,365                3,881             4,504
                                              -------------------  -------------------  ------------------- -----------------
Total EBITDA for reportable segments                      18,934               18,342               31,101            31,031

Expenses that are not segment specific                   (1,081)              (1,307)              (2,402)           (2,444)
Depreciation and amortization                            (3,437)              (3,057)              (6,827)           (6,111)
Interest expense, net                                    (5,373)              (6,074)             (10,631)          (12,134)
                                              -------------------  -------------------  ------------------- -----------------
  Consolidated earnings before income taxes     $          9,043     $          7,904     $         11,241   $        10,342
                                              -------------------  -------------------  ------------------- -----------------
                                              ------------------  -------------------  ------------------- -----------------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)

7.   SEGMENT INFORMATION (CONTINUED):

The following table reflects revenues from external customers by groups of similar products for the quarters and six months ended June 26, 1999 and June 27, 1998:

                                                                            QUARTERS ENDED              SIX MONTHS ENDED
                                                                      ---------------------------  ---------------------------
                                                                        JUNE 26,      JUNE 27,      JUNE 26,       JUNE 27,
    CUSTOMERS/MARKETS                  PRIMARY PRODUCTS                   1999          1998          1999           1998
--------------------------  ----------------------------------------  -------------  ------------  ------------  -------------
Original Equipment          Painted aluminum sheet and coil;
Manufacturers                 fabricated painted aluminum,
("OEMs")                      laminated and fiberglass panels; RV
                              doors, windows and roofing; and
                              composite building panels                  $  70,114    $   73,873     $ 137,366      $ 148,423

Rural Contractors           Steel and aluminum roofing and siding           31,772        31,167        54,543         54,634

Home Centers                Raincarrying systems, roofing
                              accessories, windows, doors, and
                              shower enclosures                             23,205        22,929        38,959         40,672

Manufactured Housing        Steel siding and trim components                12,591        16,135        24,241         29,442

Distributors                Metal coils, raincarrying systems and
                              roofing accessories                            7,223         6,400        12,121         11,837

Industrial and              Standing seam panels and siding and
Architectural                 roofing accessories                            4,289         4,401         8,658          9,409
Contractors

Home Improvement            Vinyl replacement windows; metal
Contractors                   roofing and insulated roofing
                              panels; shower, patio and entrance
                              doors; and awnings                             7,005         5,529        12,698          9,106
                                                                      -------------  ------------  ------------  -------------
                                                                         $ 156,199     $ 160,434     $ 288,586      $ 303,523
                                                                      -------------  ------------  ------------  -------------
                                                                      -------------  ------------  ------------  -------------



                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)

8.   SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS:

On September 25, 1996, Euramax purchased the Company from Alumax Inc. The acquisition was financed, in part, through Senior Subordinated Notes due 2006 (the "Notes"). The Notes are primary obligations of Euramax (the "Parent"). The United Kingdom and The Netherlands holding company subsidiaries of Euramax are co-obligors under the Notes (the "Co-obligors"). The United States holding company subsidiary of Euramax (the "Guarantor") has provided a full and unconditional guarantee of the Notes. The following Supplemental Condensed Combined Financial Statements as of and for the quarters and six months ended June 26, 1999 and June 27, 1998, reflect the financial position and results of operations of each of the Parent, the Co-Obligors and Guarantor entities, and such combined information of the Non-Guarantor Subsidiaries. The Co-obligors and the Guarantor are wholly owned subsidiaries of Euramax and are each jointly, severally, fully, and unconditionally liable under the Notes. Separate complete financial statements of each Co-obligor and of the Guarantor are not presented because management has determined that they are not material to investors.


                                                                        QUARTER ENDED JUNE 26, 1999
                                     -----------------------------------------------------------------------------------------------
                                              CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                     -----------------------------------------------------
                                       EURAMAX     AMERIMAX      EURAMAX       EURAMAX
                                     INTERNATIONAL HOLDINGS,    EUROPEAN      EUROPEAN
                                         PLC         INC.      HOLDINGS PLC HOLDINGS B.V.  NON-GUARANTOR               CONSOLIDATED
                                      (PARENT)    (GUARANTOR)  (CO-OBLIGOR) (CO-OBLIGOR)   SUBSIDIARIES   ELIMINATIONS   TOTALS
                                     ------------ ------------ ------------ -------------- -------------- ------------ ------------
Net Sales                            $         -  $         -  $         -  $           -  $     156,199  $       -    $   156,199

Cost and expenses:
    Cost of goods sold                         -            -            -              -        123,934          -        123,934
    Selling and general                      682            -            -              1         13,506          -         14,189
    Depreciation and amortization              -            -            -              -          3,437          -          3,437
                                     ------------ ------------ ------------ -------------- -------------- ------------ ------------

       Earnings (loss) from
       operations                          (682)            -            -            (1)         15,322          -         14,639

Equity in earnings of subsidiaries         5,708        3,473          961          2,786              -     (12,928)            -
Interest income (expense), net                 -        (456)          257          (118)        (5,056)          -        (5,373)
Other income (expense), net                  (3)            -        (632)        (1,200)          1,612          -          (223)
                                     ------------ ------------ ------------ -------------- -------------- ------------ ------------

       Earnings before income
       taxes                               5,023        3,017          586          1,467         11,878     (12,928)        9,043

Provision (benefit) for income taxes       (208)        (178)         (97)          (270)          4,565          -          3,812
                                     ------------ ------------ ------------ -------------- -------------- ------------ ------------

Net earnings                               5,231        3,195          683          1,737          7,313     (12,928)        5,231

Dividends on redeemable preference
       shares                              1,678            -            -              -              -          -          1,678
                                     ------------ ------------ ------------ -------------- -------------- ------------ ------------

Net earnings available for ordinary
       shareholders                  $     3,553  $     3,195  $       683  $       1,737  $       7,313  $  (12,928)  $     3,553
                                     ------------ ------------ ------------ -------------- -------------- ------------ ------------
                                     ------------ ------------ ------------ -------------- -------------- ------------ ------------



                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)

8.   SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED):



                                                                      QUARTER ENDED JUNE 27, 1998
                                    ------------------------------------------------------------------------------------------------
                                           CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                    ------------------------------------------------------
                                      EURAMAX       AMERIMAX      EURAMAX      EURAMAX
                                    INTERNATIONAL  HOLDINGS,     EUROPEAN      EUROPEAN
                                        PLC           INC.      HOLDINGS PLC HOLDINGS B.V. NON-GUARANTOR                CONSOLIDATED
                                     (PARENT)     (GUARANTOR)   (CO-OBLIGOR) (CO-OBLIGOR)   SUBSIDIARIES   ELIMINATIONS    TOTALS
                                    ------------  ------------- ------------ ------------- --------------- ------------- -----------
Net Sales                           $         -   $          -  $         -  $          -   $     160,434  $          -  $   160,434

Cost and expenses:
    Cost of goods sold                        -              -            -             -         130,572             -      130,572
    Selling and general                     105              -            -             -          12,631             -       12,736
    Depreciation and amortization             -              -            -             -           3,057             -        3,057
                                    ------------  ------------- ------------ ------------- --------------- ------------- -----------

       Earnings (loss) from
       operations                          (105)             -            -             -          14,174             -       14,069

Equity in earnings of subsidiaries         4,682         2,062        1,370         1,734               -       (9,848)            -
Interest expense, net                          -         (330)        (252)         (223)         (5,269)             -      (6,074)
Other income (expense), net                    -             -        (347)           363           (107)             -         (91)
                                    ------------- ------------- ------------ ------------- --------------- ------------- -----------

       Earnings before income
       taxes                               4,577         1,732          771         1,874           8,798       (9,848)        7,904

Provision (benefit) for income
       taxes                                  39         (179)        (131)             5           3,632             -        3,366
                                    ------------- ------------- ------------ ------------- --------------- ------------- -----------

Net earnings                               4,538         1,911          902         1,869           5,166       (9,848)        4,538

Dividends on redeemable preference
       shares                              1,463             -            -             -               -             -        1,463
                                    ------------- ------------- ------------ ------------- --------------- ------------- -----------

Net earnings available for
       ordinary shareholders        $      3,075  $      1,911  $       902  $      1,869   $       5,166  $    (9,848)  $     3,075
                                    ------------- ------------- ------------ ------------- --------------- ------------- -----------
                                    ------------- ------------- ------------ ------------- --------------- ------------- -----------


                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)

8.   SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED):


                                                                     SIX MONTHS ENDED JUNE 26, 1999
                                    ------------------------------------------------------------------------------------------------
                                           CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                    ------------------------------------------------------
                                      EURAMAX       AMERIMAX      EURAMAX      EURAMAX
                                    INTERNATIONAL  HOLDINGS,     EUROPEAN      EUROPEAN
                                        PLC           INC.      HOLDINGS PLC HOLDINGS B.V. NON-GUARANTOR                CONSOLIDATED
                                     (PARENT)     (GUARANTOR)   (CO-OBLIGOR) (CO-OBLIGOR)   SUBSIDIARIES   ELIMINATIONS    TOTALS
                                    ------------  ------------- ------------ ------------- --------------- ------------- -----------
Net Sales                           $         -   $          -  $         -  $          -  $      288,586  $         -   $   288,586

Cost and expenses:
    Cost of goods sold                        -              -            -             -         231,724             -      231,724
    Selling and general                   1,421              -            -             2          25,938             -       27,361
    Depreciation and amortization             -              -            -             -           6,827             -        6,827
                                    ------------  ------------- ------------ ------------- --------------- ------------- -----------

       Earnings (loss) from
       operations                        (1,421)             -            -            (2)         24,097             -       22,674

Equity in earnings of subsidiaries         7,452         4,139        1,663          5,810              -      (19,064)            -
Interest income (expense), net                 -         (913)          133          (133)        (9,718)             -     (10,631)
Other income (expense), net                  (3)             -      (1,480)        (4,153)          4,834             -        (802)
                                    ------------- ------------- ------------ ------------- --------------- ------------- -----------

       Earnings before income
       taxes                               6,028         3,226          316          1,522         19,213      (19,064)       11,241

Provision (benefit) for income
       taxes                               (441)         (356)        (416)        (1,482)          7,467             -        4,772
                                    ------------- ------------- ------------ ------------- --------------- ------------- -----------

Net earnings                               6,469         3,582          732          3,004         11,746      (19,064)        6,469

Dividends on redeemable preference
       shares                              3,300             -            -              -              -             -        3,300
                                    ------------- ------------- ------------ ------------- --------------- ------------- -----------

Net earnings available for
       ordinary shareholders        $      3,169  $      3,582  $       732  $       3,004 $      11,746   $   (19,064)  $     3,169
                                    ------------- ------------- ------------ ------------- --------------- ------------- -----------
                                    ------------- ------------- ------------ ------------- --------------- ------------- -----------


                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)

8.   SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED):


                                                                     SIX MONTHS ENDED JUNE 27, 1998
                                    ------------------------------------------------------------------------------------------------
                                           CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                    ------------------------------------------------------
                                      EURAMAX       AMERIMAX      EURAMAX      EURAMAX
                                    INTERNATIONAL  HOLDINGS,     EUROPEAN      EUROPEAN
                                        PLC           INC.      HOLDINGS PLC  HOLDINGS B.V. NON-GUARANTOR               CONSOLIDATED
                                     (PARENT)     (GUARANTOR)   (CO-OBLIGOR) (CO-OBLIGOR)   SUBSIDIARIES   ELIMINATIONS    TOTALS
                                    ------------  ------------- ------------ ------------- --------------- ------------- -----------
Net Sales                           $         -   $          -  $         -  $          -  $      303,523  $          -  $   303,523
Cost and expenses:
    Cost of goods sold                        -              -            -             -         249,989             -      249,989
    Selling and general                     128              -            -             -          24,687             -       24,815
    Depreciation and amortization             -              -            -             -           6,111             -        6,111
                                    ------------  ------------- ------------ ------------- --------------- ------------- -----------

       Earnings (loss) from
       operations                          (128)             -            -             -          22,736             -       22,608

Equity in earnings of subsidiaries         6,124           457        2,503         4,803               -      (13,887)            -
Interest expense, net                          -         (913)        (429)         (229)        (10,563)             -     (12,134)
Other income (expense), net                    -             -        (273)         (753)             894             -        (132)
                                    ------------- ------------- ------------ ------------- --------------- ------------- -----------

       Earnings (loss) before
       income taxes                        5,996         (456)        1,801         3,821          13,067      (13,887)       10,342

Provision (benefit) for income
       taxes                                  39         (407)        (162)         (389)           5,304             -        4,385
                                    ------------- ------------- ------------ ------------- --------------- ------------- -----------

Net earnings (loss)                        5,957          (49)        1,963         4,210           7,763      (13,887)        5,957

Dividends on redeemable preference
       shares                              2,876             -            -             -               -             -        2,876
                                    ------------- ------------- ------------ ------------- --------------- ------------- -----------

Net earnings (loss) available for
       ordinary shareholders        $      3,081  $       (49)  $     1,963  $      4,210  $        7,763  $   (13,887)  $     3,081
                                    ------------- ------------- ------------ ------------- --------------- ------------- -----------
                                    ------------- ------------- ------------ ------------- --------------- ------------- -----------


                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)

8.   SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED):

                                                                             JUNE 26, 1999
                                   -------------------------------------------------------------------------------------------------
                                           CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                   --------------------------------------------------------
                                     EURAMAX      AMERIMAX       EURAMAX        EURAMAX
                                   INTERNATIONAL  HOLDINGS,      EUROPEAN       EUROPEAN       NON-
                                       PLC        INC.          HOLDINGS PLC  HOLDINGS B.V.   GUARANTOR                 CONSOLIDATED
                                     (PARENT)    (GUARANTOR)    (CO-OBLIGOR)   (CO-OBLIGOR) SUBSIDIARIES  ELIMINATIONS     TOTALS
                                   -------------  -----------  -------------  ------------- -------------  -----------  ------------

                                                                                ASSETS
Current assets:
  Cash and equivalents             $          -   $        -   $          -   $          -    $   16,345   $        -    $   16,345
  Accounts receivable, net                    6            -              -              -        93,607            -        93,613
  Inventories                                 -            -              -              -        77,546            -        77,546
  Other current assets                        -            -              -              -         5,477            -         5,477
                                   -------------  -----------  -------------  -------------   -----------  -----------  ------------
    Total current assets                      6            -              -              -       192,975            -       192,981
Property, plant and equipment, net            -            -              -              -       115,578            -       115,578
Amounts due from parent/affiliates       75,043       85,975         43,506         46,807        48,901    (300,232)             -
Goodwill, net                                 -            -              -              -        86,217            -        86,217
Investment in consolidated
  subsidiaries                           62,033       36,698          2,016         24,299             -    (125,046)             -
Deferred income taxes                         -            -              -              -         8,540            -         8,540
Other assets                              1,716            -            672            731         5,317            -         8,436
                                   -------------  -----------  -------------  -------------   -----------  -----------  -----------
                                   $    138,798   $  122,673   $     46,194   $     71,837    $  457,528   $(425,278)   $   411,752
                                   ------------- ------------  -------------  -------------   -----------  -----------  -----------
                                   ------------- ------------  -------------  -------------   -----------  -----------  -----------

                                                                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdrafts                  $          -   $        -   $          -   $          -    $    3,022   $        -   $     3,022
  Accounts payable                            -            -              -              -        59,060            -        59,060
  Accrued expenses and other
    current liabilities                     640        1,985            870            868        21,170            -        25,533
  Income taxes payable                  (1,328)      (2,444)        (1,548)          5,099         7,788                      7,567
  Current maturities of
    long-term debt                           -            -              -               -         7,832            -         7,832
                                   -------------  -----------  -------------  -------------   -----------  -----------  -----------
    Total current liabilities             (688)        (459)          (678)          5,967        98,872            -       103,014
Long-term debt, less current
  maturities                             70,605            -         27,179         37,216        88,592            -       223,592
Amounts due to parent/affiliates          9,776       94,688         10,323          6,107       179,338    (300,232)             -
Other liabilities                             -            -              -              -         9,676            -         9,676
Deferred income taxes                         -            -              -              -        16,365            -        16,365
                                   -------------  -----------  -------------  -------------   -----------  -----------  ------------
    Total liabilities                    79,693       94,229         36,824         49,290       392,843    (300,232)       352,647
                                   -------------  -----------  -------------  -------------   -----------  -----------  ------------
Redeemable preference shares             49,639            -              -              -             -            -        49,639
                                   -------------  -----------  -------------  -------------   -----------  -----------  ------------
Ordinary shareholders' equity:
  Ordinary shares                         1,000            -             78             23         4,970      (5,071)         1,000
  Paid-in capital                             -       17,000          6,922          9,077        89,458    (122,457)             -
  Retained earnings (deficit)            14,516       11,706          4,751         15,966      (24,729)      (7,694)        14,516
  Accumulated other
    comprehensive loss                   (6,050)        (262)        (2,381)        (2,519)       (5,014)       10,176       (6,050)
                                   -------------  -----------  -------------  -------------   -----------  -----------  ------------
    Total ordinary
      shareholders' equity                9,466       28,444          9,370         22,547        64,685    (125,046)         9,466
                                   -------------  -----------  -------------  -------------   -----------  -----------  ------------
                                   $    138,798   $  122,673   $     46,194   $     71,837    $  457,528   $(425,278)   $    411,752
                                   -------------  -----------  -------------  -------------   -----------  -----------  ------------
                                   -------------  -----------  -------------  -------------   -----------  -----------  ------------

                   EURAMAX INTERNATIONAL PLC AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)

8.   SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED):

                                                                           DECEMBER 25, 1998
                                    ------------------------------------------------------------------------------------------------
                                            CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                    -------------------------------------------------------
                                      EURAMAX      AMERIMAX      EURAMAX        EURAMAX
                                    INTERNATIONAL  HOLDINGS,     EUROPEAN       EUROPEAN        NON-
                                        PLC        INC.         HOLDINGS PLC   HOLDINGS B.V.  GUARANTOR                 CONSOLIDATED
                                     (PARENT)      (GUARANTOR)  (CO-OBLIGOR)   (CO-OBLIGOR)  SUBSIDIARIES  ELIMINATIONS    TOTALS
                                    ------------   -----------   -----------  -------------   -----------  ------------  -----------

                                                                                 ASSETS
Current assets:
  Cash and equivalents              $         -    $        -    $        -   $          -    $   19,044   $         -   $    19,044
  Accounts receivable, net                    -             -             -              -        81,845             -        81,845
  Inventories                                 -             -             -              -        74,735             -        74,735
  Other current assets                        -             -             -              -         4,585             -         4,585
                                    ------------   -----------   -----------   ------------   -----------  ------------  -----------
    Total current assets                      -             -             -              -       180,209             -       180,209
Property, plant and equipment, net            -             -             -              -       117,080                     117,080
Amounts due from parent/affiliates       73,197        72,188        43,622         46,447        93,168     (328,622)             -
Goodwill, net                                 -             -             -              -        76,047             -        76,047
Investment in consolidated
  subsidiaries                           57,951        32,559           357         20,846             -     (111,713)             -
Deferred income taxes                         -             -             -              -         8,588                       8,588
Other assets                              1,834             -           756            871         3,264             -         6,725
                                    ------------   -----------   -----------   ------------   -----------  ------------  -----------
                                    $   132,982    $  104,747    $   44,735   $     68,164    $  478,356   $ (440,335)   $   388,649
                                    -------------  -----------  -------------  -------------   -----------  -----------  -----------
                                    -------------  -----------  -------------  -------------   -----------  -----------  -----------

                                                                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Cash overdrafts                   $         -    $        -    $        -   $          -    $    1,513   $         -   $     1,513
  Accounts payable                            -             -             -              -        51,862             -        51,862
  Accrued expenses and other
    current liabilities                     305         1,986           913            967        21,445             -        25,616
  Income taxes payable                     (882)       (2,088)       (1,207)         1,095         6,560                       3,478
  Current maturities of
    long-term debt                            -             -             -              -         9,182             -         9,182
                                    ------------   -----------   -----------   ------------   -----------  ------------  -----------
    Total current liabilities              (577)         (102)         (294)         2,062        90,562             -        91,651
Long-term debt, less current
  maturities                             70,605             -        27,179         37,216        73,496             -       208,496
Amounts due to parent/affiliates          6,950        79,987         8,792          7,019       225,874     (328,622)             -
Other liabilities                             -             -             -              -        13,100             -        13,100
Deferred income taxes                         -             -             -              -        19,398             -        19,398
                                    ------------   -----------   -----------   ------------   -----------  ------------  -----------
    Total liabilities                    76,978        79,885        35,677         46,297       422,430     (328,622)       332,645
                                    ------------   -----------   -----------   ------------   -----------  ------------  -----------
Redeemable preference shares             46,339             -             -              -             -             -        46,339
                                    ------------   -----------   -----------   ------------   -----------  ------------  -----------
Ordinary shareholders' equity:
  Ordinary shares                         1,000             -            78             23         4,970       (5,071)         1,000
  Paid-in capital                             -        17,000         6,922          9,077        89,458     (122,457)             -
  Retained earnings (deficit)            11,347         8,124         4,019         12,962       (36,475)      11,370         11,347
  Accumulated other
    comprehensive  loss                  (2,682)         (262)       (1,961)          (195)       (2,027)       4,445        (2,682)
                                    ------------   -----------   -----------   ------------   -----------  ------------  -----------
    Total ordinary
      shareholders' equity                9,665        24,862         9,058         21,867        55,926     (111,713)         9,665
                                    ------------   -----------   -----------   ------------   -----------  ------------  -----------
                                    $   132,982    $  104,747    $   44,735    $    68,164    $  478,356   $ (440,335)   $   388,649
                                    -------------  -----------  -------------  -------------   -----------  -----------  -----------
                                    -------------  -----------  -------------  -------------   -----------  -----------  -----------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere in this document, as well as the year-end consolidated financial statements and management's discussion and analysis included in the Company's Annual Report on Form 10-K for the year ended December 25, 1998.

BUSINESS STRATEGY

The Company's strategy is to expand its leadership position as a producer of aluminum and steel products and to further diversify product offerings, customers and geographic regions in which it operates. Under this strategy, the Company is pursuing organic growth through product development, new territories and new customers. Also under this strategy, during the first half of 1999, the Company successfully completed three acquisitions. On February 5, 1999, the Company acquired certain assets related to the building materials business of Unimet Manufacturing, Inc. The acquisition was completed to expand the Company's customer base for metal raincarrying systems sold to the home center, buying cooperative and building distributor markets in the United States. In addition, on April 23, 1999, the Company completed an acquisition of all of the outstanding shares of Color Clad plc, a U.K. corporation. Color Clad is a producer of aluminum exterior walls and roofs sold primarily to U.K. producers of recreational vehicles (caravans). The acquisition is expected to augment the Company's leading position as a supplier of such products in Western Europe. Further, on June 3, 1999, the Company acquired all of the outstanding shares of Atlanta Metal Products, Inc. ("AMP"). AMP is a producer and distributor of custom and standard metal raincarrying, roofing, and accessory products for the building and construction market, primarily in the Southeast. The acquisition is expected to enhance the Company's position as a supplier of metal raincarrying and roofing products in the United States. The Company expects to continue identifying and acquiring businesses and assets as part of executing its strategy.

RESULTS OF OPERATIONS

QUARTER ENDED JUNE 26, 1999 AS COMPARED TO QUARTER ENDED JUNE 27, 1998

The following table sets forth the Company's Statements of Earnings data expressed as a percentage of net sales:


                                                                   QUARTERS ENDED
                                                     --------------------------------------------
                                                           JUNE 26,              JUNE 27,
                                                             1999                  1998
                                                     --------------------------------------------
STATEMENTS OF EARNINGS DATA:
Net sales                                                    100.0%                100.0%
Costs and expenses:
  Cost of goods sold                                          79.3                  81.4
  Selling and general                                          9.1                   7.9
  Depreciation and amortization                                2.2                   1.9
                                                     --------------------------------------------
   Earnings from operations                                    9.4                   8.8
Interest expense, net                                         (3.4)                 (3.8)
Other expenses, net                                           (0.2)                 (0.1)
                                                     --------------------------------------------
    Earnings before income taxes                               5.8                   4.9
Provision for income taxes                                     2.4                   2.1
                                                     --------------------------------------------
    Net earnings                                               3.4%                  2.8%
                                                     --------------------------------------------
                                                     --------------------------------------------

The following table sets forth the Net Sales and Earnings from Operations data for the United States and Europe for the quarters ended June 26, 1999 and June 27, 1998:


                                        Net Sales                                  Earnings from Operations
                      ----------------------------------------------     ---------------------------------------------
                       June 26,          June 27,        Increase/        June 26,        June 27,         Increase/
IN THOUSANDS             1999              1998         (decrease)          1999            1998          (decrease)
                      ------------     -------------   -------------     ------------    ------------     ------------

United States           $ 104,788         $ 104,176            0.6%        $   9,051       $   7,370           22.8%
Europe                     51,411            56,258          (8.6)%            5,588           6,699          (16.6)%
                      -----------      -------------                     ------------    ------------
                      -----------      -------------                     ------------    ------------
     Totals             $ 156,199         $ 160,434          (2.6)%        $  14,639       $  14,069            4.1%
                      -----------      -------------                     ------------    ------------
                      -----------      -------------                     ------------    ------------
------------

NET SALES. The acquisitions of Unimet and AMP increased net sales in the United States for the quarter ended June 26, 1999 (see Note 1 to Condensed Consolidated Financial Statements). In addition, sales in the United States were higher due to an increase in sales to home improvement contractors. Further, although sales were slightly off from the prior year due to lower realized selling prices caused primarily by the decline in aluminum prices, shipments to recreational vehicle ("RV") manufacturers were higher compared to the prior year. The increase in shipments to the RV manufacturers coincides with the record year for shipments of end-use products by the RV industry in the United States. However, while the RV industry is thriving in an environment of low interest rates, low gasoline prices and favorable demographics, shipments may not continue at the current pace. These increases in net sales in the United States were offset by a decline in sales to manufactured housing customers. Lower sales to manufactured housing producers is primarily due to lower realized sales prices caused by competition for a declining number of manufactured homes produced with steel siding. The Company continues to explore opportunities to increase its offering of substitute materials to this market. The Company's United States subsidiaries are included in the U.S. Fabrication Segment (see Note 7 to the Condensed Consolidated Financial Statements).

Although not as pronounced as in the first quarter of 1999, net sales in Europe were lower in the second quarter of 1999 than in the second quarter of 1998. The decrease in Europe remains primarily attributable to lower sales in the European market for painted aluminum and steel coil (primarily industrial sheet sales) due to a general softening of demand in continental Europe and export pricing pressures in the United Kingdom, both of which have negatively impacted sales in the European Roll Coating Segment (see Note 7 to the Condensed Consolidated Financial Statements). However, the continental European markets have experienced modest improvements in the second quarter, including slight improvements in the market activity of Germany. The United Kingdom markets continue to under perform when compared to the prior year due primarily to the strength of the Pound Sterling against other European currencies and the resultant negative impact on the level of export sales. In addition, net sales in Europe for the quarter have been negatively impacted by the weakening of the Pound Sterling, Dutch Guilder and French Franc versus the U.S. Dollar. Net sales in both the United States and in Europe were also negatively impacted by lower aluminum selling prices in 1999 as compared to the same period in 1998.

COST OF GOODS SOLD. Cost of goods sold, as a percentage of net sales, decreased 2.1% for the quarter ended June 26, 1999, to 79.3% in 1999 from 81.4% in 1998. This decrease is primarily attributable to productivity improvements realized at the Helena, Arkansas paintline facility, and a decrease in the average raw material aluminum prices.

SELLING AND GENERAL. Selling and general expenses, as a percentage of net sales, increased 1.2% for the quarter ended June 26, 1999, to 9.1% in 1999 from 7.9% in 1998. This increase is primarily attributable to investments in technology, product development and salary increases.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization, as a percentage of net sales, increased 0.3% for the quarter ended June 26, 1999, to 2.2% in 1999 from 1.9% in 1998.

EARNINGS FROM OPERATIONS. Despite decreases in net sales for the reasons stated above, the Company has increased its earnings from operations to 9.4% of net sales for the quarter ended June 26, 1999, from 8.8% of sales for the quarter ended June 27, 1998. This improvement is primarily due to profits attributable to operational and market improvements in the United States, which have exceeded the decline in European profits attributable to softer European markets.

INTEREST EXPENSE, NET. Net interest expense, as a percentage of net sales, decreased 0.4% to $5.4 million for the quarter ended June 26, 1999, from $6.1 million for the quarter ended June 27, 1998.

OTHER EXPENSES, NET. Other expenses were not significant for the quarters ended June 26, 1999 and June 27, 1998.

PROVISION FOR INCOME TAXES. The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The effective rate for the provision for income taxes decreased to 42.1% from 42.6% for the quarters ended June 26, 1999 and June 27, 1998, respectively.

SIX MONTHS ENDED JUNE 26, 1999 AS COMPARED TO SIX MONTHS ENDED JUNE 27, 1998

The following table sets forth the Company's Statements of Earnings data expressed as a percentage of net sales:


                                                                  SIX MONTHS ENDED
                                                     --------------------------------------------
                                                           JUNE 26,              JUNE 27,
                                                             1999                  1998
                                                     --------------------------------------------
STATEMENTS OF EARNINGS DATA:
Net sales                                                    100.0%                100.0%
Costs and expenses:
  Cost of goods sold                                          80.3                  82.4
  Selling and general                                          9.5                   8.2
  Depreciation and amortization                                2.4                   2.0
                                                     --------------------------------------------
   Earnings from operations                                    7.8                   7.4
Interest expense, net                                         (3.7)                 (4.0)
Other expenses, net                                            (.3)                    -
                                                     --------------------------------------------
    Earnings before income taxes                               3.8                   3.4
Provision for income taxes                                     1.6                   1.4
                                                     --------------------------------------------
    Net earnings                                               2.2%                  2.0%
                                                     --------------------------------------------
                                                     --------------------------------------------


The following table sets forth the Net Sales and Earnings from Operations data for the United States and Europe for the six months ended June 26, 1999 and June 27, 1998:


                                       Net Sales                                  Earnings from Operations
                      ---------------------------------------------     ----------------------------------------------
                       June 26,         June 27,        Increase/        June 26,        June 27,         Increase/
    IN THOUSANDS         1999            1998         (decrease)          1999            1998           (decrease)
                      ------------     ------------   -------------     -----------     ------------    --------------

    United States       $ 185,788        $ 188,786          (1.6)%        $  12,799       $   8,659             47.8%
    Europe                102,798          114,737         (10.4)%            9,875          13,949           (29.2)%
                      ------------     ------------                     ------------    ------------
         Totals         $ 288,586        $ 303,523          (4.9)%        $  22,674       $  22,608              0.3%
                      ============     ============                     ============    ============


NET SALES. Net sales in the United States, for the six months ended June 26, 1999, reflect approximately $1.9 million in sales attributable to the acquisitions of Unimet and AMP. Excluding the increase in sales from the acquisitions, net sales in the United States would have decreased approximately 2.6%. As noted in the quarter to quarter comparison of net sales, for the six months ended June 26, 1999, sales in the United States were higher due to an increase in sales to home improvement contractors. Also as noted in the quarter to quarter comparison of net sales, for the six months ended June 26, 1999, although RV sales in the United States were slightly off from the prior year, shipments to RV manufacturers were up compared to the prior year. In addition, as noted in the quarter to quarter comparison of net sales, for the six months ended June 26, 1999, the increases in net sales in the United States were offset by a decline in sales to manufactured housing customers. See "Quarter Ended June 26, 1999 as Compared to Quarter Ended June 27, 1998 - Net Sales" for further discussion of the factors affecting sales to RV and manufactured housing customers in the United States, as these factors also apply to net sales for the six months ended June 26, 1999, as compared to the six months ended June 27, 1998.

Similar to the quarter to quarter comparison, for the six months ended June 26, 1999, as compared to the prior year, the decrease in Europe is primarily attributable to lower sales in the European market for painted aluminum and steel coil (primarily industrial sheet sales) due to a general softening of demand in Europe and export pricing pressures in the United Kingdom. In addition, net sales in both the United States and Europe also declined due to lower average aluminum selling prices in 1999 as compared to 1998. The average price of aluminum on the London Metal Exchange for the six months ended June 26, 1999, was approximately 11.5% lower than the average for the six months ended June 27, 1998. Sales of aluminum based products were approximately 54.4% of net sales for the six months ended June 26, 1999.

COST OF GOODS SOLD. Cost of goods sold, as a percentage of net sales, decreased 2.1% for the six months ended June 26, 1999, to 80.3% in 1999 from 82.4% in 1998. This decrease is primarily attributable to operational improvements realized at the Helena, Arkansas paintline facility, and a decrease in the average raw material aluminum prices.

SELLING AND GENERAL. Selling and general expenses, as a percentage of net sales, increased 1.3% for the six months ended June 26, 1999, to 9.5% in 1999 from 8.2% in 1998. This increase is primarily attributable to investments in technology, product development and salary increases.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization, as a percentage of net sales, increased 0.4% for the six months ended June 26, 1999, to 2.4% in 1999 from 2.0% in 1998.

EARNINGS FROM OPERATIONS. Despite decreases in net sales for the reasons stated above, the Company increased its earnings from operations. As a percentage of net sales, earnings from operations increased to 7.8% for the six months ended June 26, 1999, from 7.4% for the six months ended June 27, 1998. The Company's geographic and market diversity, the diversity of its product offerings, and productivity improvements, have resulted in stable margins on a consolidated basis in a period of waning demand in continental Europe and export pricing pressures in the United Kingdom. For the six months ended June 26, 1999, as compared to the prior year, the improvement in earnings in the United States is primarily due to operational and market improvements, while the decline in European earnings is primarily attributable to softer European markets.

INTEREST EXPENSE, NET. Net interest expense, as a percentage of net sales, decreased 0.3% to $10.6 million for the six months ended June 26, 1999, from $12.1 million for the six months ended June 27, 1998, primarily due to lower average debt balances.

OTHER EXPENSES, NET. Other expenses were not significant for the six months ended June 26, 1999 and June 27, 1998.

PROVISION FOR INCOME TAXES. The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The effective rate for the provision for income taxes was 42.4% for both the six months ended June 26, 1999 and June 27, 1998.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY. The Company's primary liquidity needs arise from debt service incurred in connection with acquisitions and the funding of capital expenditures. As of June 26, 1999, the Company had outstanding indebtedness of $231.4 million, representing an increase of $13.7 million as compared to December 25, 1998, primarily attributable to the funding of acquisitions in the second quarter and net of a $9.3 million prepayment of the Dutch Guilder facility. Included in such indebtedness was approximately $96.4 million under the Company's Credit Agreement, consisting of $33.3 million under the Company's Term Loans and $63.1 million under the Company's Revolving Credit Facility. The undrawn amount of the Revolving Credit Facility at June 26, 1999, was $36.9 million, which was available for working capital and general corporate purposes, subject to borrowing base limitations. As of June 26, 1999, this amount was fully available.

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

The Company's primary source of liquidity is funds generated from operations, which are supplemented by borrowings under the Credit Agreement. Net cash provided by operating activities increased $3.3 million for the six months ended June 26, 1999, compared to the six months ended June 27, 1998. Increased operating cash flows in the first half of 1999 as compared to the first half of 1998 are primarily due to a significantly smaller increase in accounts receivable between June 26, 1999 and December 25, 1998 (14.4%), as compared to the change between June 27, 1998 and December 26, 1997 (22.7%).

See Note 1 to the Condensed Consolidated Financial Statements for information regarding acquisitions.

The Company believes that cash generated from operations and, subject to borrowing base limitations, borrowings under the Company's Credit Agreement will be adequate to meet its needs for the foreseeable future, although no assurance to that effect can be given.

CAPITAL EXPENDITURES. The Company's capital expenditures were $6.0 million and $6.2 million for the six months ended June 26, 1999 and June 27, 1998, respectively. Capital expenditures in 1999 include approximately $1.7 million for improvements to the paintlines in Corby, England and Helena, Arkansas. The balance of capital expenditures in both periods primarily relate to purchases and upgrades of fabricating equipment, transportation and material moving equipment, and information systems.

The Company has made and will continue to make capital expenditures to comply with Environmental Laws. The Company estimates that its environmental capital expenditures will be approximately $1.0 million in 1999.

WORKING CAPITAL MANAGEMENT. Working capital was $90.0 million as of June 26, 1999, compared to $88.6 million as of December 25, 1998. The increase is primarily due to the acquisitions, which occurred in the first half of 1999, partially offset by continued reductions in working capital levels. The Company continues to aggressively manage working capital levels and believes that current levels of working capital represent a liquid source of funds available for future cash flows.

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

With respect to remediation, two of the Company's subsidiaries are currently undertaking conversions to fully integrated third-party software packages that will process the majority of the Company's key transactions. These conversions, including the testing and implementation of the new systems, are expected to be fully complete during the second half of 1999. Historical costs incurred through June 26, 1999, are approximately $2.3 million. The Company estimates the costs to complete the conversions to be approximately $400.0 thousand, which will be funded through operating cash flows. The total estimated costs of conversion to the integrated third party software packages also include the costs of conversion to the Euro (see "European Currency"). The Company is approximately 70% complete with the remediation phase related to the modification and replacement of the systems software located at the two subsidiaries. The Company believes that with the current modifications of existing software, the Year 2000 issue can be mitigated with respect to its significant processes.

Based upon the estimated level of effort necessary to complete the task, the Company is approximately 90% complete on the testing phase for all other systems and operating equipment that the Company has assessed as being capable of properly utilizing dates beyond December 31, 1999. Completion of the testing phase is expected to occur by third quarter 1999.

With respect to third parties, the Company has communicated with a majority of its major customers and its major vendors and suppliers to determine their state of readiness with respect to the Year 2000 issue. In addition, the Company conducted tests with several of its major vendors and suppliers during 1998, and will continue to conduct such tests during 1999. All costs associated with supplier and vendor compliance will be borne by the suppliers and vendors. To date, based upon the information provided by customers and suppliers and the tests which have been conducted with suppliers, the Company is not aware of any problems that would materially impact its results of operations, liquidity or capital resources.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (December 31, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. Management is currently reviewing the provisions of SFAS No. 133 and does not believe that the Company's financial statements will be materially impacted by the adoption.

ENVIRONMENTAL MATTERS

The Company's exposure to environmental matters has not changed significantly from the year ended December 25, 1998. For detailed information regarding environmental matters, see "Management's Discussion and Analysis - Risk Management" set forth in the Company's Annual Report on Form 10-K for the year ended December 25, 1998.

NOTE REGARDING FORWARD LOOKING STATEMENTS: The Management's Discussion and Analysis and other sections of this Form 10-Q may contain forward looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or variations of such words and similar expressions are intended to identify such forward looking statements. These forward-looking statements are based on a number of assumptions that could ultimately prove inaccurate, and, therefore, there can be no assurance that they will prove to be accurate. All such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause future financial performance to differ materially and significantly from past results and from those expressed or implied in this document include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), changes in business strategy or development plans, the cyclical demand for the

Company's products, the supply and/or price of aluminum and other raw materials, currency exchange rate fluctuations, environmental regulations, availability of financing, competition, reliance on key management personnel, ability to manage growth, loss of customers, and a variety of other factors. For further information on these and other risks, see the "Risk Factors" section of Item 1 of the Company's Annual Report on Form 10-K for the year ended December 25, 1998, as well as the Company's other filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly its forward looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company's risk-management activities includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statement. See "Note Regarding Forward Looking Statements" for additional information regarding the Private Securities Litigation Reform Act. The Company's management of market risk from changes in interest rates, exchange rates and commodity prices has not changed from the year ended December 25, 1998. For detailed information regarding the Company's risk management, see "Management's Discussion and Analysis - Risk Management" and "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" set forth in the Company's Annual Report on Form 10-K for the year ended December 25, 1998.

The Company's exposure to market risk from changes in interest rates and commodity prices have not changed significantly from the year ended December 25, 1998. The Company's exposure to market risk from changes in exchange rates has decreased since the year ended December 25, 1998. This analysis presents the hypothetical increase in foreign exchange loss and increase in interest expense related to those financial instruments and derivative instruments held by the Company at June 26, 1999, which are sensitive to changes in foreign currency exchange risks. A hypothetical 10 percent decrease in foreign currency exchange rates would increase the Company's foreign currency exchange loss by approximately $11.0 thousand for the six months ended June 26, 1999, as compared to the hypothetical increase in the Company's foreign currency exchange loss of approximately $1.9 million for the year ended December 25, 1998. The decrease in the hypothetical loss for the period ended June 26, 1999, is primarily attributable to the prepayment of the Company's unhedged Tranche B Term Loans under the Dutch Guilder facility (U.S. Dollar denominated debt) during the second quarter of 1999.

All other factors remaining unchanged, a hypothetical 10 percent increase in foreign currency exchange rates for one year would increase interest expense by approximately $656.6 thousand as calculated at June 26, 1999, as compared to the hypothetical increase in the Company's interest expense of approximately $1.4 million as calculated at December 25, 1998. The decrease is primarily due to the effect of the weakening of the Dutch Guilder and Pound Sterling on the Company's currency swap payments (see Note 5 to the Consolidated Financial Statements for the year ended December 25, 1998, set forth in the Company's Annual Report on Form 10-K).

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Euramax International plc and its subsidiaries are included in Part I, Item 1.

                  Condensed Consolidated Statements of Earnings for the quarters and the six months ended June 26, 1999 and June 27, 1998

                  Condensed Consolidated Balance Sheets at June 26, 1999 and December 25, 1998

                  Condensed Consolidated Statements of Cash Flows for the six months ended June 26, 1999 and June 27, 1998

                  Notes to Condensed Consolidated Financial Statements

(b) The Company filed no reports on Form 8-K during the three months ended June 26, 1999.


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

         10.26***     Incentive Compensation Plan effective January 1, 1997, by
                      Euramax International plc

         10.27***     Phantom Stock Plan effective January 1, 1999, by Euramax
                      International plc 10.28 Amendment and Waiver dated as of April 6, 1999, among Euramax International plc, and its subsidiaries, Paribas (as Agent and Lender), and the Lenders, to the Amended and Restated Credit Agreement dated as of July 16, 1997.

         10.28        AMENDMENT AND WAIVER, dated as of April 6, 1999, among
                      Euramax International plc, and its subsidiaries, Paribas
                      (as Agent and Lender), and the Lenders, to the the Amended and Restated Credit Agreement dated as of July
                      16, 1997.

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

*** Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on April 26, 1999.

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

                            EURAMAX INTERNATIONAL PLC

    SIGNATURE                            TITLE                       DATE
    ---------                            -----                       ----
   /s/ J. David Smith    Chief Executive Officer and President    August 2, 1999
-------------------------
      J. David Smith



   /s/ R. Scott Vansant   Chief Financial Officer and Secretary   August 2, 1999
-------------------------
      R. Scott Vansant