Form 10-Q
period 1999-09-25
EURAMAX INTERNATIONAL PLC
filed 1999-11-03
CIK 1026743

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended SEPTEMBER 25, 1999
                                   ------------------

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                 to
                                  ----------------    ---------------

    Commission file number  333-05978
                          -------------

                             EURAMAX INTERNATIONAL LIMITED
                   (Exact name of registrant as specified in its charter)

         ENGLAND AND WALES                            98-1066997
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

         5445 TRIANGLE PARKWAY, SUITE 350,
              NORCROSS, GEORGIA                                  30092
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

                            [X] Yes  [ ] No

         As of November 3, 1999, Registrant had outstanding 1,000,000 Ordinary Shares and 34,000,000 Preference Shares.

                               Page 1 of 28
                      Exhibit Index located on page 27

                     PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                EURAMAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (THOUSANDS OF U.S. DOLLARS)
                                (UNAUDITED)

                                                                 QUARTERS ENDED                     NINE MONTHS ENDED
                                                        ----------------------------------  ----------------------------------
                                                         SEPTEMBER 25,    SEPTEMBER 26,      SEPTEMBER 25,    SEPTEMBER 26,
                                                             1999              1998              1999              1998
                                                        ---------------- -----------------  ---------------- -----------------
Net sales                                               $       152,722         $ 160,211         $ 441,308      $    463,734

Costs and expenses:
     Cost of goods sold                                         122,744           131,728           354,468           381,717
     Selling and general                                         13,923            12,526            41,284            37,341
     Depreciation and amortization                                3,577             3,075            10,404             9,186
                                                        ---------------- -----------------  ---------------- -----------------
        Earnings from operations                                 12,478            12,882            35,152            35,490

Interest expense, net                                           (5,687)           (5,815)          (16,318)          (17,949)
Other income (expense), net                                         360               745             (442)               613
                                                        ---------------- -----------------  ---------------- -----------------
        Earnings before income taxes                              7,151             7,812            18,392            18,154
Provision for income taxes                                        3,041             2,913             7,813             7,298
                                                        ---------------- -----------------  ---------------- -----------------
        Net earnings                                              4,110             4,899            10,579            10,856
Dividends on redeemable preference shares                         1,738             1,514             5,038             4,390
                                                        ---------------- -----------------  ---------------- -----------------
Net earnings available for ordinary shareholders        $         2,372         $   3,385         $   5,541         $   6,466
                                                        ================ =================  ================ =================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               EURAMAX INTERNATIONAL LIMITED AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                         (THOUSANDS OF U.S. DOLLARS)
                               (UNAUDITED)

                                                                                    SEPTEMBER 25,          DECEMBER 25,
                                                                                         1999                  1998
                                                                                  -------------------   -------------------
                                                          ASSETS
Current assets:
     Cash and equivalents                                                            $        13,872           $    19,044
     Accounts receivable, net                                                                 91,208                81,845
     Inventories                                                                              78,629                74,735
     Other current assets                                                                      6,034                 4,585
                                                                                  -------------------   -------------------
          Total current assets                                                               189,743               180,209
Property, plant and equipment, net                                                           118,308               117,080
Goodwill, net                                                                                 85,747                76,047
Deferred income taxes                                                                          8,603                 8,588
Other assets                                                                                   8,074                 6,725
                                                                                  -------------------   -------------------
                                                                                      $      410,475            $  388,649
                                                                                  ===================   ===================

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Cash overdrafts                                                                  $        3,467            $    1,513
     Accounts payable                                                                         58,492                51,862
     Accrued expenses and other current liabilities                                           22,621                20,904
     Income taxes payable                                                                      9,407                 3,478
     Accrued interest payable                                                                  8,293                 4,712
     Current maturities of long-term debt                                                      6,266                 9,182
                                                                                  -------------------   -------------------
          Total current liabilities                                                          108,546                91,651
Long-term debt, less current maturities                                                      211,590               208,496
Other liabilities                                                                             10,708                13,100
Deferred income taxes                                                                         15,978                19,398
                                                                                  -------------------   -------------------
          Total liabilities                                                                  346,822               332,645
                                                                                  -------------------   -------------------
Redeemable preference shares                                                                  51,377                46,339
                                                                                  -------------------   -------------------
Ordinary shareholders' equity:
     Ordinary shares                                                                           1,000                 1,000
     Retained earnings                                                                        16,888                11,347
     Accumulated other comprehensive loss                                                     (5,612)               (2,682)
                                                                                  -------------------   -------------------
             Total ordinary shareholders' equity                                              12,276                 9,665
                                                                                  -------------------   -------------------
                                                                                      $      410,475            $  388,649
                                                                                  ===================   ===================

 The accompanying notes are an integral part of these condensed consolidated financial statements.

              EURAMAX INTERNATIONAL LIMITED AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (THOUSANDS OF U.S. DOLLARS)
                                (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                  ------------------------------------------
                                                                                     SEPTEMBER 25,         SEPTEMBER 26,
                                                                                         1999                  1998
                                                                                  --------------------   -------------------
Net cash provided by operating activities                                            $         24,501         $      23,165
                                                                                  --------------------   -------------------
Cash flows from investing activities:
       Purchases of businesses                                                               (23,155)                     -
       Proceeds from sales of assets                                                              660                   587
       Capital expenditures                                                                  (10,154)               (9,451)
                                                                                  --------------------  --------------------
            Net cash used in investing activities                                            (32,649)               (8,864)
                                                                                  --------------------  --------------------
Cash flows from financing activities:
       Repayments of long-term debt                                                          (34,039)              (33,371)
       Proceeds from long-term debt                                                            34,700                17,573
       Proceeds from sale of currency swap                                                          -                 7,580
       Other                                                                                    1,954                     -
                                                                                  --------------------  -------------------
            Net cash provided by (used in) financing activities                                 2,615               (8,218)
                                                                                  -------------------  --------------------
Effect of exchange rate changes on cash                                                           361               (2,717)
                                                                                  --------------------  --------------------
Net increase (decrease) in cash and equivalents                                               (5,172)                 3,366
Cash and equivalents at beginning of period                                                    19,044                12,914
                                                                                  --------------------  --------------------
Cash and equivalents at end of period                                                $         13,872            $   16,280
                                                                                  ====================  ====================

Non-cash investing and financing activities:
        Payables for non-compete agreement
            associated with purchase of business                                     $            500           $         -
        Dividends accrued on redeemable preference shares                            $          5,038           $     4,390

 The accompanying notes are an integral part of these condensed consolidated financial statements.

           EURAMAX INTERNATIONAL LIMITED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (THOUSANDS OF U.S. DOLLARS)
                            (UNAUDITED)

1.   BASIS OF PRESENTATION:

For purposes of this report, the "Company" or the "Group" refers to Euramax International Limited, formerly Euramax International plc, ("Euramax") and Subsidiaries, collectively. The Company was re-registered as a private limited company in the United Kingdom on September 29, 1999, at which time its name was changed to Euramax International Limited. The re-registration of Euramax was completed to relieve certain administrative and regulatory burdens in anticipation of a reorganization of the Company, more fully described in the following paragraphs.

Euramax is a holding company organized by an investor group to acquire, through its wholly owned subsidiaries, certain portions of the fabricated products operations of Alumax Inc. ("Alumax"). The Acquisition was completed September 25, 1996. Aluminum Company of America acquired Alumax in May of 1998. For detailed information regarding the organization and the Acquisition, see Note 1 to the Consolidated Financial Statements of the Company as of and for the year ended December 25, 1998, set forth in the Company's Form 10-K.

At the time of the Acquisition, the investor group believed a future listing of the Company on the London Stock Exchange or a future trade sale within the United Kingdom seemed more likely than a future listing or trade sale within the United States. Accordingly, the Group was structured with a United Kingdom holding company. However, since the Acquisition, the investor group and the board of directors of the Company believe that a future listing or trade sale of the group in the United Kingdom has become less likely than a listing or trade sale in the United States (although there are no immediate plans for any such sale or listing, and any decision to sell the Company or obtain a listing for its shares will only be made if and when the Company's board of directors considers this to be in the best interests of the Company and its shareholders). Additionally, the operation of the Group under a United Kingdom holding company has resulted in certain financial and administrative inefficiencies.

The principal purpose of the reorganization will be to put into place a new holding company for the Group organized in the United States (the "Reorganization"). The Reorganization will be accomplished in part by means of a "scheme of arrangement" under section 425 of the United Kingdom
Companies Act 1985, a United Kingdom judicial proceeding requiring the consent of the registered holders of the Company's Senior Subordinated Notes, the lenders under the Company's Credit Agreement, and the holders of each class of shares of Euramax. Subsequent to the Reorganization, the new United States holding company, Euramax International, Inc., will become the reporting company for the consolidated Group. In addition, Euramax International, Inc. and Amerimax Fabricated Products, Inc. will guarantee the Company's Senior Subordinated Notes. The Company believes that the Reorganization will have no material adverse effect on the operations of the Group or on the registered holders of the Senior Subordinated Notes. For detailed information regarding the Senior Subordinated Notes and the Credit Agreement, see Note 5 to the Consolidated Financial Statements of the Company as of and for the year ended December 25, 1998, set forth in the Company's Form 10-K. The Reorganization is expected to be complete by December 31, 1999.

The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of the management of the Company, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Management believes that the disclosures made are adequate for a fair presentation of

               EURAMAX INTERNATIONAL LIMITED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)



1.   BASIS OF PRESENTATION (CONTINUED):

results of operations, financial position and cash flows. These Condensed Consolidated Financial Statements should be read in conjunction with the year-end consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 25, 1998. Operating results for the period ended September 25, 1999, are not necessarily indicative of future results that may be expected for the year ending December 31, 1999.

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

On April 23, 1999, the Company's wholly owned subsidiary, Euramax Coated Products Limited, purchased all of the issued and outstanding capital stock of Color Clad plc ("Color Clad") for approximately $3.8 million, including transaction expenses of approximately $171.5 thousand.

On June 3, 1999, the Company's wholly owned subsidiary, Amerimax Fabricated Products, Inc., purchased all of the issued and outstanding capital stock of Atlanta Metal Products, Inc. ("AMP") for approximately $16.5 million, including estimated adjustments for changes in working capital required by the purchase agreement and approximately $560.8 thousand of transaction expenses.

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

The pro forma operating results of the Company for the nine months ended September 25, 1999, assuming the above noted companies were acquired on January 1, 1999, would not have been materially different from the results presented in the Condensed Consolidated Financial Statements.

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

                EURAMAX INTERNATIONAL LIMITED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. Management is currently reviewing the provisions of SFAS No. 133 and does not believe that the Company's financial statements will be materially impacted upon adoption.

3.  INVENTORIES:

Inventories were comprised of:

                                           SEPTEMBER 25,       DECEMBER 25,
                                               1999               1998
                                        ------------------- ------------------
 Raw materials                           $       54,249     $        53,247
 Work in process                                 11,347              10,172
 Finished products                               13,033              11,316
                                        ------------------- ------------------
                                          $      78,629     $        74,735
                                        =================== ==================

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

                EURAMAX INTERNATIONAL LIMITED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       (THOUSANDS OF U.S. DOLLARS)
                               (UNAUDITED)


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

In connection with the Acquisition of the Company from Alumax on September 25, 1996, the Company was indemnified by Alumax for substantially all of its costs, if any, related to environmental matters for occurrences arising prior to the closing date of the acquisition during the period of time it was owned directly or indirectly by Alumax. Such indemnification includes costs that may ultimately be incurred to contribute to the remediation of certain specified existing National Priorities List ("NPL") sites for which the Company had been named a potentially responsible party under the federal Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLA") as of the closing date of the acquisition, as well as certain potential costs for sites listed on state hazardous cleanup lists. With respect to all other environmental matters, Alumax's obligations are limited to $125.0 million. However, notwithstanding the indemnity, the Company does not believe that it has any significant probable liability for environmental claims. Further, the Company believes it to be unlikely that the Company would be required to bear environmental costs in excess of its pro rata share of such costs as a potentially responsible party under CERCLA.

6.  COMPREHENSIVE INCOME:

For the nine months ended September 25, 1999 and September 26, 1998, comprehensive income was approximately $7.6 million and $12.5 million, respectively. Other comprehensive income refers to revenue, expenses, gains and losses that are reflected in stockholders' equity but excluded from net earnings. For the Company, the components of other comprehensive income are principally foreign currency translation adjustments and minimum pension liability adjustments. Other comprehensive income (loss), net of tax, for the

               EURAMAX INTERNATIONAL LIMITED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (THOUSANDS OF U.S. DOLLARS)
                                 (UNAUDITED)


6.  COMPREHENSIVE INCOME (CONTINUED):

nine months ended September 25, 1999 and September 26, 1998, was approximately ($2.9) million and $1.7 million, respectively.

7.  SEGMENT INFORMATION:

For detailed information regarding the Company's reportable segments, see
Note 13 to the Consolidated Financial Statements of the Company for the year ended December 25, 1998, set forth in the Company's Annual Report on Form 10-K.

The table below presents information about reported segments and a reconciliation of total segment sales to total consolidated sales and of total segment EBITDA to total consolidated earnings before income taxes, for the quarters and nine months ended September 25, 1999 and September 26, 1998.

                                                          QUARTERS ENDED                         NINE MONTHS ENDED
                                              ----------------------------------------  ---------------------------------------
                                              SEPTEMBER 25, 1999   SEPTEMBER 26, 1998   SEPTEMBER 25, 1999   SEPTEMBER 26, 1998
                                              -------------------  -------------------  ------------------- -------------------
SALES
European Roll Coating                                $    31,768          $    36,937          $   103,136           $  122,980
U.S. Fabrication                                         108,962              111,664              294,750              300,451
European Fabrication                                      12,637               13,217               45,399               48,963
                                              -------------------  -------------------  -------------------    ----------------
Total segment sales                                      153,367              161,818              443,285              472,394

Eliminations                                               (645)              (1,607)              (1,977)               (8,660)
                                              -------------------  -------------------  -------------------    ----------------
  Consolidated net sales                             $   152,722          $   160,211          $   441,308           $  463,734
                                              ===================  ===================  ===================    ================

EBITDA
European Roll Coating                                $     4,522          $     4,702          $    15,145           $   17,511
U.S. Fabrication                                          11,353               11,358               27,950               25,076
European Fabrication                                       1,456                1,525                5,337                6,029
                                              -------------------  -------------------  -------------------    ----------------
Total EBITDA for reportable segments                      17,331               17,585               48,432               48,616

Expenses that are not segment specific                     (916)                (883)              (3,318)              (3,327)
Depreciation and amortization                            (3,577)              (3,075)             (10,404)              (9,186)
Interest expense, net                                    (5,687)              (5,815)             (16,318)             (17,949)
                                              -------------------  -------------------  -------------------    ----------------
  Consolidated earnings before income taxes           $    7,151          $     7,812          $    18,392           $   18,154
                                              ===================  ===================  ===================    ================

                  EURAMAX INTERNATIONAL LIMITED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)



7.   SEGMENT INFORMATION (CONTINUED):

The following table reflects revenues from external customers by groups of similar products for the quarters and nine months ended September 25, 1999 and September 26, 1998:

                                                                        QUARTERS ENDED                  NINE MONTHS ENDED
                                                                -------------------------------  ---------------------------------
                                                                SEPTEMBER 25,     SEPTEMBER 26,    SEPTEMBER 25,     SEPTEMBER 26,
   CUSTOMERS/MARKETS                PRIMARY PRODUCTS                1999              1998             1999              1998
-------------------------   ----------------------------------  --------------  ---------------  ---------------  ----------------
Original Equipment          Painted aluminum sheet and coil;
Manufacturers ("OEMs")        fabricated painted aluminum,
                              laminated and fiberglass
                              panels; RV doors, windows and
                              roofing; and composite
                              building panels                       $  61,435         $ 64,432        $ 198,801         $ 212,855

Rural Contractors           Steel and aluminum roofing and
                            siding                                     32,926           37,185           87,469            91,819

Home Centers                Raincarrying systems, roofing
                              accessories, windows, doors,
                              and shower enclosures                    26,924           26,569           65,883            67,241

Manufactured Housing        Steel siding and trim components
                                                                       10,903           14,149           35,144            43,591

Distributors                Metal coils, raincarrying
                              systems and roofing accessories
                                                                        8,761            5,785           20,882            17,622

Industrial and              Standing seam panels and siding
Architectural                 and roofing accessories
Contractors                                                             5,118            6,358           13,776            15,767

Home                        Vinyl replacement windows; metal
Improvement                   roofing and insulated roofing
Contractors                   panels; shower, patio and
                              entrance doors; and awnings
                                                                        6,655            5,733           19,353            14,839
                                                                --------------  ---------------  ---------------  ----------------
                                                                    $ 152,722        $ 160,211        $ 441,308         $ 463,734
                                                                ==============  ===============  ===============  ================

                                     10

               EURAMAX INTERNATIONAL LIMITED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)



8.   SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS:

On September 25, 1996, Euramax purchased the Company from Alumax. The acquisition was financed, in part, through Senior Subordinated Notes due 2006 (the "Notes"). The Notes are primary obligations of Euramax (the "Parent"). The United Kingdom and The Netherlands holding company subsidiaries of Euramax are co-obligors under the Notes (the "Co-obligors"). The United States holding company subsidiary of Euramax (the "Guarantor") has provided a full and unconditional guarantee of the Notes. The following Supplemental Condensed Combined Financial Statements as of and for the quarters and nine months ended September 25, 1999 and September 26, 1998, reflect the financial position and results of operations of each of the Parent, the Co-Obligors and Guarantor entities, and such combined information of the Non-Guarantor Subsidiaries. The Co-obligors and the Guarantor are wholly owned subsidiaries of Euramax and are each jointly, severally, fully, and unconditionally liable under the Notes. Separate complete financial statements of each Co-obligor and of the Guarantor are not presented because management has determined that they are not material to investors.

                                                                  QUARTER ENDED SEPTEMBER 25, 1999
                                   -----------------------------------------------------------------------------------------------
                                          CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                   ------------------------------------------------------
                                                               EURAMAX      EURAMAX
                                     EURAMAX     AMERIMAX     EUROPEAN      EUROPEAN
                                   INTERNATIONAL HOLDINGS,    HOLDINGS      HOLDINGS
                                     LIMITED       INC.         PLC          B.V.        NON-GUARANTOR   CONSOLIDATED
                                    (PARENT)    (GUARANTOR)   (CO-OBLIGOR) (CO-OBLIGOR)  SUBSIDIARIES    ELIMINATIONS    TOTALS
                                   ------------ ------------  ------------ ------------- --------------  ------------ -------------
Net Sales                          $          -   $        -    $        -   $         -   $     152,722  $        -   $     152,722

Cost and expenses:
    Cost of goods sold                        -            -             -             -         122,744           -         122,744
    Selling and general                     726            -             -             -          13,197           -          13,923
    Depreciation and amortization             -            -             -             -           3,577           -           3,577
                                   ------------ ------------  ------------ -------------  -------------- ------------  -------------
       Earnings (loss) from
        operations                        (726)            -             -             -          13,204           -          12,478

Equity in earnings (loss) of
    subsidiaries                          4,611        3,339         (836)         1,816               -     (8,930)               -
Interest expense, net                         -        (457)         (158)         (124)         (4,948)           -         (5,687)
Other income (expense), net                   -            -           982            59           (681)           -             360
                                   ------------ ------------   ------------ ------------- --------------  ------------ -------------

       Earnings (loss) before income
        taxes                             3,885        2,882          (12)         1,751           7,575     (8,930)           7,151

Provision (benefit) for income taxes      (225)        (178)           263          (13)           3,194           -           3,041
                                   ------------ ------------  ------------ -------------   -------------- ------------ -------------

Net earnings (loss)                       4,110        3,060         (275)         1,764           4,381     (8,930)           4,110


Dividends on redeemable preference
    shares                                1,738            -             -             -               -           -           1,738
                                    ------------ ------------  ------------ -------------  -------------- ------------ -------------

Net earnings (loss) available for
    ordinary shareholders          $      2,372  $     3,060   $     (275)  $      1,764   $       4,381  $  (8,930)   $       2,372
                                   ============  ============  ===========  =============  ============== ============ =============

                EURAMAX INTERNATIONAL LIMITED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         (THOUSANDS OF U.S. DOLLARS)
                                 (UNAUDITED)

8.   SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED):

                                                                  QUARTER ENDED SEPTEMBER 26, 1998
                                  -------------------------------------------------------------------------------------------------
                                         CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                  ------------------------------------------------------
                                    EURAMAX      AMERIMAX       EURAMAX     EURAMAX
                                  INTERNATIONAL HOLDINGS,      EUROPEAN    EUROPEAN
                                    LIMITED        INC.      HOLDINGS PLC HOLDINGS B.V.  NON-GUARANTOR                CONSOLIDATED
                                   (PARENT)    (GUARANTOR)   (CO-OBLIGOR) (CO-OBLIGOR)   SUBSIDIARIES   ELIMINATIONS     TOTALS
                                  ------------ ------------- ------------ -------------- -------------- ------------- -------------
Net Sales                             $     -      $      -      $     -       $      -    $   160,211      $      -    $  160,211

Cost and expenses:
    Cost of goods sold                      -             -            -              -        131,728             -       131,728
    Selling and general                     -             -            -              -         12,526             -        12,526
    Depreciation and amortization           -             -            -              -          3,075             -         3,075
                                  ------------ ------------- ------------ -------------- -------------- ------------- -------------

       Earnings from operations             -             -            -              -         12,882             -        12,882

Equity in earnings (loss) of
    subsidiaries                        4,899         3,759        (490)          (147)              -       (8,021)             -
Interest expense, net                       -         (456)        (199)          (145)        (5,015)             -       (5,815)
Other income (expense), net                 -             -          622          2,891        (2,768)             -           745
                                  ------------ ------------- ------------ -------------- -------------- ------------- -------------

       Earnings (loss) before
          income taxes                  4,899         3,303         (67)          2,599          5,099       (8,021)         7,812

Provision (benefit) for income
    taxes                                   -         (212)           71          1,077          1,977             -         2,913
                                  ------------ ------------- ------------ -------------- -------------- ------------- -------------

Net earnings (loss)                     4,899         3,515        (138)          1,522          3,122       (8,021)         4,899

Dividends on redeemable preference
    shares                              1,514             -            -              -              -             -         1,514
                                  ------------ ------------- ------------ -------------- -------------- ------------- -------------

Net earnings (loss) available for
    ordinary shareholders           $   3,385     $   3,515    $   (138)     $    1,522     $    3,122     $  (8,021)    $   3,385
                                  ============ ============= ============ ============== ============== ============= ============

                                      12

               EURAMAX INTERNATIONAL LIMITED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)

8.   SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED):

                                                                   NINE MONTHS ENDED SEPTEMBER 25, 1999
                                -------------------------------------------------------------------------------------------------
                                        CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                ------------------------------------------------------
                                   EURAMAX      AMERIMAX       EURAMAX      EURAMAX
                                 INTERNATIONAL HOLDINGS,      EUROPEAN     EUROPEAN
                                   LIMITED        INC.      HOLDINGS PLC HOLDINGS B.V.  NON-GUARANTOR                CONSOLIDATED
                                  (PARENT)    (GUARANTOR)   (CO-OBLIGOR) (CO-OBLIGOR)   SUBSIDIARIES   ELIMINATIONS     TOTALS
                                 ------------ ------------- ------------ -------------- -------------- ------------- -------------
Net Sales                            $     -      $      -      $     -       $      -    $   441,308      $      -    $  441,308

Cost and expenses:
    Cost of goods sold                     -             -            -              -        354,468             -       354,468
    Selling and general                2,148             -            -              2         39,134             -        41,284
    Depreciation and amortization          -             -            -              -         10,404             -        10,404
                                 ------------ ------------- ------------ -------------- -------------- ------------- -------------

       Earnings (loss) from
        operations                   (2,148)                                       (2)         37,302             -        35,152

Equity in earnings of subsidiaries    12,063         7,478          827          7,626              -      (27,994)             -
Interest expense, net                      -       (1,369)         (25)          (257)       (14,667)             -      (16,318)
Other income (expense), net              (3)             -        (498)        (4,093)          4,152             -         (442)
                                 ------------ ------------- ------------ -------------- --------------- ------------- ------------

       Earnings before income taxes    9,912         6,109          304          3,274         26,787      (27,994)        18,392

Provision (benefit) for income
    taxes                               (667)         (534)        (152)        (1,495)         10,661             -         7,813
                                 ------------ ------------- ------------ -------------- --------------- ------------- ------------

Net earnings                          10,579         6,643          456          4,769         16,126      (27,994)        10,579

Dividends on redeemable preference
    shares                             5,038             -            -              -              -             -         5,038
                                 ------------ ------------- ------------ --------------- ------------- ------------- -------------

Net earnings available for
    ordinary shareholders         $    5,541     $   6,643     $    456      $   4,769     $   16,126   $  (27,994)    $    5,541
                                 ============ ============= ============ ============== =============== ============= ============

                EURAMAX INTERNATIONAL LIMITED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)



8.   SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED):

                                                              NINE MONTHS ENDED SEPTEMBER 26, 1998
                                -------------------------------------------------------------------------------------------------
                                       CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                ------------------------------------------------------
                                  EURAMAX      AMERIMAX       EURAMAX      EURAMAX
                                INTERNATIONAL HOLDINGS,      EUROPEAN     EUROPEAN
                                  LIMITED        INC.      HOLDINGS PLC HOLDINGS B.V.  NON-GUARANTOR                CONSOLIDATED
                                 (PARENT)    (GUARANTOR)   (CO-OBLIGOR) (CO-OBLIGOR)   SUBSIDIARIES   ELIMINATIONS     TOTALS
                                ------------ ------------  ------------ -------------- -------------- ------------- -------------

Net Sales                           $      -     $      -    $       -      $       -    $   463,734      $       -   $  463,734

Cost and expenses:
    Cost of goods sold                     -            -            -              -        381,717              -      381,717
    Selling and general                  128            -            -              -         37,213              -       37,341
    Depreciation and amortization          -            -            -              -          9,186              -        9,186
                                 ------------ ------------  -----------  -------------  -------------- ------------  ------------

    Earnings (loss) from
     operations                         (128)           -            -              -         35,618              -       35,490

Equity in earnings of subsidiaries    11,023        4,216        2,013          4,656              -        (21,908)           -
Interest expense, net                      -       (1,369)        (628)          (374)       (15,578)             -      (17,949)
Other income (expense), net                -            -          349          2,138         (1,874)             -          613
                                 ------------ ------------  -----------  -------------  -------------- ------------  ------------

    Earnings before income taxes      10,895        2,847        1,734          6,420         18,166        (21,908)      18,154

Provision (benefit) for income
    taxes                                 39         (619)         (91)           688          7,281              -        7,298
                                 ------------ ------------  -----------  -------------  -------------- ------------  ------------

Net earnings                          10,856        3,466        1,825          5,732         10,885        (21,908)      10,856

Dividends on redeemable preference
    shares                             4,390            -            -              -              -              -        4,390
                                 ------------ ------------  -----------  -------------  -------------- ------------  ------------

Net earnings available for
    ordinary shareholders           $  6,466     $  3,466    $   1,825      $   5,732     $   10,885       $(21,908)   $   6,466
                                 ============ ============  ===========  =============  ============== ============= ============

                   EURAMAX INTERNATIONAL LIMITED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          (THOUSANDS OF U.S. DOLLARS)
                                  (UNAUDITED)


8.   SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED):

                                                                        SEPTEMBER 25, 1999
                                -------------------------------------------------------------------------------------------------
                                       CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                ------------------------------------------------------
                                  EURAMAX      AMERIMAX       EURAMAX      EURAMAX
                                INTERNATIONAL HOLDINGS,      EUROPEAN     EUROPEAN
                                  LIMITED        INC.      HOLDINGS PLC HOLDINGS B.V.  NON-GUARANTOR                CONSOLIDATED
                                 (PARENT)    (GUARANTOR)   (CO-OBLIGOR) (CO-OBLIGOR)   SUBSIDIARIES   ELIMINATIONS     TOTALS
                                ------------ ------------  ------------ -------------- -------------- ------------- -------------
                                                                                   ASSETS
Current assets:
     Cash and equivalents        $         -   $        -   $          -   $           -  $    13,872    $         -   $   13,872
     Accounts receivable, net             53            -              -               -       91,155              -       91,208
     Inventories                           -            -              -               -       78,629              -       78,629
     Other current assets                  -            -              -               -        6,034              -        6,034
                                 ------------  -----------  -------------   -------------  -----------  ------------  ------------
        Total current assets              53            -              -               -      189,690              -      189,743
Property, plant and equipment, net         -            -              -               -      118,308              -      118,308
Amounts due from parent/affiliates    74,773       86,225         45,834          43,594       45,826       (296,252)           -
Goodwill, net                              -            -              -               -       85,747              -       85,747
Investment in consolidated
    subsidiaries                      67,177       40,037          1,240          26,108            -       (134,562)           -
Deferred income taxes                      -            -              -               -        8,603              -        8,603
Other assets                           1,656            -            670             707        5,041              -        8,074
                                 ------------  -----------  -------------   -------------  -----------  ------------  ------------
                                  $  143,659    $ 126,262    $    47,744     $    70,409    $ 453,215    $  (430,814)  $  410,475
                                 ============  ===========  =============   =============  ===========  =============  ===========

                                                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Cash overdrafts              $        -    $        -   $         -     $         -    $   3,467     $       -    $   3,467
     Accounts payable                      -             -             -               -       58,492             -       58,492
     Accrued expenses and other
      current liabilities                 29             -             -               -       22,592             -       22,621
     Income taxes payable             (1,554)      (2,622)        (1,335)          4,413       10,505             -        9,407
     Accrued interest payable              -        3,971          1,795           1,737          790             -        8,293
     Current maturities of
      long-term debt                       -            -              -               -        6,266             -        6,266
                                 ------------  -----------  -------------   -------------  -----------  ------------  -----------
         Total current liabilities    (1,525)       1,349            460           6,150      102,112             -      108,546
Long-term debt, less current
    maturities                        70,605            -         27,179          37,216       76,590             -      211,590
Amounts due to parent/affiliates      10,926       93,407         10,684           2,743      178,492      (296,252)           -
Other liabilities                          -            -              -               -       10,708             -       10,708
Deferred income taxes                      -            -              -               -       15,978             -       15,978
                                 ------------  -----------  -------------   -------------  -----------  ------------  -----------
         Total liabilities            80,006       94,756         38,323          46,109      383,880      (296,252)     346,822
                                 ------------  -----------  -------------   -------------  -----------  ------------  -----------
Redeemable preference shares          51,377            -              -               -            -             -       51,377
                                 ------------  -----------  -------------   -------------  -----------  ------------  -----------
Ordinary shareholders' equity:
     Ordinary shares                   1,000            -             78              23        4,970        (5,071)       1,000
     Paid-in capital                       -       17,000          6,922           9,077       89,458      (122,457)           -
     Retained earnings (deficit)      16,888       14,767          4,475          17,731      (20,349)      (16,624)      16,888
     Accumulated other
      comprehensive loss              (5,612)        (261)        (2,054)         (2,531)      (4,744)        9,590      (5,612)
                                 ------------  -----------  -------------   -------------  -----------  ------------  -----------
         Total ordinary
             shareholders' equity     12,276       31,506          9,421          24,300       69,335      (134,562)      12,276
                                 ------------  -----------  -------------   -------------  -----------  ------------  -----------
                                  $  143,659    $ 126,262   $     47,744    $     70,409    $ 453,215   $  (430,814)   $ 410,475
                                 ============  ===========  =============   =============  ===========  ============  ===========

                                      15

              EURAMAX INTERNATIONAL LIMITED AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           (THOUSANDS OF U.S. DOLLARS)
                                   (UNAUDITED)


8.   SUPPLEMENTAL CONDENSED COMBINED FINANCIAL STATEMENTS (CONTINUED):

                                                                       DECEMBER 25, 1998
                                -------------------------------------------------------------------------------------------------
                                       CO-OBLIGORS AND GUARANTOR SUBSIDIARIES
                                ------------------------------------------------------
                                  EURAMAX      AMERIMAX       EURAMAX      EURAMAX
                                INTERNATIONAL HOLDINGS,      EUROPEAN     EUROPEAN
                                  LIMITED        INC.      HOLDINGS PLC HOLDINGS B.V.  NON-GUARANTOR                CONSOLIDATED
                                 (PARENT)    (GUARANTOR)   (CO-OBLIGOR) (CO-OBLIGOR)   SUBSIDIARIES   ELIMINATIONS     TOTALS
                                ------------ ------------  ------------ -------------- -------------- ------------- -------------
                                                                                   ASSETS
Current assets:
     Cash and equivalents      $           -  $          -  $          -  $            - $     19,044 $           - $      19,044
     Accounts receivable, net              -             -             -               -       81,845             -        81,845
     Inventories                           -             -             -               -       74,735             -        74,735
     Other current assets                  -             -             -               -        4,585             -         4,585
                                 ------------   -----------   -----------    ------------  -----------  ------------  ------------
          Total current assets             -             -             -               -      180,209             -       180,209
Property, plant and equipment, net         -             -             -               -      117,080                     117,080
Amounts due from parent/affiliates    73,197        72,188        43,622          46,447       93,168     (328,622)             -
Goodwill, net                              -             -             -               -       76,047             -        76,047
Investment in consolidated
     subsidiaries                     57,951        32,559           357          20,846            -     (111,713)             -
Deferred income taxes                      -             -             -               -        8,588                       8,588
Other assets                           1,834             -           756             871        3,264             -         6,725
                                 ------------   -----------   -----------    ------------  -----------  ------------  ------------
                                 $   132,982    $  104,747    $   44,735     $    68,164   $  478,356   $ (440,335)   $   388,649
                                 ============   ===========   ===========    ============  ===========  ============  ============

                                                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Cash overdrafts             $         -    $        -    $        -     $         -   $    1,513   $         -   $     1,513
     Accounts payable                      -             -             -               -       51,862             -        51,862
     Accrued expenses and other
      current liabilities                305             -             -               -       20,599             -        20,904
     Income taxes payable              (882)       (2,088)       (1,207)           1,095        6,560              -        3,478
     Accrued interest payable              -         1,986           913             967          846             -         4,712
     Current maturities of long-
      term debt                            -             -             -               -        9,182             -         9,182
                                 ------------   -----------   -----------    ------------  -----------  ------------  ------------
         Total current liabilities     (577)         (102)         (294)           2,062       90,562             -        91,651
Long-term debt, less current
     maturities                       70,605             -        27,179          37,216       73,496             -       208,496
Amounts due to parent/affiliates       6,950        79,987         8,792           7,019      225,874     (328,622)             -
Other liabilities                          -             -             -               -       13,100             -        13,100
Deferred income taxes                      -             -             -               -       19,398             -        19,398
                                 ------------   -----------   -----------    ------------  -----------  ------------  ------------
         Total liabilities            76,978        79,885        35,677          46,297      422,430     (328,622)       332,645
                                 ------------   -----------   -----------    ------------  -----------  ------------  ------------
Redeemable preference shares          46,339             -             -               -            -             -        46,339
                                 ------------   -----------   -----------    ------------  -----------  ------------  ------------
Ordinary shareholders' equity:
     Ordinary shares                   1,000             -            78              23        4,970       (5,071)         1,000
     Paid-in capital                       -        17,000         6,922           9,077       89,458     (122,457)             -
     Retained earnings (deficit)      11,347         8,124         4,019          12,962     (36,475)        11,370        11,347
     Accumulated other
      comprehensive loss             (2,682)         (262)       (1,961)           (195)      (2,027)         4,445       (2,682)
                                 ------------   -----------   -----------    ------------  -----------  ------------  ------------
         Total ordinary
          shareholders' equity         9,665        24,862         9,058          21,867       55,926     (111,713)         9,665
                                 ------------   -----------   -----------    ------------  -----------  ------------  ------------
                                 $   132,982    $  104,747    $   44,735     $    68,164   $  478,356   $ (440,335)   $   388,649
                                 ============   ===========   ===========    ============  ===========  ============  ============

                                               16

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

BUSINESS STRATEGY

The Company's strategy is to expand its leadership position as a producer of aluminum and steel products and to further diversify product offerings, customers and geographic regions in which it operates. Under this strategy, the Company is pursuing organic growth through product development, new territories and new customers. Also under this strategy, during the nine months ended September 25, 1999, the Company successfully completed three acquisitions. On February 5, 1999, the Company acquired certain assets related to the building materials business of Unimet Manufacturing, Inc. ("Unimet"). The acquisition was completed to expand the Company's customer base for metal raincarrying systems sold to the home center, buying cooperative and building distributor markets in the United States. In addition, on April 23, 1999, the Company completed an acquisition of all of the outstanding shares of Color Clad plc, a U.K. corporation ("Color Clad"). Color Clad is a producer of aluminum exterior walls and roofs sold primarily to U.K. producers of recreational vehicles (caravans). The acquisition supplements the Company's leading position as a supplier of such products in Western Europe. Further, on June 3, 1999, the Company acquired all of the outstanding shares of Atlanta Metal Products, Inc. ("AMP"). AMP is a producer and distributor of custom and standard metal raincarrying, roofing, and accessory products for the building and construction market, primarily in the Southeast. The acquisition has enhanced the Company's position as a supplier of metal raincarrying and roofing products to the distributor market in the United States. The Company expects to continue identifying and acquiring businesses and assets as part of executing its strategy.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 25, 1999 AS COMPARED TO QUARTER ENDED
SEPTEMBER 26, 1998

The following table sets forth the Company's Statements of Earnings data expressed as a percentage of net sales:

                                                                                    QUARTERS ENDED
                                                                      --------------------------------------------
                                                                          SEPTEMBER 25,         SEPTEMBER 26,
                                                                              1999                  1998
                                                                      --------------------------------------------
STATEMENTS OF EARNINGS DATA:
Net sales                                                                     100.0%                100.0%
Costs and expenses:
  Cost of goods sold                                                           80.4                  82.2
  Selling and general                                                           9.1                   7.8
  Depreciation and amortization                                                 2.3                   1.9
                                                                      --------------------------------------------
   Earnings from operations                                                     8.2                   8.1
Interest expense, net                                                          (3.7)                 (3.6)
Other income, net                                                               0.2                   0.5
                                                                      --------------------------------------------
    Earnings before income taxes                                                4.7                   5.0
Provision for income taxes                                                      2.0                   1.8
                                                                      --------------------------------------------
    Net earnings                                                                2.7%                  3.2%
                                                                      ============================================

The following table sets forth the Net Sales and Earnings from Operations data for the United States and Europe for the quarters ended September 25, 1999 and September 26, 1998:

                                       Net Sales                                   Earnings from Operations
                    ------------------------------------------------      --------------------------------------------
                    September 25,      September 26,      Increase/     September 25,    September 26,    Increase/
  IN THOUSANDS          1999              1998           (decrease)         1999            1998         (decrease)
                    ---------------    ---------------   ------------   -------------   --------------    ------------
  United States     $       108,961    $       111,663         (2.4)%    $     8,857    $        8,716           1.6%
  Europe                     43,761             48,548         (9.9)%          3,621             4,166        (13.1)%
                    ---------------    ---------------                  -------------   --------------
       Totals       $       152,722    $       160,211         (4.7)%    $    12,478    $       12,882         (3.1)%
                    ===============    ===============                  =============   ==============

NET SALES. Net sales in the United States for the third quarter of 1999 were slightly lower when compared to the same period of 1998, reflecting a decrease of 2.4%. Sales in the United States benefited primarily from increases in sales to the recreational vehicle ("RV"), distributor and home improvement contractor markets, while sales continued to lag in the manufactured housing, rural contractor and industrial and architectural contractor markets. The increase in sales to the RV market coincides with what appears to be a record year for shipments of end-use products by the RV industry in the United States. In recent years the RV industry has thrived in an environment of low interest rates, low fuel prices and favorable demographics. Changes to one or more of these factors may preclude shipments from continuing at the current pace. The favorable increase in sales to the distributor market is attributable, in part, to the acquisition of AMP (see
Note 1 to the Condensed Consolidated Financial Statements). The home improvement contractor market also experienced an increase in sales aided by an increase in the sale of vinyl windows. Lower sales to the manufactured housing market contributed to the decrease in sales and were primarily the result of lower realized sales prices caused by competition for a declining number of manufactured homes produced with steel siding. The Company continues to explore opportunities to increase its offering of substitute materials to this market. The decline in sales is also attributable to lower sales to the rural contractor market, which is primarily due to a decline in sales to the confinement market resulting from increased federal and state legislation effecting the swine confinement market. Further, sales to the industrial and architectural contractor markets lagged primarily due to a nationwide downturn of non-residential construction and lower realized selling prices resulting from competition for the reduced number of available projects. The Company's United States subsidiaries are included in the U.S. Fabrication Segment (see Note 7 to the Condensed Consolidated Financial Statements).

Net sales in Europe for the quarter ended September 25, 1999, were approximately 9.9% lower than the quarter ended September 26, 1998. Approximately 48% of the decline reflects the weakening of the Pound Sterling, Dutch Guilder and French Franc relative to the U.S. Dollar. The balance of the decline relates to a softer market for industrial consumers of aluminum and steel coil in the United Kingdom and continental Europe. Further, the strength of the Pound Sterling relative to other foreign currencies has restricted the Company's ability to competitively export, to continental Europe, products produced in the United Kingdom. Offsetting the decline in sales to a variety of industrial consumers, third quarter 1999 sales to the RV (caravan) sector of the OEM market in both The Netherlands and the United Kingdom increased. These factors resulted in a net decrease in sales in the European Roll Coating Segment (see Note 7 to the Condensed Consolidated Financial Statements).

COST OF GOODS SOLD. Cost of goods sold, as a percentage of net sales, decreased 1.8% for the quarter ended September 25, 1999, to 80.4% in 1999 from 82.2% in 1998. This decrease is primarily attributable to a decrease in the average raw material aluminum prices as compared to the prior year.

SELLING AND GENERAL. Selling and general expenses, as a percentage of net sales, increased 1.3% for the quarter ended September 25, 1999, to 9.1% in 1999 from 7.8% in 1998. This increase is primarily attributable to information technology expenses, product development, salary increases and professional fees related to the Reorganization. See Note 1 to the Condensed Consolidated Financial Statements for information regarding the Reorganization.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization, as a percentage of net sales, increased 0.4% for the quarter ended September 25, 1999, to 2.3% in 1999 from 1.9% in 1998, primarily related to 1999 acquisitions.

EARNINGS FROM OPERATIONS. Despite decreases in net sales for the reasons stated above, the Company has maintained stable margins on a consolidated basis. Earnings from operations, as a percentage of net sales, were 8.2% of net sales for the quarter ended September 25, 1999, and 8.1% of sales for the quarter ended September 26, 1998.

INTEREST EXPENSE, NET. Net interest expense decreased to $5.7 million for the quarter ended September 25, 1999, from $5.8 million for the quarter ended September 26, 1998, primarily due to lower average debt balances.

OTHER EXPENSES, NET. Other expenses were not significant for the quarters ended September 25, 1999 and September 26, 1998.

PROVISION FOR INCOME TAXES. The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The effective rate for the provision for income taxes increased to 42.5% from 37.3% for the quarters ended September 25, 1999 and September 26, 1998, respectively. The increase in the effective rate is primarily due to higher forecasted U.S. earnings, which are taxed at a slightly higher rate than the European earnings, and non-deductible goodwill amortization resulting from acquisitions.

NINE MONTHS ENDED SEPTEMBER 25, 1999 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 26, 1998

The following table sets forth the Company's Statements of Earnings data expressed as a percentage of net sales:

                                                                                   NINE MONTHS ENDED
                                                                      --------------------------------------------
                                                                          SEPTEMBER 25,         SEPTEMBER 26,
                                                                              1999                  1998
                                                                      --------------------------------------------
STATEMENTS OF EARNINGS DATA:
Net sales                                                                     100.0%                100.0%
Costs and expenses:
  Cost of goods sold                                                           80.3                  82.3
  Selling and general                                                           9.3                   8.1
  Depreciation and amortization                                                 2.4                   2.0
                                                                      --------------------------------------------
   Earnings from operations                                                     8.0                   7.6
Interest expense, net                                                          (3.7)                 (3.9)
Other income (expense), net                                                     (.1)                  0.1
                                                                      --------------------------------------------
    Earnings before income taxes                                                4.2                   3.8
Provision for income taxes                                                      1.8                   1.6
                                                                      --------------------------------------------
    Net earnings                                                                2.4%                  2.2%
                                                                      ============================================

                                     19

The following table sets forth the Net Sales and Earnings from Operations data for the United States and Europe for the nine months ended September 25, 1999 and September 26, 1998:

                                       Net Sales                                   Earnings from Operations
                      ---------------------------------------------      ---------------------------------------------
                     September 25,    September 26,    Increase/       September 25,   September 26,      Increase/
  IN THOUSANDS           1999             1998         (decrease)          1999             1998         (decrease)
                    ----------------  -------------   ------------     -------------   -------------     ------------
  United States       $     294,749     $   300,449         (1.9)%       $    21,656     $    17,375            24.6%
  Europe                    146,559         163,285        (10.2)%            13,496          18,115          (25.5)%
                      -------------     -----------                      -----------     -----------
       Totals         $     441,308     $   463,734         (4.8)%       $    35,152     $    35,490           (1.0)%
                      ==============    ============                     ============    ============

NET SALES. Net sales in the United States, for the nine months ended September 25, 1999, reflect approximately $6.0 million in sales attributable to the acquisitions of Unimet and AMP. For the nine months ended September 25, 1999, as compared to the nine months ended September 25, 1998, sales in the Unites States also benefited primarily from increases in sales to distributors and home improvement contractors and, also, from increases in sales to RV manufacturers. Sales decreased to manufactured housing customers, rural contractors and industrial and architectural contractors, offsetting sales increases and resulting in a net decline in United States sales of approximately 1.9%. See "Quarter Ended September 25, 1999 as Compared to Quarter Ended September 26, 1999 Net Sales" for further discussion of the factors affecting sales in the United States, as the factors also apply to net sales for the nine months ended September 25, 1999, as compared to the nine months ended September 26, 1998.

Sales in Europe for the nine months ended September 25, 1999, as compared to the prior year, declined approximately 10.2%. Approximately 16% of this decline reflects the weakening of the Pound Sterling, Dutch Guilder and French Franc relative to the U.S. Dollar. The balance of the decrease in sales in Europe is primarily attributable to a softer market for industrial consumers of aluminum and steel coil in the United Kingdom and continental Europe and export pricing pressures in the United Kingdom. In addition, net sales in both the United States and Europe declined due to lower average aluminum selling prices in 1999 as compared to 1998. The average price of aluminum on the London Metal Exchange for the nine months ended September 25, 1999, was approximately 4.9% lower than the average for the nine months ended September 25, 1998. Sales of aluminum-based products were approximately 53.4% of net sales for the nine months ended September 25, 1999. Offsetting the decline in sales, sales to the RV (caravan) sector of the OEM market increased for the nine months ended September 25, 1999, compared to the nine months ended September 26, 1998.

COST OF GOODS SOLD. Cost of goods sold, as a percentage of net sales, decreased 2.0% for the nine months ended September 25, 1999, to 80.3% in 1999 from 82.3% in 1998. This decrease is primarily attributable to operational improvements realized at the Helena, Arkansas paintline facility, and a decrease in the average raw material aluminum prices.

SELLING AND GENERAL. Selling and general expenses, as a percentage of net sales, increased 1.2% for the nine months ended September 25, 1999, to 9.3% in 1999 from 8.1% in 1998. This increase is primarily attributable to lower net sales, information technology expenses, product development, salary increases and professional fees related to the Reorganization. See Note 1 to the Condensed Consolidated Financial Statements for information regarding the Reorganization.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization, as a percentage of net sales, increased 0.4% for the nine months ended September 25, 1999, to 2.4% in 1999 from 2.0% in 1998, primarily related to the 1999 acquisitions.

EARNINGS FROM OPERATIONS. Despite decreases in net sales for the reasons stated above, the Company increased its earnings from operations, as percentage of net sales. As a percentage of net sales, earnings from operations increased to 8.0% for the nine months ended September 25, 1999, from 7.6% for the nine months ended September 26, 1998. The Company's geographic and market diversity, the diversity of its product offerings, and productivity improvements, have resulted in stable margins on a consolidated basis in a period of reduced demand in continental Europe and export pricing pressures in the United Kingdom. For the nine months ended September 25, 1999, as compared to the prior year, the improvement in earnings in the United States is primarily due to operational and market improvements, while the decline in European earnings is primarily attributable to softer European markets.

INTEREST EXPENSE, NET. Net interest expense decreased to $16.3 million for the nine months ended September 25, 1999, from $17.9 million for the nine months ended September 26, 1998, primarily due to lower average debt balances.

OTHER EXPENSES, NET. Other expenses were not significant for the nine months ended September 25, 1999 and September 26, 1998.

PROVISION FOR INCOME TAXES. The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The effective rate for the provision for income taxes was 42.5% for the nine months ended September 25, 1999, and 40.2% for the nine months ended September 26, 1998. The increase in the effective rate is primarily due to higher forecasted United States earnings, which are taxed at a slightly higher rate than the European earnings, and non-deductible goodwill resulting from acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY. The Company's primary liquidity needs arise from debt service incurred in connection with acquisitions and the funding of capital expenditures. As of September 25, 1999, the Company had outstanding indebtedness of $217.9 million, as compared to $217.7 as of December 25, 1998. Included in such indebtedness was approximately $82.9 million under the Company's Credit Agreement, consisting of $31.9 million under the Company's Term Loans and $51.0 million under the Company's Revolving Credit Facility. The undrawn amount of the Revolving Credit Facility at September 25, 1999, was $49.0 million, which was available for working capital and general corporate purposes, subject to borrowing base limitations. As of September 25, 1999, this amount was fully available. Although the 1999 acquisitions were financed with borrowings under the Company's Credit Agreement, the increase in indebtedness was offset by repayments of debt resulting from reductions in working capital and cash flow generated from operations.

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

The Company's primary source of liquidity is funds generated from operations, which are supplemented by borrowings under the Credit Agreement. Net cash provided by operating activities increased $1.3 million for the nine months ended September 25, 1999, compared to the nine months ended September 26, 1998.

See Note 1 to the Condensed Consolidated Financial Statements for information regarding acquisitions completed during the nine months ended September 25, 1999, and the related purchase prices.

The Company believes that cash generated from operations and, subject to borrowing base limitations, borrowings under the Company's Credit Agreement will be adequate to meet its needs for the foreseeable future, although no assurance to that effect can be given.

CAPITAL EXPENDITURES. The Company's capital expenditures were $10.2 million and $9.5 million for the nine months ended September 25, 1999 and September 26, 1998, respectively. Capital expenditures in both periods primarily relate improvements in the Company's paintlines and to purchases and upgrades of fabricating equipment and information systems. In addition, the Company has made and will continue to make capital expenditures to comply with Environmental Laws. Environmental capital expenditures for the nine months ended September 25, 1999 and September 26, 1998, were not significant.

WORKING CAPITAL MANAGEMENT. Working capital was $81.2 million as of September 25, 1999, compared to $88.6 million as of December 25, 1998. The decrease in working capital is primarily due to an increase in current liabilities as of September 25, 1999, compared to December 25, 1998, resulting from the timing of payments due. The Company expects to continue to aggressively manage working capital levels.

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

With respect to remediation, two of the Company's subsidiaries are currently finalizing conversions to fully integrated third-party software packages that will process the majority of the Company's key transactions. These conversions, including the testing and implementation of the new systems, are expected to be fully complete in the fourth quarter of 1999. Historical costs incurred through September 25, 1999, are approximately $2.5 million. The Company estimates the costs to complete the conversions to be approximately $240.0 thousand, which will be funded through operating cash flows. The total estimated costs of conversion to the integrated third party software packages also include the costs of conversion to the Euro (see "European Currency"). The Company is approximately 85% complete with the remediation phase related to the modification and replacement of the systems software located at the two subsidiaries. The Company believes that with the current modifications of existing software, the Year 2000 issue can be mitigated with respect to its significant processes.

The Company is 100% complete on the testing phase for all other systems and operating equipment that the Company has assessed as being capable of properly utilizing dates beyond December 31, 1999.

With respect to third parties, the Company has communicated with a majority of its major customers and its major vendors and suppliers to determine their state of readiness with respect to the Year 2000 issue. In addition, the Company conducted tests with several of its major vendors and suppliers during 1998 and 1999. All costs associated with supplier and vendor compliance were borne by the suppliers and vendors. Based upon the information provided by customers and suppliers and the tests which have been conducted with suppliers, the Company is not aware of any problems that would materially impact its results of operations, liquidity or capital resources.

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

SCHEDULE FOR INTRODUCTION OF THE EURO - Three of the Company's European subsidiaries are located in participating countries, but have elected the option of continuing to account for their transactions in their legacy currencies during at least the first half of the transition period. However, the Company, including subsidiaries located in both participating as well as non-participating countries, was able to transact business in the Euro as of January 1, 1999. This includes the ability to make and receive payments in the Euro, to invoice in the Euro, and to provide pricing in the Euro.

ECONOMIC IMPACT ON THE COMPANY - The increased price transparency resulting from the use of a single currency in the participating countries may affect the ability of certain companies to price their products differently in the various European markets. A possible result of this pricing transparency is price harmonization at lower average prices for products sold in some markets. However, due to the niche markets in which the Company operates, the Company does not anticipate and has not experienced a materially negative impact on its net sales or earnings from operations resulting from the use of a single currency by the participating countries.

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

COSTS OF CONVERSION TO THE EURO - The Company's European subsidiaries located in participating countries have converted or are in the process of converting to new computer systems to prepare for the Year 2000. These systems will also be Euro-capable. The conversions are expected to be in the fourth quarter of 1999. The Company estimates that its costs to complete the conversions to the new systems, which relate to Year 2000 issues, the Euro and operational improvements, will be approximately $200.0 thousand in the fourth quarter of 1999, and will be funded through operating cash flows. Other costs of conversion to the Euro are not expected to be material.

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

The Company's exposure to market risk from changes in interest rates and commodity prices have not changed significantly from the year ended December 25, 1998. The Company's exposure to market risk from changes in exchange rates has decreased since the year ended December 25, 1998. This analysis presents the hypothetical increase in foreign exchange loss and increase in interest expense related to those financial instruments and derivative instruments held by the Company at September 25, 1999, which are sensitive to changes in foreign currency exchange risks. A hypothetical 10 percent decrease in foreign currency exchange rates would increase the Company's foreign currency exchange loss by approximately $263.2 thousand for the nine months ended September 25, 1999, as compared to the hypothetical increase in the Company's foreign currency exchange loss of approximately $1.9 million for the year ended December 25, 1998. The decrease in the hypothetical loss for the period ended September 25, 1999, is primarily attributable to the prepayment of the Company's unhedged Tranche B Term Loans under the Dutch Guilder facility (U.S. Dollar denominated debt) during the second quarter of 1999.

All other factors remaining unchanged, a hypothetical 10 percent increase in foreign currency exchange rates for one year would increase interest expense by approximately $737.8 thousand as calculated at September 25, 1999, as compared to the hypothetical increase in the Company's interest expense of approximately $1.4 million as calculated at December 25, 1998. The decrease is primarily due to the effect of the weakening of the Dutch Guilder and Pound Sterling on the Company's currency swap payments (see Note 5 to the Consolidated Financial Statements for the year ended December 25, 1998, set forth in the Company's Annual Report on Form 10-K).

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) The following consolidated financial statements of Euramax International Limited and its subsidiaries are included in Part I,
         Item 1.

             Condensed Consolidated Statements of Earnings for the quarters and the nine months ended September 25, 1999 and September 26, 1998

             Condensed Consolidated Balance Sheets at September 25, 1999 and December 25, 1998

             Condensed Consolidated Statements of Cash Flows for the nine months ended September 25, 1999 and September 26, 1998

             Notes to Condensed Consolidated Financial Statements

(b) The Company filed no reports on Form 8-K during the three months ended September 25, 1999.

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

     2.2 Proposals for the acquisition of the entire issued share capital of Euramax International Limited by Euramax
              International, Inc. to be effected by means of a Scheme of Arrangement under Section 425 of the Companies Act 1985

     3.1*     Articles of Association of Euramax International Limited

     3.2*    Memorandum and Articles of Association of Euramax European
              Holdings plc

     3.3*     Articles of Association of Euramax International B.V.

     3.4*     Articles of Incorporation of Amerimax Holdings, Inc.

     3.5*     Bylaws of Amerimax Holdings, Inc.

     4.3* Indenture, dated as of September 25, 1996, by and among Euramax International Limited, Euramax European Holdings plc, Euramax European Holdings B.V., Amerimax Holdings, Inc. and the Chase Manhattan Bank, as Trustee.

     4.4* Deposit Agreement, dated as of September 25, 1996, by and among Euramax International Limited, Euramax European Holdings plc, Euramax European Holdings B.V., and The Chase Manhattan Bank, as book-entry depositary

     4.5* Registration Rights Agreement, dated as of September 25, 1996, by and among Euramax International Limited, Euramax European Holdings plc, Euramax European Holdings B.V., Amerimax Holdings, Inc. and J.P. Morgan Securities Inc. and Goldman Sachs & Co.

     4.6* Purchase Agreement dated as of September 18, 1996, by and among Euramax International Limited, Euramax European Holdings plc, Euramax European Holdings B.V., Amerimax Holdings, Inc. and J.P. Morgan Securities Inc. and Goldman Sachs & Co.

   10.26*** Incentive Compensation Plan effective January 1, 1997, by Euramax International Limited

   10.27*** Phantom Stock Plan effective January 1, 1999, by Euramax International Limited

   10.28****  Amendment and Waiver dated as of April 6, 1999, among Euramax
              International Limited, and its subsidiaries, Paribas (as Agent and Lender), and the Lenders, to the Amended and Restated Credit Agreement dated as of July 16, 1997.

      27      Financial Data Schedule

------------------------------------------------------------------------------
* Incorporated by reference to the Exhibit with the same number in the Registrant's Registration Statement on Form S-4 (333-05978) which became effective on February 7, 1997.
** Incorporated by reference to the Exhibit with the same number in the Registrant's Annual Report on Form 10-K (333-05978) which was filed on March 12, 1998.
*** Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on April 26, 1999.
**** Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on August 2, 1999.

                                 SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934, EURAMAX INTERNATIONAL LIMITED HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                         EURAMAX INTERNATIONAL LIMITED

         SIGNATURE                               TITLE                                            DATE
                                                                                                  ----
/s/ J. DAVID SMITH                  Chief Executive Officer and President                 November 3, 1999
------------------------------
J. David Smith



/s/ R. SCOTT VANSANT                Chief Financial Officer and Secretary                 November 3, 1999
------------------------------
R. Scott Vansant