Form 10-K405
period 1999-12-31
EURAMAX INTERNATIONAL PLC
filed 2000-03-23
CIK 1026743

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-05978

EURAMAX INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2502320 (I.R.S. Employer Identification No.)
5445 Triangle Pkwy Suite 350, Norcross, Georgia (address of principal executive offices)	30092 (Zip Code)

Registrant's telephone number, including area code: (770) 449-7066
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
None *
 (Title of Class)

* Certain notes issued by the Registrant are traded on the Luxembourg Stock Exchange.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /x/

    As of March 23, 2000, Registrant has outstanding 45,567,312 shares of Class A common stock and 4,434,680 shares of Class B common stock.

Page 1 of 91 pages
Exhibit Index begins on page 85

Note Regarding Private Securities Litigation Reform Act:  Statements contained in this Form 10-K that are not historical facts include forward-looking statements that are subject to the safe harbor rules created by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-K which address activities, events or developments which Euramax International, Inc. and subsidiaries (the "Company" or "Euramax") expect or anticipate will or may occur in the future, including statements regarding the Company's competitive position, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), changes in business strategy or development plans, cyclical demand for the Company's products, the supply and/or price of aluminum and other raw materials, currency exchange rate fluctuations, the Company's ability to pass on price increases, the impact of environmental laws and regulations, the availability of financing, reliance on key management personnel, ability to manage growth, the Company's expectations regarding the adequacy of current financing arrangements, loss of customers, quantitative and qualitative disclosures about market risk, and other statements regarding future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts are forward looking statements. Words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ significantly and materially from past results and from the Company's expectations, including the risk factors discussed in this Form 10-K, Item 1 "Business," and Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations," and other factors, many of which are beyond the control of the Company. Consequently, all of the forward looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1. Business

General

Euramax is an international producer of value-added aluminum, steel, vinyl and fiberglass fabricated products with facilities strategically located in the United Kingdom ("U.K."), The Netherlands, France, and all major regions of the continental United States ("U.S."). Euramax's core products include specialty coated coils, aluminum recreational vehicle ("RV") sidewalls, RV doors, farm and agricultural panels, metal and vinyl raincarrying systems, roofing accessories, soffit and fascia systems, and vinyl replacement windows. The Company's customers include original equipment manufacturers ("OEMs") such as RV, commercial panel manufacturers and transportation industry manufacturers; rural contractors; home centers; manufactured housing producers; distributors; industrial and architectural contractors; and home improvement contractors.

Euramax operates downstream of producers of aluminum coil, aluminum extrusions, steel coil and aluminum ingot. These producers supply the Company with aluminum coil, aluminum extrusions and steel coil. The Company sold approximately 168 and 266 million pounds of aluminum and steel, respectively, in 1999. To a lesser extent, the Company also distributes and fabricates products manufactured from vinyl and fiberglass.

Euramax is a national supplier in several of its key U.S. product lines and is one of the only national suppliers with in-house coil coating capabilities to supply aluminum sidewalls to RV manufacturers and steel siding to manufactured housing customers. This gives the Company certain advantages over regional suppliers who do not have in-house manufacturing capabilities or national distribution networks. In addition, extensive in-house manufacturing capabilities coupled with product offerings made from alternate raw materials enable Euramax to react to changing customer preferences.

A significant portion of the Company's sales are generated in niche markets where the Company has a leading market share, including aluminum RV sidewalls, metal raincarrying products and steel siding. The Company believes that in 1999 it sold at least 60% and 79% of the aluminum sidewalls used by RV manufacturers in the U.S. and Europe, respectively. These estimates are based upon the Company's sales volume of aluminum sidewalls used by RV manufacturers as a percentage of management's estimate of total sales volume for such products. In the same year, the Company sold aluminum and steel raincarrying products to more than 35 of the largest 50 home center companies in the U.S. The Company believes that in 1999 it sold at least 83% of all metal Do-It-Yourself raincarrying products sold to U.S. home centers. The Company also believes that it sold at least 62% of the steel siding sold to producers of manufactured housing in the U.S. Further, the Company's acquisition of Fabral in 1997 (see "The Transactions") significantly increased its share of the agricultural roofing and siding market. These estimates are based upon the Company's sales volume of metal raincarrying products sold to U.S. home centers, steel siding sold to producers of manufactured housing and agricultural roofing and siding sold to rural contractors as a percentage of management's estimate of total sales volume for such products. Net sales for 1999 in the U.S. and Europe were $397.5 million and $199.3 million, respectively.

In 1999, the Company was reorganized to become a U.S. outbound multinational group. Formerly a multinational company incorporated in the U.K. under the name of Euramax International Limited, the new parent holding company, Euramax International, Inc., is incorporated in the U.S. (see "The Transactions"). Euramax International Limited was formed in 1996 by (i) ACP Holding Company ("ACP"), an affiliate of Citicorp Venture Capital, Ltd. ("CVC") and (ii) CVC European Equity Partners, L.P. ("CVCEEP") and CVC European Equity Partners (Jersey), L.P., (collectively with CVCEEP, "CVC Europe", and collectively with CVC, the "Investor Group") to acquire certain portions of the fabricated products operations of Alumax Inc., pursuant to the Acquisition (defined below). Alumax Inc. was acquired by Aluminum Company of America in 1998, and is hereafter referred to as "Alumax." In 1998, ACP, a limited Delaware partnership, distributed its holdings in Euramax to the ACP partners (see Item 12 "Security Ownership of Certain Beneficial Owners and Management").

Business Strategy

The Company's strategy is to expand its leadership position as a producer of aluminum and steel products and to further diversify product offerings, customers and geographic regions in which it operates. Since the Company's formation in 1996, Management has pursued a strategy of improving the Company's operations and profitability while positioning the Company for future growth. Under this strategy, the Company is pursuing organic growth through product development, new territories and new customers. In addition, during 1997, the Company sold two businesses that did not serve Management's strategy and acquired two businesses to enable it to offer complementary products and expand its geographic coverage. Further, during 1999, the Company successfully completed three acquisitions allowing it to continue to expand its customer base and geographic markets (see "The Transactions"). The Company expects to continue identifying and acquiring businesses as part of executing its strategy.

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

The Reorganization

In December 1999, the Company completed a reorganization (the "Reorganization") whereby Euramax International, Inc., a Delaware corporation, was positioned as the top holding company. Prior to the Reorganization, the parent company was Euramax International Limited (formerly Euramax International plc), a company organized under the laws of England and Wales.

The Reorganization was accomplished, in part, by means of a "scheme of arrangement" under section 425 of the United Kingdom Companies Act 1985, a U.K. judicial proceeding requiring the consent of the registered holders of the Company's Notes, the lenders under the Company's Credit Agreement, and the holders of each class of shares of Euramax. As a result of the Reorganization, the new U.S. holding company of the group, Euramax International, Inc., is the reporting company for the consolidated group. In addition, the new U.S. holding company, two new U.K. intermediate holding companies and Amerimax Fabricated Products, Inc., an intermediate U.S. holding company, were added as guarantors on the Company's Notes, and certain covenants in the Company's Notes were amended.

Acquisition of Fabral in July 1997

On July 17, 1997, the Company's wholly owned subsidiary Amerimax Fabricated Products, Inc. acquired all of the issued and outstanding capital stock of Gentek Holdings, Inc. and its subsidiary Gentek Building Products, Inc. (collectively "Gentek" or "Fabral") (the "Fabral Acquisition") for approximately $75.3 million. The purchase price was financed through additional borrowings under the Credit Agreement which was amended to, among other items, increase borrowings available for the Fabral Acquisition. At the Fabral Acquisition date, Gentek was comprised principally of Fabral, a division of Gentek headquartered in Lancaster, Pennsylvania. Fabral is a manufacturer and distributor of steel and aluminum roofing and wall paneling products specifically for the agricultural, commercial and industrial markets.

Acquisition of JTJ Laminating, Inc. in March 1997

On March 28, 1997, the Company's wholly owned subsidiary Amerimax Building Products, Inc. purchased all of the issued and outstanding capital stock of JTJ Laminating, Inc. ("JTJ") for approximately $2.2 million, including transaction expenses of $100.0 thousand, along with the assumption of outstanding indebtedness of $1.3 million. At the closing date, approximately $2.4 million was paid in cash, of which

$1.3 million was used to extinguish outstanding indebtedness of JTJ. Of the remaining purchase price of $1.0 million, $200.0 thousand has been paid as of December 31, 1999, and the remaining $800.0 thousand will be paid in equal installments over the next eight years. JTJ specializes in the lamination of fiberglass and other product offerings.

Acquisition of Unimet Manufacturing, Inc. in February 1999

On February 5, 1999, the Company's wholly owned subsidiary Amerimax Home Products, Inc. purchased certain assets related to the building materials business of Unimet Manufacturing, Inc. ("Unimet") for approximately $3.3 million, including transaction expenses of approximately $135.4 thousand. Approximately $2.8 million was paid in cash. The remaining purchase price of $500.0 thousand, representing consideration for certain non-compete agreements, is being paid in equal installments over the next five years.

Acquisition of Color Clad plc in April 1999

On April 23, 1999, the Company's wholly owned subsidiary Euramax Coated Products Limited purchased all of the issued and outstanding capital stock of Color Clad plc ("Color Clad") for approximately $3.8 million, including transaction expenses of approximately $171.5 thousand. Color Clad is a manufacturer of aluminum exterior walls and roofs sold primarily to U.K. RV manufacturers.

Acquisition of Atlanta Metal Products, Inc. in June 1999

On June 3, 1999, the Company's wholly owned subsidiary Amerimax Fabricated Products, Inc. purchased all of the issued and outstanding capital stock of Atlanta Metal Products, Inc. ("AMP") for approximately $15.6 million, excluding cash and including estimated adjustments for changes in working capital required by the purchase agreement and approximately $641.0 thousand of transaction expenses. AMP is a manufacturer of metal raincarrying and roofing products sold primarily to the U.S. distributor market.

The Color Clad and AMP acquisitions were financed through borrowings under the Credit Agreement, which was amended April 6, 1999. See Note 6 to the Consolidated Financial Statements.

Market Leadership and Diversity of Business

The Company's position as a leading international downstream producer of aluminum and steel products has historically enabled it to benefit from diversification across economic and product cycles among different geographic regions and customer groups. This diversification has historically enabled Euramax to maintain margins even though demand for certain products may be affected by seasonality and by changes in general and regional economic conditions such as trends in disposable income.

Leadership in several markets:  The Company's leadership in a variety of niche markets has enabled it to maintain consistent operating results. For example, the Company is a leading supplier of aluminum and steel sidewalls and siding to U.S. RV and manufactured housing producers. In addition, the Company believes that its 1999 sales of raincarrying systems represent a majority of such products sold to U.S. home centers. Similar leading positions are enjoyed by the Company's roll formed aluminum sheet and coil products sold to RV manufacturers in the U.S. and Europe.

Manufacturing expertise and diversity of products:  The Company's technological expertise and its ability to fabricate from alternative materials have allowed it to develop new products and applications and to respond to changing product requirements of its customers. Over time, Euramax has increased its ability to offer products manufactured from steel, vinyl and fiberglass, allowing it to meet regional material preferences, to provide substitute products for end-users and to retain customers in the event of demand shifts between raw materials.

Geographic diversity:  The Company's sales span both the continental U.S. and Europe, which represented approximately 66.6% and 33.4% of 1999 net sales, respectively. The Company has manufacturing or distribution facilities strategically located in the U.K., The Netherlands, France and all major regions of the continental U.S. The Company's geographic diversity of sales limits reliance on any single regional economy in the U.S. or national economy in Europe.

Customer diversity:  The Company is diversified by both size and type of customer. Of the Company's more than 5,000 customers, no single customer accounted for more than 6.7% of net sales in 1999. The top ten customers accounted for approximately 26.0% of 1999 net sales and represented four distinct end-use markets. These characteristics minimize the Company's reliance on individual customers or end-use markets.

Distribution capability:  The Company's manufacturing and distribution network consists of 36 strategically located facilities, of which 30 are located in all major regions of the United States, and six are located in Europe. Euramax's network of facilities allows the Company to offer more comprehensive service than its regional competitors and to meet the increasing demands of its customers for short delivery lead times.

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

The Company's coating and fabrication capabilities are described in more detail as follows:

Coating (painting and anodizing):  Roll coating is the process of applying a variety of liquid coatings (primarily paint) to bare aluminum or steel coil, providing a baked-on finish that is both protective and decorative. Approximately 139 million pounds of aluminum (80 million pounds in the European roll coating segment and 59 million pounds in the U.S. fabrication segment) and approximately 122 million pounds of steel (21 million pounds in the European roll coating segment and 101 million pounds in the U.S. fabrication segment) are roll coated by the Company at its eight roll coating operations annually. The Company has three such coating lines in the U.S. and five in Europe. The three coating lines in the U.S. are primarily utilized for internal processing, while the five coating lines in Europe, located within two facilities, are utilized to supply roll coated products to external customers. The Company's roll coating facility in Roermond, The Netherlands is one of only three facilities in the world capable of coating coil up to 100 inches in width. The Roermond line services a variety of markets in which wide coated aluminum is becoming increasingly important. Wide coils provide customers with the opportunity to produce products more economically by reducing labor costs and requiring fewer joints and seams in their manufacturing processes.

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

In 1995, the Company introduced laminated fiberglass products for use in the RV and transportation markets. The lamination process adheres fiberglass sheet to a wood or other solid substrate that provides rigidity. Further, in March 1997, the Company acquired JTJ Laminating, Inc. (see Note 2 to Consolidated Financial Statements and "The Transactions") to further enhance its fiberglass lamination capabilities and laminated product offerings for its U.S. fabrication segment.

Products and Customers

The Company's products are sold to a diverse group of customers operating in a variety of industries. The Company's sales and marketing effort is organized on a decentralized basis to provide required services to its broad customer base in multiple geographic areas (see Note 13 to the Consolidated Financial Statements). Customers include:

  •
  OEMs, including RV, Commercial Panel, and Transportation Industry Manufacturers

  •
  Rural Contractors

  •
  Home Centers

  •
  Manufactured Housing Producers

  •
  Distributors

  •
  Home Improvement Contractors

  •
  Industrial and Architectural Contractors

The table below lists the Company's key products, materials used, customers and end-users, sales regions and segments:

Products	Primary Materials	Customers and End-Users	Primary Sales	Segments
Specialty Coated Coils (painted aluminum and steel coils)	Aluminum, Steel	OEMs, RV Manufacturers, Transportation Industry Manufacturers, Various Building Panel Manufacturers	Europe	European Roll Coating
Roofing & Siding (including vehicle sidewalls and building panels)	Aluminum, Steel, Vinyl, Fiberglass	OEMs, RV Manufacturers, Manufactured Housing, Rural Contractors, Distributors, Industrial and Architectural Contractors, Home Improvement Contractors	U.S., Europe	U.S. and European Fabrication
Raincarrying Systems (gutters, downspouts)	Aluminum, Steel, Vinyl	Home Centers, Manufactured Housing, Rural Contractors, Home Improvement Contractors, Distributors	U.S.	U.S. Fabrication
Soffit (roof overhangs), Fascia (trims), Flashing (roofing valley material)	Aluminum, Steel	Home Centers, Manufactured Housing, Rural Contractors, Industrial and Architectural Contractors, Home Improvement Contractors	U.S.	U.S. Fabrication
Doors	Aluminum, Fiberglass	OEMs, RV Manufacturers, Distributors, Home Improvement Contractors	U.S., Europe	U.S. and European Fabrication
Windows	Aluminum, Vinyl	OEMs, RV Manufacturers, Home Improvement Contractors, Transportation Industry Manufacturers	U.S., Europe	U.S. and European Fabrication

The following table sets forth the percentage of the Company's net sales attributable to its customers/ markets:

	Years Ended
	December 31, 1999	December 25, 1998	December 26, 1997
OEMs	44.0%	45.6%	49.6%
Rural Contractors	20.4%	20.4%	11.6%
Home Centers	14.7%	14.4%	15.4%
Manufactured Housing Producers	8.3%	9.1%	9.9%
Distributors	4.8%	3.8%	6.9%
Home Improvement Contractors	4.4%	3.3%	4.4%
Industrial and Architectural Contractors	3.4%	3.4%	2.2%

	100.0%	100.0%	100.0%

Original Equipment Manufacturers ("OEMs")

The Company supplies OEMs such as RV, commercial panel manufacturers and transportation industry manufacturers. The Company's principal OEM customers are described below:

Recreational Vehicle Manufacturers:  The Company is a leading supplier of various aluminum products to RV manufacturers in the U.S. and Europe. These products primarily consist of painted aluminum sheet and fabricated painted aluminum panels. The Company uses its decorative graphic coating lines to produce aluminum panels with decorative detailing in a variety of colors. The Company also supplies RV doors, windows and finished aluminum exterior walls and roofing panels. In addition, the Company supplies laminated aluminum and fiberglass panels to RV manufacturers. The Company's acquisition of Color Clad in April 1999 supplemented its position as a supplier of aluminum exterior walls and roofs sold primarily to U.K. RV manufacturers.

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

In recent years, laminated fiberglass sidewalls have displaced aluminum sidewalls in the "towable" segment of the U.S. RV market. In response to demand for laminated products in the U.S. markets, in 1995, the Company opened a lamination line, which can laminate fiberglass and aluminum, among other materials, to a variety of substrates. In addition, in March 1997, the Company acquired JTJ Laminating, Inc. to further enhance its fiberglass lamination capabilities and laminated product offerings in the U.S.

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

Transportation Industry Manufacturers:  In addition to supplying RV manufacturers and commercial panel manufacturers, the Company also supplies manufacturers in the transportation industry in Europe with windows, sunroofs, frames and other interior components with decorative detailing.

Other Manufacturers:  The Company also uses its decorative and coil coating capabilities for products supplied to overhead door manufacturers and producers of refrigerated transport containers. Door manufacturers produce the overhead doors, adding the necessary hardware and accessory items to complete the product.

Rural Contractors

The Company supplies aluminum and steel roofing and siding products to rural contractors for use in agricultural and rural buildings such as sheds and animal confinement buildings. The Company sells its products to traditional rural contractors, including building supply dealers, building and agricultural cooperatives, and animal confinement integrators. Building suppliers and agricultural cooperatives typically purchase smaller quantities of product at multiple locations whereas contractors and integrators generally purchase large volumes for delivery to one site. The Fabral Acquisition substantially increased the Company's sales to rural contractors. See Note 2 to the Consolidated Financial Statements and "The Transactions."

Home Centers

The Company's home center customers supply the well-established Do-It-Yourself ("DIY") market in the U.S., Canada, and the United Kingdom. In the U.S., the Company sells building and construction products, such as residential rain-carrying systems, roof flashing products, soffits, fascias, and steel roofing and siding. In the United Kingdom, the Company sells doors, screen door guards, bath enclosures, and shower, patio, and residential doors. These products, which are designed for ease of installation by DIY consumers, are produced with aluminum, galvanized or painted steel, and vinyl, depending on regional preferences. Home centers include small hardware stores, large cooperative buying groups, lumberyards and major home center retailers. The Company believes that it is the leading supplier of DIY metal raincarrying systems in the U.S. Competitors are generally regional and, thus, do not have the advantages of a nationwide service and distribution network such as the Company's. In addition, the Company has invested in a product bar coding system which can be used by the sophisticated inventory scanning systems prevalent in home centers. The Company expects to continue to exploit these strengths to introduce additional DIY products that could be sold through this distribution channel. The Company's acquisition of Unimet assets in February 1999 allowed it to expand its customer base for metal raincarrying systems sold to home centers. See Note 2 to the Consolidated Financial Statements and "The Transactions."

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

Distributors

The Company sells to distributors and stockists (the European equivalent of distributors), which perform as service centers for the next tier of customers in both the U.S. and Europe. A distributor will typically purchase coil which is later broken down or fabricated prior to resale. Residential building products sold through distributors include a wide range of metal roof flashing materials, painted aluminum trim coil, raincarrying systems, fascia/soffit systems and drip edges. The Company's acquisition of AMP in June 1999 enhanced its position as a supplier of metal raincarrying and roofing products to the distributor market in the U.S. See Note 2 to the Consolidated Financial Statements and "The Transactions."

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

Raw Materials

The Company's products are principally manufactured from aluminum coils and extrusions and steel coils. During 1999, approximately 168 million pounds of aluminum products and approximately 266 million pounds of steel were sold. The proportion sold in 1999 by value is $309.5 million of aluminum and $171.6 million of steel. Steel weighs approximately three times as much as the same volume of aluminum. In addition, during 1999, the Company sold $115.7 million of products manufactured from materials other than aluminum and steel.

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

Approximately 52% of the Company's net sales are derived from sales of aluminum products. Compared to the cost of other raw materials used by the Company, the cost of aluminum is subject to a high degree of volatility caused by, among other items, the relationship of world aluminum supply to world aluminum demand. However, as a fabricator, Euramax is less exposed to fluctuations in aluminum prices. Historically, prices at which the Company sells aluminum products tend to fluctuate with corresponding changes in the prices paid to suppliers for aluminum raw materials. Supplier price increases, of normal amount and frequency can generally be passed to customers within two to four months. Conversely, as aluminum prices decline, corresponding price reductions are typically passed on to customers within the same time frame. Accordingly, the Company's net sales and margins on aluminum products may fluctuate with little or no change in the volume of aluminum shipments.

The Company continually scrutinizes aluminum costs and adjusts its purchasing, inventory and sales programs accordingly. At certain times, the Company enters into contracts for the purchase of aluminum and steel at market values in an attempt to assure a margin on specific customer orders. Historically, the Company has not engaged in extensive hedging activities intended to manage long-term risks relating to movements in market prices of steel and aluminum raw materials. However, the Company has purchased, and expects from time to time to continue to purchase, options to buy aluminum at a fixed price for a portion of its anticipated requirements. At times, high aluminum prices have led customers to use alternative products, including steel, vinyl and fiberglass. The Company believes that its ability to supply certain products manufactured from these alternatives provides it with a competitive advantage over competitors who do not offer these choices.

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

Based upon environmental reviews conducted (i) internally on a quarterly basis, (ii) by outside consultants on a periodic basis, and (iii) by outside consultants in connection with the Acquisition, and assuming compliance by Alumax with its indemnification obligations under the Acquisition Agreement, the Company believes that it is currently in compliance with, and not subject to liability under, Environmental Laws except where such noncompliance or liability would not reasonably be expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries taken as a whole. Pursuant to the terms of the Acquisition Agreement, Alumax agreed to correct and to bear substantially all costs with respect to certain identified conditions of potential noncompliance and liability under Environmental Laws, none of which costs is currently believed to be material. Alumax's indemnification obligations under the Acquisition Agreement are not subject to an aggregate dollar limitation with respect to specifically identified environmental matters. However, with respect to all other environmental matters, Alumax's obligations are limited to $125.0 million. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation—Environmental Matters."

Employees

As of December 31, 1999, the Company employed 2,335 people of which 906 were employed in Europe and 1,429 were employed in the United States. Of these employees, 31% were salaried and 69% were hourly employees. Manufacturing employees at four of the Company's U.S. manufacturing facilities are covered by collective bargaining agreements. The Company and its subsidiaries are not a party to any material pending labor proceedings and believe that employee relations are satisfactory.

Risk Factors

The Company has substantial leverage.

The Company incurred significant debt in connection with the Acquisition and the Fabral Acquisition. As of December 31, 1999, the Company had outstanding indebtedness of $221.3 million, and $65.1 million of equity. For the year ended December 31, 1999, the Company's ratio of earnings to fixed charges was 1.94 to 1. The Company's leveraged financial position poses substantial risks to holders of the Notes, including the risks that: (i) a substantial portion of the Company's cash flow from operations is dedicated to the payment of interest on the Notes and the payment of principal and interest under the Credit Agreement and other indebtedness; (ii) the Company's leveraged position may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, including acquisitions; and (iii) the Company's highly leveraged financial position may make it more vulnerable to economic downturns and may limit its ability to withstand competitive pressures. The Company believes that, based on its current level of operations, it will have sufficient capital to carry on its business and will be able to meet its scheduled debt service requirements. However, there can be no assurance that the future cash flow of the Company will be sufficient to meet the Company's obligations and commitments. In addition, the Credit Agreement contemplates that all borrowings thereunder will become due prior to June 2004. If the Company is unable to generate sufficient cash flow from operations in the future to service its indebtedness and to meet its other commitments, the Company will be required to adopt one or more alternatives, such as refinancing or restructuring its indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. There can be no assurance that any of these actions could be effected on a timely basis or on satisfactory terms or that these actions would enable the Company to continue to satisfy its capital requirements. In addition, the terms of existing or future debt agreements, including the Credit Agreement and related Indenture (as defined), may prohibit the Company from adopting any of these alternatives. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Demand for many of the Company's products is cyclical.

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

The Company depends upon aluminum.

The Company's primary raw material is aluminum coil. Because changes in aluminum prices are generally passed through to the Company's customers, increases or decreases in aluminum prices generally cause corresponding increases and decreases in reported net sales, causing fluctuations in reported revenues that are unrelated to the level of business activity. However, if the Company is unable to pass through aluminum price changes to its customers in the future, the Company could be materially adversely affected. Any major dislocation in the supply and/or price of aluminum could have a material adverse effect on the Company's business and financial condition. The Company is, therefore, subject to the short-term commodity risk of carrying aluminum in its inventory. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Notes are subordinated to Senior Debt.

The Notes and related guarantees given by Amerimax Holdings, Inc. and Amerimax Fabricated Products, Inc., U.S. holding company subsidiaries of Euramax, Euramax International, Inc., as well as Euramax

International Holdings Limited and Euramax Continental Limited, U.K. holding company subsidiaries, are contractually subordinated to all Senior Debt (as defined) including all obligations under the Credit Agreement. In the event of a circumstance in which the contractual subordination provisions apply, holders of the Notes will not be entitled to receive, and will have an obligation to pay over to holders of Senior Debt, any payments they may receive in respect of such notes, including any payments received in respect of any Claims (as defined in the related Indenture). At December 31, 1999, the aggregate amount of consolidated indebtedness and other liabilities which the Notes are effectively subordinated to is approximately $199.6 million, of which approximately $86.3 million is outstanding under the Credit Agreement. The indebtedness under the Credit Agreement will become due prior to the time the principal obligations under the Notes become due. The issuers of the Notes, which are Euramax International Limited, Euramax European Holdings Limited and Euramax European Holdings B.V. (collectively, the "Issuers") and the guarantors, Amerimax Holdings, Inc., Amerimax Fabricated Products, Inc., Euramax International, Inc., Euramax International Holdings Limited and Euramax Continental Limited (the "Guarantors"), are holding companies and do not have any independent operations. Accordingly, the Notes and the Guarantees are structurally subordinated to all existing and future indebtedness of the subsidiaries of the Issuers and the Guarantors, through which the Company's operations are conducted, including obligations under the Credit Agreement. Subject to certain limitations, the Indenture permits the Issuers and their subsidiaries to incur additional indebtedness. See "The Transactions." The holders of any indebtedness of the Issuers' subsidiaries are entitled to payment of their indebtedness from the assets of such subsidiaries prior to the holders of any general unsecured obligations of the Issuers, including the Notes. In addition, substantially all of the assets of the Company and its subsidiaries are or may in the future be pledged to secure other indebtedness of the Company.

There are substantial restrictions imposed on the Company by the Credit Agreement and the Indenture.

The Credit Agreement requires the Company to maintain specified financial ratios and meet certain financial tests, among other obligations, including a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio, a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) requirement and maximum amounts of capital expenditures. In addition, the Credit Agreement restricts, among other things, the Issuers' ability to incur additional indebtedness and make acquisitions. A failure to comply with the restrictions contained in the Credit Agreement could lead to an event of default thereunder which could result in an acceleration of such indebtedness. Such an acceleration would constitute an event of default under the Indenture relating to the Notes. In addition, the Indenture restricts, among other things, the Company's ability to incur additional indebtedness, sell assets, make certain payments and dividends or merge or consolidate. A failure to comply with the restrictions in the Indenture could result in an event of default under the Indenture.

The Company's acquisition strategy may not be successful.

The Company has engaged in and continues to engage in evaluations of and discussions with potential acquisition candidates. Resulting transaction(s) may be financed by incurring additional indebtedness which could be material. See "Substantial Leverage." Any such transaction(s) would be subject to negotiations of definitive agreements, satisfactory financing arrangements (including compliance with the limitations on issuance of indebtedness in the Indenture and in the Credit Agreement) and applicable governmental approvals and consents. There can be no assurance that any additional acquisitions will be completed or that such acquired entities or assets will be successfully integrated into the Company's operations, or will be able to operate profitably.

The Company is subject to risk of currency exchange rate fluctuations and risks associated with international operations.

In 1999, approximately 33% of the Company's net sales were made outside the United States. The U.S. dollar value of the Company's non-U.S. sales varies with currency exchange rate fluctuations. Changes in currency exchange rates could have an adverse effect on the Company's results of operations and its ability to meet interest and principal obligations on the Notes. International manufacturing and sales are subject to risks including labor unrest, potentially high costs of terminating labor contracts, restrictions on transfers of funds, export duties and quotas, domestic and international customs and tariffs, unexpected changes in regulatory environments, difficulty in obtaining distribution and support, potentially adverse tax consequences and changes in effective tax rates. There can be no assurance that any of the foregoing factors will not have a material adverse effect on the Company's ability to increase or maintain its international sales or on the Company's results of operations.

The Company is subject to strict environmental regulations.

The Company's U.S. and European facilities are subject to the requirements of federal, state, local and European environmental and occupational health and safety laws and regulations. There can be no assurance that Euramax is at all times in compliance with all such requirements. Euramax has made and will continue to make capital expenditures to comply with environmental requirements. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from Euramax's properties or any offsite disposal location used by Euramax, or if contamination from prior activities is discovered at any of Euramax's properties, Euramax may be held liable for cleanup costs, natural resource damages and associated transaction costs. The amount of such liability could be material. Euramax has been named a party potentially responsible for the costs of investigating and remediating nine waste disposal sites, pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1990. In addition, Euramax is currently engaged in environmental remediation or has reason to believe that remediation may be required at three properties currently operated by the Company. See "Business—Environmental, Health and Safety Matters" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters."

The Company depends significantly on key personnel.

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

The Company competes in highly competitive markets.

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

The Company is controlled by four shareholders.

Four shareholders, each owning greater than 5% of the Company's common stock, own approximately 80% of the Company's total common stock and collectively control the affairs and policies of the Company. Circumstances may occur in which the interests of these shareholders could be in conflict with the interests of the holders of the Notes. In addition, these shareholders may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of the Notes. See Item 12 "Security Ownership of Certain Beneficial Owners and Management."

The Issuers may not be able to repurchase the Notes upon a change of control.

In the event of a change of control, the Issuers will be required to make an offer for cash to repurchase the Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the repurchase date. A change of control will result in an event of default under the Credit Agreement and may result in a default under other indebtedness of the Company that may be incurred in the future. The Credit Agreement prohibits the purchase of outstanding Notes prior to repayment of the borrowings under the Credit Agreement, and any exercise by the holders of the Notes of their right to require the Issuers to repurchase the Notes will cause an event of default under the Credit Agreement. Finally, there can be no assurance that the Company will have the financial resources necessary to repurchase the Notes upon a change of control.

Item 2. Properties

The Company's principal executive office and headquarters are located in Norcross, Georgia. The principal facilities of the Company as of December 31, 1999, are listed below by operating segment:

Facility	Function		Square Feet
U.S. Fabrication
Anaheim, CA	Manufacturing	(Leased)	15,000
Bedford Park, IL	Manufacturing	(Leased)	70,000
Bloomsburg, PA	Manufacturing	(Leased)	96,000
Bristol, IN	Manufacturing	(Owned)	110,115
Bristol, IN	Office	(Leased)	3,454
Cedar City, UT	Manufacturing	(Leased)	38,000
Dallas, TX	Office	(Leased)	12,230
Elkhart, IN	Manufacturing	(Leased)	60,000
Elkhart, IN	Manufacturing	(Leased)	65,000
Elkhart, IN	Manufacturing	(Leased)	96,000
Grand Prairie, TX	Manufacturing	(Leased)	45,281
Gridley, IL	Manufacturing	(Owned)	93,200
Idabel, OK	Manufacturing	(Owned)	37,440
Jackson, GA	Manufacturing	(Owned)	69,450
Kennesaw, GA	Manufacturing	(Owned)	10,000
Lancaster, PA	Manufacturing	(Owned)	220,000
Lancaster, PA	Office and Manufacturing	(Owned)	126,083
Lawrenceville, GA	Manufacturing	(Leased)	55,000
Loveland, CO	Manufacturing	(Leased)	51,362
Mableton, GA	Office and Manufacturing	(Owned)	88,000
Mansfield, TX	Manufacturing	(Owned)	55,280
Marshfield, Wl	Manufacturing	(Owned)	28,200
Moulton, AL	Manufacturing	(Owned)	59,152
Norcross, GA	Executive Offices	(Leased)	3,627
Rathdrum, ID	Manufacturing	(Leased)	26,190
Romoland, CA	Manufacturing	(Owned)	65,500
Sacramento, CA	Manufacturing	(Leased)	40,800
Stayton, OR	Manufacturing	(Leased)	35,733
Tifton, GA	Manufacturing	(Leased)	55,600
Tifton, GA	Manufacturing	(Leased)	26,934
West Sacramento, CA	Manufacturing	(Leased)	70,000
West Helena, AR	Manufacturing	(Owned)	230,000
European Roll Coating
Corby, England	Office and Manufacturing	(Owned)	171,000
Roermond, The Netherlands	Office and Manufacturing	(Owned)	208,216
European Fabrication
Pudsey, England	Office and Manufacturing	(Owned & Leased)	211,200
Andrezieux-Boutheon, France	Office and Manufacturing	(Owned)	69,968
Montreuil-Bellay, France	Office and Manufacturing	(Owned)	178,663
Narbonne, France	Redistribution Facility	(Leased)	37,006

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

Item 4. Submission of Matters to a Vote of Security Holders

As discussed in Item 1 "Business—The Transactions," the Company completed a Reorganization in December 1999 which required the consent of the registered holders of the Company's Notes, as well as the holders of each class of shares of Euramax International Limited. The requisite number of registered holders of the Notes and holders of each class of shares of Euramax International Limited provided their consent to the Reorganization.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters

The Company issued Notes that were registered under the Securities Act of 1933 in March 1997.

In December 1999, in connection with the Reorganization (see Item 1 "Business—The Transactions"), the 1,000,000 ordinary shares and 34,000,000 redeemable preference shares, including accrued cumulative dividends, of Euramax International Limited were cancelled. Concurrent with that cancellation, the Company issued 50,001,992 shares of common stock to the former Euramax International Limited shareholders. See Note 7 to the Consolidated Financial Statements. There is no established public trading market for any class of common equity of the Company. As of December 31, 1999, there were 31 holders of record of the Company's 50,001,992 common stock.

The credit agreement contains certain restrictions on the payment of cash dividends.

During 1999, no securities were sold by the Company.

Item 6. Selected Financial Data

Set forth below are selected financial data of the Company as of the dates and for the periods presented. For purposes of this presentation, all predecessor financial data represents such data for the Company when it was a division of Alumax. The selected financial data for each of the three years ended December 31, 1999, December 25, 1998, and December 26, 1997, the three months ended December 27, 1996, the nine months ended September 25, 1996, and the year ended December 31, 1995 were derived from the audited Consolidated Financial Statements of the Company. Due to required adjustments to record the Acquisition under the purchase method of accounting, the consolidated financial and other data for the period subsequent to the acquisition (the "Successor" periods) are not comparable to such data for the periods prior to the Acquisition (the "Predecessor" periods). The information contained in this table should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial Condition

and Results of Operations" and the Consolidated Financial Statements and accompanying notes thereto included herein.

	Successor						Predecessor	Predecessor
	Year ended December 31, 1999		Year ended December 25, 1998	Year ended December 26, 1997		Three months ended December 27, 1996	Nine months ended September 25, 1996	Year ended December 31, 1995
	Thousands of U.S. Dollars
Statement of Earnings Data:
Net sales	$596,759		$616,219	$557,014	(2)	$125,529	$363,308	$483,462

Costs and expenses:
Cost of goods sold	479,730		507,752	454,180		104,055	300,185	399,989
Selling and general	57,986		49,881	49,239		10,950	33,286	41,351
Depreciation and amortization	13,728		12,326	11,663		2,591	6,995	7,980

	551,444		569,959	515,082		117,596	340,466	449,320

Earnings from operations	45,315		46,260	41,932		7,933	22,842	34,142
Interest expense	(22,369)		(24,204)	(24,082)		(6,235)	(930)	(4,089)
Interest income	563		557	544		48	308	1,100
Other income (expense)	(933)		524	1,107		(235)	(298)	(96)

Earnings before income taxes	22,576		23,137	19,501		1,511	21,922	31,057
Provision for income taxes	11,017		10,253	7,947		505	8,342	11,399

Earnings before extraordinary item	11,559		12,884	11,554		1,006	13,580	19,658
Extraordinary item	—		—	1,758	(3)	—	—	—

Net earnings	11,559		12,884	9,796		1,006	13,580	19,658
Dividends on redeemable preference shares	6,381		5,957	5,191		1,191	—	—

Net earnings (loss) available for shareholders	$5,178		$6,927	$4,605		$(185)	$13,580	$19,658

Other Data:
Capital expenditures	$13,358		$12,352	$7,184		$682	$11,518	$17,429
Ratio of earnings to fixed charges(1)	1.94x		1.84x	1.70x		1.26x	12.63x	6.83x
Balance Sheet Data (end of period):
Working capital	$90,570		$88,558	$93,013		$97,619	$120,940	$127,380
Total assets	399,659		388,649	397,750		327,293	335,766	236,649
Total long-term debt, including current maturities	221,279		217,678	244,216		211,740	235,000	—
Redeemable preference shares	—	(4)	46,339	40,382		35,191	34,000	—
Total shareholders' equity	65,068	(4)	9,665	3,494		2,173	1,000	151,461

(1)
Earnings used in computing the ratio of earnings to fixed charges consist of earnings before income taxes plus fixed charges. Fixed charges consist of interest expense, including amortization of debt issuance costs and the estimated interest component of rent expense.
(2)
Net sales for the year ended December 26, 1997, were increased by approximately $76 million from the Fabral and JTJ Laminating acquisitions.
(3)
The results for the year ended December 26, 1997, included an extraordinary loss of $1.8 million, net of taxes of $1.1 million, for the write-off of deferred financing fees in connection with the amendment and restatement of the Company's Credit Agreement to, among other items, provide available borrowings for the acquisition of Fabral.
(4)
In December 1999, in connection with the Reorganization, the 1,000,000 ordinary shares and 34,000,000 redeemable preference shares, including accrued cumulative dividends, of Euramax International Limited were cancelled. Concurrent with that cancellation, the Company issued 50,001,992 shares of common stock to the former Euramax International Limited shareholders.

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

Overview

Despite several significant challenges in 1999, Euramax successfully pursued its strategy to expand leading market positions and further diversify product offerings, customers and geographic operating regions. Execution of this strategy lead to acquisitions that broadened the Company's product lines and customer bases among U.S. home centers and contractors as well as U.K. recreational vehicle producers (See "Business—The Transactions").

Challenges in 1999 included an overall weakness in demand in continental Europe for specialty coated aluminum and steel coil during the first half of the year. Also, in 1999, aluminum prices ended a nearly eighteen month decline and rose from a low of $1,162 per metric tonne at March 4, 1999 to $1,649 per metric tonne at December 31, 1999. In the first half of the year, lower aluminum prices, together with weak demand in continental Europe, contributed to lower net sales in 1999. Rising aluminum prices during the second half of the year required that resulting tension on operating margins be aggressively managed. This aggressive management enabled Euramax to achieve a slight increase in operating margins, and, before reorganization costs of approximately $1.9 million, an increase in earnings from operations.

A second consecutive record year for shipments of RVs in the U.S. and a sharp increase in demand, in the second half of the year, for specialty coated coil in continental Europe enabled continuation of solid operating results. Euramax's leading position as a supplier of aluminum and fiberglass sidewalls to the U.S. RV industry, coupled with strong demand, enabled an increase in U.S. earnings from operations that substantially offset a decline in earnings from operations in Europe.

Strategy

A discussion of the Company's business strategy is located in Item 1 "Business—Business Strategy."

While the Company's strategy includes identifying and acquiring businesses and assets that would enable it to offer complementary products and/or expand geographic coverage, there can be no assurance that additional acquisitions will be completed or that, if completed, such acquisitions would improve the overall profitability of the Company (see "Business—Risk Factors—Acquisition Strategy"). Additionally, there can be no assurance that the Company will experience similar general economic conditions that contributed to operating results for the year ended December 31, 1999.

Risk Management

The Company is exposed to market risk from changes in interest rates, exchange rates (primarily Dutch Guilders and British Pound Sterling) and commodity prices. At certain times, the Company enters into contracts for the purchase of aluminum and steel at market values in an attempt to assure a margin on specific customer orders. However, historically, the Company has not engaged in extensive hedging activities intended to manage long-term risks relating to movements in market prices of steel and aluminum raw materials. However, as part of a risk-management strategy to reduce the impact of exchange rate fluctuations and/or interest rate fluctuations, the Company has historically entered into currency swaps and interest rate swaps with major banking institutions. (See Item 7A "Quantitative and Qualitative Disclosures About Market Risk").

Approximately 52% of the Company's 1999 net sales were derived from sales of aluminum products. Compared to the cost of other raw materials used by the Company, the cost of aluminum is subject to a high degree of volatility caused by, among other items, the relationship of world aluminum supply to world aluminum demand. However, as a fabricator, Euramax is less exposed to fluctuations in aluminum prices. Historically, prices at which the Company sells aluminum products tend to fluctuate with corresponding changes in the prices paid to suppliers for aluminum raw materials. Supplier price increases, of normal amount and frequency can generally be passed to customers within two to four months. Conversely, as aluminum prices decline, corresponding price reductions are typically passed on to customers within the same time frame. Accordingly, the Company's net sales and margins on aluminum products may fluctuate with little or no change in the volume of aluminum shipments.

The Company continually scrutinizes aluminum costs and adjusts its purchasing, inventory and sales programs accordingly. As noted above, at certain times, the Company enters into contracts for the purchase of aluminum and steel at market values in an attempt to assure a margin on specific customer orders. At times, high aluminum prices have led customers to use alternative products, including steel, vinyl and fiberglass. The Company believes that its ability to supply certain products manufactured from these alternatives provides it with a competitive advantage over competitors who do not offer these choices.

Results of Operations

See Note 1 to the Consolidated Financial Statements for a description of the basis of presentation of financial information.

The following table sets forth the Company's Consolidated Statements of Earnings Data expressed as a percentage of net sales:

	December 31, 1999	December 25, 1998	December 26, 1997
Statements of Earnings Data:
Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold	80.4	82.4	81.5
Selling and general	9.7	8.1	8.8
Depreciation and amortization	2.3	2.0	2.1

Earnings from operations	7.6	7.5	7.6
Interest expense, net	3.7	3.8	4.2
Other (income) expense, net	.1	(.1)	(0.2)

Earnings before income taxes and extraordinary item	3.8	3.8	3.6
Provision for income taxes	1.9	1.7	1.4

Earnings before extraordinary item	1.9	2.1	2.2
Extraordinary item-loss on debt refinancing, net of income tax benefit of $1.1million	—	—	0.3

Net earnings	1.9%	2.1%	1.9%

Year ended December 31, 1999 compared to the year ended December 25, 1998

The following table sets forth the Net Sales and Earnings from Operations data for the United States and Europe for the twelve months ended December 31, 1999 and December 25, 1998:

	Net Sales			Earnings from Operations
	December 31, 1999	December 25, 1998	Increase/ (decrease)	December 31, 1999	December 25, 1998	Increase/ (decrease)
	In thousands
United States	$397,437	$398,116	(0.2)%	$27,799	$24,642	12.8%
Europe	199,322	218,103	(8.6)%	17,516	21,618	(19.0)%

Totals	$596,759	$616,219	(3.2)%	$45,315	$46,260	(2.0)%

Net Sales.  For the year ended December 31, 1999, as compared to the year ended December 25, 1998, sales in the U.S. benefited primarily from increases in sales to the distributor and home improvement contractor markets, while sales lagged in the manufactured housing and rural contractor markets. The favorable increase in sales to the distributor market is primarily attributable to the acquisition of AMP (see Note 2 to the Condensed Consolidated Financial Statements). The home improvement contractor market also experienced an increase in sales aided by an increase in the sale of vinyl windows. Net sales to the RV market were flat when compared to 1998 due to lower selling prices, although overall shipments to the RV market increased. The increase in shipments to the RV market coincides with a second consecutive record year for shipments of end-use products by the RV industry in the United States. In recent years the RV industry has thrived in an environment of low interest rates, low fuel prices and favorable demographics. Changes to one or more of these factors may preclude shipments from continuing at the current pace. Lower sales to the manufactured housing market contributed to the decrease in sales and were primarily the result of lower realized sales prices caused by competition for a declining number of manufactured homes produced with steel siding. The Company continues to explore opportunities to increase its offering of substitute materials to this market. The decline in sales is also attributable to lower sales to the rural contractor market, which is primarily due to a decline in sales to the confinement market resulting from increased federal and state legislation effecting the swine confinement market. The Company's U.S. subsidiaries are included in the U.S. Fabrication Segment (see Note 13 to the Condensed Consolidated Financial Statements).

Net sales in Europe for the year ended December 31, 1999, were approximately 8.6% lower than the year ended December 25, 1998. Approximately 35% of the decline reflects the weakening of the Pound Sterling, Dutch Guilder and French Franc relative to the U.S. Dollar. The balance of the decline relates primarily to a softer market for industrial consumers of aluminum and steel coil in the United Kingdom and continental Europe. Further, the strength of the Pound Sterling relative to other foreign currencies has restricted the Company's ability to competitively export, to continental Europe, products produced in the United Kingdom. In addition, net sales in both the U.S. and Europe declined due to lower aluminum prices in the first half of the year (see "Overview"). Offsetting the decline in sales to a variety of industrial consumers, 1999 sales to the RV (caravan) sector of the OEM market in The Netherlands increased. These factors resulted in a net decrease in sales in the European Roll Coating Segment (see Note 13 to the Condensed Consolidated Financial Statements).

Cost of goods sold.  Cost of goods sold, as a percentage of net sales, decreased 2.0% for the year ended December 31, 1999, to 80.4% in 1999 from 82.4% in 1998. This decrease is primarilyattributable to operational improvements realized at the Helena, Arkansas paintline facility, and a decrease in the average raw material aluminum costs.

Selling and general.  Selling and general expenses, as a percentage of net sales, increased 1.6% for the year ended December 31, 1999, to 9.7% in 1999 from 8.1% in 1998. This increase is primarily attributable to lower net sales, professional fees related to the Reorganization, salary increases and non-capitalizable information technology implementation expenses. See Note 1 to the Condensed Consolidated Financial Statements for information regarding the Reorganization.

Depreciation and amortization.  Depreciation and amortization, as a percentage of net sales, increased 0.3% for the year ended December 31, 1999, to 2.3% in 1999 from 2.0% in 1998, primarily related to the 1999 acquisitions.

Earnings from operations.  Despite decreases in net sales for the reasons stated above, the Company increased its earnings from operations, as a percentage of net sales. As a percentage of net sales, earnings from operations increased to 7.6% for the year ended December 31, 1999, from 7.5% for the year ended December 25, 1998. The Company's geographic and market diversity, the diversity of its product offerings, and productivity improvements, have resulted in stable margins on a consolidated basis in a period of reduced demand in continental Europe and export pricing pressures in the United Kingdom. For the twelve months ended December 31, 1999, as compared to the prior year, the improvement in earnings in the United States is primarily due to operational and market improvements, while the decline in European earnings is primarily attributable to softer European markets.

Interest expense, net.  Net interest expense decreased to $21.8 million for the twelve months ended December 31, 1999, from $23.6 million for the twelve months ended December 25, 1998, primarily due to lower average debt balances.

Other expenses, net.  Other expenses were not significant for the twelve months ended December 31, 1999 and December 25, 1998.

Provision for income taxes.  The effective rate for the provision for income taxes was 48.8% for the year ended December 31, 1999, and 44.3% for the year ended December 25, 1998. The increase in the effective rate is primarily due to higher United States earnings, which are taxed at a slightly higher rate than the European earnings, and an increase in non-deductible goodwill amortization expense resulting from acquisitions.

Year ended December 25, 1998 compared to the year ended December 26, 1997

The following table sets forth the Net Sales and Earnings from Operations data for the United States and Europe for the twelve months ended December 25, 1998 and December 26, 1997:

	Net Sales			Earnings from Operations
	December 25, 1998	December 26, 1997	Increase/ (decrease)	December 25, 1998	December 26, 1997	Increase/ (decrease)
	In thousands
United States	$398,116	$354,451	12.3%	$24,642	$19,249	28.0%
Europe	218,103	202,563	7.7%	21,618	22,683	(4.7)%

Totals	$616,219	$557,014	10.6%	$46,260	$41,932	10.3%

Net sales.  Net sales increased 10.6% to $616.2 million for the year ended December 25, 1998, from $557.0 million for the year ended December 26, 1997. Approximately $56.2 million of this increase is attributable to net sales of Fabral which was acquired by the Company on July 17, 1997 (see Note 2 to Consolidated Financial Statements). Excluding the increase in net sales attributable to Fabral, the Company achieved an increase in sales despite lower aluminum selling prices in 1998 associated with the falling world prices for aluminum. The average price of aluminum on the London Metal Exchange in 1998 was approximately 15% lower than the 1997 average. Aluminum shipments increased approximately 9% in 1998 compared to 1997, however, selling prices were generally lower in 1998. Excluding the effects of foreign currency fluctuations, net sales increased approximately $15.8 million due to increases in aluminum shipments to OEM markets in Europe (primarily sales of fabricated profiled panels for the RV/caravan markets), and metal raincarrying systems to home centers and distributors in the U.S. In addition, net sales increased approximately $7.3 million for sales attributable to Amerimax Laminated Products, Inc., acquired in early 1997, formerly known as JTJ Laminating (see Note 2 to Consolidated Financial Statements). Partially offsetting these increases were declines in sales of $17.3 million attributable to divested subsidiaries (see Note 2 to Consolidated Financial Statements), and the net effect of foreign currency fluctuations (strengthening of Pound Sterling offset by weakening of Dutch Guilder and French Franc), which resulted in a decrease in sales of approximately $1.3 million.

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

Liquidity and Capital Resources

Liquidity.  The Company's primary liquidity needs arise from debt service on indebtedness incurred in connection with the Acquisition, other acquisitions, and the funding of capital expenditures. As of December 31, 1999, the Company had outstanding indebtedness of $221.3 million, as compared to $217.7 million as of December 25, 1998. Included in such indebtedness at December 31, 1999, was approximately $86.3 million under the Credit Agreement, consisting of $28.7 million under the Term Loans and $57.6 million under the Revolving Credit Facility. The undrawn amount of the Revolving Credit Facility at December 31, 1999, was approximately $42.4 million, which was available for working capital and general corporate purposes, subject to borrowing base limitations. As of December 31, 1999, this amount was fully available. During 2000, the Company is required to pay approximately $1.0 million in connection with the Excess Cash Flow Provision of the Credit Agreement, and intends to fund the payment from operating cash flows or through borrowings under the Revolving Credit Facility (see Note 6 to Consolidated Financial Statements).

Principal and interest payments under the Credit Agreement and interest payments on the Notes represent significant liquidity requirements for the Company. With respect to the $28.7 million of Term Loans, the Company must make principal payments totaling $6.2 million in 2000, $5.4 million in 2001, $12.6 million in 2002, and $4.5 million in 2003. The Term Loans and the Revolving Credit Facility bear interest at floating rates. The Notes entitle the holders to an annual fixed interest rate of 11.25%. Pursuant to two currency swaps in place until October 1, 2003, the Company pays a counterparty a fixed rate of interest of 9.865% on the notional 75.0 million Dutch Guilders value and 12.720% on the notional 16.0 million Pounds Sterling value in exchange for receiving interest of 11.25% on the notional U.S. dollar values of $37.5 million and $25.0 million, respectively. (See Note 6 to Consolidated Financial Statements.)

As previously noted, the Company's leveraged financial position requires that a substantial portion of the Company's cash flow from operations be used to pay interest on the Notes and principal and interest under the Credit Agreement. Significant increases in the floating interest rates on the Term Loans and Revolving Credit Facility would result in increased debt service requirements, which may reduce the funds available for capital expenditures and other operational needs. In addition, the Company's leveraged position may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, including acquisitions. Further, the Company's leveraged position may make it more vulnerable to economic downturns and may limit its ability to withstand competitive pressures. See Note 6 to the Consolidated Financial Statements for a discussion of restrictive debt covenants.

The Company's primary source of liquidity is cash flows from operations, which are supplemented by borrowings under the Credit Agreement. Operations provided cash of $22.0 million in the year ended December 31, 1999, compared to $48.9 million in the year ended December 25, 1998, and $28.8 million for the year ended December 26, 1997. Operating cash flow for the year ended December 31, 1999 of $22.0 million and debt proceeds of $81.9 million enabled the Company to acquire Unimet, Color Clad and AMP for approximately $22.2 million, make capital expenditures of approximately $13.4 million and pay net interest expense of $21.6 million in 1999. Operating cash flow for the year ended December 25, 1998 of $48.9 million, together with proceeds of $7.6 million from the liquidation of The Netherlands foreign currency swap, enabled the Company to reduce long-term indebtedness during 1998 by approximately $26.5 million, net ($45.9 million repayment less $19.4 million proceeds), and pay net interest expense of $23.2 million while increasing cash, net of cash overdrafts, by $16.1 million. In 1997, operating cash flow of $28.8 million, debt proceeds of $73.3 million, and proceeds from the sale of two businesses totaling $12.8 million enabled the Company to purchase Fabral and JTJ for approximately $78.5 million cash and pay net interest expense of $22.3 million.

See Note 2 to the Consolidated Financial Statements for further information concerning acquisitions and divestitures.

The Company believes that cash generated from operations and, subject to borrowing base limitations, borrowings under the Credit Agreement will be adequate to meet its needs for the foreseeable future, although no assurance to that effect can be given.

Capital Expenditures.  In addition to meeting debt service requirements, operating cash flows have enabled the Company to invest in capital projects, which maintain manufacturing capabilities, enable compliance with laws and regulations and prepare Euramax for future growth. The Company's capital expenditures were $13.4 million, $12.4 million, and $7.2 million in the years ended December 31, 1999, December 25, 1998, and December 26, 1997, respectively. Capital expenditures in 1999, 1998, and 1997 include approximately $4.5 million, $3.6 million, and $2.0 million, respectively, for improvements to paint lines in Corby, England; Roermond, The Netherlands; and Helena, Arkansas. The paint lines are capital-intensive equipment, and will continue to require improvements and upgrades in 2000 and beyond to enhance their capabilities and efficiencies. The balance of capital expenditures in all periods primarily relates to purchases and upgrades of fabricating equipment, transportation and material moving equipment, and information systems. While assurance can not be given, management expects that capital spending in 2000 will also be devoted to projects that offer potential for internal growth through new products and existing products to new markets.

Working capital management.  The increase in working capital is primarily related to higher per unit costs of aluminum inventory and to 1999 acquisitions. Working capital was $90.6 million as of December 31, 1999, compared to $88.6 million as of December 25, 1998. The Company continues to aggressively manage working capital levels and believes that current levels of working capital represent a liquid source of funds available for future cash needs.

Subsequent event.  On March 10, 2000, the Company signed a definitive agreement to purchase substantially all of the assets and assume certain liabilities of a U.S. fabrication business. Completion of the acquisition is subject to certain due diligence and other conditions, at the unilateral option of the Company, and the final purchase price will be determined pursuant to the terms of the purchase agreement. Closing on this transaction is anticipated to occur in April 2000.

Impact of the Year 2000 Issue

Because the Company experienced no material Year 2000 related issues either internally or externally, and because it is not aware of any remaining Year 2000 issues, it does not anticipate that it will incur material costs or experience material disruptions in its business during 2000 associated with the Year 2000 issue. However, there can be no assurance that issues not yet apparent will not arise.

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

Schedule for introduction of the Euro—Two of the Companies' European subsidiaries are located in participating countries. One subsidiary has elected the option of continuing to account for its transactions in its legacy currency for the present. The other subsidiary began accounting for its transactions in Euros effective January 1, 2000, without incident. The Company, including subsidiaries located in both participating as well as non-participating countries, was able to transact business in the Euro as of January 1, 1999. This includes the ability to make and receive payments in the Euro, to invoice in the Euro, and to provide pricing in the Euro.

Economic impact on the Company—The increased price transparency resulting from the use of a single currency in the participating countries may affect the ability of certain companies to price their products differently in the various European markets. A possible result of this pricing transparency is price harmonization at lower average prices for products sold in some markets. However, due to the niche markets in which the Company operates, the Company does not anticipate that pricing transparency resulting from the use of a single currency by the participating countries will materially impact its net sales or earnings from operations.

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

Costs of conversion to the Euro—The Company's European subsidiaries located in participating countries have converted to new computer systems in anticipation of Year 2000 and Euro needs. Other costs of conversion to the Euro are not expected to be material.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (December 31, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. Management is reviewing the provisions of SFAS No. 133 and does not believe that the Company's financial statements will be materially impacted by the adoption.

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

At the Company's Corby, England facility, the Company continues its remediation efforts of chromium-contaminated groundwater on site, which remediation may continue for a number of years. Monitoring efforts continue and reflect a steady reduction in chrome concentrations. The costs of remediation to date have not been material, and costs associated with the completion of remediation at the site are not expected to be material. Alumax has agreed to indemnify the Company for costs of required remediation at this site in excess of $500,000 (when aggregated with all other environmental claims). In addition, Legionella was found to be present on site in a cooling tower at this location. An independent testing laboratory is testing water samples for the presence of Legionella on a weekly basis, and no further evidence of Legionella has been detected to date. Based upon the investigation, management believes that the reasonable probable outcome of this matter will not materially impact the future consolidated financial position, results of operations, or cash flows of the Company.

At the Company's Pudsey, England facility, the removal of an aboveground waste oil tank shows signs of soil contamination. Although it appears unlikely that remediation costs related to this issue would be material, there can be no assurance that the costs associated with the issue will not be material, because no subsurface investigation has been conducted at the site. Alumax has agreed to indemnify the Company for costs of required remediation at this site in excess of $500,000 (when aggregated with all other environmental claims).

The Company has made and will continue to make capital expenditures to comply with Environmental Laws. Environmental capital expenditures for the year ended December 31, 1999, were not significant. The Company spent approximately $1.0 million and $506.3 thousand in 1998 and 1997, respectively, on environmental capital projects. These expenditures were primarily related to environmental controls associated with coil coating facilities in Helena, Arkansas and Corby, England, and environmental controls associated with a paintline upgrade in Lancaster, Pennsylvania. The Company estimates that its environmental capital expenditures will be approximately $800.0 thousand in 2000. In the year 2000, the Company's Roermond, The Netherlands facility will no longer be allowed to extract ground water for its processes and, as a result, will need to install water recycling and cooling systems. The costs of such water recycling and cooling systems are estimated to be approximately $200.0 thousand.

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

The Company is exposed to market risk from changes in interest rates, exchange rates (primarily Dutch Guilders and British Pound Sterling) and commodity prices. At certain times, the Company enters into contracts for the purchase of aluminum and steel at market values in an attempt to assure a margin on specific customer orders. Historically, the Company has not engaged in extensive hedging activities intended to manage long-term risks relating to movements in market prices of steel and aluminum raw materials. However, the Company has purchased, and expects from time to time to continue to purchase, options to buy aluminum at a fixed price for a portion of its anticipated requirements. In addition, although approximately 33% of the Company's sales originated in Europe and were impacted by exchange rate fluctuations, the Company has not historically utilized derivatives to manage foreign currency exchange risks related to its European operations. However, in connection with the Company's risk-management strategy, the Company has historically entered into currency swaps and interest rate swaps with major banking institutions to manage the impact of foreign currency exchange rate fluctuations and/or interest rate fluctuations with respect to debt payments. The swaps are utilized as risk-management tools and not for trading purposes. Currency swaps involve exchanges of interest payments in differing currencies, but provide for the exchange of principal amounts at maturity. Interest rate swaps involve exchanges of interest payments at differing interest rates and cap the highest rate of interest to be paid on specified notional amounts of debt. The amounts of interest paid or received effectively limit the interest payment exposure of the Company's debt commitments. The fair value of the currency swaps and interest rate swaps are derived from valuation models based upon recognized financial principals and estimates about relevant future market conditions. The amounts exchanged are based upon the notional amounts of the currency swaps and interest rate swaps, as well as on the other terms of the swaps, which relate to interest payments and exchange rates. For detailed information on the terms and fair values of the Company's financial instruments and derivative instruments, see Note 6 to Consolidated Financial Statements.

Interest Rate Risk

This analysis presents the hypothetical loss in fair value and increase in interest expense of those financial instruments and derivative instruments held by the Company at December 31, 1999, which are sensitive to changes in interest rates. All other factors remaining unchanged, a hypothetical 10 percent increase in interest rates would decrease the fair value of the Company's fixed-rate, long-term debt outstanding at December 31, 1999, by approximately $7.0 million, based upon the use of a discounted cash flow model, as compared to a hypothetical decrease in fair value of approximately $7.6 million at December 25, 1998. A hypothetical 10 percent increase in interest rates for one year on the Company's variable rate financial instruments and derivative instruments would increase interest expense by approximately $580.9 thousand in 2000, as compared to a hypothetical increase in interest expense of approximately $569.0 thousand in 1999.

Foreign Currency Exchange Risk

This analysis presents the hypothetical increase in foreign exchange loss and increase in interest expense related to those financial instruments and derivative instruments held by the Company at December 31, 1999, which are sensitive to changes in foreign currency exchange risks. A hypothetical 10 percent decrease in foreign currency exchange rates would increase the Company's foreign exchange loss by approximately $93.4 thousand for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in foreign exchange loss of approximately $1.9 million for the year ended December 25, 1998. The decrease in the hypothetical loss for the year ended December 31, 1999, is primarily attributable to the prepayment of the Company's unhedged Tranche B Term Loans under the Dutch Guilder facility (U.S. Dollar denominated debt) during the second quarter of 1999. All other factors remaining unchanged, a hypothetical 10 percent increase in foreign currency exchange rates for one year would increase interest expense by approximately $795.2 thousand in 2000 for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in interest expense of approximately $1.4 million calculated in the prior year ended December 25, 1998. The decrease is primarily due to the weakening of the Dutch Guilder and Pound Sterling on the Company's currency swap payments (see Note 6 to the Consolidated Financial Statements).

Item 8. Financial Statements and Supplementary Data

Report of Independent Accountants

To the Board of Directors and Shareholders,
Euramax International, Inc.

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14 (a) (1) present fairly, in all material respects, the financial position of Euramax International, Inc. and its subsidiaries at December 31, 1999 and December 25, 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and December 25, 1998 and December 26, 1997 in conformity with generally accepted accounting principles accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia
February 22, 2000

Euramax International, Inc. and Subsidiaries
Consolidated Statements of Earnings

	For the year ended December 31, 1999	For the year ended December 25, 1998	For the year ended December 26, 1997
	Thousands of U.S. Dollars
Net sales	$596,759	$616,219	$557,014
Costs and expenses:
Cost of goods sold	479,730	507,752	454,180
Selling and general	57,986	49,881	49,239
Depreciation and amortization	13,728	12,326	11,663

Earnings from operations	45,315	46,260	41,932
Interest expense, net	(21,806)	(23,647)	(23,538)
Other income (expense), net	(933)	524	1,107

Earnings before income taxes and extraordinary item	22,576	23,137	19,501
Provision for income taxes	11,017	10,253	7,947

Earnings before extraordinary item	11,559	12,884	11,554
Extraordinary item—loss on debt refinancing, net of income tax benefit of $1,088	—	—	1,758

Net earnings	11,559	12,884	9,796
Dividends on redeemable preference shares	6,381	5,957	5,191

Net earnings available for shareholders	$5,178	$6,927	$4,605

The accompanying notes are an integral part of these consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 1999	December 25, 1998
	Thousands of U.S. Dollars
ASSETS
Current assets:
Cash and equivalents	$13,385	$19,044
Accounts receivable, less allowance for doubtful accounts (1999—$2,934; 1998—$3,609)	80,087	81,845
Inventories	82,499	74,735
Deferred income taxes	2,518	3,641
Other current assets	1,753	944

Total current assets	180,242	180,209
Property, plant and equipment, net	120,409	117,080
Goodwill, net of accumulated amortization (1999—$7,730; 1998—$5,110)	82,587	76,047
Deferred income taxes	6,638	8,588
Other assets	9,783	6,725

	$399,659	$388,649

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdrafts	$2,009	$1,513
Accounts payable	49,682	51,862
Accrued expenses	23,261	20,692
Accrued interest payable	3,815	4,712
Income taxes payable	4,276	3,478
Deferred income taxes	393	212
Current maturities of long-term debt	6,236	9,182

Total current liabilities	89,672	91,651
Long-term debt, less current maturities	215,043	208,496
Other liabilities	9,187	13,100
Deferred income taxes	20,689	19,398

Total liabilities	334,591	332,645

Commitments and contingencies
Redeemable preference shares:
Preference shares—14% cumulative preferred, no par value; 33,925,000 shares authorized, issued and outstanding, plus cumulative dividends of $12,312 in 1998	—	46,237
Sterling preference shares—14% cumulative preferred, no par value; 50,000 shares at 1 British Pound Sterling, authorized, issued and outstanding, plus cumulative dividends of $27 in 1998	—	102

Total redeemable preference shares	—	46,339

Shareholders' equity:
Ordinary shares—no par value; 911,520 shares authorized, issued and outstanding	—	912
Non-voting shares—no par value; 88,480 shares authorized, issued and outstanding	—	88
Class A common stock—$.01 par value; 55,000,000 shares authorized, 45,567,312 issued and outstanding	456	—
Class B common stock—$.01 par value; 5,000,000 shares authorized, 4,434,680 issued and outstanding	44	—
Additional paid-in capital	53,220	—
Retained earnings	16,525	11,347
Accumulated other comprehensive loss	(5,177)	(2,682)

Total shareholders' equity	65,068	9,665

	$399,659	$388,649

The accompanying notes are an integral part of these consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity

	Comprehensive Income	Common Stock	Additional Paid-in Capital	Ordinary and Non-voting Shares	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
	Thousands of U.S. Dollars
Balance September 25, 1996 (reflects the new basis of shares in connection with the acquisition)	$—	$—	$—	$1,000	$—	$—	$1,000
Comprehensive income:
Net earnings for three months ended December 27, 1996	$1,006	—	—	—	1,006	—	1,006

Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,358	—	—	—	—	1,358	1,358

Other comprehensive income	1,358	—	—	—	—	—	—

Comprehensive income	$2,364	—	—	—	—	—	—

Dividends accrued on redeemable preference shares		—	—	—	(1,191)	—	(1,191)

Balance at December 27, 1996		—	—	1,000	(185)	1,358	2,173
Comprehensive income:
Net earnings for 1997	$9,796	—	—	—	9,796	—	9,796

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(2,749)	—	—	—	—	(2,749)	(2,749)
Minimum pension liability	(535)	—	—	—	—	(535)	(535)

Other comprehensive loss	(3,284)	—	—	—	—	—	—

Comprehensive income	$6,512	—	—	—	—	—	—

Dividends accrued on redeemable preference shares		—	—	—	(5,191)	—	(5,191)

Balance at December 26, 1997		—	—	1,000	4,420	(1,926)	3,494
Comprehensive income:
Net earnings for 1998	$12,884	—	—	—	12,884	—	12,884

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,655	—	—	—	—	1,655	1,655
Minimum pension liability	(2,411)	—	—	—	—	(2,411)	(2,411)

Other comprehensive loss	(756)	—	—	—	—	—	—

Comprehensive income	$12,128	—	—	—	—	—	—

Dividends accrued on redeemable preference shares		—	—	—	(5,957)	—	(5,957)

Balance at December 25, 1998		—	—	1,000	11,347	(2,682)	9,665
Comprehensive income:
Net earnings for 1999	$11,559	—	—	—	11,559	—	11,559
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(4,480)	—	—	—	—	(4,480)	(4,480)
Minimum pension liability	1,985	—	—	—	—	1,985	1,985

Other comprehensive loss	(2,495)	—	—	—	—	—	—

Comprehensive income	$9,064	—	—	—	—	—	—

Dividends accrued on redeemable preference dividends		—	—	—	(6,381)	—	(6,381)
Cancel dividends accrued on redeemable preference shares		—	18,720	—	—	—	18,720
Cancel shares of Euramax International Limited		—	—	(1,000)	—	—	(1,000)
Issue shares of Euramax International, Inc. pursuant to the Reorganization		500	34,500	—	—	—	35,000

Balance at December 31, 1999		$500	$53,220	$—	$16,525	$(5,177)	$65,068

The accompanying notes are an integral part of these consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the year ended December 31, 1999	For the year ended December 25, 1998	For the year ended December 26, 1997
	Thousands of U.S. Dollars
Cash flows from operating activities:
Net earnings	$11,559	$12,884	$9,796
Reconciliation of net earnings to net cash provided by operating activities:
Depreciation and amortization	13,728	12,326	11,663
Provision for doubtful accounts	283	697	1,858
Gain on sales of assets	(146)	(103)	(2)
Deferred income taxes	3,977	3,540	(1,190)
Extraordinary loss on debt extinguishment	—	—	2,846
Changes in operating assets and liabilities:
Accounts receivable	491	(3,650)	(5,809)
Inventories	(6,260)	13,266	14,097
Other current assets	(534)	755	148
Accounts payable and other current liabilities	(37)	5,843	(3,779)
Income taxes payable	1,395	1,839	4,220
Net change in other noncurrent assets and liabilities	(2,445)	1,456	(5,071)

Net cash provided by operating activities	22,011	48,853	28,777

Cash flows from investing activities:
Adjustment of purchase price of Fabricated Products	—	—	3,487
Proceeds from sales of assets	706	618	289
Proceeds from dispositions of businesses	—	—	12,764
Purchases of businesses	(22,161)	—	(78,473)
Capital expenditures	(13,358)	(12,352)	(7,184)

Net cash used in investing activities	(34,813)	(11,734)	(69,117)

Cash flows from financing activities:
Changes in cash overdrafts	496	(9,957)	11,470
Repayment of debt	(77,766)	(45,938)	(39,291)
Proceeds from debt	81,934	19,424	73,333
Proceeds from sales of currency swaps	—	7,580	—
Deferred financing fees	—	—	(1,268)

Net cash provided by (used in) financing activities	4,664	(28,891)	44,244

Effect of exchange rate changes on cash	2,479	(2,098)	(3,506)

Net (decrease) increase in cash and equivalents	(5,659)	6,130	398
Cash and equivalents at beginning of period	19,044	12,914	12,516

Cash and equivalents at end of period	$13,385	$19,044	$12,914

Noncash financing and investing activities:
Euramax International Limited cancelled 34,000,000 preference shares, 1,000,000 ordinary shares and accrued preference dividends of $18,720	$53,720	$—	$—
Euramax International, Inc. issued 50,001,992 shares common stock to former Euramax International Limited shareholders	$500	$—	$—
Dividends accrued on redeemable preference shares	$6,381	$5,957	$5,191
Purchase of business financed in part with a note payable to seller	$—	$—	$800
Sale of business financed in part with a note receivable from purchaser	$—	$—	$500
Payable for certain non-compete agreements associated with purchase of business	$500	$—	$—
Supplemental cash flow information:
Income taxes paid, net	$7,029	$5,860	$3,165
Interest paid, net	$21,601	$23,206	$22,306

The accompanying notes are an integral part of these consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of U. S. Dollars except share data)

1. Basis of Presentation:

Euramax International, Inc. is an international producer of value-added aluminum, steel, vinyl and fiberglass fabricated products with facilities strategically located in the United Kingdom ("U.K."), The Netherlands, France, and all major regions of the continental United States ("U.S."). Euramax's core products include specialty coated coils, aluminum recreational vehicle ("RV") sidewalls, RV doors, farm and agricultural panels, metal and vinyl raincarrying systems, roofing accessories, soffit and fascia systems, and vinyl replacement windows. The Company's customers include original equipment manufacturers ("OEMs") such as RV, commercial panel manufacturers and transportation industry manufacturers; rural contractors; home centers; manufactured housing producers; distributors; industrial and architectural contractors; and home improvement contractors. The "Company" or "Euramax" refers to Euramax International, Inc. and Subsidiaries, collectively.

The Company was organized by an investor group to acquire, through its wholly owned subsidiaries, certain portions of the fabricated products operations of Alumax Inc. (the "Acquisition"). Alumax Inc. was acquired by Aluminum Company of America in May 1998, and is hereafter referred to as "Alumax." The Acquisition was completed September 25, 1996. In December 1999, the Company completed a reorganization (the "Reorganization") whereby Euramax International, Inc., a Delaware corporation, was positioned as the top holding company. Prior to the Reorganization, the parent company was Euramax International Limited (formerly Euramax International plc), a company organized under the laws of England and Wales.

The Reorganization was accomplished, in part, by means of a "scheme of arrangement" under section 425 of the United Kingdom Companies Act 1985, a U.K. judicial proceeding requiring the consent of the registered holders of the Company's Notes (defined in Note 6), the lenders under the Company's Credit Agreement (defined in Note 6), and the holders of each class of shares of Euramax. As a result of the Reorganization, the new U.S. holding company of the group, Euramax International, Inc., is the reporting company for the consolidated group. In addition, the new U.S. holding company, two new U.K. intermediate holding companies and Amerimax Fabricated Products, Inc., an intermediate U.S. holding company, were added as guarantors on the Company's Notes, and certain covenants in the Company's Notes were amended. The Reorganization did not result in a new basis of accounting.

2. Acquisitions and Divestitures:

On February 5, 1999, the Company's wholly owned subsidiary Amerimax Home Products, Inc. purchased certain assets related to the building materials business of Unimet Manufacturing, Inc. ("Unimet") for approximately $3.3 million, including transaction expenses of approximately $135.4 thousand. Approximately $2.8 million was paid in cash. The remaining purchase price of $500.0 thousand, representing consideration for certain non-compete agreements, is being paid in equal installments over the next five years.

On April 23, 1999, the Company's wholly owned subsidiary Euramax Coated Products Limited purchased all of the issued and outstanding capital stock of Color Clad plc ("Color Clad") for approximately $3.8 million, including transaction expenses of approximately $171.5 thousand.

On June 3, 1999, the Company's wholly owned subsidiary Amerimax Fabricated Products, Inc. purchased all of the issued and outstanding capital stock of Atlanta Metal Products, Inc. ("AMP") for approximately $15.6 million, excluding cash and including estimated adjustments for changes in working capital required by the purchase agreement and approximately $641.0 thousand of transaction expenses.

The Color Clad and AMP acquisitions were financed through borrowings under the Revolving Credit Facility (defined in Note 6). Such borrowings were available under the Credit Agreement, which was amended April 6, 1999 (see Note 6). In addition, the purchase prices of the above acquisitions have been allocated to the acquired assets and liabilities based upon their estimated fair market values at the acquisition dates under the purchase method of accounting.

The pro forma operating results of the Company for the year ended December 31, 1999, assuming the above noted companies were acquired on January 1, 1999, would not have been materially different from the results presented in the Consolidated Financial Statements.

On July 17, 1997, the Company's wholly owned subsidiary Amerimax Fabricated Products, Inc., pursuant to a purchase agreement (the "Fabral Purchase Agreement"), acquired all of the issued and outstanding capital stock of Gentek Holdings, Inc. and its subsidiary Gentek Building Products, Inc. (collectively "Gentek" or "Fabral") (the "Fabral Acquisition"). At the Fabral Acquisition date, Gentek was comprised principally of Fabral, a division of Gentek headquartered in Lancaster, Pennsylvania.

Fabral is a manufacturer and distributor of steel and aluminum roofing and wall paneling products specifically for the agricultural, commercial and industrial markets. The following unaudited pro forma data present the results of operations for the year ended December 26, 1997 as though the Fabral Acquisition had been completed on the first day of the fiscal year, and assume that there are no other changes in the operations of the Company. Such pro forma information includes adjustments to interest expense; changes in amortization of goodwill relating to the allocation of the purchase price; and the income tax effect related to these items. The pro forma results are not necessarily indicative of the financial results that might have occurred had the Fabral Acquisition actually taken place on the first day of the fiscal year or of the future results of operations.

Year ended December 26, 1997
Net sales	$611,828
Earnings before extraordinary item and income taxes	11,639
Net earnings	9,881

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

The Fabral Acquisition was financed through borrowings of approximately $38.0 million under the Revolving Credit Facility and $40.0 million under the Term Loans (defined in Note 6). Such borrowings were available under the Credit Agreement which was amended and restated to increase the Revolving Credit Facility from $85.0 million to $100.0 million and to provide additional Term Loans of $40.0 million (see Note 6).

Certain Financial Statements and Exhibits for the Fabral Acquisition can be found in the Company's Current Report on Form 8-K, filed August 1, 1997 and Form 8-K/A, filed September 26, 1997.

On March 28, 1997, the Company's wholly owned subsidiary Amerimax Building Products, Inc. purchased all of the issued and outstanding capital stock of JTJ Laminating, Inc. ("JTJ") for approximately $2.2 million, including transaction expenses of $100.0 thousand, along with the assumption of outstanding indebtedness of $1.3 million. At the closing date, approximately $2.4 million was paid in cash, of which $1.3 million was used to extinguish outstanding indebtedness of JTJ. Of the remaining purchase price of $1.0 million, $200.0 thousand has been paid as of December 31, 1999, and the remaining $800.0 thousand will be paid in equal installments over the next eight years.

On June 2, 1997, the Company sold the assets, along with certain accounts payable, related to its Johnson Door Products, Inc. subsidiary for approximately $9.1 million in cash. On June 27, 1997, the Company sold all of the issued and outstanding capital stock of Amerimax Specialty Products, Inc. for approximately $4.2 million, of which $3.7 million was in cash and $500.0 thousand in a subordinated promissory note which was fully paid in October 1999.

The pro forma effects of the JTJ, Johnson Door Products, Inc. and Amerimax Specialty Products, Inc. transactions were not material to the Company's results of operations.

3. Summary of Significant Accounting Policies:

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

Goodwill

The Company uses the purchase method to account for acquisitions. Goodwill is amortized on a straight-line basis over 20 to 30 years. The Company periodically reviews the amortization period to determine if events and circumstances warrant revised estimates of the useful lives. The factors considered by management in the assessment include operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. Also, at each balance sheet date, management assesses whether there has been a permanent impairment in the value of goodwill by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of goodwill. If the carrying value of goodwill were to exceed the anticipated undiscounted future cash flows from operating activities, an impairment charge would be recorded equal to the excess of the net carrying value over the fair value of the goodwill.

Financial Instruments and Risk Management

In connection with the Company's risk-management strategy, the Company enters into currency swaps and interest rate swaps for other than trading purposes with major banking institutions to reduce the impact of exchange rate fluctuations and/or interest rate fluctuations related to debt payments. Currency swaps involve exchanges of interest payments in differing currencies, but provide for the exchange of principal amounts at maturity. Interest rate swaps involve exchanges of interest payments at differing interest rates and caps the highest rate of interest to be paid on specified notional amounts of debt. The fair value of the currency swaps and interest rate swaps are derived from valuation models based upon recognized financial principals and estimates about relevant future market conditions (see Note 6). Amounts of interest to be paid or received are included in interest expense on an accrual basis, as they effectively limit the interest payment exposure of the Company's debt commitments. The amounts exchanged are based upon the notional amounts of the currency swaps and interest rate swaps, as well as on the other terms of the swaps, which relate to interest payments and exchange rates. Cash flows from the currency swaps and interest rate swaps are recognized in the statement of cash flows in the same category as that of the hedged item.

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

The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms except for the 11.25% Senior Subordinated Notes, which are measured at the quoted market rate (see Note 6).

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and equivalents and trade accounts receivable. The fair value of these financial instruments approximates book value at December 31, 1999 and December 25, 1998. The Company places its cash and equivalents with high credit quality institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit; however, the Company believes that its credit risk exposure is not significant due to the high credit quality of the institutions. The Company routinely assesses the financial strength of its customers. Also, due to the large number of customers and the widely dispersed geographic areas in which the Company's businesses operate, the Company believes that its trade accounts receivable credit risk exposure is not significant.

Revenue Recognition

The Company recognizes revenue when title passes to the customer. Title to goods typically passes when delivered to the customer by company truck, or when shipped, if by common carrier.

Translation of Foreign Currencies

Assets and liabilities of non-U.S. subsidiaries are translated to U.S. Dollars at the rate of exchange in effect on the balance sheet date; income and expenses are translated to U.S. Dollars at the weighted average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions are included in results of operations. The foreign currency transaction gains (losses) recorded in selling and general expenses were $180.3 thousand for the year ended December 31, 1999, $129.8 thousand for the year ended December 25, 1998, and $(14.5) thousand for the year ended December 26, 1997.

Comprehensive Income

Total comprehensive income and the components of accumulated other comprehensive income are presented in the Consolidated Statements of Changes in Equity. The related tax effects of the components of comprehensive income and the changes in the accumulated comprehensive balances are presented in Note 9.

Segment Information

In 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting structure used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers. For comparative purposes, prior period disclosures have been restated to reflect adoption of this standard. The adoption of SFAS No. 131 did not effect the Company's consolidated financial position, results of operations or cash flows.

Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized, as appropriate. The Company's pro rata share of remediation costs that relate to an existing condition caused by past operations are accrued when it is probable that these costs will be incurred and can be reasonably estimated.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (December 31, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. Management is reviewing the provisions of SFAS No. 133 and does not believe that the Company's financial statements will be materially impacted by the adoption.

Reclassifications

Certain reclassifications have been made to prior years' financial statements to conform with the 1999 presentation.

4. Inventories:

Inventories were comprised of:

	December 31, 1999	December 25, 1998
Raw materials	$57,146	$53,247
Work in process	11,708	10,172
Finished products	13,645	11,316

	$82,499	$74,735

5. Property, Plant and Equipment:

Components of property, plant and equipment were as follows:

	December 31, 1999	December 25, 1998
Land and improvements	$9,294	$8,983
Buildings	43,577	42,860
Machinery and equipment	93,751	85,071

	146,622	136,914
Less accumulated depreciation	(29,914)	(20,343)

	116,708	116,571
Construction in progress	3,701	509

	$120,409	$117,080

Depreciation expense was $10.6 million, $9.7 million, and $9.0 million for the years ended December 31, 1999, December 25, 1998, and December 26, 1997, respectively.

6. Long-Term Obligations:

Long-term obligations consisted of the following:

	December 31, 1999	December 25, 1998
Credit Agreement:
Revolving Credit Facility	$57,600	$35,186
Term Loans	28,679	47,492
11.25% Senior Subordinated Notes due 2006	135,000	135,000

	221,279	217,678
Less current portion	(6,236)	(9,182)

	$215,043	$208,496

The Company has outstanding borrowings under a credit agreement (the "Credit Agreement") consisting of term loans (the "Term Loans") and a revolving credit facility (the "Revolving Credit Facility"), a portion of which is available for letters of credit and swing loans.

The Term Loans consist of the following facilities:

	December 31, 1999	December 25, 1998
Dutch Guilder	$—	$2,621
Pound Sterling	2,531	3,636
U.S. Dollar—Tranche A	5,204	13,208
U.S. Dollar—Tranche B	5,042	10,945
U.S. Dollar—Tranche C	15,902	17,082

	$28,679	$47,492

Effective April 6, 1999, the Company amended its Credit Agreement to, among other items, allow for the additional borrowings under the Revolving Credit Facility to finance acquisitions (see Note 2), allow for the prepayment of the Dutch Guilder facility and to permanently waive the 1998 excess cash flow provision described below.

Loans under the Revolving Credit Facility are made, at the election of the Company, in U.S. Dollars, Dutch Guilders and/or Pounds Sterling. All borrowings under the Term Loans and the Revolving Credit Facility are repaid in the currency in which the loan is made.

Outstanding loans under the Tranche A Facility must be repaid by December 31, 2000. Outstanding loans under the Pound Sterling facility must be repaid by June 30, 2001. Outstanding loans under the Revolving Credit Facility must be repaid by June 30, 2002; provided, however, that subject to the consent of the lender under the Revolving Credit Facility, the Company will have the option to extend the final maturity date on the Revolving Credit Facility to June 2004. Outstanding loans under the Tranche C Facility must be repaid by September 30, 2002. Outstanding loans under the Tranche B Facility must be repaid by March 31, 2003.

The terms of the Credit Agreement require an additional payment on the Company's outstanding Term Loans on an annual basis based upon the Company's excess cash flows ("Excess Cash Flow Provision," as defined in the Credit Agreement). Based on the Company's cash flows for the year ended December 31, 1999, the payment required under the Excess Cash Flow Provision is estimated to be approximately $1.0 million. For the year ended December 25, 1998, the payment required under the Excess Cash Flow Provision was $27.5 million, which payment was permanently waived effective April 9, 1999, in accordance with the amendment to the Credit Facility previously discussed. As of December 31, 1999 and December 25, 1998, respectively, neither of the respective payments required under the Excess Cash Flow Provision were included in current maturities of long-term debt based on the Company's intent and ability to finance these payments through the use of its long-term Revolving Credit Facility.

Through December 31, 1999, at the option of the Company, the interest rates applicable to the loans under the Credit Agreement were based upon a Base Rate or a Eurocurrency Rate (both as defined), plus their respective margins. From December 28, 1996 through December 26, 1997, the margins were as follows:

(a) Base Rate plus 1.75% in the case of the Revolving Credit Facility and all U.S. Dollar denominated Term Loans except the Tranche B Facility, or 2.25% in the case of the Tranche B Facility; or (b) Eurocurrency Rate for one, three or six months, plus 2.75% in the case of the Revolving Credit Facility and all Term Loans except the Tranche B Facility and Tranche C Facility, or 3.25% in the case of the Tranche B Facility and Tranche C Facility. In November, 1997, the Credit Agreement was amended to provide for variable rate margins, determined quarterly, based upon the Company's ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to total debt. For periods after December 26, 1997, the maximum and minimum base rate margins are 1.75% and 1.00%, respectively. The maximum and minimum Eurocurrency rate margins are 2.75% and 1.25%, respectively. At December 31, 1999, the interest rate payable under the Revolving Credit Facility averaged 7.259%, the interest rate on the Tranche B and Tranche C Facilities averaged 8.157%, and the interest rate on the Tranche A Facility and Pound Sterling Facility averaged 7.565%.

As of December 31, 1999, an undrawn amount of $42.4 million remained under the Revolving Credit Facility and was fully available. During 1999, debt decreased $567.7 thousand due to fluctuations in the foreign exchange rates, as compared to a decrease of $22.7 thousand during 1998.

The Credit Agreement contains certain covenants and restrictions on actions by the Company and its subsidiaries, including certain restrictions on the payment of cash dividends. In addition, the Credit Agreement requires the Company to meet certain financial tests, including minimum fixed charge coverage ratio, minimum interest coverage ratio, maximum leverage ratio, minimum EBITDA requirements and maximum amounts of capital expenditures. As of December 31, 1999, the Company was in compliance with these covenants and restrictions.

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

Year	Percentage
2001	105.625%
2002	103.750%
2003	101.875%
2004	100.000%

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

Future maturities of long-term obligations as of December 31, 1999 are as follows:

2000	$6,236
2001	5,400
2002	12,573
2003	4,472
2004	57,598
Thereafter	135,000

$221,279

The Notes are guaranteed on a senior subordinated basis by Euramax International, Inc., Amerimax Fabricated Products, Inc., and two new U.K. holding companies, Euramax International Holdings Limited and Euramax Continental Limited. The borrowings under the Credit Agreement are guaranteed by the Company and all of its subsidiaries, other than its French subsidiaries. Substantially all assets of the Company are pledged as collateral against the borrowings under the Credit Agreement.

To facilitate the payment of interest and repayment of the notes issued by the Dutch and U.K. holding companies, on December 27, 1996, the Company entered into two currency swap agreements ("Dutch Guilder swap" and "Pound Sterling swap") with a major banking institution. The agreements provide for exchanges of interest payments in Dutch Guilders and Pounds Sterling for U.S. Dollars on April 1, and October 1 of each year, and provide for exchanges of principal amounts at maturity on October 1, 2003. In a series of transactions completed on August 7, 1998, the Company sold its interest in the Dutch Guilder swap whereby the Company was to receive $50.0 million in exchange for 85.1 million Dutch Guilders on October 1, 2003. Proceeds from the sale approximated $7.6 million and were used to reduce long-term indebtedness. The net gain on the sale was not material. Concurrent with the sale, the Company entered into a new currency swap requiring the Company to exchange 75.0 million Dutch Guilders for $37.5 million at maturity on October 1, 2003. Under the new agreement, the Company pays the counterparty a fixed rate of interest of 9.865% on the notional Dutch Guilders value in exchange for receiving interest of 11.25% on the notional U.S. dollar value. The Pound Sterling swap requires the Company to exchange 16.0 million Pounds Sterling for $25.0 million at maturity on October 1, 2003. The Company pays the counterparty a fixed rate of interest of 12.72% on the notional Pounds Sterling value in exchange for receiving interest of 11.25% on the notional U.S. dollar value. At December 31, 1999, the aggregate fair value of the currency swap agreements was $720.0 thousand. Substantially all assets of the Company are pledged as collateral against the currency swaps.

On June 2, 1998, the Company entered into an interest rate swap agreement to reduce the volatility associated with U.S. LIBOR interest rate fluctuations. The agreement provides for the Company to swap floating U.S. LIBOR interest rates, on a notional amount of $75.0 million of U.S. Dollar indebtedness, for a floating rate tied to a historically less volatile index. The agreement, expiring June 2, 2003, also caps the highest rate of interest to be paid on the first $75.0 million of LIBOR based borrowings by the Company at 9.5%. The net cash amounts paid or received on the swap are accrued and recognized as an adjustment to interest expense. At December 31, 1999, the Company was a floating rate payor of 5.2831% and received a floating rate of 6.115% on the notional amount of $75.0 million. At December 31, 1999, the fair value of the interest rate swap agreement was $(1.2) million.

The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities except for the Notes which are measured at the quoted market rate. The fair value of the Notes was $136.4 million at December 31, 1999. All other long-term debt approximates the carrying value at December 31, 1999.

7. Capital Structure:

Common Stock

In connection with the Reorganization described in Note 1, the Company authorized the issuance of 60,000,000 shares of stock consisting of: (i) 55,000,000 shares of Class A voting common stock, par value one cent ($0.01) per share; and (ii) 5,000,000 shares of Class B restricted voting common stock, par value one cent ($0.01) per share. Of the total authorized shares of stock, the Company issued 45,567,312 shares of Class A voting common stock and 4,434,680 shares of Class B restricted voting common stock, for a total of 50,001,992 shares of common stock. As of December 31, 1999, the Company had issued and outstanding 50,001,992 shares of common stock with a par value of one cent ($0.01) per share. Except with respect to voting rights, all shares of Class A and Class B common stock are identical in all respects and entitle the holders thereof to the same rights, preferences and privileges, and are subject to the same qualifications, limitations and restrictions, all as described in the Company's Certificate of Incorporation. The Credit Agreement contains certain restrictions on the payment of cash dividends.

The holders of Class A common stock are entitled to one vote per share on all matters voted on by the Company's stockholders, and the holders of Class B common stock are generally entitled to one vote per ten (10) shares held on any matters to be voted on the by the Company's stockholders, with exceptions as noted in the Company's Certificate of Incorporation. In addition, each share of Class B common stock may be converted at any time into one share of Class A common stock at the option of the holder.

Preference and Ordinary Shares

In connection with the Acquisition described in Note 1, the Company issued the equivalent of 34,000,000 shares of redeemable preference shares as follows: 33,925,000 preference shares with a stated value of $1 per share, and 50,000 sterling preference shares with a stated value of 1 British Pound Sterling per share. In addition, the Company issued 1,000,000 ordinary shares as follows: 911,520 ordinary shares with a stated value of $1 per share and 88,480 non-voting ordinary shares with a stated value of $1 per share. In connection with the Reorganization described in Note 1, all ordinary and preference shares, including accrued but unpaid dividends, were cancelled.

8. Income Taxes:

The provisions for income taxes are comprised of the following:

	Year ended December 31, 1999	Year ended December 25, 1998	Year ended December 26, 1997
Current:
U.S. Federal	$2,497	$1,336	$—
Non-U.S.	3,973	5,127	4,683
State	570	250	—

	7,040	6,713	4,683

Deferred:
U.S. Federal	3,738	2,706	2,520
Non-U.S.	414	327	443
State	(175)	507	301

	3,977	3,540	3,264

	$11,017	$10,253	$7,947

The results for the year ended December 26, 1997, included an extraordinary loss of $1.8 million, net of tax benefit of $1.1 million, for the write-off of deferred financing costs in connection with the amendment and restatement of the Company's Credit Agreement to, among other items, provide available borrowings for the Fabral Acquisition.

The U.S. and non-U.S. components of earnings before income taxes and extraordinary item are as follows:

	Year ended December 31, 1999	Year ended December 25, 1998	Year ended December 26, 1997
U.S.	$14,407	$10,542	$5,316
Non-U.S.	8,169	12,595	14,185

	$22,576	$23,137	$19,501

Reconciliation of the differences between income taxes computed at the U.S. Federal statutory tax rate and the Company's income tax provision follows:

	Year ended December 31, 1999	Year ended December 25, 1998	Year ended December 26, 1997
Tax at U.S. Federal statutory rate	$7,989	$8,098	$6,826
State income taxes, net of U.S. Federal income tax Benefit	659	439	302
Non-U.S. taxes, net	199	81	117
Reorganization costs	893	—	—
Other permanent differences (primarily goodwill amortization)	1,173	1,063	1,028
Other, net	104	572	(326)

	$11,017	$10,253	$7,947

At December 31, 1999 and December 25, 1998, the combined tax-effected temporary differences are as follows:

	Asset (Liability)
	December 31, 1999	December 25, 1998
Accrued expenses	$1,037	$2,234
Allowance for doubtful accounts	164	699
Book versus tax basis of inventory	924	496
Other	—	—

Current, net	2,125	3,429

Book versus tax basis of depreciable assets	(17,721)	(19,500)
Net operating losses	6,149	8,803
Accrued pension liability	209	1,600
Other	(2,688)	(1,713)

Noncurrent, net	(14,051)	(10,810)

Total, net	$(11,926)	$(7,381)

The earnings of non-U.S. subsidiaries are considered to be permanently invested. Any tax amounts owed as a result of the recovery of taxable temporary differences attributable to such investments would not be material. In addition, Fabral has U.S. operating tax loss carryforwards of approximately $20.3 million which are available to offset future taxable income and taxes. The tax carryforward benefits begin to expire in 2010. Internal Revenue Service code section 382 imposes an annual limitation of approximately $4.0 million for the Fabral net operating loss. The Company believes that this limitation will not affect its ability to utilize the net operating losses prior to expiration.

9. Comprehensive Income:

Accumulated other comprehensive income (loss) balances were as follows:

	Foreign Currency Translation Adjustment	Minimum Pension Liability	Accumulated Other Comprehensive Loss
Beginning balance, December 25, 1998	$264	$(2,946)	$(2,682)
Current period change	(4,480)	1,985	(2,495)

Ending balance, December 31, 1999	$(4,216)	$(961)	$(5,177)

There were no tax effects related to the foreign currency translation adjustment component of other comprehensive loss for any year presented because the earnings of the subsidiaries are considered to be permanently invested (see Note 8). The tax effects related to the minimum pension liability component of other comprehensive income (loss) were $209.4 thousand for the year ended December 31, 1999, $1.6 million for the year ended December 25, 1998, and were not significant for the year ended December 26, 1997.

10. Employee Retirement Plans:

During 1998, the Company adopted SFAS No. 132, Employers' Disclosures about Pensions and Other Post Retirement Benefits. The adoption of SFAS No. 132 did not effect the Company's consolidated financial position, results of operations or cash flows.

U.S. Plans:

Defined Benefit:

The Company maintains a non-contributory defined benefit pension plan covering substantially all U.S. hourly employees.

The following table sets forth the reconciliations of the projected benefit obligation and plan assets, the funded status of the plan and the amounts recognized in the Company's consolidated balance sheets:

	Year ended December 31, 1999	Year ended December 25, 1998
Change in benefit obligation
Projected benefit obligation at beginning of year	$1,077	$481
Service cost	375	295
Interest cost	90	46
Plan amendments	56	149
Actuarial loss	(72)	133
Benefits paid	(125)	(27)

Projected benefit obligation at end of year	$1,401	$1,077

Accumulated benefit obligation	$1,401	$1,077

Change in plan assets
Fair value of plan assets at beginning of year	$325	$64
Actual return on plan assets	71	8
Employer contributions	681	280
Benefits paid	(72)	(27)

Fair value of plan assets at end of year	$1,005	$325

Funded status	$(396)	$(752)
Unrecognized actuarial loss	91	262
Unrecognized prior service cost	237	200

Net amount recognized	$(68)	$(290)

Amounts recognized in the consolidated balance sheets
Accrued pension liability	$(396)	$(752)
Intangible asset	237	200
Accumulated other comprehensive loss	91	262

Net amount recognized	$(68)	$(290)

Weighted average assumptions used in the accounting for the plan include:

	December 31, 1999	December 25, 1998	December 26, 1997
Weighted-average assumptions
Discount rate	7.75%	6.50%	7.00%
Rate of compensation increases	n/a	n/a	n/a
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%

Net periodic pension costs for the plan include the following components:

	Year ended December 31, 1999	Year ended December 25, 1998	Year ended December 26, 1997
Components of net periodic pension cost
Service cost	$375	$295	$251
Interest cost	90	46	22
Expected return on assets	(51)	(14)	(14)
Amortization of prior service cost	18	15	5
Recognized net actuarial loss	25	5	1

Net periodic pension cost	457	347	265
Settlements, curtailments, and termination benefits
Settlement loss	—	—	63
Curtailment loss	—	—	21

Pension expense for the fiscal year	$457	$347	$349

Defined Contribution:

The Company maintains two defined contribution retirement and savings plans, which also allow the employees to contribute a percentage of their pretax and/or after-tax income in accordance with specified guidelines. The Company matches a certain percentage of employee pre-tax contributions up to certain limits. Further, the plans provide for discretionary contributions by the Company based on years of service and age. The Company's expense for the years ended December 31, 1999, December 25, 1998, and December 26, 1997, was approximately $1.4 million, $1.2 million, and $1.1 million, respectively.

International Plans:

In addition to the above, the employees of Euramax Coated Products Limited and Ellbee Limited participate in a single employer pension plan (the "U.K. Plan").

The following table sets forth the reconciliations of the projected benefit obligations and plan assets, the funded status of the U.K. Plan and amounts recognized in the Company's consolidated balance sheets:

	Year ended December 31, 1999	Year ended December 25, 1998
Change in benefit obligation
Projected benefit obligation at beginning of year	$16,910	$12,354
Service cost	882	754
Interest cost	967	873
Employee contributions	259	280
Actuarial loss	(1,310)	3,039
Benefits paid	(640)	(384)
Special termination benefits	23	—
Currency translation adjustment	(577)	(6)

Projected benefit obligation at end of year	$16,514	$16,910

Accumulated benefit obligation at end of year	$16,514	$16,910

Change in plan assets
Fair value of plan assets at beginning of year	$11,836	$10,462
Actual return on plan assets	2,419	1,001
Employer contributions	833	563
Employee contributions	259	280
Benefits paid	(640)	(384)
Administrative expenses	(57)	(58)
Currency translation adjustment	(410)	(28)

Fair value of plan assets at end of year	$14,240	$11,836

Funded status	$(2,274)	$(5,074)
Unrecognized net loss, net of tax benefit	789	2,684

Net amount recognized	$(1,485)	$(2,390)

Amounts recognized in the consolidated balance sheets
Accrued pension liability	$(2,274)	$(5,074)
Accumulated other comprehensive loss	789	2,684

Net amount recognized	$(1,485)	$(2,390)

Weighted average assumptions used in the accounting for the U.K. plan include:

Weighted average assumptions	December 31, 1999	December 25, 1998	December 26, 1997
Discount rate	6.25%	6.00%	7.25%
Rate of compensation increases	3.75%	3.50%	4.75%
Expected long-term rate of return on plan assets	7.50%	8.75%	9.75%

Net periodic pension cost for the U.K. Plan includes the following components:

	Year ended December 31, 1999	Year ended December 25, 1998	Year ended December 26, 1997
Components of net periodic pension cost
Service cost	$882	$754	$671
Interest cost	967	873	794
Expected return on assets	(856)	(915)	(889)
Amortization of prior service cost	—	—	—
Recognized net gain	210	(1)	—

Net periodic pension cost	$1,203	$711	$576

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

The following table sets forth the reconciliations of the projected benefit obligations, the funded status and the amounts recognized in the Company's consolidated balance sheets:

	Year ended December 31, 1999	Year ended December 25, 1998
Change in benefit obligation
Projected benefit obligation at beginning of year	$838	$752
Service cost	6	—
Interest cost	68	53
Plan amendments	142	—
Actuarial (gain) loss	(7)	33

Projected benefit obligation at end of year	$1,047	$838

Funded status	$(1,047)	$(838)
Unrecognized prior service cost	309	206
Unrecognized net loss	80	93

Net amount recognized	$(658)	$(539)

Amounts recognized in the consolidated balance sheets
Accrued pension liability	$(1,047)	$(539)
Intangible asset	309	—
Accumulated other comprehensive income	80	—

Net amount recognized	$(658)	$(539)

Weighted average assumptions used in the accounting for the SERP include:

	December 31, 1999	December 25, 1998	December 26, 1997
Weighted-average assumptions
Discount rate	7.75%	6.50%	7.00%
Rate of compensation increases	n/a	n/a	n/a
Expected long-term rate of return on plan assets	n/a	n/a	n/a

Net periodic pension cost for the SERP includes the following components:

	Year ended December 31, 1999	Year ended December 25, 1998	Year ended December 26, 1997
Components of net periodic pension cost
Service cost	$6	$—	$—
Interest cost	68	53	44
Amortization and deferral of actuarial loss	6	—	—
Amortization of prior service cost	39	25	9

Net periodic pension cost	$119	$78	$53

11. Incentive Plans:

Incentive Compensation Plan

The Company has an incentive compensation plan that covers key employees. The costs of the plan are computed in accordance with a formula that incorporates EBITDA (defined in Note 6) and return on average net assets. Costs of the plan for the years ended December 31, 1999, December 25, 1998, and December 26, 1997, were approximately $2.6 million, $2.2 million, and $2.4 million, respectively.

Long-Term Incentive Plan

In 1998, the Company established the Euramax International 1999 Phantom Stock Plan (the "Plan") which was effective January 1, 1999. The purpose of the Plan is to link the interests of the participants to those of the Company's shareholders through compensation that is tied to the increase in the equity value of the Company over the long term. Participation in the Plan is limited to key executives and certain other management employees as approved, from time to time, by a Committee selected by the President.

The Plan provides for one-time awards of phantom shares to selected participants. A phantom share is a unit equal to 4% of the equity value of the Company, as defined by the Plan, divided by 40,000 (the maximum number of phantom shares that may be awarded to participants under the Plan). A phantom share entitles the participant to receive compensation equal to the fair market value of a phantom share when fully vested, minus the beginning value of a phantom share at the date of grant, all as defined by the Plan. On January 1, 1999, 36,000 of the phantom shares were granted. Compensation expense accrues in the period from the date of grant to the date fully vested, adjusted for changes in the value of the phantom shares. No compensation expense was recorded during fiscal years 1999 or 1998 in connection with the

Plan. The awards become fully vested on the earlier of a change in control; a listing; the death, disability or retirement of the participant; or December 31, 2003. Compensation will be paid out in four equal payments during the first quarter of 2004 through 2007, unless there is a change in control; a listing; or the death, disability or retirement of the participant; in which case the compensation will be paid out sooner.

12. Commitments and Contingencies:

Minimum commitments under long-term noncancelable operating leases, principally for operating and office facilities, totaled $19.4 million at December 31, 1999 were as follows:

2000	$5,066
2001	3,898
2002	3,364
2003	2,296
2004	1,401
Thereafter	3,330

$19,355

Rent expense amounted to $6.4 million, $6.3 million and $4.7 million for the years ended December 31, 1999, December 25, 1998 and December 26, 1997, respectively.

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

European roll coating—The European roll coating facilities primarily apply a variety of liquid (primarily paint) coatings to bare aluminum or steel coil, providing a baked-on finish. The facilities also fabricate panels for the recreational vehicle industry.

U.S. fabrication—The U.S. fabrication facilities primarily process coated coil through slitting operations which cut the coils into more narrow widths. The cut coils then undergo a variety of downstream production processes which further fabricate the aluminum and steel sheet to form the desired product. The predominant fabricating activity is rollforming, which begins with steel or aluminum and results in the production of gutters, roofing, siding, soffit, fascia, trim, and other products. In addition, the facilities laminate fiberglass and aluminum products by adhering fiberglass sheet to wood or other solid substrates and fabricate windows from vinyl extrusions and glass. Three of the U.S. facilities also have roll coating facilities for internal processing. The facilities utilize distribution facilities located strategically throughout the U.S.

European fabrication—The predominant fabricating activity begins with aluminum extrusions and glass which are welded and glazed and that result in the production of windows, doors, shower enclosures, sunroofs and other products.

The accounting policies of the segments are the same as those described in Note 3, "Summary of Significant Accounting Policies." Segment data includes intersegment revenues. The Company evaluates the performance of its segments and allocates resources to them based primarily on EBITDA.

The Company is organized primarily on the basis of seven operating subsidiaries. Two of the subsidiaries have been aggregated into the "European roll coating" segment, the three U.S. subsidiaries have been aggregated into the "U.S. fabrication" segment, and two of the European subsidiaries have been aggregated into the "European fabrication" segment. The table below presents information about reported segments for the fiscal years ended December 31, 1999, December 25, 1998, and December 26, 1997:

	European Roll Coating	U.S. Fabrication	European Fabrication	Total
Year ended December 31, 1999
Sales	$140,075	$397,437	$62,022	$599,534
EBITDA	20,185	35,294	8,042	63,521
Year ended December 25, 1998
Sales	$163,000	$398,115	$64,780	$625,895
EBITDA	23,116	33,138	7,882	64,136
Year ended December 26, 1997
Sales	$152,159	$337,124	$62,404	$551,687
EBITDA	22,466	27,941	8,212	58,619

A reconciliation of total segment sales to total consolidated sales and of total segment EBITDA to total consolidated earnings before income taxes and extraordinary item, for the years ended December 31, 1999, December 25, 1998 and December 26, 1997.

	Year ended December 31, 1999	Year ended December 25, 1998	Year ended December 26, 1997
Sales
Total segment sales	$599,534	$625,895	$551,687
Plus: Sales of subsidiaries disposed of in 1997	—	—	17,338
Eliminations	(2,775)	(9,676)	(12,011)

Consolidated net sales	$596,759	$616,219	$557,014

EBITDA
Total EBITDA for reportable segments	$63,521	$64,136	$58,619
Plus: EBITDA of subsidiaries disposed in 1997	—	—	2,046
Expenses that are not segment specific	(5,411)	(5,026)	(5,963)
Depreciation and amortization	(13,728)	(12,326)	(11,663)
Interest	(21,806)	(23,647)	(23,538)

Consolidated earnings before income taxes and extraordinary item	$22,576	$23,137	$19,501

Segment assets are not included in the above table because asset information is not reported by segment in the information reviewed by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance.

The following table reflects revenues from external customers by groups of similar products for the years ended December 31, 1999, December 25, 1998, and December 26, 1997:

Customers/Markets	Primary Products	Year ended December 31, 1999	Year ended December 25, 1998	Year ended December 26, 1997
OEMs	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; RV doors, windows and roofing; and composite building panels	$262,733	$280,996	$276,279
Rural Contractors	Steel and aluminum roofing and siding	121,612	125,709	64,614
Home Centers	Raincarrying systems, roofing accessories, windows, doors, and shower enclosures	87,452	88,736	85,780
Manufactured Housing	Steel siding and trim components	49,566	56,076	55,144
Distributors	Metal coils, raincarrying systems and roofing accessories	28,842	23,416	38,434
Industrial and Architectural Contractors	Standing seam panels and siding and roofing accessories	20,480	20,951	12,254
Home Improvement Contractors	Vinyl replacement windows; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings	26,074	20,335	24,509

		$596,759	$616,219	$557,014

The following table reflects sales and long-lived asset information by geographic area as of and for the years ended December 31, 1999, December 25, 1998, and December 26, 1997:

	Sales
	Year ended December 31, 1999	Year ended December 25, 1998	Year ended December 26, 1997
United States	$397,437	$398,116	$354,451
The Netherlands	78,117	92,654	80,625
United Kingdom	93,632	94,636	92,251
Other non-U.S.	27,573	30,813	29,687

	$596,759	$616,219	$557,014

	Long-Lived Assets
	December 31, 1999	December 25, 1998
United States	$113,789	$98,455
The Netherlands	52,654	57,801
United Kingdom	45,193	42,368
Other non-U.S.	1,143	1,228

	$212,779	$199,852

Non-U.S. revenue is based on the country in which the legal subsidiary is domiciled. No single customer represented greater than ten percent of the Company's revenues for any period presented.

14. Subsequent Event:

On March 10, 2000, the Company signed a definitive agreement to purchase substantially all of the assets and assume certain liabilities of a U.S. fabrication business. Completion of the acquisition is subject to certain due diligence and other conditions, at the unilateral option of the Company, and the final purchase price will be determined pursuant to the terms of the purchase agreement. Closing on this transaction is anticipated to occur in April, 2000.

15. Supplemental Consolidated Financial Statements:

As described in Note 1, on September 25, 1996, Euramax purchased the Company from Alumax. As further described in Note 6, the Acquisition was financed, in part, through the Notes. Euramax International Limited, Euramax European Holdings Limited and Euramax European Holdings B.V. are co-obligors under the Notes (the "Co-Obligors"). As discussed in Note 1, Euramax International, Inc., the new U.S. parent of the group, has provided a full and unconditional guarantee of the Notes ("Parent Guarantor"). In addition, Amerimax Holdings, Inc., Amerimax Fabricated Products, Inc., Euramax International Holdings Limited and Euramax Continental Limited, holding company subsidiaries of Euramax, have provided full and unconditional guarantees of the Notes (collectively, the "Guarantor Subsidiaries"). The following supplemental condensed combining financial statements as of December 31, 1999 and December 25, 1998, and for the years ended December 31, 1999, December 25, 1998 and December 26, 1997 reflect the financial position, results of operations, and cash flows of each of the Parent Guarantor, the Co-Obligors, and such combined information of the Guarantor Subsidiaries and the non-guarantor subsidiaries, principally the operating subsidiaries, (collectively, the "Non-Guarantor Subsidiaries"). The Co-Obligors and Guarantors are wholly-owned subsidiaries of Euramax and are each jointly, severally, fully, and unconditionally liable under the Notes. Separate complete financial statements of each Co-Obligor and Guarantor are not presented because management has determined that they are not material to investors.

	Year ended December 31, 1999
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$—	$—	$—	$596,759	$—	$596,759
Costs and Expenses:
Cost of goods sold	—	—	—	—	—	479,730	—	479,730
Selling and general	102	4,387	—	1	(471)	53,967	—	57,986
Depreciation and amortization	—	—	—	—	106	13,622	—	13,728

Earnings (loss) from operations	(102)	(4,387)	—	(1)	365	49,440	—	45,315
Equity in earnings of subsidiaries	—	14,892	915	10,908	7,974	—	(34,689)	—
Interest expense, net	—	(4)	(132)	(355)	(178)	(21,137)		(21,806)
Other income (expense), net	—	(12)	(951)	(5,481)	(27)	5,538		(933)

Earnings (loss) before income taxes	(102)	10,489	(168)	5,071	8,134	33,841	(34,689)	22,576
Provision (benefit) for income taxes	160	(1,332)	(319)	(2,016)	788	13,736		11,017

Net earnings (loss)	(262)	11,821	151	7,087	7,346	20,105	(34,689)	11,559
Dividends on redeemable preference shares	—	6,381	—	—	—	—	—	6,381

Net earnings (loss) available for shareholders	$(262)	$5,440	$151	$7,087	$7,346	$20,105	$(34,689)	$5,178

	Year ended December 25, 1998
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$—	$—	$—	$616,219	$—	$616,219
Costs and Expenses:
Cost of goods sold	—		—	—	—	507,752	—	507,752
Selling and general	—	2,764	—	—	33	47,084	—	49,881
Depreciation and amortization	—	—	—	—	71	12,255	—	12,326

Earnings (loss) from operations	—	(2,764)	—	—	(104)	49,128	—	46,260
Equity in earnings of subsidiaries	—	14,778	2,797	5,567	6,756	—	(29,898)	—
Interest expense, net	—	—	(778)	(489)	(1,499)	(20,881)	—	(23,647)
Other income (expense), net	—	—	(39)	2,050	1	(1,488)	—	524

Earnings before income taxes	—	12,014	1,980	7,128	5,154	26,759	(29,898)	23,137
Provision (benefit) for income taxes	—	(870)	(260)	621	(589)	11,351	—	10,253

Net earnings	—	12,884	2,240	6,507	5,743	15,408	(29,898)	12,884
Dividends on redeemable preference shares	—	5,957	—	—	—	—	—	5,957

Net earnings available for shareholders	$—	$6,927	$2,240	$6,507	$5,743	$15,408	$(29,898)	$6,927

	Year ended December 26, 1997
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$—	$—	$—	$557,014	$—	$557,014
Costs and Expenses:
Cost of goods sold	—	—	—	—	(200)	454,380	—	454,180
Selling and general	—	—	—	—	2,228	47,011	—	49,239
Depreciation and amortization	—	—	—	—	22	11,641	—	11,663

Earnings (loss) from operations	—	—	—	—	(2,050)	43,982	—	41,932
Equity in earnings (loss) of subsidiaries	—	9,796	(959)	7,974	9,233	—	(26,044)	—
Interest income (expense), net	—	—	52	1,366	(6,718)	(18,238)	—	(23,538)
Other income (expense), net	—	—	1,951	(5,020)	—	4,176	—	1,107

Earnings (loss) before income taxes and extraordinary item	—	9,796	1,044	4,320	465	29,920	(26,044)	19,501
Provision (benefit) for income taxes	—	—	(249)	(1,200)	(3,283)	12,679	—	7,947

Earnings before extraordinary item	—	9,796	1,293	5,520	3,748	17,241	(26,044)	11,554
Extraordinary item-loss on debt refinancing, net of income tax benefit of $1.1 million	—	—	—	—	764	994	—	1,758

Net earnings	—	9,796	1,293	5,520	2,984	16,247	(26,044)	9,796
Dividends on redeemable preference shares	—	5,191	—	—	—	—	—	5,191

Net earnings available for shareholders	$—	$4,605	$1,293	$5,520	$2,984	$16,247	$(26,044)	$4,605

	As of December 31, 1999
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$—	$—	$—	$—	$1,537	$11,848	$—	$13,385
Accounts receivable, net	—	103	—	—	1,354	78,630	—	80,087
Inventories	—	—	—	—	2,622	79,877	—	82,499
Deferred income taxes	—	—	—	—	1,012	1,506	—	2,518
Other current assets	—	—	—	—	455	1,298	—	1,753

Total current assets	—	103	—	—	6,980	173,159	—	180,242
Property, plant and equipment, net	—	—	—	—	5,603	114,806		120,409
Amounts due from parent/affiliates	76,535	81,757	46,846	49,743	345,507	141,423	(741,811)	—
Goodwill, net	—	—	—	—	8,368	74,219	—	82,587
Investment in consolidated subsidiaries	117,490	17,918	(10,829)	17,360	98,088	—	(240,027)	—
Deferred income taxes	—	—	—	—	—	6,638	—	6,638
Other assets	—	2,267	635	658	1,691	4,532	—	9,783

	$194,025	$102,045	$36,652	$67,761	$466,237	$514,777	$(981,838)	$399,659

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$—	$—	$(2,030)	$4,039	$—	$2,009
Accounts payable	2	—	—	—	230	49,450	—	49,682
Accrued expenses	—	1,447	—	—	2,566	19,248	—	23,261
Accrued interest payable	—	—	884	837	1,945	149	—	3,815
Income taxes payable	(340)	(2,219)	(1,479)	3,258	(3,195)	8,251	—	4,276
Deferred income taxes	—	—	—	—	—	393	—	393
Current maturities of long- term debt	—	—	—	—	5,540	696	—	6,236

Total current liabilities	(338)	(772)	(595)	4,095	5,056	82,226	—	89,672
Long-term debt, less current maturities	—	70,605	27,179	37,216	45,568	34,475	—	215,043
Amounts due to parent/affiliates	126,739	19,861	12,275	7,571	279,293	296,072	(741,811)	—
Other liabilities	—	—	—	—	1,021	8,166	—	9,187
Deferred income taxes	2,203	421	—	—	(374)	18,439	—	20,689

Total liabilities	128,604	90,115	38,859	48,882	330,564	439,378	(741,811)	334,591

Shareholders' equity:
Class A common stock—$.01 par value; 55,000,000 shares authorized, 45,567,312 issued and outstanding	456	2	78	23	35,001	4,983	(40,087)	456
Class B common stock—$.01 par value; 5,000,000 shares authorized, 4,434,680 issued and outstanding	44	—	—	—	—	—	—	44
Additional paid-in capital	65,218	20,726	6,922	9,077	174,855	114,412	(337,990)	53,220
Retained earnings (deficit)	(262)	16,787	4,170	20,049	(46,325)	(14,760)	36,866	16,525
Dividends declared	—	(20,793)	(12,932)	(6,891)	(27,650)	(25,076)	93,342	—
Accumulated other comprehensive income (loss)	(35)	(4,792)	(445)	(3,379)	(208)	(4,160)	7,842	(5,177)

Total shareholders' equity	65,421	11,930	(2,207)	18,879	135,673	75,399	(240,027)	65,068

	$194,025	$102,045	$36,652	$67,761	$466,237	$514,777	$(981,838)	$399,659

	As of December 25, 1998
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$—	$—	$—	$—	$12	$19,032	$—	$19,044
Accounts receivable, net	—	—	—	—	12	81,833	—	81,845
Inventories	—	—	—	—	—	74,735	—	74,735
Deferred income taxes	—	—	—	—	—	3,641	—	3,641
Other current assets	—	—	—	—	136	808	—	944

Total current assets	—	—	—	—	160	180,049	—	180,209
Property, plant and equipment, net	—	—	—	—	190	116,890		117,080
Amounts due from parent/affiliates	—	73,197	43,622	46,447	22,000	93,168	(278,434)	—
Goodwill	—	—	—	—	—	76,047	—	76,047
Investment in consolidated subsidiaries	—	57,951	357	20,846	59,303	—	(138,457)	—
Deferred income taxes	—	—	—	—	—	8,588	—	8,588
Other assets	—	1,834	756	871	2,105	1,159	—	6,725

	$—	$132,982	$44,735	$68,164	$83,758	$475,901	$(416,891)	$388,649

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$—	$—	$(3,778)	$5,291	$—	$1,513
Accounts payable	—	—	—	—	113	51,749	—	51,862
Accrued expenses	—	305	—	—	2,612	17,775	—	20,692
Accrued interest payable	—	—	913	967	2,704	128		4,712
Income taxes payable	—	(882)	(1,207)	1,095	(2,273)	6,745	—	3,478
Deferred income taxes	—	—	—	—	212	—	—	212
Current maturities of long-term debt	—	—	—	—	9,182	—	—	9,182

Total current liabilities	—	(577)	(294)	2,062	8,772	81,688	—	91,651
Long-term debt, less current maturities	—	70,605	27,179	37,216	49,107	24,389	—	208,496
Amounts due to parent/affiliates	—	6,950	8,792	7,019	—	255,673	(278,434)	—
Other liabilities	—	—	—	—	1,162	11,938	—	13,100
Deferred income taxes	—	—	—	—	(145)	19,543	—	19,398

Total liabilities	—	76,978	35,677	46,297	58,896	393,231	(278,434)	332,645

Redeemable preference shares	—	46,339	—	—	—	—	—	46,339

Ordinary shareholders' equity:
Ordinary shares	—	1,000	78	23	—	4,983	(5,084)	1,000
Paid-in capital	—	—	6,922	9,077	17,000	114,412	(147,411)	—
Retained earnings (deficit)	—	11,347	4,019	12,962	8,124	(34,865)	9,760	11,347
Accumulated other comprehensive income (loss)	—	(2,682)	(1,961)	(195)	(262)	(1,860)	4,278	(2,682)

Total ordinary shareholders' equity	—	9,665	9,058	21,867	24,862	82,670	(138,457)	9,665

	$—	$132,982	$44,735	$68,164	$83,758	$475,901	$(416,891)	$388,649

	Year ended December 31, 1999
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-obligor)	Euramax European Holdings Limited (Co-obligor)	Euramax European Holdings B.V. (Co-obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Cash flows from operating activities:
Net earnings (loss)	$(262)	$11,821	$151	$7,087	$7,346	$20,105	$(34,689)	$11,559
Reconciliation of net earnings to cash provided by operating activities:
Depreciation and amortization	—	—	—	—	105	13,623	—	13,728
Provision for doubtful accounts	—	—	—	—	—	283	—	283
Gain on sales of assets	—	—	—	—	—	(146)	—	(146)
Deferred income taxes	(200)	—	—	—	261	3,916	—	3,977
Dividends received	20,759	19,823	13,902	11,174	27,684	—	(93,342)	—
Equity in earnings of subsidiaries	—	(14,892)	(915)	(10,908)	(7,974)	—	34,689	—
Changes in operating assets and liabilities	2,064	(310)	(217)	2,555	(5,523)	(5,959)	—	(7,390)

Net cash provided by operating activities	22,361	16,442	12,921	9,908	21,899	31,822	(93,342)	22,011

Cash flows from investing activities:
Proceeds from sale of assets	—	—	—	—	1	705	—	706
Purchases of businesses	—	—	—	—	(15,561)	(6,600)		(22,161)
Capital expenditures	—	—	—	—	(43)	(13,315)	—	(13,358)

Net cash used in investing activities activities	—	—	—	—	(15,603)	(19,210)	—	(34,813)

Cash flows from financing activities:
Changes in cash overdrafts	—	—	—	—	1,746	(1,250)	—	496
Repayment of debt	—	—	—	—	(42,182)	(35,584)	—	(77,766)
Proceeds from debt	—	—	—	—	35,000	46,934	—	81,934
Contributed capital from reorganization	(72,565)	—	—	—	72,565	—	—	—
Dividends paid	—	(20,793)	(12,932)	(6,891)	(27,650)	(25,076)	93,342	—
Due to/from parent or affiliate	50,204	4,351	259	(2,744)	(44,213)	(7,857)	—	—

Net cash (used in) provided by financing activities	(22,361)	(16,442)	(12,673)	(9,635)	(4,734)	(22,833)	93,342	4,664

Effect of exchange rate changes on cash	—	—	(248)	(273)	(37)	3,037	—	2,479

Net increase (decrease) in cash and equivalents	—	—	—	—	1,525	(7,184)	—	(5,659)
Cash and equivalents at beginning of period	—	—	—	—	12	19,032	—	19,044

Cash and equivalents at end of period	$—	$—	$—	$—	$1,537	$11,848	$—	$13,385

Noncash financing and investing activities:
Euramax International Limited cancelled 34,000,000 preference shares, 1,000,000 ordinary shares and accrued preference dividends of $18,720	$—	$53,720	$—	$—	$—	$—	$—	$53,720
Euramax International, Inc. issued 50,001,992 shares common stock to former Euramax International Limited shareholders	$500	$—	$—	$—	$—	$—	$—	$500
Dividends accrued on redeemable preference shares	$—	$6,381	$—	$—	$—	$—	$—	$6,381
Payable for certain non-compete agreements associated with purchase of business	$—	$—	$—	$—	$—	$500	$—	$500
Supplemental cash flow information:
Income taxes paid (refunded), net	$—	$—	$—	$—	$7,082	$(53)	$—	$7,029
Interest paid, net	$—	$4	$3,572	$3,521	$13,633	$871	$—	$21,601

	Year ended December 25, 1998
	Euramax International, Inc. (Parent Guarantor)	Euramax International, Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Cash flows from operating activities:
Net earnings	$—	$12,884	$2,239	$6,508	$5,743	$15,408	$(29,898)	$12,884
Reconciliation of net earnings to cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	—	71	12,255	—	12,326
Provision for doubtful accounts	—	—	—	—	—	697	—	697
Gain on sales of assets	—	—	—	—	—	(103)	—	(103)
Deferred income taxes	—	—	—	—	1,453	2,087	—	3,540
Equity in earnings of subsidiaries	—	(14,778)	(2,797)	(5,567)	(6,756)	—	29,898	—
Changes in operating assets and liabilities	—	(2,351)	(600)	(4,216)	(829)	27,505	—	19,509

Net cash (used in) provided by operating activities	—	(4,245)	(1,158)	(3,275)	(318)	57,849	—	48,853

Cash flows from investing activities:
Proceeds from sale of assets	—	—	—	—	—	618	—	618
Capital expenditures	—	—	—	—	(115)	(12,237)	—	(12,352)

Net cash used in investing activities	—	—	—	—	(115)	(11,619)	—	(11,734)

Cash flows from financing activities:
Changes in cash overdrafts	—	—	—	—	(3,778)	(6,179)	—	(9,957)
Repayment of debt	—	—	—	—	(30,024)	(15,914)	—	(45,938)
Proceeds from debt	—	—	—	—	16,100	3,324	—	19,424
Proceeds from sales of currency swaps	—	—	—	—	—	7,580	—	7,580
Due to/from parent or affiliate	—	4,245	1,218	3,164	17,858	(26,485)	—	—

Net cash provided by (used in) financing activities	—	4,245	1,218	3,164	156	(37,674)	—	(28,891)

Effect of exchange rate changes on cash	—	—	(60)	111	—	(2,149)	—	(2,098)

Net increase (decrease) in cash and equivalents	—	—	—	—	(277)	6,407	—	6,130
Cash and equivalents at beginning of period	—	—	—	—	289	12,625	—	12,914

Cash and equivalents at end of period	$—	$—	$—	$—	$12	$19,032	$—	$19,044

Noncash financing and investing activities:
Dividends accrued on redeemable preference shares	$—	$5,957	$—	$—	$—	$—	$—	$5,957
Supplemental cash flow information:
Income taxes paid, net	$—	$—	$—	$2,532	$453	2,875	$—	$5,860
Interest paid. net	$—	$—	$3,687	$3,107	$14,173	2,239	$—	$23,206

	Year ended December 26, 1997
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-obligor)	Euramax European Holdings Limited (Co-obligor)	Euramax European Holdings B.V. (Co-obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Cash flows from operating activities:
Net earnings	$—	$9,796	$1,293	$5,520	$2,984	$16,247	$(26,044)	$9,796
Reconciliation of net earnings to cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	—	22	11,641	—	11,663
Provision for doubtful accounts	—	—	—	—	—	1,858	—	1,858
Gain on sales of assets	—	—	—	—	1,317	(1,319)	—	(2)
Deferred income taxes	—	—	—	(2,138)	(7,659)	8,607	—	(1,190)
Loss on debt extinguishment	—	—	—	—	1,252	1,594	—	2,846
Equity in (earnings) losses of subsidiaries	—	(9,796)	959	(7,974)	(9,233)	—	26,044	—
Changes in operating assets and liabilities	—	(1,806)	171	8,115	(9,184)	6,510	—	3,806

Net cash (used in) provided by operating activities	—	(1,806)	2,423	3,523	(20,501)	45,138	—	28,777

Cash flows from investing activities:
Adjustment of purchase of Fabricated Products	—	3,487	—	—	—	—	—	3,487
Proceeds from sales of assets	—	—	—	—	—	289	—	289
Proceeds from dispositions of businesses	—	—	—	—	12,764	—	—	12,764
Purchases of businesses	—	—	—	—	(76,088)	(2,385)	—	(78,473)
Capital expenditures	—	—	—	—	(27)	(7,157)	—	(7,184)

Net cash provided by (used in) investing activities	—	3,487	—	—	(63,351)	(9,253)	—	(69,117)

Cash flows from financing activities:
Changes in cash overdrafts	—	—	—	—	(289)	11,759	—	11,470
Repayment of debt	—	—	—	—	(26,119)	(13,172)	—	(39,291)
Proceeds from debt	—	—	—	—	73,333	—	—	73,333
Deferred financing fees	—	—	—	—	(1,268)	—	—	(1,268)
Due to/from parent or affiliate	—	(1,809)	(4,100)	(2,415)	33,433	(25,109)	—	—

Net cash (used in) provided by financing activities	—	(1,809)	(4,100)	(2,415)	79,090	(26,522)	—	44,244

Effect of exchange rate changes on cash	—	4	1,677	(1,108)	—	(4,079)	—	(3,506)

Net increase (decrease) in cash and equivalents	—	(124)	—	—	(4,762)	5,284	—	398
Cash and equivalents at beginning of period	—	124	—	—	5,051	7,341	—	12,516

Cash and equivalents at end of period	$—	$—	$—	$—	$289	$12,625	$—	$12,914

Noncash financing and investing activities:
Dividends accrued on redeemable preference shares	$—	$5,191	$—	$—	$—	$—	$—	$5,191
Purchase of business financed in part with a note payable to seller	$—	$—	$—	$—	$800	$—	$—	$800
Sale of business financed in part with a note receivable from purchaser	$—	$—	$—	$—	$500	$—	$—	$500
Payable for certain non-compete agreements associated with purchase of business								—
Supplemental cash flow information:
Income taxes paid, net	$—	$—	$—	$—	$1,528	$1,637	$—	$3,165
Interest paid, net	$—	$—	$—	$—	$12,771	$9,535	$—	$22,306

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Part III

Item 10. Directors, Executive Officers and Key Management

The following sets forth certain information with respect to the persons who are members of the Board of Directors, executive officers and key management of the Company and its subsidiaries.

Name	Age	Position
J. David Smith	51	Chief Executive Officer, President and Director
Frank T. Geist	54	Executive Vice President
Mitchell B. Lewis	37	Executive Vice President and Corporate Business Development Director
Neil Bashore	51	Executive Vice President
R. Scott Vansant	37	Vice President, Secretary and Chief Financial Officer
Scott R. Anderson	37	President, Amerimax Building Products, Inc.
Dudley Rowe	41	President, General Manager—Amerimax Home Products, Inc.
Jo Cuypers	59	Managing Director—Euramax Coated Products B.V.
Roger A. Walters	58	Managing Director—Euramax Coated Products Limited
David C. Pugh	50	Managing Director—Ellbee Limited
Russell H. Henk	66	President, General Manager—Fabral, Inc.
Stuart M. Wallis	54	Director, Non-executive Chairman
Joseph M. Silvestri	38	Director
Richard M. Cashin	46	Director
William Ty Comfort, Jr.	33	Director
Rolly van Rappard	38	Director
Paul E. Drack	72	Director

J. David Smith has been President of Amerimax Fabricated Products ("AFP") since 1990 and was appointed a Vice President of Alumax in 1994. Mr. Smith became Chief Executive Officer, President and a director of the Company in September 1996. Mr. Smith's career in the fabricated products industry spans twenty-eight years, starting with various operational responsibilities with Howmet Aluminum Corp. ("Howmet Aluminum"). In 1983, Mr. Smith joined Alumax as General Manager of the Building Specialties Division and became President of Alumax Home and Specialty Products Group in 1988.

Frank T. Geist became Executive Vice President of the Company in September 1996 and has been Group Vice President of AFP since 1993. Prior to 1993, Mr. Geist served as Vice President, General Manager of Amerimax Home Products, Inc. Mr. Geist's career in the fabricated products industry began twenty-eight years ago with various operational responsibilities with Howmet Aluminum. Mr. Geist is scheduled to retire effective March 31, 2000.

Mitchell B. Lewis became Executive Vice President of the Company in October 1998, Corporate Development Director in June 1998 and served as Group Vice President of Amerimax Building Products, Inc. and Fabral, Inc. since 1997. Prior to being appointed Group Vice President, he was President and General Manager of Amerimax Building Products, Inc. from 1993 to 1997 and Assistant General Manager of

Amerimax Building Products, Inc. from 1991 to 1993. Prior to 1991, Mr. Lewis served as corporate counsel with Alumax, and, prior to joining Alumax, he practiced law, specializing in mergers and acquisitions.

Neil E. Bashore became Executive Vice President of the Company in October 1999. Prior to being appointed Executive Vice President, Mr. Bashore was President and General Manager of Amerimax Home Products, Inc. from 1996 to 1999. From 1993 to 1996, Mr. Bashore served as General Manager of Amerimax Home Products, Inc. From 1981 to 1993, Mr. Bashore served as Manufacturing Manager of Amerimax Home Products, Inc. and has served in other management positions with the Company since 1975.

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

Dudley Rowe became President of Amerimax Home Products, Inc. in October 1999. Mr. Rowe has served in various sales and operational roles since joining the Company in October 1980, including Sales Manager of Amerimax Home Products, Inc. from 1988 to 1999.

Jo Cuypers has been Managing Director of Euramax Coated Products B.V. since 1979. From 1970 to 1979, Mr. Cuypers served in various management positions with Euramax Coated Products B.V. Prior to joining Euramax Coated Products B.V., Mr. Cuypers held several positions with other companies in related industries, thus bringing his total experience to over forty years.

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

William Ty Comfort, Jr. became a director of the Company upon consummation of the Transactions. Mr. Comfort has been employed by CVC Capital Partners, Ltd. since 1995, and is currently an Assistant Director.

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

See "Item 13. Certain Relationships and Related Transactions—Shareholders Agreement and Articles of Association" below for more information on agreements regarding election of directors. Mr. van Rappard and Mr. Comfort are nominees of CVC European Equity Partners, L.P. Mr. Cashin and Mr. Silvestri are nominees of Citicorp Venture Capital, Ltd.

Item 11. Executive Compensation

The following table sets forth the aggregate compensation earned by Company's executive officers who earned $100,000 or more during the year ended December 31, 1999.

Summary Compensation Table

Annual Compensation(1)
Name and Principal Position				All Other Compensation
	Year	Salary	Bonus
(2)
J. David Smith, Chief Executive Officer, President and Director	1999 1998 1997	$312,500 262,500 221,500	$220,494 162,247 171,581	$61,417 67,276 52,643
Frank T. Geist, Executive Vice President	1999 1998 1997	215,000 189,000 169,250	123,456 94,465 106,836	72,937 51,917 37,193
Mitchell B. Lewis, Executive Vice President and Corporate Business Development Director	1999 1998 1997	175,000 162,500 145,000	99,941 83,735 75,999	9,959 10,694 6,788
Neil Bashore, Executive Vice President(3)	1999 1998 1997	134,500 118,500 107,750	59,546 46,098 51,855	75,738 16,491 15,611
R. Scott Vansant, Vice President, Secretary and Chief Financial Officer	1999 1998 1997	148,750 130,000 117,500	85,244 64,880 74,462	8,365 9,574 5,527

(1)
Excludes certain perquisites received which do not exceed the lessor of $50,000 or ten percent of any named executive officer's salary and bonus.

(2)
All other compensation for 1999 consists of the Company's matching contributions to the defined contribution plan, term life insurance, discretionary Company contributions to the defined contribution plan based on age and years of service, and amounts earned for and the Supplemental Executive Retirement Plan ("SERP") as follows: J. David Smith earned $8,751 for term life insurance, $14,400 for the defined contribution plan and $38,266 for the SERP; Frank T. Geist earned $6,567 for term life insurance, $14,400 for the defined contribution plan and $51,970 for the SERP; Mitchell B. Lewis earned $359 for term life insurance and $9,600 for the defined contribution plan; Neil Bashore earned $861 for term life insurance, $12,105 for the defined contribution plan, $28,760 for the SERP and $34,012 for relocation expenses; R. Scott Vansant earned $296 for term life insurance and $8,069 for the defined contribution plan.

(3)
Mr. Bashore became an executive officer on October 1, 1999. Prior to that, he was President and General Manager of Amerimax Home Products, Inc. (see "Item 10. Directors, Executive Officers and Key Management").

The Company has not granted any options or stock appreciation rights.

Retirement Plans

See Note 10 to the Consolidated Financial Statements for a description of the Company's retirement plans. Additionally, the Company has adopted an unfunded supplemental executive retirement plan (the

"SERP") for Mr. Smith, Mr. Geist and Mr. Bashore which is designed to supplement benefits payable under other plans of the Company. The participants may elect to receive benefits in the form of a lump sum, which is the value equivalent of a life annuity, or a life annuity. The life annuity, paid annually, is $110,000 for Mr. Smith, $45,000 for Mr. Geist, and $40,000 for Mr. Bashore upon retirement at age 62. Annual benefits payable under the SERP are reduced for participants retiring before age 62. A participant's benefits under the SERP are not vested until the earlier of the date the executive attains age 52, dies, becomes totally and permanently disabled, or the occurrence of a change in control. If the employment of Mr. Smith, Mr. Geist or Mr. Bashore with the Company terminates, for any reason, before his benefits have vested, Messrs. Smith, Geist and Bashore will not be entitled to any benefits under the SERP.

Effective January 1, 1999, Messrs. Smith, Geist, Lewis, Bashore and Vansant were granted phantom stock awards under the Company's 1999 Phantom Stock Plan. Each award is equal to 4% of the equity value of the Company, as defined by the Plan, divided by 40,000. The award entitles the participants to receive compensation based on the change in the equity value of the Company between the January 1, 1999, the grant date, until, at the latest, January 1, 2004. The awards become fully vested on the earlier of a change in control; a listing; the death, disability or retirement of the participant; or December 31, 2003. The compensation will be paid out in four equal payments during the first quarter of 2004 through 2007, unless there is a change in control; a listing; or the death, disability or retirement of the participant; in which case the compensation will be paid out sooner. No compensation expense was recorded for the years ended December 31, 1999 or December 25, 1998.

Compensation of Directors

Mr. Wallis and Mr. Drack received approximately $44,500 and $15,000, respectively, in directors' fees for the year ended December 31, 1999. Other directors who are not executive officers of the Company are entitled to an annual fee of $15,000. Directors are reimbursed for out-of-pocket expenses incurred in connection with attending meetings. In 1999, the Company paid approximately $59,500 in directors' fees.

Employment Agreements

Mr. Smith is party to an employment agreement with the Company which is renewed on an annual basis. The agreement provides for a minimum annual salary of $350,000 and bonuses based on the achievement of certain operating income and return on asset targets established by the Board of Directors of the Company in consultation with Mr. Smith. Subject to certain exceptions, in the event Mr. Smith is terminated by the Company (other than for cause), Mr. Smith will be entitled to receive his annual salary for a period of twenty-four months following the date of such termination.

Mr. Geist is party to an employment agreement with the Company which expires on March 31, 2000. The agreement provides for a minimum annual salary of $230,000 and bonuses based on the achievement of certain operating income and return on asset targets established by the Board of Directors of the Company in consultation with Mr. Geist. Subject to certain exceptions, in the event Mr. Geist is terminated by the Company (other than for cause), Mr. Geist will be entitled to receive his annual salary for a period of twenty-four months following the date of such termination.

Each of the Employment Agreements also require the Company to maintain benefits for Mr. Smith and Geist equal to: (i) basic and supplemental life insurance in total equal to 4 1/2 times base pay, (ii) accidental death and dismemberment insurance equal to 4 1/2 times base pay, and (iii) long-term disability insurance equal to 2/3 base pay plus target bonus.

Management Equity Participation

In connection with the Acquisition, in order to provide financial incentives for certain of its employees, the Company provided for certain rights with respect to the ordinary shares and the preference shares purchased by the Management Investors. On the Closing Date, the Management Investors purchased an aggregate of approximately $1.0 million of ordinary shares and preference shares. The ordinary shares and preference shares of the Management Investors are subject to certain call provisions exercisable by the Company and/or the Investor Group in the event of the termination of a Management Investor's employment with the Company and its subsidiaries. In connection with the Reorganization described in Note 1 of the Consolidated Financial Statements, the ordinary shares were cancelled and replaced with common stock. (See Note 7 to the Consolidated Financial Statements).

Description of Preference Shares

As part of the Transactions, the Company issued the equivalent of 34,000,000 redeemable preference shares for a purchase price of $34.0 million (the "Liquidation Value") to the Investor Group, the Management Investors and an affiliate of Paribas. In connection with the Reorganization described in Note 1 of the Consolidated Financial Statements, the preference shares and accrued dividends were cancelled and replaced with common stock. (See Note 7 to the Consolidated Financial Statements.)

Item 12. Security Ownership of Certain Beneficial Owners and Management

The table below sets forth certain information regarding the beneficial ownership of the common stock by (i) each person who is known to the Company to be the beneficial owner of more than 5% of either class, (ii) each director, (iii) each named executive officer of the Company, and (iv) all executive officers and directors of the Company as a group. Except as set forth below, the stockholders listed below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner	Number of Common Stock		Percentage of Common Stock
CVC European Equity Partners, L.P. Mourant & Co. Limited P. O. Box 87 18 Greville Street St. Helier Jersey JE48PX Channel Island	17,811,521		35.6%
Citicorp Venture Capital, Ltd. 399 Park Avenue, 14th Floor New York, NY 10043	15,230,192		30.5%
Banque Paribas 787 7th Avenue New York, NY 10019	4,434,680	(1)	8.9%
CCT III Partners, L.P. c/o Citicorp Venture Capital, Ltd. 399 Park Avenue, 14th Floor New York, NY 10043	2,687,661		5.4%
J. David Smith 5731 Mt. Repose Lane Norcross, GA 30092	837,307		1.7%
Frank T. Geist 1107 Little Brook Rd. Lancaster, PA 17603	591,040		1.2%
Mitchell B. Lewis 10245 Brier Mill Ct. Alpharetta, GA 30022	689,547		1.4%
Neil Bashore 802 Amerden Ponds Court Duluth, GA 30097	369,400		*
R. Scott Vansant 150 Brightmore Way Alpharetta, GA 30005	394,027		*
Joseph M. Silvestri	67,457	(2)	*
Richard M. Cashin	561,597	(2)	1.1%
William Ty Comfort	—	(3)	*
Rolly van Rappard	—	(3)	*
Paul E. Drack	77,987		*
Stuart M. Wallis	381,994		*

Executive Officers and Directors as a Group (9 persons)	3,970,356	7.9%

*
Less than 1%
(1)
Class B common stock.
(2)
Excludes the ownership interests of Messrs. Silvestri and Cashin in Citicorp Venture Capital, Ltd.
(3)
Excludes the ownership interests of Messrs. Comfort and van Rappard in CVC European Equity Partners, L.P.

Item 13. Certain Relationships and Related Transactions

Shareholders Agreement and Articles of Association

The Company, the Investor Group, the Management Investors and an affiliate of Paribas are parties to a shareholders agreement (the "Shareholders Agreement") which contains certain agreements among such parties with respect to the equity interests and corporate governance of the Company. The Board of Directors of the Company is comprised of seven members. The partners of CVC Europe have the right to appoint two directors. J. David Smith is to be re-appointed a director for as long as he is Chief Executive Officer of the Company. Pursuant to the Shareholders Agreement and the Articles of Incorporation of the Company, the disposition of shares is restricted. The Shareholders Agreement and the Articles of Incorporation also contain certain participation rights, approval rights and rights of first refusal exercisable by the partners of CVC Europe and Citicorp Venture Capital, Ltd. and its affiliates who are shareholders of the Company, in the event of certain sales or proposed sales of equity interests by the other.

Registration Rights Agreement

On the Closing Date of the Acquisition, September 25, 1996, the Company entered into a registration rights agreement (the "Registration Agreement") with certain of the Company's existing shareholders. Pursuant to the terms of the Registration Agreement, such shareholders have the right to require the Company, at the Company's sole cost and expense and subject to certain limitations, to register under the Securities Act or list on any internationally recognized stock exchange all or part of the Ordinary Shares held by such shareholders (the "Registrable Securities"). All such shareholders will be entitled to participate in all registrations by the Company or other shareholders, subject to certain limitations. In connection with all such registrations, the Company has agreed to indemnify all holders of Registrable Securities against certain liabilities, including liabilities under the Securities Act and other applicable state or foreign securities laws. Registrations pursuant to the Registration Agreement will be made, if applicable, on the appropriate registration form and may be underwritten registrations. In connection with the Reorganization described in Note 1 of the Consolidated Financial Statements, the Registration Rights Agreement with Euramax International plc was terminated and replaced with a new agreement with Euramax International, Inc. which contains substantially similar terms and conditions as the Registration Agreement.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following consolidated financial statements of Euramax International, Inc. and its subsidiaries are included in Part II, Item 8.

    Report of Independent Accountants

    Consolidated Statements of Earnings for the years ended December 31, 1999, December 25, 1998 and December 26, 1997.

    Consolidated Balance Sheets at December 31, 1999 and December 25, 1998.

    Consolidated Statements of Changes in Equity for the years ended December 31, 1999, December 25, 1998 and December 26, 1997.

    Consolidated Statements of Cash Flows for the years ended December 31, 1999, December 25, 1998, and December 26, 1997.

    Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedule

    Schedule II—Valuation and Qualifying Accounts

(b) The Company filed no reports on Form 8-K for the quarter ended December 31, 1999.

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
2.2******
Proposals for the acquisition of the entire issued share capital of Euramax International Limited by Euramax International, Inc. to be effected by means of a Scheme Arrangement under Section 425 of the Companies Act 1985
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
4.7
Supplemental Indenture, dated as of November 18, 1999, among Euramax International Limited, Euramax European Holdings plc, Euramax European Holdings, B.V., as Issuers, Amerimax Holdings, Inc., as Guarantor, and The Chase Manhattan Bank, as Trustee
4.8
Amended and Restated Supplemental Indenture, dated as of December 14, 1999, among Euramax International Limited, Euramax European Holdings plc, Euramax European Holdings, B.V., as Issuers, Amerimax Holdings, Inc., as Guarantor, and The Chase Manhattan Bank, as Trustee
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
10.24***
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
10.25***
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
10.26****	Incentive Compensation Plan effective January 1, 1997, by Euramax International Limited
10.27****	Phantom Stock Plan effective January 1, 1999, by Euramax International Limited
10.28*****
Amendment and Waiver dated as of April 6, 1999, among Euramax International Limited, and its subsidiaries, Paribas (as Agent and Lender), and the Lenders, to the Amended and Restated Credit Agreement dated as of July 16, 1997
10.29
Amendment, dated as of December 8, 1999, among Euramax International Limited, the other Loan Parties, the Swing Loan Lender and the Issuer and Paribas, as Agent, to (a) the Amended and Restated Credit Agreement, dated as of July 16, 1997 and (b) the other Loan Documents
10.30
Amendment and Consent, dated as of December 9, 1999, among Euramax International Limited, the other Loan Parties, the Swing Loan Lender and the Issuer and Paribas, as Agent, to (a) Amended and Restated Credit Agreement, dated as of July 16, 1997 and (b) the other Loan Documents
21.1	Subsidiaries of Euramax International, Inc.
27	Financial Data Schedule

*	Incorporated by reference to the Exhibit with the same number in the Registrant's Registration Statement on Form S-4 (333-05978) which became effective on February 7, 1997.
**	Incorporated by reference to the Exhibit with the same number in the Registrant's Annual Report on Form 10-K (333-05978) which was filed on March 12, 1998.
***	Incorporated by reference to the Exhibit with the same number in the Registrant's Annual Report on Form 10-K (333-05978) which was filed on March 5, 1999.
****	Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on April 26, 1999.
*****	Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on August 2, 1999.
******	Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on November 3, 1999.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Euramax International plc has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURAMAX INTERNATIONAL, INC.
BY:	/S/ J. DAVID SMITH J. David Smith Chief Executive Officer And President

Dated: March 23, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Euramax International plc and in the capacities and on the dated indicated.

	Signature	Title	Date
By:	/s/ J. DAVID SMITH J. David Smith	Chief Executive Officer, President and Director	March 23, 2000
By:	/s/ R. SCOTT VANSANT R. Scott Vansant	V.P., Secretary and Chief Financial Officer	March 23, 2000
By:	/s/ STUART M. WALLIS Stuart M. Wallis	Director	March 23, 2000
By:	/s/ RICHARD M. CASHIN Richard M. Cashin	Director	March 23, 2000
By:	/s/ JOSEPH M. SILVESTRI Joseph M. Silvestri	Director	March 23, 2000
By:	/s/ WILLIAM TY COMFORT, JR. William Ty Comfort, Jr.	Director	March 23, 2000
By:	/s/ ROLLY VAN RAPPARD Rolly Van Rappard	Director	March 23, 2000
By:	/s/ PAUL E. DRACK Paul E. Drack	Director	March 23, 2000

Schedule II

Euramax International, Inc.
Valuation and Qualifying Accounts

Thousands of U.S. Dollars

Description	Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (1)	Deductions (2)	Balance at end of period
For the year ended December 31, 1999	A/R, net	$(3,609)	$(355)	$136	$894	$(2,934)
Allowance for doubtful accounts
For the year ended December 25, 1998	A/R, net	$(3,494)	$(697)	$(32)	$614	$(3,609)
Allowance for doubtful accounts
For the year ended December 26, 1997	A/R, net	$(3,404)	$(1,489)	$94	$1,305	$(3,494)
Allowance for doubtful accounts

Note:

(1)
Changes due to foreign currency translation adjustment.

(2)
Write-off of bad debts, net of recoveries.

QuickLinks

Part I
Risk Factors
Part II
Report of Independent Accountants
Euramax International, Inc. and Subsidiaries Consolidated Statements of Earnings
Euramax International, Inc. and Subsidiaries Consolidated Balance Sheets
Euramax International, Inc. and Subsidiaries Consolidated Statements of Changes in Equity
Euramax International, Inc. and Subsidiaries Consolidated Statements of Cash Flows
Part III
Summary Compensation Table
Part IV
SIGNATURES
Schedule II