Form 10-Q
period 2000-03-31
EURAMAX INTERNATIONAL PLC
filed 2000-05-11
CIK 1026743

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 333-05978

EURAMAX INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2502320 (I.R.S. Employer Identification No.)
5445 Triangle Parkway, Suite 350, Norcross, Georgia (Address of principal executive offices)	30092 (Zip Code)

    Registrant's telephone number, including area code 770-449-7066

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes  / / No

    As of May 11, 2000, Registrant had outstanding 45,567,312 shares of Class A common stock and 4,434,680 shares of Class B common stock.

Exhibit Index located on page 19

Part I—Financial Information

Item 1. Financial Statements

EURAMAX INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings
(Thousands of U.S. Dollars)
(Unaudited)

	Quarter Ended March 31, 2000	Quarter Ended March 27, 1999
Net sales	$142,273	$132,387
Costs and expenses:
Cost of goods sold	116,827	107,790
Selling and general	13,779	13,172
Depreciation and amortization	3,758	3,390

Earnings from operations	7,909	8,035
Interest expense, net	(5,438)	(5,258)
Other expense, net	(113)	(579)

Earnings before income taxes	2,358	2,198
Provision for income taxes	1,008	960

Net earnings	1,350	1,238
Dividends on redeemable preference shares	—	1,622

Net earnings (loss) available for ordinary shareholders	$1,350	$(384)

The accompanying notes are an integral part of these condensed consolidated financial statements.

EURAMAX INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Thousands of U.S. Dollars)
(Unaudited)

	March 31, 2000	December 31, 1999
Assets
Current assets:
Cash and equivalents	$15,619	$13,385
Accounts receivable, net	93,620	80,087
Inventories	85,750	82,499
Other current assets	6,087	4,271

Total current assets	201,076	180,242
Property, plant and equipment, net	118,138	120,409
Goodwill, net	80,708	82,587
Other assets	17,729	16,421

	$417,651	$399,659

Liabilities and Shareholders' Equity
Current liabilities:
Cash overdrafts	$614	$2,009
Accounts payable	62,687	49,682
Accrued expenses and other current liabilities	22,776	31,745
Current maturities of long-term debt	6,142	6,236

Total current liabilities	92,219	89,672
Long-term debt, less current maturities	231,833	215,043
Other liabilities	28,805	29,876

Total liabilities	352,857	334,591

Shareholders' equity:
Common stock	500	500
Additional paid-in capital	53,220	53,220
Retained earnings	17,875	16,525
Accumulated other comprehensive loss	(6,801)	(5,177)

Total shareholders' equity	64,794	65,068

	$417,651	$399,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

EURAMAX INTERNATIONAL, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)
(Unaudited)

	Quarter Ended March 31, 2000	Quarter Ended March 27, 1999
Net cash used in operating activities	$(13,866)	$(719)

Cash flows from investing activities:
Purchase of business	—	(2,769)
Proceeds from sales of assets	5	558
Capital expenditures	(2,695)	(2,419)

Net cash used in investing activities	(2,690)	(4,630)

Cash flows from financing activities:
Repayment of debt	(4,004)	(3,727)
Proceeds from debt	21,695	9,000
Change in cash overdrafts	(1,395)	680

Net cash provided by financing activities	16,296	5,953

Effect of exchange rate changes on cash	2,494	3,684

Net increase in cash and equivalents	2,234	4,288
Cash and equivalents at beginning of period	13,385	19,044

Cash and equivalents at end of period	$15,619	$23,332

Non-cash investing and financing activities:
Payable for certain non-compete agreements associated with purchase of business	$—	$500

Dividends on redeemable preference shares	$—	$1,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

EURAMAX INTERNATIONAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Thousands of U.S. Dollars)
(Unaudited)

1. Basis of Presentation:

    For purposes of this report the "Company" refers to Euramax International, Inc. ("Euramax") and Subsidiaries, collectively.

    The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of the management of the Company, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Management believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These Condensed Consolidated Financial Statements should be read in conjunction with the year-end consolidated financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Operating results for the period ended March 31, 2000, are not necessarily indicative of future results that may be expected for the year ending December 29, 2000.

    Certain 1999 amounts have been reclassified to conform to current year presentation.

2. Summary of Significant Accounting Policies:

    For information regarding significant accounting policies, see Note 2 to the Consolidated Financial Statements of the Company for the year ended December 31, 1999, set forth in the Company's Annual Report on Form 10-K.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. Management is currently reviewing the provisions of SFAS No. 133 and does not believe that the Company's financial statements will be materially impacted by the adoption.

3. Inventories:

    Inventories were comprised of:

	MARCH 31, 2000	DECEMBER 31, 1999
Raw materials	$60,813	$57,146
Work in process	10,933	11,708
Finished products	14,004	13,645

	$85,750	$82,499

4. Commitments and Contingencies:

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

    In connection with the acquisition of the Company from Alumax Inc. (acquired by Aluminum Company of America in May 1998, and hereafter referred to as "Alumax") on September 25, 1996, the Company was indemnified by Alumax for substantially all of its costs, if any, related to environmental matters for occurrences arising prior to the closing date of the acquisition during the period of time it was owned directly or indirectly by Alumax. Such indemnification includes costs that may ultimately be incurred to contribute to the remediation of certain specified existing National Priorities List ("NPL") sites for which the Company had been named a potentially responsible party under the federal Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLA") as of the closing date of the acquisition, as well as certain potential costs for sites listed on state hazardous cleanup lists. With respect to all other environmental matters, Alumax's obligations are limited to $125.0 million. However, notwithstanding the indemnity, the Company does not believe that it has any significant probable liability for environmental claims. Further, the Company believes it to be unlikely that the Company would be required to bear environmental costs in excess of its pro rata share of such costs as a potentially responsible party under CERCLA.

5. Comprehensive Income:

    For the quarters ended March 31, 2000 and March 27, 1999, comprehensive loss was approximately $(274.0) thousand and $(1.0) million, respectively. Other comprehensive income refers to revenue, expenses, gains and losses that are reflected in stockholders' equity but excluded from net earnings. For the Company, the components of other comprehensive income are principally foreign currency translation adjustments and minimum pension liability adjustments. For the quarters ended March 31, 2000 and March 27, 1999, other comprehensive loss, net of tax, was approximately $(1.6) million and $(2.3) million, respectively.

6. Segment Information:

    For detailed information regarding the Company's reportable segments, see Note 13 to the Consolidated Financial Statements of the Company for the year ended December 31, 1999, set forth in the Company's Annual Report on Form 10-K.

    The table below presents information about reported segments for the quarters ended March 31, 2000 and March 27, 1999.

	European Roll Coating	U.S. Fabrication	European Fabrication	Total
Three months ended March 31, 2000
Sales	$40,094	$85,061	$18,056	$143,211
EBITDA	6,127	4,270	2,349	12,746
Three months ended March 27, 1999
Sales	$36,175	$81,000	$16,119	$133,294
EBITDA	4,893	5,515	1,759	12,167

    A reconciliation of total segment sales to total consolidated sales and of total segment EBITDA to total consolidated earnings before income taxes, for the quarters ended March 31, 2000 and March 27, 1999, is as follows:

	Quarter Ended March 31, 2000	Quarter Ended March 27, 1999
Sales
Total segment sales	$143,211	$133,294
Eliminations	(938)	(907)

Consolidated net sales	$142,273	$132,387

EBITDA
Total EBITDA for reportable segments	$12,746	$12,167
Expenses that are not segment specific	(1,192)	(1,321)
Depreciation and amortization	(3,758)	(3,390)
Interest expense, net	(5,438)	(5,258)

Consolidated earnings before income taxes	$2,358	$2,198

    The following table reflects revenues from external customers by groups of similar products for the quarters ended March 31, 2000 and March 27, 1999:

Customers/Markets	Primary Products	Quarter Ended March 31, 2000	Quarter Ended March 27, 1999
Original Equipment Manufacturers ("OEMs")	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; RV doors, windows and roofing; and composite building panels	$71,477	$67,252
Rural Contractors	Steel and aluminum roofing and siding	22,344	22,771
Home Centers	Raincarrying systems, roofing accessories, windows, doors, and shower enclosures	17,736	15,754
Manufactured Housing	Steel siding and trim components	9,658	11,650
Distributors	Metal coils, raincarrying systems and roofing accessories	7,831	4,898
Industrial and Architectural Contractors	Standing seam panels and siding and roofing accessories	4,891	4,369
Home Improvement Contractors	Vinyl replacement windows; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings	8,336	5,693

		$142,273	$132,387

7. Subsequent Event:

    On April 10, 2000, the Company, through its wholly owned subsidiary Amerimax Home Products, Inc., acquired substantially all of the assets and assumed certain liabilities of Gutter World, Inc. and Global Expanded Metals, Inc., companies under common control, ("Gutter World" and "Global", respectively). The purchase price, including approximately $345.0 thousand in acquisition-related fees and expenses, was approximately $45.6 million in cash. Gutter World is a manufacturer of raincarrying accessories, such as gutter guards, water diverters and downspout strainers, as well as door guards. Global manufactures expanded metal products.

    In addition, effective April 10, 2000, the Company amended its Credit Agreement to, among other items, permit the acquisition of Gutter World and Global; provide an additional term loan of $40.0 million; and permanently waive the 1999 Excess Cash Flow Provision (as defined in the Credit Agreement).

8. Supplemental Condensed Combined Financial Statements:

    On September 25, 1996, Euramax purchased the Company from Alumax. The acquisition was financed, in part, through Senior Subordinated Notes due 2006 (the "Notes"). Euramax International Limited, Euramax European Holdings Limited and Euramax European Holdings B.V. are co-obligors under the Notes (the "Co-Obligors"). Euramax International, Inc. has provided a full and unconditional guarantee of the Notes ("Parent Guarantor"). In addition, Amerimax Holdings, Inc., Amerimax Fabricated Products, Inc., Euramax International Holdings Limited and Euramax Continental Limited, holding company subsidiaries of Euramax, have provided full and unconditional guarantees of the Notes (collectively, the "Guarantor Subsidiaries"). The following supplemental condensed combining financial statements as of March 31, 2000, and December 31, 1999, and for the quarters ended March 31, 2000, and March 27, 1999, reflect the financial position, results of operations, and cash flows of each of the Parent Guarantor, the Co-Obligors, and such combined information of the Guarantor Subsidiaries and the non-guarantor subsidiaries, principally the operating subsidiaries, (collectively, the "Non-Guarantor Subsidiaries"). The Co-Obligors and Guarantors are wholly-owned subsidiaries of Euramax and are each jointly, severally, fully, and unconditionally liable under the Notes. Separate complete financial statements of each Co-Obligor and Guarantor are not presented because management has determined that they are not material to investors.

	Quarter ended March 31, 2000
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-obligor)	Euramax European Holdings Limited (Co-obligor)	Euramax European Holdings B.V. (Co-obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$—	$—	$—	$142,273	$—	$142,273
Costs and expenses:
Cost of goods sold	—	—	—	—	—	116,827	—	116,827
Selling and general	799	22	—	—	240	12,718	—	13,779
Depreciation and amortization	—	—	—	—	90	3,668	—	3,758

Earnings (loss) from operations	(799)	(22)	—	—	(330)	9,060	—	7,909
Equity in earnings of subsidiaries	2,067	2,688	843	3,498	3,985	—	(13,081)	—
Interest income (expense), net	(376)	(24)	(97)	(35)	612	(5,518)	—	(5,438)
Other income (expense), net	—	—	(433)	(2,048)	87	2,281	—	(113)

Earnings before income taxes	892	2,642	313	1,415	4,354	5,823	(13,081)	2,358
Provision (benefit) for income taxes	(458)	(9)	(152)	(721)	151	2,197		1,008

Net earnings	$1,350	$2,651	$465	$2,136	$4,203	$3,626	$(13,081)	$1,350

	Quarter Ended March 27, 1999
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-obligor)	Euramax European Holdings Limited (Co-obligor)	Euramax European Holdings B.V. (Co-obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$—	$—	$—	$132,387	$—	$132,387
Costs and expenses:
Cost of goods sold	—	—	—	—	—	107,790	—	107,790
Selling and general	—	739	—	1	(62)	12,494	—	13,172
Depreciation and amortization	—	—	—	—	17	3,373	—	3,390

Earnings (loss) from operations	—	(739)	—	(1)	45	8,730	—	8,035
Equity in earnings of subsidiaries	—	1,744	702	3,024	360	—	(5,830)	—
Interest income (expense), net	—	—	(124)	(15)	23	(5,142)	—	(5,258)
Other income (expense), net	—	—	(848)	(2,953)	(23)	3,245	—	(579)

Earnings (loss) before income taxes	—	1,005	(270)	55	405	6,833	(5,830)	2,198
Provision (benefit) for income taxes	—	(233)	(319)	(1,212)	18	2,706	—	960

Net earnings	—	1,238	49	1,267	387	4,127	(5,830)	1,238
Dividends on redeemable preference shares	—	1,622	—	—	—	—	—	1,622

Net earnings (loss) available for ordinary shareholders	$—	$(384)	$49	$1,267	$387	$4,127	$(5,830)	$(384)

	As of March 31, 2000
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-obligor)	Euramax European Holdings Limited (Co-obligor)	Euramax European Holdings B.V. (Co-obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$—	$—	$—	$—	$4,986	$10,633	$—	$15,619
Accounts receivable, net	—	173	—	—	—	93,447	—	93,620
Inventories	—	—	—	—	—	85,750	—	85,750
Other current assets	—	—	—	—	2,534	3,553	—	6,087

Total current assets	—	173	—	—	7,520	193,383	—	201,076
Property, plant and equipment, net	—	—	—	—	152	117,986	—	118,138
Amounts due from parent/affiliates	79,036	75,375	46,933	44,043	336,435	120,227	(702,049)	—
Goodwill, net	—	—	—	—	8,296	72,412	—	80,708
Investment in consolidated subsidiaries	118,481	19,531	(9,828)	19,872	99,990	—	(248,046)	—
Other assets	—	2,183	602	601	1,583	12,760	—	17,729

	$197,517	$97,262	$37,707	$64,516	$453,976	$516,768	$(950,095)	$417,651

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$—	$—	$871	$(257)	$—	$614
Accounts payable	—	—	—	—	1,382	61,305	—	62,687
Accrued expenses and other current liabilities	(626)	(2,353)	(1,608)	6,399	(3,530)	24,494	—	22,776
Current maturities of long-term debt	—	—	—	—	4,056	2,086	—	6,142

Total current liabilities	(626)	(2,353)	(1,608)	6,399	2,779	87,628	—	92,219
Long-term debt, less current maturities	—	70,605	27,179	37,216	61,485	35,348	—	231,833
Amounts due to parent/affiliates	130,232	15,083	13,846	893	251,258	290,737	(702,049)	—
Other liabilities	2,203	421	—	—	651	25,530	—	28,805

Total liabilities	131,809	83,756	39,417	44,508	316,173	439,243	(702,049)	352,857

Shareholders' equity:
Common stock	500	2	78	23	35,001	4,983	(40,087)	500
Additional paid-in capital	65,218	20,726	6,922	9,077	174,855	114,412	(337,990)	53,220
Retained earnings (deficit)	1,088	(1,355)	(8,297)	15,294	(69,772)	(36,210)	117,127	17,875
Accumulated other comprehensive loss	(1,098)	(5,867)	(413)	(4,386)	(2,281)	(5,660)	12,904	(6,801)

Total shareholders' equity	65,708	13,506	(1,710)	20,008	137,803	77,525	(248,046)	64,794

	$197,517	$97,262	$37,707	$64,516	$453,976	$516,768	$(950,095)	$417,651

	As of December 31, 1999
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-obligor)	Euramax European Holdings Limited (Co-obligor)	Euramax European Holdings B.V. (Co-obligor)	Non- Guarantor Subsidiaries	Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$—	$—	$—	$—	$1,537	$11,848	$—	$13,385
Accounts receivable, net	—	103	—	—	1,354	78,630	—	80,087
Inventories	—	—	—	—	2,622	79,877	—	82,499
Other current assets	—	—	—	—	1,467	2,804	—	4,271

Total current assets	—	103	—	—	6,980	173,159	—	180,242
Property, plant and equipment, net	—	—	—	—	5,603	114,806	—	120,409
Amounts due from parent/affiliates	76,535	81,757	46,846	49,743	345,507	141,423	(741,811)	—
Goodwill, net	—	—	—	—	8,368	74,219	—	82,587
Investment in consolidated subsidiaries	117,490	17,918	(10,829)	17,360	98,088	—	(240,027)	—
Other assets	—	2,267	635	658	1,691	11,170	—	16,421

	$194,025	$102,045	$36,652	$67,761	$466,237	$514,777	$(981,838)	$399,659

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$—	$—	$(2,030)	$4,039	$—	$2,009
Accounts payable	2	—	—	—	230	49,450	—	49,682
Accrued expenses and other current liabilities	(340)	(772)	(595)	4,095	1,316	28,041	—	31,745
Current maturities of long-term debt	—	—	—	—	5,540	696	—	6,236

Total current liabilities	(338)	(772)	(595)	4,095	5,056	82,226	—	89,672
Long-term debt, less current maturities	—	70,605	27,179	37,216	45,568	34,475	—	215,043
Amounts due to parent/affiliates	126,739	19,861	12,275	7,571	279,293	296,072	(741,811)	—
Other liabilities	2,203	421	—	—	647	26,605	—	29,876

Total liabilities	128,604	90,115	38,859	48,882	330,564	439,378	(741,811)	334,591

Shareholders' equity:
Common stock	500	2	78	23	35,001	4,983	(40,087)	500
Additional paid-in capital	65,218	20,726	6,922	9,077	174,855	114,412	(337,990)	53,220
Retained earnings (deficit)	(262)	16,787	4,170	20,049	(46,325)	(14,760)	36,866	16,525
Dividends declared	—	(20,793)	(12,932)	(6,891)	(27,650)	(25,076)	93,342	—
Accumulated other comprehensive loss	(35)	(4,792)	(445)	(3,379)	(208)	(4,160)	7,842	(5,177)

Total shareholders' equity	65,421	11,930	(2,207)	18,879	135,673	75,399	(240,027)	65,068

	$194,025	$102,045	$36,652	$67,761	$466,237	$514,777	$(981,838)	$399,659

	Quarter Ended March 31, 2000
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-obligor)	Euramax European Holdings Limited (Co-obligor)	Euramax European Holdings B.V. (Co-obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
Net cash (used in) provided by operating activities	$(1,004)	$(1,604)	$(1,387)	$1,258	$5,175	$(16,304)	$(13,866)

Cash flows from investing activities:
Proceeds from sales of assets	—	—	—	—	—	5	5
Capital expenditures	—	—	—	—	(10)	(2,685)	(2,695)

Net cash used in investing activities	—	—	—	—	(10)	(2,680)	(2,690)

Cash flows from financing activities:
Repayment of debt	—	—	—	—	(1,566)	(2,438)	(4,004)
Proceeds from debt	—	—	—	—	16,000	5,695	21,695
Changes in cash overdrafts	—	—	—	—	2,814	(4,209)	(1,395)
Due to/from parent or affiliate	1,004	1,604	1,484	(977)	(18,964)	15,849	—

Net cash provided by (used in) financing activities	1,004	1,604	1,484	(977)	(1,716)	14,897	16,296

Effect of exchange rate changes on cash	—	—	(97)	(281)	—	2,872	2,494

Net increase (decrease) in cash and equivalents	—	—	—	—	3,449	(1,215)	2,234
Cash and equivalents at beginning of period	—	—	—	—	1,537	11,848	13,385

Cash and equivalents at end of period	$—	$—	$—	$—	$4,986	$10,633	$15,619

	Quarter Ended March 27, 1999
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-obligor)	Euramax European Holdings Limited (Co-obligor)	Euramax European Holdings B.V. (Co-obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
Net cash (used in) provided by operating activities	$—	$(761)	$(50)	$3,399	$(317)	$(2,990)	$(719)

Cash flows from investing activities:
Purchase of business	—	—	—	—	—	(2,769)	(2,769)
Proceeds from sales of assets	—	—	—	—	—	558	558
Capital expenditures	—	—	—	—	(30)	(2,389)	(2,419)

Net cash used in investing activities	—	—	—	—	(30)	(4,600)	(4,630)

Cash flows from financing activities:
Repayment of debt	—	—	—	—	(2,916)	(811)	(3,727)
Proceeds from debt	—	—	—	—	9,000	—	9,000
Changes in cash overdrafts	—	—	—	—	2,356	(1,676)	680
Due to/from parent or affiliate	—	761	274	(3,068)	(8,016)	10,049	—

Net cash provided by (used in) financing activities	—	761	274	(3,068)	424	7,562	5,953

Effect of exchange rate changes on cash	—	—	(224)	(331)	—	4,239	3,684

Net increase in cash and equivalents	—	—	—	—	77	4,211	4,288
Cash and equivalents at beginning of period	—	—	—	—	12	19,032	19,044

Cash and equivalents at end of period	$—	$—	$—	$—	$89	$23,243	$23,332

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

    The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere in this document, as well as the year-end Consolidated Financial Statements and Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    The Company is an international producer of value-added aluminum, steel, vinyl and fiberglass fabricated products, with facilities strategically located in the United Kingdom ("U.K."), The Netherlands, France, and all major regions of the continental United States ("U.S."). Euramax's core products include specialty coated coils, aluminum recreational vehicle ("RV") sidewalls, RV doors, farm and agricultural panels, roofing accessories, metal and vinyl raincarrying systems, soffit and fascia systems, and vinyl replacement windows. The Company's customers include original equipment manufacturers ("OEMs") such as RV, commercial panel and transportation industry manufacturers; rural contractors; home centers; manufactured housing producers; distributors; industrial and architectural contractors; and home improvement contractors.

    Financial results for the quarter ended March 31, 2000, compared to the same period of 1999, reflect continued strength in the Company's RV markets, a sharp increase in demand for painted coil in Europe, and higher aluminum costs. These conditions, together with last year's acquisition of Atlanta Metal Products, Inc., enabled a 7.5% increase in net sales. Higher aluminum costs enabled the Company to increase average selling prices which, in Europe, contributed to a substantial increase in earnings from operations. This improvement was slightly offset by weakening European currencies, relative to the U.S. Dollar. Higher European operating earnings were further offset by lower U.S. operating margins primarily related to the longer time period in which raw material cost increases are passed on in the form of higher selling prices.

    Effective April 10, 2000, the Company, through its wholly owned subsidiary Amerimax Home Products, Inc., acquired substantially all of the assets and assumed certain liabilities of Gutter World, Inc. ("Gutter World") and Global Expanded Metals, Inc. ("Global"). Gutter World manufactures a variety of raincarrying accessories, including gutter and door guards, water diverters and downspout strainers. Global manufactures expanded metal products. The Company expects these acquisitions to increase net sales in its U.S. Fabrication segment, particularly those to home centers and distributors. Consistent with the Company's business strategy, management expects to continue identifying and acquiring businesses that will allow it to expand its customer base, geographic coverage and product offerings.

Results of Operations

Quarter Ended March 31, 2000 as Compared to Quarter Ended March 27, 1999

    The following table sets forth the Company's Statements of Earnings Data expressed as a percentage of net sales:

	Quarters Ended
	March 31, 2000	March 27, 1999
Statements of Earnings Data:
Net sales	100.0%	100.0%
Costs and expenses:
Cost of goods sold	82.1	81.4
Selling and general	9.7	9.9
Depreciation and amortization	2.6	2.6

Earnings from operations	5.6	6.1
Interest expense, net	(3.8)	(4.0)
Other expenses, net	(0.1)	(0.4)

Earnings before income taxes	1.7	1.7
Provision for income taxes	.7	.7

Net earnings	1.0%	1.0%

	Net Sales			Earnings from Operations
Dollars in Thousands	March 31, 2000	March 27, 1999	Increase/ (Decrease)	March 31, 2000	March 27, 1999	Increase/ (Decrease)
United States	$85,062	$81,000	5.0%	$1,462	$3,748	(61.0)%
Europe	57,211	51,387	11.3%	6,447	4,287	50.4%

Totals	$142,273	$132,387	7.5%	$7,909	$8,035	(1.6)%

    Net Sales.  Net sales increased 7.5% to $142.3 million for the quarter ended March 31, 2000, from $132.4 million for the quarter ended March 27, 1999. Sales in the U.S. increased primarily from robust first quarter sales to home improvement contractors and distributors and solid increases in sales to the home centers, offset by lower sales to the manufactured housing market. Increases in sales to distributors are primarily the result of the second quarter 1999 acquisition of Atlanta Metal Products, Inc. (see Note 2 to the Consolidated Financial Statements of the Company for the year ended December 31, 1999, set forth in the Company's Annual Report on Form 10-K). In addition, shipments to the RV industry remain strong, consistent with a third consecutive year of growth in this industry. The RV industry expects growth to continue due to favorable demographics and growing popularity of RV travel. However, other factors, including higher fuel costs and higher interest rates, may negatively impact the continued growth of this industry.

    Despite a decline in reported net sales of approximately $4.8 million due to the weakening of foreign exchange rates relative to the U.S. Dollar, first quarter net sales in Europe increased by approximately 11% over first quarter 1999 sales. Sales in Europe increased primarily from strong demand for specialty coated coil in continental Europe resulting from economic improvements in Europe that began in the second half of 1999 and have continued into 2000.

    Cost of Goods Sold.  Cost of goods sold, as a percentage of net sales, increased to 82.1% for the quarter ended March 31, 2000, from 81.4% for the quarter ended March 27, 1999. This increase is primarily attributable to an increase in raw material aluminum prices.

    Selling and General.  Selling and general expenses, as a percentage of net sales, decreased to 9.7% for the quarter ended March 31, 2000, from 9.9% for the quarter ended March 27, 1999. This decrease is primarily attributable to higher net sales and lower levels of spending on information technology.

    Depreciation and Amortization.  Depreciation and amortization, as a percentage of net sales, was 2.6% for the quarters ended March 31, 2000 and March 27, 1999.

    Earnings from Operations.  As noted above, earnings from operations in the U.S. decreased to $1.5 million for the quarter ended March 31, 2000, from $3.7 million for the quarter ended March 27, 1999, and earnings from operations in Europe increased to $6.4 million for the quarter ended March 31, 2000, from $4.3 million for the quarter ended March 27, 1999. Earnings from operations in the U.S. were more negatively impacted by the higher raw material costs than were earnings in Europe, as, historically, the U.S. operations are not able to pass along raw material price increases as quickly as the European operations. The ability to pass along price increases at a quicker pace in Europe, together with strong European demand, enabled a sharp increase in earnings from operations in Europe. This increase was achieved despite weakening European currencies, which reduced reported operating earnings by $689.0 thousand compared to the first quarter of 1999.

    Interest Expense, Net.  Net interest expense, increased to $5.4 million for the quarter ended March 31, 2000, from $5.3 million for the quarter ended March 27, 1999.

    Other Expenses, Net.  Other expenses were not significant for the quarters ended March 31, 2000 and March 27, 1999.

    Provision for income taxes.  The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The effective rate for the provision for income taxes decreased to 42.7% from 43.7% for the quarters ended March 31, 2000 and March 27, 1999, respectively. The lower rate is primarily due to a decrease in U.S. earnings coupled with an increase in European earnings. U.S. earnings are typically subject to higher tax rates than European earnings, due in part to state income taxes.

Liquidity and Capital Resources

    Liquidity.  The Company's primary liquidity needs arise from debt service incurred in connection with acquisitions and the funding of capital expenditures. As of March 31, 2000, the Company had outstanding indebtedness of $238.0 million, representing an increase of $16.7 million as compared to December 31, 1999. This increase in debt is related to seasonal borrowing needs of the business and higher aluminum costs. Included in such indebtedness was approximately $103.0 million under the Company's Credit Agreement, consisting of $27.1 million under the Company's Term Loans and $75.9 million under the Company's Revolving Credit Facility. The undrawn amount of the Revolving Credit Facility at March 31, 2000, was approximately $24.1 million, which was available for working capital and general corporate purposes, subject to borrowing base limitations. As of March 31, 2000, this amount was fully available.

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

    The Company's primary source of liquidity is funds generated from operations, which are supplemented by borrowings under the Credit Agreement. Net cash used in operating activities for the quarters ended March 31, 2000 and March 27, 1999, were $13.9 million and $719.0 thousand, respectively. The increase in cash used in operating activities is primarily related to an increase in accounts receivable resulting from stronger sales in both the U.S. and Europe for the quarter ended March 31, 2000, as compared to the quarter ended March 27, 1999. Similarly, borrowings under the Credit Agreement increased approximately $12.7 million to fund the increased working capital needs of the business during the first quarter of 2000 as compared to the first quarter of 1999.

    The Company believes that cash generated from operations and, subject to borrowing base limitations, borrowings under the Company's Credit Agreement will be adequate to meet its needs for the foreseeable future, although no assurance to that effect can be given.

    Capital Expenditures.  The Company's capital expenditures were $2.7 million and $2.4 million for the quarters ended March 31, 2000 and March 27, 1999, respectively. Capital expenditures in 2000 include approximately $1.3 million for several projects related to business expansion and cost reduction activities. Capital expenditures in 1999 included approximately $631.1 thousand for improvements to the paintline in Corby, England. The balance of capital expenditures in both periods primarily relate to purchases and upgrades of fabricating equipment, transportation and material moving equipment, and information systems.

    The Company has made and will continue to make capital expenditures to comply with Environmental Laws. The Company estimates that its environmental capital expenditures will be approximately $250.0 thousand in 2000.

    Working Capital Management.  Working capital was $108.9 million as of March 31, 2000, compared to $90.6 million as of December 31, 1999. The increase in working capital is primarily attributable to an increase in accounts receivable due to an increase in sales. The Company continues to aggressively manage working capital levels and believes that current levels of working capital represent a liquid source of funds available for future cash flows.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. Management is currently reviewing the provisions of SFAS No. 133 and does not believe that the Company's financial statements will be materially impacted by the adoption.

Environmental Matters

    The Company's exposure to environmental matters has not changed significantly from the year ended December 31, 1999. For detailed information regarding environmental matters, see "Management's

Discussion and Analysis—Risk Management" set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    Note Regarding Forward-Looking Statements:  The Management's Discussion and Analysis and other sections of this Form 10-Q may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, and management's beliefs and assumptions. Such forward-looking statements include terminology such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or variations of such words and similar expressions regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements in this report include, but are not limited to: (1) statements regarding expected growth in the home center and distributor markets resulting from the acquisition of Gutter World and Global; (2) statements regarding the Company's expectations to continue acquiring businesses that will allow it to expand its customer base, geographic coverage and product offerings; (3) statements regarding industry expectations of continued growth in the U.S. RV industry; and (4) statements regarding the Company's belief that cash from operations and borrowings under the Credit Agreement will be adequate to meet its needs for the foreseeable future. These forward-looking statements are based on a number of assumptions that could ultimately prove inaccurate, and, therefore, there can be no assurance that they will prove to be accurate. All such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause future financial performance to differ materially and significantly from past results and from those expressed or implied in this document include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), changes in business strategy or development plans, the cyclical demand for the Company's products, the supply and/or price of aluminum and other raw materials, currency exchange rate fluctuations, environmental regulations, availability of financing, competition, reliance on key management personnel, ability to manage growth, loss of customers, and a variety of other factors. For further information on these and other risks, see the "Risk Factors" section of Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as well as the Company's other filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly its forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    The Company's exposure to and management of market risk from changes in interest rates, exchange rates and commodity prices have not changed significantly from the year ended December 31, 1999. For further information regarding the Company's risk management, see "Management's Discussion and Analysis—Risk Management" and "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Part II—Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)(1) The following consolidated financial statements of Euramax International, Inc. and its subsidiaries are included in Part I, Item 1.

    Condensed Consolidated Statements of Earnings for the quarters ended March 31, 2000 and March 27, 1999

    Condensed Consolidated Balance Sheets at March 31, 2000 and December 31, 1999

    Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2000 and March 27, 1999

    Notes to Condensed Consolidated Financial Statements

(b)  The Company filed no reports on Form 8-K during the three months ended March 31, 2000.

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
4.7*******
Supplemental Indenture, dated as of November 18, 1999, among Euramax International Limited, Euramax European Holdings plc, Euramax European Holdings, B.V., as Issuers, Amerimax Holdings, Inc., as Guarantor, and The Chase Manhattan Bank, as Trustee
4.8*******
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
10.29*******
Amendment, dated as of December 8, 1999, among Euramax International Limited, the other Loan Parties, the Swing Loan Lender and the Issuer and Paribas, as Agent, to (a) the Amended and Restated Credit Agreement, dated as of July 16, 1997 and (b) the other Loan Documents
10.30*******
Amendment and Consent, dated as of December 9, 1999, among Euramax International Limited, the other Loan Parties, the Swing Loan Lender and the Issuer and Paribas, as Agent, to (a) Amended and Restated Credit Agreement, dated as of July 16, 1997 and (b) the other Loan Documents
27	Financial Data Schedule

*	Incorporated by reference to the Exhibit with the same number in the Registrant's Registration Statement on Form S-4 (333-05978) which became effective on February 7, 1997.
**	Incorporated by reference to the Exhibit with the same number in the Registrant's Annual Report on Form 10-K (333-05978) which was filed on March 12, 1998.
***	Incorporated by reference to the Exhibit with the same number in the Registrant's Annual Report on Form 10-K (333-05978) which was filed on March 5, 1999.
****	Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on April 26, 1999.
*****	Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on August 2, 1999.
******	Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on November 3, 1999.
*******	Incorporated by reference to the Exhibit with the same number in the Registrant's Annual Report on Form 10-K (333-05978) which was filed on March 23, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the securities and exchange act of 1934, Euramax International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURAMAX INTERNATIONAL, INC.

Signature	Title	Date

/s/ J. DAVID SMITH J. David Smith	Chief Executive Officer and President	May 11, 2000

/s/ R. SCOTT VANSANT R. Scott Vansant	Chief Financial Officer and Secretary	May 11, 2000

QuickLinks

Part I—Financial Information
EURAMAX INTERNATIONAL, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Earnings (Thousands of U.S. Dollars) (Unaudited)
EURAMAX INTERNATIONAL, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (Thousands of U.S. Dollars) (Unaudited)
EURAMAX INTERNATIONAL, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Thousands of U.S. Dollars) (Unaudited)
SIGNATURES
EURAMAX INTERNATIONAL, INC.