Form 10-Q
period 2000-06-30
EURAMAX INTERNATIONAL PLC
filed 2000-08-10
CIK 1026743

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 333-05978

EURAMAX INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-2502320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5445 Triangle Parkway, Suite 350, Norcross, Georgia (Address of principal executive offices)	30092 (Zip Code)

Registrant's telephone number, including area code 770-449-7066

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  /x/ Yes  / / No

    As of August 10, 2000, Registrant had outstanding 45,567,312 shares of Class A common stock and 4,434,680 shares of Class B common stock.

Exhibit Index located on page 27

Part I—Financial Information

Item 1. Financial Statements

Euramax International, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(Thousands of U.S. Dollars)
(Unaudited)

	Quarters ended		Six months ended
	June 30, 2000	June 26, 1999	June 30, 2000	June 26, 1999
Net sales	$163,715	$156,199	$305,988	$288,586
Costs and expenses:
Cost of goods sold	132,076	123,934	248,903	231,724
Selling and general	13,925	14,189	27,704	27,361
Depreciation and amortization	4,301	3,437	8,059	6,827

Earnings from operations	13,413	14,639	21,322	22,674
Interest expense, net	(6,760)	(5,373)	(12,198)	(10,631)
Other expenses, net	(538)	(223)	(651)	(802)

Earnings before income taxes	6,115	9,043	8,473	11,241

Provision for income taxes	2,679	3,812	3,687	4,772

Net earnings	3,436	5,231	4,786	6,469
Dividends on redeemable preference shares	—	1,678	—	3,300

Net earnings available for ordinary shareholders	$3,436	$3,553	$4,786	$3,169

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Thousands of U.S. Dollars)
(Unaudited)

	June 30, 2000	December 31, 1999
ASSETS
Current assets:
Cash and equivalents	$19,781	$13,385
Accounts receivable, net	99,013	80,087
Inventories	92,673	82,499
Other current assets	4,504	4,271

Total current assets	215,971	180,242
Property, plant and equipment, net	121,994	120,409
Goodwill, net	117,385	82,587
Deferred income taxes	6,617	6,638
Other assets	12,793	9,783

	$474,760	$399,659

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdrafts	$2,497	$2,009
Accounts payable	65,065	49,682
Accrued expenses and other current liabilities	28,377	31,745
Current maturities of long-term debt	5,352	6,236

Total current liabilities	101,291	89,672
Long-term debt, less current maturities	277,779	215,043
Deferred income taxes	20,764	20,689
Other liabilities	8,025	9,187

Total liabilities	407,859	334,591

Shareholders' equity:
Common stock	500	500
Additional paid-in capital	53,220	53,220
Treasury stock	(1,581)	—
Retained earnings	21,311	16,525
Accumulated other comprehensive loss	(6,549)	(5,177)

Total shareholders' equity	66,901	65,068

	$474,760	$399,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)
(Unaudited)

	Six months ended
	June 30, 2000	June 26, 1999
Net cash (used in)/provided by operating activities	$(9,030)	$7,353

Cash flows from investing activities:
Purchases of businesses	(45,550)	(22,714)
Proceeds from sales of assets	45	588
Capital expenditures	(5,231)	(6,049)

Net cash used in investing activities	(50,736)	(28,175)

Cash flows from financing activities:
Repayment of debt	(14,025)	(19,255)
Proceeds from debt	77,881	33,700
Purchase of treasury stock	(1,581)	—
Change in cash overdrafts	488	1,509

Net cash provided by financing activities	62,763	15,954

Effect of exchange rate changes on cash	3,399	2,169

Net increase/(decrease) in cash and equivalents	6,396	(2,699)
Cash and equivalents at beginning of period	13,385	19,044

Cash and equivalents at end of period	$19,781	$16,345

Non-cash investing and financing activities:
Payables for certain non-compete agreements and working capital adjustments associated with purchases of businesses	$—	$877

Dividends on redeemable preference shares	$—	$3,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Thousands of U.S. Dollars)
(Unaudited)

1. Basis of Presentation:

    For purposes of this report the "Company" refers to Euramax International, Inc. ("Euramax") and Subsidiaries, collectively.

    The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of the management of the Company, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Management believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These Condensed Consolidated Financial Statements should be read in conjunction with the year-end Consolidated Financial Statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Operating results for the period ended June 30, 2000, are not necessarily indicative of future results that may be expected for the year ending December 29, 2000.

    Certain 1999 amounts have been reclassified to conform to current year presentation.

2. Acquisitions:

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

    The following unaudited pro forma data present the results of operations for the six months ended June 30, 2000 and June 26, 1999, as though the acquisition had been completed January 1, 2000 and January 1, 1999, respectively, and assume that there are no other changes in the operations of the Company. Such pro forma information includes adjustments to interest expense; changes in depreciation of property, plant and equipment and amortization of goodwill relating to the allocation of the purchase price; elimination of the effect of transactions between Gutter World and a Euramax subsidiary and between Gutter World and Global; and the income tax effect related to these items. The pro forma results are not necessarily indicative of the financial results that might have occurred had the acquisition actually taken place on the above-mentioned dates, or of the future results of operations:

	Six months ended June 30,2000	Six months ended June 26, 1999
Net sales	$312,037	$298,174
Earnings before income taxes	9,182	10,264
Net earnings	5,218	5,872

3. Summary of Significant Accounting Policies:

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

    In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria for revenue recognition and related disclosures. SAB 101 is effective beginning in the fourth quarter of 2000. Management is currently reviewing the guidance provided by SAB 101 and does not believe the Company's financial statements will be materially impacted.

4. Inventories:

    Inventories were comprised of:

	June 30, 2000	December 31, 1999
Raw materials	$63,322	$57,146
Work in process	11,511	11,708
Finished products	17,840	13,645

	$92,673	$82,499

5. Long-Term Obligations:

    Long-term obligations consisted of the following:

	June 30, 2000	December 31, 1999
Credit Agreement:
Revolving Credit Facility	$82,836	$57,600
Term Loans	65,295	28,679
11.25% Senior Subordinated Notes due 2006	135,000	135,000

	283,131	221,279
Less current portion	(5,352)	(6,236)

	$277,779	$215,043

    Effective April 10, 2000, the Company amended its Credit Agreement to, among other items, permit the acquisition of Gutter World and Global; provide an additional term loan of $40.0 million; and permanently waive the 1999 Excess Cash Flow payment provision (as defined in the Credit Agreement).

6. Commitments and Contingencies:

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

7. Comprehensive Income:

    For the six months ended June 30, 2000 and June 26, 1999, comprehensive income was approximately $3.4 million and $3.1 million, respectively. Other comprehensive income refers to revenue, expenses, gains and losses that are reflected in stockholders' equity but excluded from net earnings. For the Company, the components of other comprehensive income are principally foreign currency translation adjustments and minimum pension liability adjustments. For the six months ended June 30, 2000 and June 26, 1999, other comprehensive loss, net of tax, was approximately $(1.4) million and $(3.4) million, respectively.

8. Segment Information:

    For detailed information regarding the Company's reportable segments, see Note 13 to the Consolidated Financial Statements of the Company for the year ended December 31, 1999, set forth in the Company's Annual Report on Form 10-K. The table below presents information about reported segments for the quarters ended June 30, 2000 and June 26, 1999.

	European Roll Coating	U.S. Fabrication	European Fabrication	Total
Quarter ended June 30, 2000
Sales	$38,190	$110,509	$15,656	$164,355
EBITDA	5,326	11,673	1,918	18,917

Quarter ended June 26, 1999
Sales	$35,193	$104,788	$16,643	$156,624
EBITDA	5,730	11,082	2,122	18,934
Six months ended June 30, 2000
Sales	$78,284	$195,570	$33,712	$307,566
EBITDA	11,453	15,943	4,267	31,663
Six months ended June 26, 1999
Sales	$71,368	$185,788	$32,762	$289,918
EBITDA	10,623	16,597	3,881	31,101

    A reconciliation of total segment sales to total consolidated sales and of total segment EBITDA to total consolidated earnings before income taxes, for the quarters and six months ended June 30, 2000 and June 26, 1999, is as follows:

	Quarter ended June 30, 2000	Quarter ended June 26, 1999	Six months ended June 30, 2000	Six months ended June 26, 1999
Sales
Total segment sales	$164,355	$156,624	$307,566	$289,918
Eliminations	(640)	(425)	(1,578)	(1,332)

Consolidated net sales	$163,715	$156,199	$305,988	$288,586

EBITDA
Total EBITDA for reportable segments	$18,917	$18,934	$31,663	$31,101
Expenses that are not segment specific	(1,741)	(1,081)	(2,933)	(2,402)
Depreciation and amortization	(4,301)	(3,437)	(8,059)	(6,827)
Interest expense, net	(6,760)	(5,373)	(12,198)	(10,631)

Consolidated earnings before income taxes	$6,115	$9,043	$8,473	$11,241

    The following table reflects revenues from external customers by groups of similar products for the quarters ended June 30, 2000 and June 26, 1999:

		Quarters ended		Six months ended
Customers/Markets	Primary Products	June 30, 2000	June 26, 1999	June 30, 2000	June 26, 1999
Original Equipment Manufacturers ("OEMs")	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; RV doors, windows and roofing; and composite building panels	$72,927	$70,114	$146,026	$137,366
Rural Contractors	Steel and aluminum roofing and siding	31,498	31,772	53,842	54,543
Home Centers	Raincarrying systems, roofing accessories, windows, doors, and shower enclosures	24,549	23,205	42,285	38,959
Manufactured Housing	Steel siding and trim components	9,596	12,591	20,371	24,241
Distributors	Metal coils, raincarrying systems and roofing accessories	10,514	7,223	16,342	12,121
Industrial and Architectural Contractors	Standing seam panels and siding and roofing accessories	4,791	4,289	9,682	8,658
Home Improvement Contractors	Vinyl replacement windows; metal coils, raincarrying systems and roofing accessories; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings	9,840	7,005	17,440	12,698

		$163,715	$156,199	$305,988	$288,586

9. Supplemental Condensed Combined Financial Statements:

    On September 25, 1996, Euramax purchased the Company from Alumax. The acquisition was financed, in part, through Senior Subordinated Notes due 2006 (the "Notes"). Euramax International Limited, Euramax European Holdings Limited and Euramax European Holdings B.V. are co-obligors under the Notes (the "Co-Obligors"). Euramax International, Inc. has provided a full and unconditional guarantee of the Notes ("Parent Guarantor"). In addition, Amerimax Holdings, Inc., Amerimax Fabricated Products, Inc., Euramax International Holdings Limited and Euramax Continental Limited, holding company subsidiaries of Euramax, have provided full and unconditional guarantees of the Notes (collectively, the "Guarantor Subsidiaries"). The following supplemental condensed combining financial statements as of June 30, 2000 and December 31, 1999, and for the quarters and six months ended June 30, 2000 and June 26, 1999, reflect the financial position, results of operations, and cash flows of each of the Parent Guarantor, the Co-Obligors, and such combined information of the Guarantor Subsidiaries and the non-guarantor subsidiaries, principally the operating subsidiaries, (collectively, the "Non-Guarantor Subsidiaries"). The Co-Obligors and Guarantors are wholly-owned subsidiaries of Euramax and are each jointly, severally, fully, and unconditionally liable under the Notes. Separate complete financial statements of each Co-Obligor and Guarantor are not presented because management has determined that they are not material to investors.

	Quarter ended June 30, 2000
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$—	$—	$—	$163,715	$—	$163,715
Costs and expenses:
Cost of goods sold	—	—	—	—	—	132,076	—	132,076
Selling and general	907	219	—	—	69	12,730	—	13,925
Depreciation and amortization	—	—	—	—	91	4,210	—	4,301

Earnings (loss) from operations	(907)	(219)	—	—	(160)	14,699	—	13,413
Equity in earnings of subsidiaries	4,397	1,880	463	2,505	7,783	—	(17,028)	—
Interest expense, net	(375)	(26)	(103)	(140)	(725)	(5,391)	—	(6,760)
Other income (expense), net	—	(9)	(1,296)	(59)	(131)	957	—	(538)

Earnings (loss) before income taxes	3,115	1,626	(936)	2,306	6,767	10,265	(17,028)	6,115
Provision (benefit) for income taxes	(319)	(46)	(413)	(62)	3	3,516	—	2,679

Net earnings (loss)	$3,434	$1,672	$(523)	$2,368	$6,764	$6,749	$(17,028)	$3,436

	Quarter ended June 26, 1999
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$—	$—	$—	$156,199	$—-	$156,199
Costs and expenses:
Cost of goods sold	—	—	—	—	—	123,934	—	123,934
Selling and general	—	682	—	1	134	13,372	—	14,189
Depreciation and amortization	—	—	—	—	18	3,419	—	3,437

Earnings (loss) from operations	—	(682)	—	(1)	(152)	15,474	—	14,639
Equity in earnings of subsidiaries	—	5,708	961	2,786	3,323	—	(12,778)	—
Interest income (expense), net	—	—	257	(118)	(27)	(5,485)	—	(5,373)
Other income (expense), net	—	(3)	(632)	(1,200)	(1)	1,613	—	(223)

Earnings before income taxes	—	5,023	586	1,467	3,143	11,602	(12,778)	9,043
Provision (benefit) for income taxes	—	(208)	(97)	(270)	(52)	4,439	—	3,812

Net earnings	—	5,231	683	1,737	3,195	7,163	(12,778)	5,231
Dividends on redeemable preference shares	—	1,678	—	—	—	—	—	1,678

Net earnings available for ordinary shareholders	$—	$3,553	$683	$1,737	$3,195	$7,163	$(12,778)	$3,553

	Six months ended June 30, 2000
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$—	$—	$—	$305,988	$—	$305,988
Costs and expenses:
Cost of goods sold	—	—	—	—	—	248,903	—	248,903
Selling and general	1,706	241	—	—	309	25,448	—	27,704
Depreciation and amortization	—	—	—	—	181	7,878	—	8,059

Earnings (loss) from operations	(1,706)	(241)	—	—	(490)	23,759	—	21,322
Equity in earnings of subsidiaries	6,464	4,568	1,306	6,003	11,768	—	(30,109)	—
Interest expense, net	(751)	(50)	(200)	(175)	(113)	(10,909)	—	(12,198)
Other income (expense), net	—	(9)	(1,729)	(2,107)	(44)	3,238	—	(651)

Earnings (loss) before income taxes	4,007	4,268	(623)	3,721	11,121	16,088	(30,109)	8,473
Provision (benefit) for income taxes	(777)	(55)	(565)	(783)	154	5,713	—	3,687

Net earnings (loss)	$4,784	$4,323	$(58)	$4,504	$10,967	$10,375	$(30,109)	$4,786

	Six months ended June 26, 1999
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$—	$—	$—	$288,586	$—	$288,586
Costs and expenses:
Cost of goods sold	—	—	—	—	—	231,724	—	231,724
Selling and general	—	1,421	—	2	72	25,866	—	27,361
Depreciation and amortization	—	—	—	—	35	6,792	—	6,827

Earnings (loss) from operations	—	(1,421)	—	(2)	(107)	24,204	—	22,674
Equity in earnings of subsidiaries	—	7,452	1,663	5,810	3,683	—	(18,608)	—
Interest income (expense), net	—	—	133	(133)	(4)	(10,627)	—	(10,631)
Other income (expense), net	—	(3)	(1,480)	(4,153)	(24)	4,858	—	(802)

Earnings before income taxes	—	6,028	316	1,522	3,548	18,435	(18,608)	11,241
Provision (benefit) for income taxes	—	(441)	(416)	(1,482)	(34)	7,145	—	4,772

Net earnings	—	6,469	732	3,004	3,582	11,290	(18,608)	6,469
Dividends on redeemable preference shares	—	3,300	—	—	—	—	—	3,300

Net earnings available for ordinary shareholders	$—	$3,169	$732	$3,004	$3,582	$11,290	$(18,608)	$3,169

	As of June 30, 2000
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$—	$—	$—	$—	$437	$19,344	$—	$19,781
Accounts receivable, net	1	108	—	—	18	98,886	—	99,013
Inventories	—	—	—	—	—	92,673	—	92,673
Other current assets	—	—	—	—	2,260	2,244	—	4,504

Total current assets	1	108	—	—	2,715	213,147	—	215,971
Property, plant and equipment, net	—	—	—	—	150	121,844	—	121,994
Amounts due from parent/affiliates	80,790	75,375	45,497	44,679	344,921	119,027	(710,289)	—
Goodwill, net	—	—	—	—	8,225	109,160	—	117,385
Investment in consolidated subsidiaries	123,005	21,540	(8,924)	22,431	152,989	—	(311,041)	—
Deferred income taxes	—	—	—	—	—	6,617	—	6,617
Other assets	—	2,099	552	577	1,361	8,204	—	12,793

	$203,796	$99,122	$37,125	$67,687	$510,361	$577,999	$(1,021,330)	$474,760

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$—	$—	$(2,423)	$4,920	$—	$2,497
Accounts payable	—	—	—	—	43	65,022	—	65,065
Accrued expenses and other current liabilities	(1,119)	(2,377)	(1,104)	6,908	(333)	26,402	—	28,377
Current maturities of long- term debt	—	—	—	—	2,974	2,378	—	5,352

Total current liabilities	(1,119)	(2,377)	(1,104)	6,908	261	98,722	—	101,291
Long-term debt, less current maturities	—	70,605	27,179	37,216	115,901	26,878	—	277,779
Amounts due to parent/affiliates	135,811	15,166	13,200	1,117	248,923	296,072	(710,289)	—
Deferred income taxes	2,203	421	—	—	(474)	18,614	—	20,764
Other liabilities	—	—	—	—	945	7,080	—	8,025

Total liabilities	136,895	83,815	39,275	45,241	365,556	447,366	(710,289)	407,859

Shareholders' equity:
Common stock	500	2	78	23	35,001	4,984	(40,088)	500
Additional paid-in capital	65,218	20,726	6,922	9,077	174,855	159,426	(383,004)	53,220
Treasury stock	(1,581)	—	—	—	—	—	—	(1,581)
Retained earnings (deficit)	4,522	317	(8,820)	17,662	(63,008)	(29,461)	100,099	21,311
Accumulated other comprehensive loss	(1,758)	(5,738)	(330)	(4,316)	(2,043)	(4,316)	11,952	(6,549)

Total shareholders' equity	66,901	15,307	(2,150)	22,446	144,805	130,633	(311,041)	66,901

	$203,796	$99,122	$37,125	$67,687	$510,361	$577,999	$(1,021,330)	$474,760

	As of December 31, 1999
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$—	$—	$—	$—	$1,537	$11,848	$—	$13,385
Accounts receivable, net	—	103	—	—	1,354	78,630	—	80,087
Inventories	—	—	—	—	2,622	79,877	—	82,499
Other current assets	—	—	—	—	1,467	2,804	—	4,271

Total current assets	—	103	—	—	6,980	173,159	—	180,242
Property, plant and equipment, net	—	—	—	—	5,603	114,806		120,409
Amounts due from parent/affiliates	76,535	81,757	46,846	49,743	345,507	141,423	(741,811)	—
Goodwill, net	—	—	—	—	8,368	74,219	—	82,587
Investment in consolidated subsidiaries	117,490	17,918	(10,829)	17,360	98,088	—	(240,027)	—
Deferred income taxes	—	—	—	—	—	6,638	—	6,638
Other assets	—	2,267	635	658	1,691	4,532	—	9,783

	$194,025	$102,045	$36,652	$67,761	$466,237	$514,777	$(981,838)	$399,659

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$—	$—	$(2,030)	$4,039	$—	$2,009
Accounts payable	2	—	—	—	230	49,450	—	49,682
Accrued expenses and other current liabilities	(340)	(772)	(595)	4,095	1,316	28,041	—	31,745
Current maturities of long- term debt	—	—	—	—	5,540	696	—	6,236

Total current liabilities	(338)	(772)	(595)	4,095	5,056	82,226	—	89,672
Long-term debt, less current maturities	—	70,605	27,179	37,216	45,568	34,475	—	215,043
Amounts due to parent/affiliates	126,739	19,861	12,275	7,571	279,293	296,072	(741,811)	—
Deferred income taxes	2,203	421	—	—	(374)	18,439	—	20,689
Other liabilities	—	—	—	—	1,021	8,166	—	9,187

Total liabilities	128,604	90,115	38,859	48,882	330,564	439,378	(741,811)	334,591

Shareholders' equity:
Common stock	500	2	78	23	35,001	4,983	(40,087)	500
Additional paid-in capital	65,218	20,726	6,922	9,077	174,855	114,412	(337,990)	53,220
Retained earnings (deficit)	(262)	16,787	4,170	20,049	(46,325)	(14,760)	36,866	16,525
Dividends declared	—	(20,793)	(12,932)	(6,891)	(27,650)	(25,076)	93,342	—
Accumulated other comprehensive loss	(35)	(4,792)	(445)	(3,379)	(208)	(4,160)	7,842	(5,177)

Total shareholders' equity	65,421	11,930	(2,207)	18,879	135,673	75,399	(240,027)	65,068

	$194,025	$102,045	$36,652	$67,761	$466,237	$514,777	$(981,838)	$399,659

	Six months ended June 30, 2000
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-obligor)	Euramax European Holdings Limited (Co-obligor)	Euramax European Holdings B.V. (Co-obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
Net cash (used in) provided by Operating activities	$(2,462)	$(1,687)	$(1,882)	$1,592	$6,350	$(10,941)	$(9,030)

Cash flows from investing activities:
Purchase of business						(45,550)	(45,550)
Proceeds from sales of assets	—	—	—	—	—	45	45
Capital expenditures	—	—	—	—	(28)	(5,203)	(5,231)

Net cash used in investing activities	—	—	—	—	(28)	(50,708)	(50,736)

Cash flows from financing activities:
Repayment of debt	—	—	—	—	(3,233)	(10,792)	(14,025)
Proceeds from debt	—	—	—	—	71,000	6,881	77,881
Purchase of treasury stock	(1,581)	—	—	—	—	—	(1,581)
Changes in cash overdrafts	—	—	—	—	(392)	880	488
Due to/from parent or affiliate	4,043	1,687	2,274	(1,390)	(74,797)	68,183	—

Net cash provided by (used in) financing activities	2,462	1,687	2,274	(1,390)	(7,422)	65,152	62,763

Effect of exchange rate changes on cash	—	—	(392)	(202)	—	3,993	3,399

Net increase (decrease) in cash and equivalents	—	—	—	—	(1,100)	7,496	6,396
Cash and equivalents at beginning of period	—	—	—	—	1,537	11,848	13,385

Cash and equivalents at end of period	$—	$—	$—	$—	$437	$19,344	$19,781

	Six months ended June 26, 1999
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-obligor)	Euramax European Holdings Limited (Co-obligor)	Euramax European Holdings B.V. (Co-obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals
Net cash (used in) provided by Operating activities	$—	$(981)	$(1,294)	$1,568	$(2,357)	$10,417	$7,353

Cash flows from investing activities:
Purchases of businesses	—	—	—	—	(16,158)	(6,556)	(22,714)
Proceeds from sales of assets	—	—	—	—	1	587	588
Capital expenditures	—	—	—	—	(39)	(6,010)	(6,049)

Net cash used in investing activities	—	—	—	—	(16,196)	(11,979)	(28,175)

Cash flows from financing activities:
Repayment of debt	—	—	—	—	(7,483)	(11,772)	(19,255)
Proceeds from debt	—	—	—	—	30,000	3,700	33,700
Changes in cash overdrafts	—	—	—	—	2,073	(564)	1,509
Due to/from parent or affiliate	—	981	1,648	(1,272)	(5,981)	4,624	—

Net cash provided by (used in) financing activities	—	981	1,648	(1,272)	18,609	(4,012)	15,954

Effect of exchange rate changes on cash	—	—	(354)	(296)	—	2,819	2,169

Net increase (decrease) in cash and equivalents	—	—	—	—	56	(2,755)	(2,699)
Cash and equivalents at beginning of period	—	—	—	—	12	19,032	19,044

Cash and equivalents at end of period	$—	$—	$—	$—	$68	$16,277	$16,345

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

    Financial results for the six months ended June 30, 2000, compared to the same period of 1999, reflect a higher volume of shipments of aluminum and steel; higher realized selling prices, particularly in Europe; and sales from the April 2000 acquisitions of Gutter World and Global, as well as the June 1999 acquisition of Atlanta Metal Products, Inc. These improvements were offset by lower net sales resulting from the weakening of foreign currencies relative to the U.S. Dollar, and the softening of demand in certain U.S. markets. The net effect of these conditions enabled a 6.0% increase in net sales. Further, higher aluminum costs enabled the Company to increase average selling prices in Europe, contributing to an increase in earnings from operations in Europe, despite weakening of European currencies relative to the U.S. Dollar. Price increases were also obtained in the U.S., although lower levels of demand in rural construction and OEM markets lead to lower U.S. operating earnings. The volatile market for aluminum raw material, together with an anticipated generally slower pace of U.S. business activity, will likely continue to pressure operating margins in the U.S. for the balance of 2000.

Results of Operations

Quarter Ended June 30, 2000 as Compared to Quarter Ended June 26, 1999

    The following table sets forth the Company's Statements of Earnings Data expressed as a percentage of net sales:

	Quarters ended
	June 30, 2000	June 26, 1999
Statements of Earnings Data:
Net sales	100.0%	100.0%
Costs and expenses:
Cost of goods sold	80.7	79.3
Selling and general	8.5	9.1
Depreciation and amortization	2.6	2.2

Earnings from operations	8.2	9.4
Interest expense, net	(4.1)	(3.4)
Other expenses, net	(0.3)	(0.2)

Earnings before income taxes	3.8	5.8
Provision for income taxes	1.6	2.4

Net earnings	2.2%	3.4%

	Net Sales			Earnings from Operations
Dollars in thousands	June 30, 2000	June 26, 1999	Increase/ (decrease)	June 30, 2000	June 26, 1999	Increase/ (decrease)
United States	$110,507	$104,788	5.5%	$8,075	$9,051	(10.8)%
Europe	53,208	51,411	3.5%	5,338	5,588	(4.5)%

Totals	$163,715	$156,199	4.8%	$13,413	$14,639	(8.4)%

    Net Sales.  Net sales increased 4.8% to $163.7 million for the quarter ended June 30, 2000, from $156.2 million for the quarter ended June 26, 1999. Sales in the U.S. increased principally due to increased sales to home centers, distributors and home improvement contractors resulting primarily from the second quarter acquisitions of Gutter World and Global (see Note 2 to the Condensed Consolidated Finance Statements), as well as the 1999 acquisition of Atlanta Metal Products, Inc., acquired in June, 1999 (see Note 2 to the Consolidated Financial Statements of the Company for the year ended December 31, 1999, set forth in the Company's Annual Report on Form 10-K). These acquisitions contributed approximately $8.0 million to second quarter 2000 sales. These increases were offset by a decline in sales to producers of manufacturing housing due to reduced demand for products resulting, in part, from the producers' overstock of manufactured housing inventory. Further, second quarter 2000 sales to the RV market were higher than in the second quarter of 1999; however, we expect shipments to the RV industry to slow in the second half of the year. The Company's U.S. subsidiaries are included in the U.S. Fabrication Segment (see Note 8 to the Condensed Consolidated Financial Statements).

    Despite a decline in reported net sales of approximately $5.3 million due to the weakening of foreign exchange rates relative to the U.S. Dollar, second quarter net sales in Europe increased by approximately 3.5% over the same period in 1999. Sales in the European Roll Coating Segment (see Note 8 to the Condensed Consolidated Financial Statements) increased primarily from strong demand for specialty coated coil in continental Europe resulting from continued economic improvements in Europe, as well as from higher realized selling prices precipitated by increases in aluminum costs. Offsetting the increases within the European Roll Coating Segment were decreases in sales to the U.K. export markets resulting from the continued strength of the Pound Sterling relative to other European currencies.

    Cost of goods sold.  Cost of goods sold, as a percentage of net sales, increased to 80.7% for the quarter ended June 30, 2000, from 79.3% for the quarter ended June 26, 1999. This increase is primarily attributable to an increase in raw material aluminum prices compared to the same period in the prior year.

    Selling and general.  Selling and general expenses, as a percentage of net sales, decreased to 8.5% for the quarter ended June 30, 2000, from 9.1% for the quarter ended June 26, 1999. This decrease is primarily attributable to higher net sales, lower levels of spending on information technology and incentive compensation, and a weakening of foreign exchange rates relative to the U.S. Dollar.

    Depreciation and amortization.  Depreciation and amortization, as a percentage of net sales, was 2.6% for the quarter ended June 30, 2000, compared to 2.2% for the quarter ended June 26, 1999. The increase in depreciation and amortization is primarily the result of acquisitions.

    Earnings from operations.  As noted above, earnings from operations in the U.S. decreased to $8.1 million for the quarter ended June 30, 2000, from $9.1 million for the quarter ended June 26, 1999, and earnings from operations in Europe decreased to $5.3 million for the quarter ended June 30, 2000, from $5.6 million for the quarter ended June 26, 1999. Earnings from operations in the U.S. were more negatively impacted by the higher raw material costs than were earnings in Europe, as, historically, the U.S. operations are not able to pass along raw material price increases as quickly as the European operations. The decrease in earnings from operations in Europe is attributable to the weakening of European currencies relative to the U.S. Dollar, which reduced reported operating earnings by $707.0 thousand compared to the second quarter of 1999.

    Interest expense, net.  Net interest expense, increased to $6.8 million for the quarter ended June 30, 2000, from $5.4 million for the quarter ended June 26, 1999. The increase in interest expense is due to additional borrowings to fund acquisitions, as well as to higher interest rates.

    Other expenses, net.  Other expenses were not significant for the quarters ended June 30, 2000 and June 26, 1999.

    Provision for income taxes.  The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The effective rate for the provision for income taxes increased to 43.8% from 42.2% for the quarters ended June 30, 2000 and June 26, 1999, respectively. The slightly higher rate is primarily due to an increase in non-deductible goodwill amortization resulting from the acquisition of Atlanta Metal Products, Inc.

Six Months Ended June 30, 2000 as Compared to Six Months Ended June 26, 1999

    The following table sets forth the Company's Statements of Earnings Data expressed as a percentage of net sales:

	Six months ended
	June 30, 2000	June 26, 1999
Statements of Earnings Data:
Net sales	100.0%	100.0%
Costs and expenses:
Cost of goods sold	81.3	80.3
Selling and general	9.1	9.5
Depreciation and amortization	2.6	2.4

Earnings from operations	7.0	7.8
Interest expense, net	(4.0)	(3.7)
Other expenses, net	(0.2)	(0.3)

Earnings before income taxes	2.8	3.8
Provision for income taxes	1.2	1.6

Net earnings	1.6%	2.2%

	Net Sales			Earnings from Operations
Dollars in thousands	June 30, 2000	June 26, 1999	Increase/ (decrease)	June 30, 2000	June 26, 1999	Increase/ (decrease)
United States	$195,569	$185,788	5.3%	$9,536	$12,799	(25.5)%
Europe	110,419	102,798	7.4%	11,786	9,875	19.4%

Totals	$305,988	$288,586	6.0%	$21,322	$22,674	(6.0)%

    Net Sales.  Net sales increased 6.0% to $306.0 million for the six months ended June 30, 2000, from $288.6 million for the six months ended June 26, 1999. As reflected in the quarter ended June 30, 2000, compared to the quarter ended June 26, 1999, sales in the U.S. were higher principally due to increased sales to home centers, distributors and home improvement contractors resulting primarily from the second quarter acquisitions of Gutter World and Global, as well as the 1999 acquisition of Atlanta Metal Products, Inc. Increases were also experienced in vinyl window sales to home improvement contractors and sales of roofing accessories to industrial and architectural contractors. These increases were offset by a decline in sales to producers of manufacturing housing. See "Quarter Ended June 30, 2000 as Compared to Quarter Ended June 26, 2000—Net Sales" for further discussion of the factors affecting sales in the U.S., as these factors also apply to the change in net sales for the six months ended June 30, 2000, compared to the six months ended June 26, 1999.

    Despite a decline in reported net sales of approximately $10.1 million due to the weakening of foreign exchange rates relative to the U.S. Dollar, net sales in Europe for the six months ended June 30, 2000, increased by approximately 7.4% over the same period in 1999. Sales in the European Roll Coating Segment increased primarily from the continued strength of the demand for specialty coated coil in continental Europe, as well as from higher realized aluminum selling prices. Offsetting the increases in the European Roll Coating Segment were decreases in sales to the U.K. export markets resulting from the continued strength of the Pound Sterling relative to other European currencies.

    Cost of goods sold.  Cost of goods sold, as a percentage of net sales, increased to 81.3% for the six months ended June 30, 2000, from 80.3% for the six months ended June 26, 1999. This increase is primarily attributable to an increase in raw material aluminum prices compared to the same period in the prior year.

    Selling and general.  Selling and general expenses, as a percentage of net sales, decreased to 9.1% for the six months ended June 30, 2000, from 9.5% for the six months ended June 26, 1999. This decrease is primarily attributable to higher net sales, lower levels of spending on information technology and incentive compensation, and a weakening of foreign exchange rates relative to the U.S. Dollar.

    Depreciation and amortization.  Depreciation and amortization, as a percentage of net sales, was 2.6% for the six months ended June 30, 2000, compared to 2.4% for the six months ended June 26, 1999. The increase in depreciation and amortization is primarily the result of acquisitions.

    Earnings from operations.  As noted above, earnings from operations in the U.S. decreased to $9.5 million for the six months ended June 30, 2000, from $12.8 million for the six months ended June 26, 1999, and earnings from operations in Europe increased to $11.8 million for the six months ended June 30, 2000, from $9.9 million for the six months ended June 26, 1999. Earnings from operations in the U.S. were more negatively impacted by the higher raw material costs than were earnings in Europe, as, historically, the U.S. operations are not able to pass along raw material price increases as quickly as the European operations. The ability to pass along price increases at a quicker pace in Europe, together with strong European demand, enabled the increase in earnings from operations in Europe. This increase was achieved despite weakening European currencies, which reduced reported operating earnings by $1.4 million compared to the first six months of 1999.

    Interest expense, net.  Net interest expense, increased to $12.2 million for the six months ended June 30, 2000, from $10.6 million for the six months ended June 26, 1999. The increase in interest expense is due to additional borrowings to fund acquisitions, as well as to higher interest rates.

    Other expenses, net.  Other expenses were not significant for the six months ended June 30, 2000 and June 26, 1999.

    Provision for income taxes.  The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The effective rate for the provision for income taxes increased to 43.5% from 42.5% for the six months ended June 30, 2000 and June 26, 1999, respectively. The slightly higher rate is primarily due to an increase in non-deductible goodwill amortization resulting from the acquisition of Atlanta Metal Products, Inc.

Liquidity and Capital Resources

    Liquidity.  The Company's primary liquidity needs arise from debt service incurred in connection with acquisitions and the funding of capital expenditures. As of June 30, 2000, the Company had cash of $19.8 million and outstanding indebtedness of $283.1 million, representing an increase of $61.9 million as compared to December 31, 1999. This increase in debt is related to the financing of acquisitions, seasonal borrowing needs of the business and higher aluminum costs. Included in such indebtedness was approximately $148.1 million under the Company's Credit Agreement, consisting of $65.3 million under the Company's Term Loans and $82.8 million under the Company's Revolving Credit Facility. The undrawn amount of the Revolving Credit Facility at June 30, 2000, was approximately $17.2 million, which was available for working capital and general corporate purposes, subject to borrowing base limitations. As of June 30, 2000, this amount was fully available.

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

    The Company's primary source of liquidity is funds generated from operations, which are supplemented by borrowings under the Credit Agreement. Net cash used in operating activities for the six months ended June 30, 2000, was $9.0 million, compared to cash provided by operating activities of $7.4 million for the six months ended June 26, 1999. The increase in cash used in operating activities for the six months ended June 30, 2000, compared to the six months ended June 26, 1999, is primarily related to an increase in accounts receivable resulting from higher sales and an increase in inventories due to higher aluminum prices.

    Net cash used in investing activities increased primarily as a result of the acquisitions of Gutter World and Global in the second quarter of 2000 as compared to the acquisition of Atlanta Metal Products during the second quarter of 1999.

    Net cash provided by financing activities increased primarily due to the borrowings under the Credit Agreement which increased approximately $49.4 million to fund the acquisitions of Gutter World and Global, and to fund increased working capital needs of the business during the six months ended June 30, 2000, compared to the six months ended June 26, 1999.

    The Company believes that cash generated from operations and, subject to borrowing base limitations, borrowings under the Company's Credit Agreement will be adequate to meet its needs for the foreseeable future, although no assurance to that effect can be given.

    Capital Expenditures.  The Company's capital expenditures were $5.2 million and $6.0 million for the six months ended June 30, 2000 and June 26, 1999, respectively. Capital expenditures in 2000 include approximately $2.2 million for several projects related to business expansion and cost reduction activities, and approximately $758.0 thousand for improvements to the paintlines in Helena, Arkansas; Roermond, The Netherlands; and Corby, England. Capital expenditures in 1999 included approximately $1.7 million for improvements to the paintline in Corby, England and Helena, Arkansas. The balance of capital expenditures in both periods primarily relate to purchases and upgrades of fabricating equipment, transportation and material moving equipment, and information systems.

    The Company has made and will continue to make capital expenditures to comply with Environmental Laws. The Company estimates that its environmental capital expenditures will be approximately $250.0 thousand in 2000.

    Working Capital Management.  Working capital was $114.7 million as of June 30, 2000, compared to $90.6 million as of December 31, 1999. The increase in working capital is primarily attributable to lower than expected sales to rural construction markets, rising aluminum prices, higher net sales, the acquisitions of Gutter World and Global, and seasonal demands of the business. The Company continues to aggressively manage working capital levels and believes that current levels of working capital represent a liquid source of funds available for future cash flows.

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

    In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria for revenue recognition and related disclosures. SAB 101 is effective beginning in the fourth quarter of 2000. Management is currently reviewing the guidance provided by SAB 101 and does not believe the Company's financial statements will be materially impacted.

Environmental Matters

    The Company's exposure to environmental matters has not changed significantly from the year ended December 31, 1999. For detailed information regarding environmental matters, see "Management's Discussion and Analysis—Risk Management" set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    Note Regarding Forward-Looking Statements:  The Management's Discussion and Analysis and other sections of this Form 10-Q may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, and management's beliefs and assumptions. Such forward-looking statements include terminology such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or variations of such words and similar expressions regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements in this report include, but are not limited to: (1) statements regarding expected growth in the home center and distributor markets resulting from acquisitions; (2) statements regarding the Company's expectations to continue acquiring businesses that will allow it to expand its customer base, geographic coverage and product offerings; (3) statements regarding the expectation that the volatile market for aluminum raw material, together with an anticipated generally slower pace of U.S. business activity, will likely continue to pressure operating margins in the U.S. for the balance of 2000; (4) statements regarding the expectation that shipments to the RV industry will slow in the second half of the year; and (5) statements regarding the Company's belief that cash from operations and borrowings under the Credit Agreement will be adequate to meet its needs for the foreseeable future. These forward-looking statements are based on a number of assumptions that could ultimately prove inaccurate, and, therefore, there can be no assurance that they will prove to be accurate. All such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause future financial performance to differ materially and significantly from past results and from those expressed or implied in this document include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), changes in business strategy or development plans, the cyclical demand for the Company's products, the supply and/or price of aluminum and other raw materials, currency exchange rate fluctuations, environmental regulations, availability of financing, competition, reliance on key management personnel, ability to manage growth, loss of customers, and a variety of other factors. For further information on these and other risks, see the "Risk Factors" section of Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as well as the Company's other filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly its forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    The following discussion about the Company's risk-management activities includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statement. See "Note Regarding Forward Looking Statements" for additional information regarding the Private Securities Litigation Reform Act. The Company's management of market risk from changes in interest rates, exchange rates and commodity prices has not changed from the year ended December 31, 1999. For detailed information regarding the Company's risk management, see "Management's Discussion and Analysis—Risk Management" and "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Interest Rate Risk

    This analysis presents the hypothetical loss in fair value and increase in interest expense of those financial instruments and derivative instruments held by the Company at June 30, 2000, which are sensitive to changes in interest rates. All other factors remaining unchanged, a hypothetical 10 percent increase in interest rates would decrease the fair value of the Company's fixed-rate, long-term debt outstanding at June 30, 2000, by approximately $14.3 million, based upon the use of a discounted cash flow model, as compared to a hypothetical decrease in fair value of approximately $7.0 million at December 31, 1999. The hypothetical decrease in the fair value of the Company's fixed-rate, long-term debt is primarily the result of the depressed activity in the high yield bond market during the first half of 2000.

    A hypothetical 10 percent increase in interest rates for one year on the Company's variable rate financial instruments and derivative instruments would increase interest expense by approximately $1.3 million as calculated at June 30, 2000, as compared to a hypothetical increase in interest expense of approximately $580.9 thousand as calculated at December 31, 1999. The hypothetical increase in interest expense is primarily the result of increases in interest rates and an increase in the Company's variable rate debt.

Foreign Currency Exchange Risk

    This analysis presents the hypothetical increase in foreign exchange loss and increase in interest expense related to those financial instruments and derivative instruments held by the Company at June 30, 2000, which are sensitive to changes in foreign currency exchange risks. A hypothetical 10 percent decrease in foreign currency exchange rates would increase the Company's foreign exchange loss by approximately $859.6 thousand for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in foreign exchange loss of approximately $822.5 thousand for the year ended December 31, 1999.

    All other factors remaining unchanged, a hypothetical 10 percent increase in foreign currency exchange rates for one year would increase interest expense by approximately $577.9 thousand as calculated at June 30, 2000, for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in interest expense of approximately $795.2 thousand as calculated at December 31, 1999. The hypothetical decrease in interest expense is primarily due to the weakening of the Euro and Pound Sterling relative to the U.S. Dollar on the Company's currency swaps.

Part II—Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)
(1)   The following consolidated financial statements of Euramax International, Inc. and its subsidiaries are included in Part I, Item 1.

    Condensed Consolidated Statements of Earnings for the quarters ended June 30, 2000 and June 26, 1999

    Condensed Consolidated Balance Sheets at June 30, 2000 and December 31, 1999

    Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000 and June 26, 1999

    Notes to Condensed Consolidated Financial Statements

(b)
Reports on Form 8-K: The Company filed a report on Form 8-K dated April 24, 2000, reporting the acquisitions of substantially all of the assets of Gutter World, Inc. and Global Expanded Metals, Inc., and which included the following documents:

(1)
Audited financial Statements of Gutter World, Inc. as of and for the year ended December 31, 1999.

(2)
Audited financial statements of Global Expanded Metals, Inc. as of and for the year ended December 31, 1999

(3)
Pro Forma Financial Information including an unaudited Pro Forma Condensed Combined Balance Sheet of Euramax International, Inc. and Subsidiaries as of December 31, 1999, and an unaudited Pro Forma Condensed Combined Statement of Earnings of Euramax International, Inc. and Subsidiaries for the year ended December 31, 1999, giving effect to the Transaction.

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
2.2******
Proposals for the acquisition of the entire issued share capital of Euramax International Limited by Euramax International, Inc. to be effected by means of a Scheme Arrangement under Section 425 of the Companies Act 1985
2.3********
Purchase Agreement dated as of March 10, 2000, by and between Amerimax Home Products, Inc., Gutter World, Inc. and Global Expanded Metals, Inc., and all of the stockholders of Gutter World, Inc. and Global Expanded Metals, Inc.
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

10.28*****
Amendment and Waiver dated as of April 6, 1999, among Euramax International Limited, and its subsidiaries, Paribas (as Agent and Lender), and the Lenders, to the Amended and Restated Credit Agreement dated as of July 16, 1997
10.29*******
Amendment, dated as of December 8, 1999, among Euramax International Limited, the other Loan Parties, the Swing Loan Lender and the Issuer and Paribas, as Agent, to (a) the Amended and Restated Credit Agreement, dated as of July 16, 1997 and (b) the other Loan Documents
10.30*******
Amendment and Consent, dated as of December 9, 1999, among Euramax International Limited, the other Loan Parties, the Swing Loan Lender and the Issuer and Paribas, as Agent, to (a) Amended and Restated Credit Agreement, dated as of July 16, 1997 and (b) the other Loan Documents
10.31
Amendment and Waiver dated as of April 10, 2000, among Euramax International, Inc. and its subsidiaries, Paribas (as Agent and Lender), and the Lenders, to the Amended and Restated Credit Agreement dated as of July 16, 1997
27	Financial Data Schedule

*	Incorporated by reference to the Exhibit with the same number in the Registrant's Registration Statement on Form S-4 (333-05978) which became effective on February 7, 1997.
**	Incorporated by reference to the Exhibit with the same number in the Registrant's Annual Report on Form 10-K (333-05978) which was filed on March 12, 1998.
***	Incorporated by reference to the Exhibit with the same number in the Registrant's Annual Report on Form 10-K (333-05978) which was filed on March 5, 1999.
****	Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on April 26, 1999.
*****	Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on August 2, 1999.
******	Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on November 3, 1999.
*******	Incorporated by reference to the Exhibit with the same number in the Registrant's Annual Report on Form 10-K (333-05978) which was filed on March 23, 2000.
********	Incorporated by reference to Exhibit 2.2 in the Registrant's Current Report on Form 8-K (333-05978) which was filed on April 24, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Euramax International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURAMAX INTERNATIONAL, INC.

Signature	Title	Date

/s/ J. DAVID SMITH J. David Smith	Chief Executive Officer and President	August 10, 2000
/s/ R. SCOTT VANSANT R. Scott Vansant	Chief Financial Officer and Secretary	August 10, 2000

QuickLinks

  Item 1. Financial Statements
  Litigation
  Environmental Matters
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Business Overview
  Results of Operations
  Quarter Ended June 30, 2000 as Compared to Quarter Ended June 26, 1999
  Six Months Ended June 30, 2000 as Compared to Six Months Ended June 26, 1999
  Liquidity and Capital Resources
  Recent Accounting Pronouncements
  Environmental Matters
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Interest Rate Risk
  Foreign Currency Exchange Risk
  Part II—Other Information