Form 10-Q
period 2000-09-29
EURAMAX INTERNATIONAL PLC
filed 2000-11-09
CIK 1026743

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 9, 2000, Registrant had outstanding 455,822.33 shares of Class A common stock and 44,346.80 shares of Class B common stock.

Exhibit Index located on page 28

Part I—Financial Information

Item 1. Financial Statements

Euramax International, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Thousands of U.S. Dollars)

(Unaudited)

	Quarters ended		Nine months ended
	September 29, 2000	September 25, 1999	September 29, 2000	September 25, 1999
Net sales	$159,534	$152,722	$465,522	$441,308
Costs and expenses:
Cost of goods sold	132,875	122,744	381,778	354,468
Selling and general	14,393	13,923	42,097	41,284
Depreciation and amortization	4,365	3,577	12,424	10,404

Earnings from operations	7,901	12,478	29,223	35,152
Interest expense, net	(6,727)	(5,687)	(18,925)	(16,318)
Other income (expense), net	(220)	360	(871)	(442)

Earnings before income taxes	954	7,151	9,427	18,392
Provision for income taxes	1,498	3,041	5,185	7,813

Net earnings (loss)	(544)	4,110	4,242	10,579
Dividends on redeemable preference shares	—	1,738	—	5,038

Net earnings (loss) available for common shareholders	$(544)	$2,372	$4,242	$5,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Thousands of U.S. Dollars)

(Unaudited)

	September 29,	December 31,
	2000	1999
ASSETS
Current assets:
Cash and equivalents	$15,200	$13,385
Accounts receivable, net	94,651	80,087
Inventories	89,867	82,499
Other current assets	4,850	4,271

Total current assets	204,568	180,242
Property, plant and equipment, net	117,660	120,409
Goodwill, net	114,555	82,587
Deferred income taxes	6,608	6,638
Other assets	15,450	9,783

	$458,841	$399,659

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdrafts	$1,427	$2,009
Accounts payable	60,608	49,682
Accrued expenses and other current liabilities	25,879	31,745
Current maturities of long-term debt	3,802	6,236

Total current liabilities	91,716	89,672
Long-term debt, less current maturities	274,664	215,043
Deferred income taxes	20,264	20,689
Other liabilities	8,015	9,187

Total liabilities	394,659	334,591

Shareholders'equity:
Common stock	500	500
Additional paid-in capital	53,220	53,220
Treasury stock	(1,581)	—
Retained earnings	20,767	16,525
Accumulated other comprehensive loss	(8,724)	(5,177)

Total shareholders' equity	64,182	65,068

	$458,841	$399,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Thousands of U.S. Dollars)

(Unaudited)

	Nine months ended
	September 29, 2000	September 25, 1999
Net cash (used in)/provided by operating activities	$(9,844)	$24,501

Cash flows from investing activities:
Purchases of businesses	(45,550)	(23,155)
Proceeds from sales of assets	397	660
Capital expenditures	(7,292)	(10,154)

Net cash used in investing activities	(52,445)	(32,649)
Cash flows from financing activities:
Repayment of debt	(23,897)	(34,039)
Proceeds from debt	83,881	34,700
Purchase of treasury stock	(1,581)	—
Change in cash overdrafts	(582)	1,954

Net cash provided by financing activities	57,821	2,615
Effect of exchange rate changes on cash	6,283	361

Net increase/(decrease) in cash and equivalents	1,815	(5,172)
Cash and equivalents at beginning of period	13,385	19,044

Cash and equivalents at end of period	$15,200	$13,872

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

    The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Management believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These Condensed Consolidated Financial Statements should be read in conjunction with the year-end Consolidated Financial Statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Operating results for the period ended September 29, 2000, are not necessarily indicative of future results that may be expected for the year ending December 29, 2000.

    Per share data has not been presented since such data provides no useful information, as the shares of the Company are closely held.

    Certain 1999 amounts have been reclassified to conform to current year presentation.

2. Acquisitions:

    On April 10, 2000, the Company, through its wholly owned subsidiary Amerimax Home Products, Inc., acquired substantially all of the assets and assumed certain liabilities of Gutter World, Inc. and Global Expanded Metals, Inc., companies under common control, ("Gutter World" and "Global", respectively). The acquisition was accounted for under the purchase method of accounting, and the purchase price, including approximately $345.0 thousand in acquisition-related fees and expenses, was approximately $45.6 million in cash. Gutter World is a manufacturer of raincarrying accessories, such as gutter guards, water diverters and downspout strainers, as well as door guards. Global manufactures expanded metal products.

    The following unaudited pro forma data present the results of operations for the nine months ended September 29, 2000 and September 25, 1999, as though the acquisition had been completed January 1, 2000 and January 1, 1999, respectively, and assume that there are no other changes in the operations of the Company. Such pro forma information includes adjustments to interest expense; changes in depreciation of property, plant and equipment and amortization of goodwill relating to the allocation of the purchase price; elimination of the effect of transactions between Gutter World and a Euramax subsidiary and between Gutter World and Global; and the income tax effect related to these items. The pro forma results are not necessarily indicative of the financial results that might have occurred had the acquisition actually taken place on the above-mentioned dates, or of the future results of operations:

	Nine months ended September 29, 2000	Nine months ended September 25, 1999
Net sales	$474,215	$460,029
Earnings before income taxes	10,995	18,651
Net earnings	5,198	10,376

3. Summary of Significant Accounting Policies:

    For information regarding significant accounting policies, see Note 2 to the Consolidated Financial Statements of the Company for the year ended December 31, 1999, set forth in the Company's Annual Report on Form 10-K.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. Although the pronouncement is not expected to have a significant impact on the Company's financial position or results of operation, the Company continues to evaluate the full extent of such impact and finalize the development of its implementation plan.

    In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria for revenue recognition and related disclosures. SAB 101 is effective beginning in the fourth quarter of 2000. Based upon the guidance provided by SAB 101, the impact of this adoption will not materially impact the Company's financial position or results of operation.

4. Inventories:

    Inventories were comprised of:

	September 29, 2000	December 31, 1999
Raw materials	$62,970	$57,146
Work in process	10,778	11,708
Finished products	16,119	13,645

	$89,867	$82,499

5. Long-Term Obligations:

    Long-term obligations consisted of the following:

	September 29, 2000	December 31, 1999
Credit Agreement:
Revolving Credit Facility	$79,905	$57,600
Term Loans	63,561	28,679
11.25% Senior Subordinated Notes due 2006	135,000	135,000

	278,466	221,279
Less current portion	(3,802)	(6,236)

	$274,664	$215,043

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

7. Comprehensive Income:

	Quarters ended		Nine months ended
	September 29, 2000	September 25, 1999	September 29, 2000	September 25, 1999
Net earnings (loss)	$(544)	$4,110	$4,242	$10,579
Other comprehensive (loss) income, principally foreign currency translation adjustments	(2,175)	438	(3,547)	(2,930)

Comprehensive income (loss)	$(2,719)	$4,548	$695	$7,649

8. Income Taxes:

    The income tax provision for the nine months ended September 29, 2000, is based upon the effective rate projected to be applicable for the full year. The income tax provision for the quarter ended September 29, 2000, was adjusted to obtain the income tax provision for the nine months ended September 29, 2000, that would be equivalent to the effective rate projected to be applicable for the full year.

9. Subsequent Events:

Sale of Dutch Guilder currency swap

    On October 20, 2000, the Company sold its interests in its Dutch Guilder currency swap whereby it was to receive $37.5 million in exchange for 85.1 million Dutch Guilders on October 1, 2003. Proceeds from the sale approximated $10.0 million and were used to reduce long-term indebtedness.

Reverse stock split

    Effective October 31, 2000, the stockholders of Euramax International, Inc. authorized the amendment of the Company's certificate of incorporation to reduce the aggregate number of authorized shares of common stock. In addition, the stockholders authorized the reduction of the number of outstanding shares of common stock pursuant to a reverse stock split. Accordingly, the Company's certificate of incorporation was amended to revise the number of authorized shares from 60,000,000 shares consisting of (i) 55,000,000 shares of Class A voting common stock, par value of one cent ($.01) per share, and (ii) 5,000,000 shares of Class B restricted voting common stock, par value of one cent ($.01) per share to 1,200,000 shares consisting of (i) 600,000 shares of Class A voting common stock, par value of one dollar ($1.00) per share, and (ii) 600,000 shares of Class B restricted voting common stock, par value of one dollar ($1.00) per share. Further, the Company effected a 100 to 1 reverse split of its outstanding common stock such that one hundred outstanding shares of common stock shall be converted into one share of common stock.

Euramax International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Thousands of U.S. Dollars)

(Unaudited)

10. Segment Information:

    For detailed information regarding the Company's reportable segments, see Note 13 to the Consolidated Financial Statements of the Company for the year ended December 31, 1999, set forth in the Company's Annual Report on Form 10-K.

    The table below presents information about reported segments and a reconciliation of total segment sales to total consolidated sales and of total segment EBITDA to total consolidated earnings before income taxes, for the quarters and nine months ended September 29, 2000 and September 25, 1999, is as follows:

	Quarter ended September 29, 2000	Quarter ended September 25, 1999	Nine months ended September 29, 2000	Nine months ended September 25, 1999
Sales
European Roll Coating	$33,087	$31,768	$111,371	$103,136
U.S. Fabrication	115,716	108,962	311,286	294,750
European Fabrication	11,723	12,637	45,435	45,399

Total segment sales	160,526	153,367	468,092	443,285
Eliminations	(992)	(645)	(2,570)	(1,977)

Consolidated net sales	$159,534	$152,722	$465,522	$441,308

EBITDA
European Roll Coating	$3,752	$4,522	$15,205	$15,145
U.S. Fabrication	8,983	11,353	24,926	27,950
European Fabrication	1,022	1,456	5,289	5,337

Total EBITDA for reportable segments	$13,757	$17,331	$45,420	$48,432
Expenses that are not segment specific	(1,711)	(916)	(4,644)	(3,318)
Depreciation and amortization	(4,365)	(3,577)	(12,424)	(10,404)
Interest expense, net	(6,727)	(5,687)	(18,925)	(16,318)

Consolidated net earnings before income taxes	$954	$7,151	$9,427	$18,392

    The following table reflects revenues from external customers by groups of similar products for the quarters and nine months ended September 29, 2000 and September 25, 1999:

		Quarters ended		Nine months ended
Customers/Markets	Primary Products	September 29, 2000	September 25, 1999	September 29, 2000	September 25, 1999
Original Equipment Manufacturers ("OEMs")	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; RV doors, windows and roofing; and composite building panels	$59,869	$61,435	$205,895	$198,801
Rural Contractors	Steel and aluminum roofing and siding	32,491	32,926	86,333	87,469
Home Centers	Raincarrying systems, roofing accessories, windows, doors and shower enclosures	36,520	26,924	78,805	65,883
Manufactured Housing	Steel siding and trip components	7,700	10,903	28,071	35,144
Distributors	Metal coils, raincarrying systems and roofing accessories	8,263	8,761	24,605	20,882
Industrial and Architectural Contractors	Standing seam panels and siding and roofing accessories	5,513	5,118	15,195	13,776
Home Improvement Contractors	Vinyl replacement windows; metal coils, raincarrying systems; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings	9,178	6,655	26,618	19,353

		$159,534	$152,722	$465,522	$441,308

11. Supplemental Condensed Combined Financial Statements:

    On September 25, 1996, Euramax purchased the Company from Alumax. The acquisition was financed, in part, through Senior Subordinated Notes due 2006 (the "Notes"). Euramax International Limited, Euramax European Holdings Limited and Euramax European Holdings B.V. are co-obligors under the Notes (the "Co-Obligors"). Euramax International, Inc. has provided a full and unconditional guarantee of the Notes ("Parent Guarantor"). In addition, Amerimax Holdings, Inc., Amerimax Fabricated Products, Inc., Euramax International Holdings Limited and Euramax Continental Limited, holding company subsidiaries of Euramax, have provided full and unconditional guarantees of the Notes (collectively, the "Guarantor Subsidiaries"). The following supplemental condensed combining financial statements as of September 29, 2000 and December 31, 1999, and for the quarters and nine months ended September 29, 2000 and September 25, 1999, reflect the financial position, results of operations, and cash flows of each of the Parent Guarantor, the Co-Obligors, and such combined information of the Guarantor Subsidiaries and the non-guarantor subsidiaries, principally the operating subsidiaries, (collectively, the "Non-Guarantor Subsidiaries"). The Co-Obligors and Guarantors are wholly-owned subsidiaries of Euramax and are each jointly, severally, fully, and unconditionally liable under the Notes. Separate complete financial statements of each Co-Obligor and Guarantor are not presented because management has determined that they are not material to investors.

	Quarter ended September 29, 2000
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$—	$—	$—	$159,534	$—	$159,534
Costs and expenses:
Cost of goods sold	—	—	—	—	275	132,600	—	132,875
Selling and general	846	254	—	—	88	13,205	—	14,393
Depreciation and amortization	—	—	—	—	92	4,273	—	4,365

Earnings (loss) from operations	(846)	(254)	—	—	(455)	9,456	—	7,901
Equity in earnings of subsidiaries	20	886	(99)	3,580	3,195	—	(7,582)	—
Interest expense, net	(376)	(24)	(88)	(3)	(1,024)	(5,212)	—	(6,727)
Other income (expense), net	—	85	(810)	(3,049)	—	3,554	—	(220)

Earnings (loss) before income taxes	(1,202)	693	(997)	528	1,716	7,798	(7,582)	954
Provision (benefit) for income taxes	(658)	(66)	(263)	(1,060)	(878)	4,423	—	1,498

Net earnings (loss)	$(544)	$759	$(734)	$1,588	$2,594	$3,375	$(7,582)	$(544)

	Quarter ended September 25, 1999
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$—	$—	$—	$152,722	$—	$152,722
Costs and expenses:
Cost of goods sold	—	—	—	—	60	122,684	—	122,744
Selling and general		727	—	—	396	12,800	—	13,923
Depreciation and amortization	—	—	—	—	18	3,559	—	3,577

Earnings (loss) from operations	—	(727)	—	—	(474)	13,679	—	12,478
Equity in earnings of subsidiaries	—	4,611	(836)	1,816	3,615	—	(9,206)	—
Interest expense, net	—	—	(158)	(124)	(230)	(5,175)	—	(5,687)
Other income (expense), net	—	—	982	60	57	(739)	—	360

Earnings (loss) before income taxes	—	3,884	(12)	1,752	2,968	7,765	(9,206)	7,151
Provision (benefit) for income taxes	—	(226)	264	(13)	(93)	3,109	—	3,041

Net earnings (loss)	—	4,110	(276)	1,765	3,061	4,656	(9,206)	4,110
Dividends on redeemable preference shares	—	1,738	—	—	—	—	—	1,738

Net earnings (loss) available for ordinary shareholders	$—	$2,372	$(276)	$1,765	$3,061	$4,656	$(9,206)	$2,372

	Nine months ended September 29, 2000
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$—	$—	$—	$465,522	$—	$465,522
Costs and expenses:
Cost of goods sold	—	—	—	—	275	381,503	—	381,778
Selling and general	2,552	495	—	—	397	38,653	—	42,097
Depreciation and amortization	—	—	—	—	273	12,151	—	12,424

Earnings (loss) from operations	(2,552)	(495)	—	—	(945)	33,215	—	29,223
Equity in earnings of subsidiaries	6,486	5,454	1,207	9,583	14,963	—	(37,693)	—
Interest expense, net	(1,127)	(74)	(288)	(178)	(1,137)	(16,121)	—	(18,925)
Other income (expense), net	—	76	(2,539)	(5,156)	(44)	6,792	—	(871)

Earnings (loss) before income taxes	2,807	4,961	(1,620)	4,249	12,837	23,886	(37,693)	9,427
Provision (benefit) for income taxes	(1,435)	(121)	(828)	(1,843)	(724)	10,136	—	5,185

Net earnings (loss)	$4,242	$5,082	$(792)	$6,092	$13,561	$13,750	$(37,693)	$4,242

	Nine months ended September 25, 1999
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$—	$—	$—	$441,308	$—	$441,308
Costs and expenses:
Cost of goods sold	—	—	—	—	60	354,408	—	354,468
Selling and general	—	2,148	—	2	468	38,666	—	41,284
Depreciation and amortization	—	—	—	—	53	10,351	—	10,404

Earnings (loss) from operations	—	(2,148)	—	(2)	(581)	37,883	—	35,152
Equity in earnings of subsidiaries	—	12,063	827	7,626	7,298	—	(27,814)	—
Interest expense, net	—	—	(25)	(257)	(234)	(15,802)	—	(16,318)
Other income (expense), net	—	(3)	(498)	(4,093)	33	4,119	—	(442)

Earnings (loss) before income taxes	—	9,912	304	3,274	6,516	26,200	(27,814)	18,392
Provision (benefit) for income taxes	—	(667)	(152)	(1,495)	(127)	10,254	—	7,813

Net earnings (loss)	—	10,579	456	4,769	6,643	15,946	(27,814)	10,579
Dividends on redeemable preference shares	—	5,038	—	—	—	—	—	5,038

Net earnings (loss) available for ordinary shareholders	$—	$5,541	$456	$4,769	$6,643	$15,946	$(27,814)	$5,541

	As of September 29, 2000
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$—	$—	$—	$—	$—	$15,200	$—	$15,200
Accounts receivable, net	1	100	—	—	—	94,550	—	94,651
Inventories	—	—	—	—	—	89,867	—	89,867
Other current assets	—	—	—	—	2,151	2,699	—	4,850

Total current assets	1	100	—	—	2,151	202,316	—	204,568
Property, plant and equipment, net	—	—	—	—	129	117,531	—	117,660
Amounts due from affiliates	82,481	75,850	45,491	44,429	351,469	125,321	(725,041)	—
Goodwill, net	—	—	—	—	8,154	106,401	—	114,555
Investment in consolidated subsidiaries	121,271	20,666	(8,757)	24,196	152,671	—	(310,047)	—
Deferred income taxes	—	—	—	—	—	6,608	—	6,608
Other assets	—	2,015	515	511	1,252	11,157	—	15,450

	$203,753	$98,631	$37,249	$69,136	$515,826	$569,334	$(1,035,088)	$458,841

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$—	$—	$(3,654)	$5,081	$—	$1,427
Accounts payable	—	—	—	—	63	60,545	—	60,608
Accrued expenses and other current liabilities	(1,641)	(2,257)	(2,141)	4,415	(3,873)	31,376	—	25,879
Current maturities of long-term debt	—	—	—	—	1,491	2,311	—	3,802

Total current liabilities	(1,641)	(2,257)	(2,141)	4,415	(5,973)	99,313	—	91,716
Long-term debt, less current maturities	—	70,605	27,179	37,216	121,717	17,947	—	274,664
Amounts due to affiliates	137,802	15,556	15,007	5,222	255,709	295,745	(725,041)	—
Deferred income taxes	2,203	421	—	—	(474)	18,114	—	20,264
Other liabilities	—	—	—	—	945	7,070	—	8,015

Total liabilities	138,364	84,325	40,045	46,853	371,924	438,189	(725,041)	394,659

Shareholders'equity:
Common stock	500	2	78	23	35,001	4,984	(40,088)	500
Additional paid-in capital	65,218	20,726	6,922	9,077	174,855	159,426	(383,004)	53,220
Treasury stock	(1,581)	—	—	—	—	—	—	(1,581)
Retained earnings (deficit)	3,980	1,074	(9,557)	19,249	(60,412)	(25,101)	91,534	20,767
Accumulated other comprehensive loss	(2,728)	(7,496)	(239)	(6,066)	(5,542)	(8,164)	21,511	(8,724)

Total shareholders' equity	65,389	14,306	(2,796)	22,283	143,902	131,145	(310,047)	64,182

	$203,753	$98,631	$37,249	$69,136	$515,826	$569,334	$(1,035,088)	$458,841

	As of December 31, 1999
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$—	$—	$—	$—	$1,537	$11,848	$—	$13,385
Accounts receivable, net	—	103	—	—	1,354	78,630	—	80,087
Inventories	—	—	—	—	2,622	79,877	—	82,499
Other current assets	—	—	—	—	1,467	2,804	—	4,271

Total current assets	—	103	—	—	6,980	173,159	—	180,242
Property, plant and equipment, net	—	—	—	—	5,603	114,806	—	120,409
Amounts due from affiliates	76,535	81,757	46,846	49,743	345,507	141,423	(741,811)	—
Goodwill, net	—	—	—	—	8,368	74,219	—	82,587
Investment in consolidated subsidiaries	117,490	17,918	(10,829)	17,360	98,088	—	(240,027)	—
Deferred income taxes	—	—	—	—	—	6,638	—	6,638
Other assets	—	2,267	635	658	1,691	4,532	—	9,783

	$194,025	$102,045	$36,652	$67,761	$466,237	$514,777	$(981,838)	$399,659

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$—	$—	$(2,030)	$4,039	$—	$2,009
Accounts payable	2	—	—	—	230	49,450	—	49,682
Accrued expenses and other current liabilities	(340)	(772)	(595)	4,095	1,316	28,041	—	31,745
Current maturities of long-term debt	—	—	—	—	5,540	696	—	6,236

Total current liabilities	(338)	(772)	(595)	4,095	5,056	82,226	—	89,672

Long-term debt, less current maturities	—	70,605	27,179	37,216	45,568	34,475	—	215,043
Amounts due to affiliates	126,739	19,861	12,275	7,571	279,293	296,072	(741,811)	—
Deferred income taxes	2,203	421	—	—	(374)	18,439	—	20,689
Other liabilities	—	—	—	—	1,021	8,166	—	9,187

Total liabilities	128,604	90,115	38,859	48,882	330,564	439,378	(741,811)	334,591

Shareholders'equity:
Common stock	500	2	78	23	35,001	4,983	(40,087)	500
Additional paid-in capital	65,218	20,726	6,922	9,077	174,855	114,412	(337,990)	53,220
Retained earnings (deficit)	(262)	16,787	4,170	20,049	(46,325)	(14,760)	36,866	16,525
Dividends declared	—	(20,793)	(12,932)	(6,891)	(27,650)	(25,076)	93,342	—
Accumulated other comprehensive loss	(35)	(4,792)	(445)	(3,379)	(208)	(4,160)	7,842	(5,177)

Total shareholders' equity	65,421	11,930	(2,207)	18,879	135,673	75,399	(240,027)	65,068

	$194,025	$102,045	$36,652	$67,761	$466,237	$514,777	$(981,838)	$399,659

	Nine months ended September 29, 2000
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Totals
Net cash (used in)/provided by operating activities	$(3,548)	$(1,602)	$(3,602)	$(2,537)	$2,573	$(1,128)	$(9,844)

Cash flows from investing activities:
Purchases of businesses	—	—	—	—	—	(45,550)	(45,550)
Proceeds from sales of assets	—	—	—	—	—	397	397
Capital expenditures	—	—	—	—	(28)	(7,264)	(7,292)

Net cash used in investing activities	—	—	—	—	(28)	(52,417)	(52,445)
Cash flows from financing activities:
Repayment of debt	—	—	—	—	(4,899)	(18,998)	(23,897)
Proceeds from debt	—	—	—	—	77,000	6,881	83,881
Purchase of treasury stock	(1,581)	—	—	—	—	—	(1,581)
Change in cash overdrafts	—	—	—	—	(1,623)	1,041	(582)
Due to/from affiliates	5,129	1,602	4,088	2,967	(74,560)	60,774	—

Net cash (used in)/provided by financing activities	3,548	1,602	4,088	2,967	(4,082)	49,698	57,821
Effect of exchange rate changes on cash	—	—	(486)	(430)	—	7,199	6,283

Net increase/(decrease) in cash and equivalents	—	—	—	—	(1,537)	3,352	1,815
Cash and equivalents at beginning of period	—	—	—	—	(1,537)	14,922	13,385

Cash and equivalents at end of period	$—	$—	$—	$—	$(3,074)	$18,274	$15,200

	Nine months ended September 25, 1999
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Totals
Net cash (used in)/provided by operating activities	$—	$(2,307)	$438	$1,661	$(2,887)	$27,596	$24,501

Cash flows from investing activities:
Purchases of businesses	—	—	—	—	(16,555)	(6,600)	(23,155)
Proceeds from sales of assets	—	—	—	—	1	659	660
Capital expenditures	—	—	—	—	(39)	(10,115)	(10,154)

Net cash used in investing activities	—	—	—	—	(16,593)	(16,056)	(32,649)
Cash flows from financing activities:
Repayment of debt	—	—	—	—	(14,049)	(19,990)	(34,039)
Proceeds from debt	—	—	—	—	31,000	3,700	34,700
Change in cash overdrafts	—	—	—	—	2,776	(822)	1,954
Due to/from affiliates	—	2,307	(318)	(1,422)	(152)	(415)	—

Net cash (used in)/provided by financing activities	—	2,307	(318)	(1,422)	19,575	(17,527)	2,615
Effect of exchange rate changes on cash	—	—	(120)	(239)	—	720	361

Net increase/(decrease) in cash and equivalents	—	—	—	—	95	(5,267)	(5,172)
Cash and equivalents at beginning of period	—	—	—	—	12	19,032	19,044

Cash and equivalents at end of period	$—	$—	$—	$—	$107	$13,765	$13,872

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

    Financial results for the quarter ended September 29, 2000, compared to the same period of 1999, reflect further softening of demand in certain U.S. markets that began in the first half of the year, further weakening of European currencies relative to the U.S. Dollar, and higher aluminum and freight costs. These conditions contributed to reduce operating earnings for the third quarter of 2000 to $7.9 million from $12.5 million in the third quarter of 1999, a 36.7% reduction. Approximately $2.0 million of this $4.6 million decrease was attributable to weakening European currencies relative to the dollar.

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

    These acquisitions have resulted in increased net sales in its U.S. Fabrication segment, particularly those to home centers. Consistent with the Company's business strategy, management expects to continue identifying and acquiring businesses that will allow it to expand its customer base, geographic coverage and product offerings.

Results of Operations

Quarter Ended September 29, 2000 as Compared to Quarter Ended September 25, 1999

    The following table sets forth the Company's Statements of Earnings Data expressed as a percentage of net sales:

	Quarters ended
	September 29, 2000	September 25, 1999
Statements of Earnings Data:
Net sales	100.0%	100.0%
Costs and expenses:
Cost of goods sold	83.3	80.4
Selling and general	9.0	9.1
Depreciation and amortization	2.7	2.3

Earnings from operations	5.0	8.2
Interest expense, net	(4.2)	(3.7)
Other expense, net	(0.2)	0.2

Earnings before income taxes	0.6	4.7
Provision for income taxes	0.9	2.0

Net earnings	(0.3)	2.7

	Net Sales Quarters ended			Earnings from Operations Quarters ended
In thousands	September 29, 2000	September 25, 1999	Increase/ (decrease)	September 29, 2000	September 25, 1999	Increase/ (decrease)
United States	$115,717	$108,961	6.2%	$4,890	$8,857	(44.8)%
Europe	43,817	43,761	0.1%	3,011	3,621	(16.8)%

Totals	$159,534	$152,722	4.5%	$7,901	$12,478	(36.7)%

    Net Sales.  Net sales increased 4.5% to $159.5 million for the quarter ended September 29, 2000, from $152.7 million for the quarter ended September 25, 1999. Sales in the U.S. increased principally due to increased sales to home centers and home improvement contractors resulting primarily from the second quarter acquisitions of Gutter World and Global (see Note 2 to the Condensed Consolidated Financial Statements), as well as the 1999 acquisition of Atlanta Metal Products, Inc., acquired in June 1999 (see Note 2 to the Consolidated Financial Statements of the Company for the year ended December 31, 1999, set forth in the Company's Annual Report on Form 10-K). These increases were offset by a decline in sales of steel roofing and siding, particularly to the manufactured housing market, due to reduced demand for products. Additionally, third quarter 2000 sales of aluminum and laminated fiberglass wall products to the U.S. RV market were 13.4% lower than in the third quarter of 1999. These results provide indication that the effects of rising interest rates, rising fuel costs and lower consumer confidence are affecting end-user demand for RV's in the U.S. For the balance of 2000, management expects to see a further deterioration of market conditions in the U.S. RV industry and continued softness in markets for steel roofing and siding panels. The Company's U.S. subsidiaries are included in the U.S. Fabrication Segment (see Note 10 to the Condensed Consolidated Financial Statements).

    Excluding a decline in reported net sales of approximately $5.6 million due to the weakening of foreign exchange rates relative to the U.S. Dollar, third quarter net sales in Europe increased by approximately 13% over the same period in 1999. Sales in the European Roll Coating Segment (see Note 10 to the Condensed Consolidated Financial Statements) increased primarily from strong demand for painted aluminum in Europe resulting from general economic conditions and a healthy European RV (caravan) market. Offsetting the increases within the European Roll Coating Segment were decreases in sales to the U.K. export markets resulting, in part, from the continued strength of the Pound Sterling relative to other European currencies. For the balance of 2000, management expects that the strength of the Company's European markets will continue.

    Cost of goods sold.  Cost of goods sold, as a percentage of net sales, increased to 83.3% for the quarter ended September 29, 2000, from 80.4% for the quarter ended September 25, 1999. This increase is primarily attributable to an increase in raw material aluminum prices and freight costs compared to the same period in the prior year.

    Selling and general.  Selling and general expenses, as a percentage of net sales, decreased to 9.0% for the quarter ended September 29, 2000, from 9.1% for the quarter ended September 25, 1999. This decrease is primarily attributable to a weakening of foreign exchange rates relative to the U.S. Dollar.

    Depreciation and amortization.  Depreciation and amortization, as a percentage of net sales, was 2.7% for the quarter ended September 29, 2000, compared to 2.3% for the quarter ended September 25, 1999. The increase in depreciation and amortization is primarily the result of business acquisitions.

    Earnings from operations.  As noted above, earnings from operations in the U.S. decreased to $4.9 million for the quarter ended September 29, 2000, from $8.9 million for the quarter ended September 25, 1999, and earnings from operations in Europe decreased to $3.0 million for the quarter ended September 25, 2000, from $3.6 million for the quarter ended September 25, 1999. Significant market resistance to higher selling prices exacerbated the effect that lower U.S. demand had on operating margins. The Company was not able to obtain price increases in the U.S. to offset higher freight and aluminum costs. Since the close of the third quarter, price increases have been negotiated within certain key markets and such increases, barring further cost increases, are expected to widen U.S. operating margins. The decrease in earnings from operations in Europe is attributable to the weakening of European currencies relative to the U.S. Dollar, which reduced reported operating earnings by $542.0 thousand compared to the third quarter of 1999.

    Interest expense, net.  Net interest expense, increased to $6.8 million for the quarter ended September 29, 2000, from $5.7 million for the quarter ended September 25, 1999. The increase in interest expense is due to additional borrowings to fund acquisitions, as well as to higher interest rates.

    Other expenses, net.  Other expenses were not significant for the quarters ended September 29, 2000 and September 25, 1999.

    Provision for income taxes.  The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The effective rate for the provision for income taxes increased to 157.0% from 42.5% for the quarters ended September 29, 2000 and September 25, 1999, respectively. The higher rate is due to an adjustment made during the quarter necessary to adjust the year-to-date provision to approximate the effective tax rate expected to be applicable for the full year.

Nine Months Ended September 29, 2000 as Compared to Nine Months Ended September 25, 1999

    The following table sets forth the Company's Statements of Earnings Data expressed as a percentage of net sales:

	Nine months ended
	September 29, 2000	September 25, 1999
Statements of Earnings Data:
Net sales	100.0%	100.0%
Costs and expenses:
Cost of goods sold	82.0	80.3
Selling and general	9.0	9.3
Depreciation and amortization	2.7	2.4

Earnings from operations	6.3	8.0
Interest expense, net	(4.1)	(3.7)
Other expense, net	(0.2)	(0.1)

Earnings before income taxes	2.0	4.2
Provision for income taxes	1.1	1.8

Net earnings	0.9	2.4

	Net Sales Nine months ended			Earnings from Operations Nine months ended
In thousands	September 29, 2000	September 25, 1999	Increase/ (decrease)	September 29, 2000	September 25, 1999	Increase/ (decrease)
United States	$311,286	$294,749	5.6%	$14,426	$21,656	(33.4)%
Europe	154,236	146,559	5.2%	14,797	13,496	9.6%

Totals	$465,522	$441,308	5.5%	$29,223	$35,152	(16.9)%

    Net Sales.  Net sales increased 5.5% to $465.5 million for the nine months ended September 25, 2000, from $441.3 million for the nine months ended September 25, 1999. As reflected in the quarter ended September 29, 2000, compared to the quarter ended September 25, 1999, sales in the U.S. were higher principally due to increased sales to home centers and home improvement contractors resulting primarily from the second quarter acquisitions of Gutter World and Global, as well as the 1999 acquisition of Atlanta Metal Products, Inc. Increases were also experienced in vinyl window sales to home improvement contractors and sales of roofing accessories to distributors and industrial and architectural contractors. These increases were offset by a decline in sales to producers of manufacturing housing and to the RV market. See "Quarter Ended September 29, 2000 as Compared to Quarter Ended September 25, 2000—Net Sales" for further discussion of the factors affecting sales in the U.S., as these factors also apply to the change in net sales for the nine months ended September 29, 2000, compared to the nine months ended September 25, 1999.

    Despite a decline in reported net sales of approximately $15.6 million due to the weakening of foreign exchange rates relative to the U.S. Dollar, net sales in Europe for the nine months ended September 29, 2000, increased by approximately 5.2% over the same period in 1999. Excluding the effect of the weakening of foreign exchange rates relative to the U.S. Dollar, net sales in Europe increased 15.9%. Sales in the European Roll Coating Segment increased primarily from the continued strength of the demand for painted aluminum in Europe. Offsetting the increases in the European Roll Coating Segment were decreases in sales to the U.K. export markets resulting, in part, from the continued strength of the Pound Sterling relative to other European currencies.

    Cost of goods sold.  Cost of goods sold, as a percentage of net sales, increased to 82.0% for the nine months ended September 29, 2000, from 80.3% for the nine months ended September 25, 1999. This increase is primarily attributable to an increase in raw material aluminum prices and freight costs compared to the same period in the prior year.

    Selling and general.  Selling and general expenses, as a percentage of net sales, decreased to 9.0% for the nine months ended September 29, 2000, from 9.3% for the nine months ended September 25, 1999. This decrease is primarily attributable to higher net sales, lower levels of spending on incentive compensation, and a weakening of foreign exchange rates relative to the U.S. Dollar.

    Depreciation and amortization.  Depreciation and amortization, as a percentage of net sales, was 2.7% for the nine months ended September 29, 2000, compared to 2.4% for the nine months ended September 25, 1999. The increase in depreciation and amortization is primarily the result of business acquisitions.

    Earnings from operations.  As noted above, earnings from operations in the U.S. decreased to $14.4 million for the nine months ended September 25, 2000, from $21.7 million for the nine months ended September 29, 1999, and earnings from operations in Europe increased to $14.8 million for the nine months ended September 29, 2000, from $13.5 million for the nine months ended September 25, 1999. Earnings from operations in the U.S. were more negatively impacted by the higher raw material costs than were earnings in Europe, as, historically, the U.S. operations are not able to pass along raw material price increases as quickly as the European operations, and there is significant market resistance to higher selling prices. The ability to pass along price increases at a quicker pace in Europe, together with strong European demand, enabled the increase in earnings from operations in Europe. This increase was achieved despite weakening European currencies, which reduced reported operating earnings by $2.0 million compared to the first nine months of 1999.

    Interest expense, net.  Net interest expense, increased to $18.9 million for the nine months ended September 29, 2000, from $16.3 million for the nine months ended September 25, 1999. The increase in interest expense is due to additional borrowings to fund acquisitions, as well as to higher interest rates.

    Other expenses, net.  Other expenses were not significant for the nine months ended September 29, 2000 and September 25, 1999.

    Provision for income taxes.  The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The effective rate for the provision for income taxes increased to 55.0% from 42.5% for the nine months ended September 29, 2000 and September 25, 1999, respectively. The higher rate is primarily due to lower earnings diluted by the effect of permanent differences, as well as to an increase in non-deductible goodwill amortization resulting from the acquisition of Atlanta Metal Products, Inc.

Liquidity and Capital Resources

    Liquidity.  The Company's primary liquidity needs arise from debt service incurred in connection with acquisitions and the funding of capital expenditures. The Company's liquidity sources at September 29, 2000, included $20.1 million fully available under its revolving credit facility and $15.2 million in cash. In addition, on October 20, 2000, the Company was able to liquidate its position in its Dutch currency swap, which provided $10.0 million for debt reduction.

    The Company's leveraged financial position requires that a substantial portion of the Company's cash flow from operations be used to pay interest on the Notes, principal and interest under the Company's Credit Agreement and other indebtedness. Significant increases in the floating interest rates on the Term Loans and Revolving Credit Facility would result in increased debt service requirements, which may reduce the funds available for capital expenditures and other operational needs. In addition, the Company's leveraged position may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes. Further, the Company's leveraged position may make it more vulnerable to economic downturns, may limit its ability to withstand competitive pressures, and may limit its ability to comply with restrictive financial covenants required under its Credit Agreement.

    The Company's primary source of liquidity is funds generated from operations, which are supplemented by borrowings under the Credit Agreement. Net cash used in operating activities for the nine months ended September 29, 2000, was $9.8 million, compared to cash provided by operating activities of $24.5 million for the nine months ended September 25, 1999. The increase in cash used in operating activities for the nine months ended September 29, 2000, compared to the nine months ended September 25, 1999, is primarily related to lower net earnings coupled with an increase in accounts receivable resulting from higher sales and an increase in inventories due to higher aluminum prices.

    Net cash used in investing activities increased primarily as a result of the acquisitions of Gutter World and Global in the second quarter of 2000 as compared to the acquisition of Atlanta Metal Products during the second quarter of 1999. Capital expenditures were approximately $2.9 million lower in the nine months ended September 29, 2000, compared to the nine months ended September 25, 1999. Management expects to reduce capital spending to maintenance levels until cash flow from operations grows to support capital spending on expansion projects.

    Net cash provided by financing activities increased primarily due to the borrowings under the Credit Agreement to fund the acquisitions of Gutter World and Global, and to fund increased working capital needs of the business during the nine months ended September 29, 2000, compared to the nine months ended September 25, 1999.

    The above-noted sources are expected to provide the liquidity required, if necessary, to supplement lower cash flow from operations, although no assurance to that effect can be given.

    Capital Expenditures.  The Company's capital expenditures were $7.3 million and $10.0 million for the nine months ended September 29, 2000 and September 25, 1999, respectively. Capital expenditures in 2000 include approximately $2.6 million for several projects related to business expansion and cost reduction activities, and approximately $1.0 million for improvements to the paintlines in Helena, Arkansas; Roermond, The Netherlands; and Corby, England. The balance of capital expenditures relates primarily to purchases and upgrades of fabricating equipment. Capital expenditures in 1999 included $3.9 million for improvements to the paintline in Corby, England and Helena, Arkansas. The balance of capital expenditures in 1999 related to purchases and upgrades of fabricating equipment, transportation and material moving equipment, and information systems.

    The Company has made and will continue to make capital expenditures to comply with Environmental Laws. The Company estimates that its environmental capital expenditures for 2000 will approximate $250.0 thousand.

    Working Capital Management.  Working capital was $112.9 million as of September 29, 2000, compared to $90.6 million as of December 31, 1999. The increase in working capital is primarily attributable to lower than expected sales to rural construction markets, rising aluminum prices, higher net sales, the acquisitions of Gutter World and Global, and seasonal demands of the business. The Company continues to aggressively manage working capital levels and believes that current levels of working capital represent a liquid source of funds available for future cash flows.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. Although the pronouncement is not expected to have a significant impact on the Company's financial position or results of operation, the Company continues to evaluate the full extent of such impact and finalize the development of its implementation plan.

    In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria for revenue recognition and related disclosures. SAB 101 is effective beginning in the fourth quarter of 2000. Based upon the guidance provided by SAB 101, the impact of this adoption will not materially impact the Company's financial position or results of operation.

Environmental Matters

    The Company's exposure to environmental matters has not changed significantly from the year ended December 31, 1999. For detailed information regarding environmental matters, see "Management's Discussion and Analysis—Risk Management" set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    Note Regarding Forward-Looking Statements:  The Management's Discussion and Analysis and other sections of this Form 10-Q may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, and management's beliefs and assumptions. Such forward-looking statements include terminology such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or variations of such words and similar expressions regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements in this report include, but are not limited to: (1) statements regarding the Company's expectations to continue acquiring businesses that will allow it to expand its customer base, geographic coverage and product offerings; (2) statements regarding the Company's belief that rising interest rates, rising fuel costs and lower consumer confidence are affecting end-user demand for RV's in the US; (3) statements regarding the Company's expectation for further deterioration of market conditions in the U.S. RV industry and continued softness in markets for steel roofing and siding panels; (4) statements regarding the Company's expectation that the strength of its European markets will continue; (5) statements regarding the Company's expectation that negotiated price increases in the U.S. will widen U.S. operating margins; (6) statements regarding the Company's expectation that its sources of liquidity will provide the liquidity required, if necessary, to supplement lower cash flow from operations; and (7) statements regarding the Company's belief that current levels of working capital represent a liquid source of funds available for future cash flows. These forward-looking statements are based on a number of assumptions that could ultimately prove inaccurate, and, therefore, there can be no assurance that they will prove to be accurate. All such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause future financial performance to differ materially and significantly from past results and from those expressed or implied in this document include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), changes in business strategy or development plans, the cyclical demand for the Company's products, the supply and/or price of aluminum and other raw materials, currency exchange rate fluctuations, environmental regulations, availability of financing, competition, reliance on key management personnel, ability to manage growth, loss of customers, and a variety of other factors. For further information on these and other risks, see the "Risk Factors" section of Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as well as the Company's other filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly its forward-looking statements, whether as a result of new information, future events or otherwise.

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

Interest Rate Risk

    This analysis presents the hypothetical loss in fair value and increase in interest expense of those financial instruments and derivative instruments held by the Company at September 29, 2000, which are sensitive to changes in interest rates. All other factors remaining unchanged, a hypothetical 10 percent increase in interest rates would decrease the fair value of the Company's fixed-rate, long-term debt outstanding at September 29, 2000, by approximately $6.6 million, based upon the use of a discounted cash flow model, as compared to a hypothetical decrease in fair value of approximately $7.0 million at December 31, 1999.

    A hypothetical 10 percent increase in interest rates for one year on the Company's variable rate financial instruments and derivative instruments would increase interest expense by approximately $1.3 million as calculated at September 29, 2000, as compared to a hypothetical increase in interest expense of approximately $580.9 thousand as calculated at December 31, 1999. The hypothetical increase in interest expense is primarily the result of increases in interest rates and an increase in the Company's variable rate debt.

Foreign Currency Exchange Risk

    This analysis presents the hypothetical increase in foreign exchange loss and increase in interest expense related to those financial instruments and derivative instruments held by the Company at September 29, 2000, which are sensitive to changes in foreign currency exchange risks. A hypothetical 10 percent decrease in foreign currency exchange rates would increase the Company's foreign exchange loss by approximately $685.0 thousand for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in foreign exchange loss of approximately $822.5 thousand for the year ended December 31, 1999.

    All other factors remaining unchanged, a hypothetical 10 percent increase in foreign currency exchange rates for one year would increase interest expense by approximately $515.2 thousand as calculated at September 29, 2000, for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in interest expense of approximately $795.2 thousand as calculated at December 31, 1999. The hypothetical decrease in interest expense is primarily due to the weakening of the Euro and Pound Sterling relative to the U.S. Dollar on the Company's currency swaps.

Part II—Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)(1)	The following consolidated financial statements of Euramax International, Inc. and its subsidiaries are included in Part I, Item 1.
Condensed Consolidated Statements of Earnings for the quarters and nine months ended September 29, 2000 and September 25, 1999
Condensed Consolidated Balance Sheets at September 29, 2000 and December 31, 1999
Condensed Consolidated Statements of Cash Flows for the nine months ended September 29, 2000 and September 25, 1999
Notes to Condensed Consolidated Financial Statements
(b)	Reports on Form 8-K:
The Company filed a report on Form 8-K dated September 8, 2000, reporting a change in its independent auditors.

The Company filed a report on Form 8-K dated April 24, 2000, reporting the acquisitions of substantially all of the assets of Gutter World, Inc. and Global Expanded Metals, Inc., and which included the following documents:
(1)	Audited financial Statements of Gutter World, Inc. as of and for the year ended December 31, 1999.
(2)	Audited financial statements of Global Expanded Metals, Inc. as of and for the year ended December 31, 1999.
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

EURAMAX INTERNATIONAL, INC.

Signature	Title	Date

/s/ J. DAVID SMITH J. David Smith	Chief Executive Officer and President	November 9, 2000
/S/ R. SCOTT VANSANT R. Scott Vansant	Chief Financial Officer and Secretary	November 9, 2000

QuickLinks

Part I—Financial Information
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Part II—Other Information
SIGNATURES