Form 10-K405
period 2000-12-29
EURAMAX INTERNATIONAL PLC
filed 2001-03-23
CIK 1026743

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 29, 2000
/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-05978

EURAMAX INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2502320 (I.R.S. Employer) Identification No.)
5445 Triangle Pkwy Suite 350, Norcross, Georgia (address of principal executive offices)	30092 (Zip Code)

Registrant's telephone number, including area code: (770) 449-7066

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
None *
 (Title of Class)

* Certain notes issued by the Registrant are traded on the Luxembourg Stock Exchange.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. /x/

    As of March 23, 2001, Registrant has outstanding 445,822.44 shares of Class A common stock and 44,346.80 shares of Class B convertible common stock.

Page 1 of 80 pages
Exhibit Index begins on page 75

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

Euramax operates downstream of producers of aluminum coil, aluminum extrusions, steel coil and aluminum ingot. These producers supply the Company with aluminum coil, aluminum extrusions and steel coil. The Company sold approximately 175 and 238 million pounds of aluminum and steel, respectively, in 2000. To a lesser extent, the Company also distributes and fabricates products manufactured from vinyl and fiberglass.

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

A significant portion of the Company's sales are generated in niche markets where the Company has a leading market share, including aluminum RV sidewalls, metal raincarrying products and steel siding. The Company believes that in 2000 it sold at least 58% and 83% of the aluminum sidewalls used by RV manufacturers in the U.S. and Europe, respectively. These estimates are based upon the Company's sales volume of aluminum sidewalls used by RV manufacturers, as a percentage of management's estimate of total sales volume for such products. In the same year, the Company sold aluminum and steel raincarrying products to more than 20 of the largest 50 home center companies in the U.S. The Company believes that in 2000 it sold at least 83% of all metal Do-It-Yourself raincarrying products sold to U.S. home centers. The Company also believes that it sold at least 67% of the steel siding sold to producers of manufactured housing in the U.S. These estimates are based upon the Company's sales volume of metal raincarrying products sold to U.S. home centers, steel siding sold to producers of manufactured housing as a percentage of management's estimate of total sales volume for such products. Net sales for 2000 in the U.S. and Europe were $399.5 million and $199.9 million, respectively.

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

Business Strategy

The Company's strategy is to expand its leadership position as a producer of aluminum and steel products and to further diversify product offerings, customers and geographic regions in which it operates. Since the Company's formation in 1996, Management has pursued a strategy of improving the Company's operations and profitability while positioning the Company for future growth. Under this strategy, the Company is pursuing organic growth through product development, new territories and new customers. In addition, since its formation in September 1996, the Company has successfully completed seven acquisitions to enable it to offer complementary products and expand its geographic coverage and sold two businesses that did not serve Management's strategy (see "The Transactions"). The Company expects to continue identifying and acquiring businesses as part of executing its strategy.

The Transactions

Acquisition of Alumax's fabricated products business in September 1996, and related financing

Pursuant to a purchase agreement (the "Acquisition Agreement") dated June 24, 1996, between Euramax International Limited and Alumax, on September 25, 1996 (the "Closing Date"), Euramax

International Limited purchased, through its wholly-owned subsidiaries, all of the issued and outstanding capital stock of certain of Alumax's subsidiaries which operated a portion of Alumax's fabricated products business (the "Acquisition"). The purchase price of approximately $252.4 million, including acquisition expenses of $3.9 million and adjustments to give effect to certain items including cash acquired and working capital, was allocated to the assets and liabilities of the Company based upon their fair market value at the date of the Acquisition under the purchase method of accounting.

In order to finance the purchase price, Euramax International Limited and certain of its wholly-owned subsidiaries (i) incurred approximately $100.0 million of indebtedness under a credit agreement providing for $40.0 million in term loans and a revolving credit facility of up to $85.0 million (the "Credit Agreement"), (ii) issued $135.0 million of subordinated notes (the "Notes") and (iii) issued to the Investor Group, certain members of management of the Company (the "Management Investors") and an affiliate of Banque Paribas (the agent under the Credit Agreement), an aggregate of approximately $35.0 million in preference and ordinary shares (the "Equity Contribution").

The Reorganization

In December 1999, Euramax International Limited completed a reorganization (the "Reorganization") whereby Euramax International, Inc., a Delaware corporation, was positioned as the top holding company. Prior to the Reorganization, the parent company was Euramax International Limited (formerly Euramax International plc), a company organized under the laws of England and Wales. Euramax International, Inc. and Euramax International Limited are hereafter referred to as the "Company" or "Euramax".

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

Acquisition of JTJ Laminating, Inc. in March 1997

On March 28, 1997, the Company's wholly owned subsidiary Amerimax Building Products, Inc. purchased all of the issued and outstanding capital stock of JTJ Laminating, Inc. ("JTJ") for approximately $2.2 million, including transaction expenses of $100.0 thousand, along with the assumption of outstanding indebtedness of $1.3 million. At the closing date, approximately $2.4 million was paid in cash, of which $1.3 million was used to extinguish outstanding indebtedness of JTJ. The remaining purchase price of $1.0 million, representing consideration for certain non-compete agreements, is being paid out in ten equal annual installments ending in 2007. JTJ specializes in the lamination of fiberglass and other product offerings.

Acquisition of Unimet Manufacturing, Inc. in February 1999

On February 5, 1999, the Company's wholly owned subsidiary Amerimax Home Products, Inc. purchased certain assets related to the building materials business of Unimet Manufacturing, Inc. ("Unimet") for approximately $3.3 million, including transaction expenses of approximately $135.4 thousand. Approximately $2.8 million was paid in cash. The remaining purchase price of $500.0 thousand, representing consideration for certain non-compete agreements, is being paid in five equal annual installments ending in 2004.

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

Acquisitions of Gutter World, Inc. and Global Expanded Metals, Inc. in April 2000

On April 10, 2000, the Company's wholly owned subsidiary Amerimax Home Products, Inc. acquired substantially all of the assets and assumed certain liabilities of Gutter World, Inc. and Global Expanded Metals, Inc., companies under common control, ("Gutter World" and "Global", respectively) (the "Gutter World and Global Acquisition"). The purchase price, including approximately $372.2 thousand in acquisition-related fees and expenses, was approximately $45.6 million in cash. Gutter World is a manufacturer of raincarrying accessories, such as gutter guards, water diverters and downspout strainers, as well as door guards sold primarily to home centers. Global manufactures expanded metal products.

The Gutter World and Global Acquisition was financed through borrowings under the Credit Agreement, which was amended April 10, 2000. See Note 6 to the Consolidated Financial Statements.

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

Leadership in several markets:  The Company believes that its leadership position in a variety of niche markets continues to minimize the volatility of operating results. For example, the Company is a leading supplier of aluminum and steel sidewalls and siding to U.S. RV and manufactured housing producers. In addition, the Company believes that its 2000 sales of raincarrying systems represent a majority of such products sold to U.S. home centers. Similar leading positions are enjoyed by the Company's roll formed aluminum sheet and coil products sold to RV manufacturers in the U.S. and Europe.

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

Geographic diversity:  The Company's sales span both the continental U.S. and Europe, which represented approximately 66.6% and 33.4% of 2000 net sales, respectively. The Company has manufacturing or distribution facilities strategically located in the U.K., The Netherlands, France and all major regions of the continental U.S. The Company's geographic diversity of sales limits reliance on any single regional economy in the U.S. or national economy in Europe.

Customer diversity:  The Company is diversified by both size and type of customer. Of the Company's more than 5,000 customers, no single customer accounted for more than 10.1% of net sales in 2000. The top ten customers accounted for approximately 30.1% of 2000 net sales and represented four distinct end-use markets. These characteristics minimize the Company's reliance on individual customers or end-use markets.

Distribution capability:  The Company's manufacturing and distribution network consists of 36 strategically located facilities, of which 31 are located in the United States, and 5 are located in Europe. Euramax's network of facilities allows the Company to offer more comprehensive service than its regional competitors and to meet the increasing demands of its customers for short delivery lead times.

Operating Segments

The Company's reportable segments, aggregated according to manufacturing process, are as follows: European roll coating, U.S. fabrication and European fabrication. Financial information and other disclosures relating to the Company's operating segments are provided in Note 12 of the Consolidated Financial Statements. See, also, "Products and Customers."

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

The Company's coating and fabrication capabilities are described in more detail as follows:

Coating (painting and anodizing):  Roll coating is the process of applying a variety of liquid coatings (primarily paint) to bare aluminum or steel coil, providing a baked-on finish that is both protective and decorative. Approximately 139 million pounds of aluminum (84 million pounds in the European roll coating segment and 55 million pounds in the U.S. fabrication segment) and approximately 121 million pounds of steel (17 million pounds in the European roll coating segment and 104 million pounds in the U.S. fabrication segment) were roll coated by the Company at its eight roll coating operations in 2000. The Company has three such coating lines in the U.S. and five in Europe. The three coating lines in the U.S. are primarily utilized for internal processing, while the five coating lines in Europe, located within two facilities, are utilized to supply roll coated products to external customers. The Company's roll coating facility in Roermond, The Netherlands is one of only three facilities in the world capable of coating coil up to 100 inches in width. The Roermond line services a variety of markets in which wide coated aluminum is becoming increasingly important. Wide coils provide customers with the opportunity to produce products more economically by reducing labor costs and requiring fewer joints and seams in their manufacturing processes.

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

In 1995, the Company introduced laminated fiberglass products for use in the RV and transportation markets. The lamination process adheres fiberglass or aluminum sheet to a wood or other solid substrate that provides rigidity. Further, in March 1997, the Company acquired JTJ Laminating, Inc. (see "The Transactions") to further enhance its fiberglass lamination capabilities and laminated product offerings for its U.S. fabrication segment.

Products and Customers

The Company's products are sold to a diverse group of customers operating in a variety of industries. The Company's sales and marketing effort is organized on a decentralized basis to provide required services to its broad customer base in multiple geographic areas (see Note 12 to the Consolidated Financial Statements). Customers include:

  •
  OEMs, including RV, Commercial Panel, and Transportation Industry Manufacturers

  •
  Rural Contractors

  •
  Home Centers

  •
  Manufactured Housing Producers

  •
  Distributors

  •
  Home Improvement Contractors

  •
  Industrial and Architectural Contractors

The table below lists the Company's key products, materials used, customers and end-users, sales regions and segments:

Products	Primary Materials	Customers and End-Users	Primary Sales Regions	Segments
Specialty Coated Coils (painted aluminum and steel coils)	Aluminum, Steel	OEMs, RV Manufacturers, Transportation Industry Manufacturers, Various Building Panel Manufacturers	Europe	European Roll Coating
Roofing & Siding (including vehicle sidewalls and building panels)	Aluminum, Steel, Vinyl, Fiberglass	OEMs, RV Manufacturers, Manufactured Housing, Rural Contractors, Distributors, Industrial and Architectural Contractors, Home Improvement Contractors	U.S., Europe	U.S. and European Fabrication
Raincarrying Systems (gutters, downspouts)	Aluminum, Steel, Vinyl	Home Centers, Manufactured Housing, Rural Contractors, Home Improvement Contractors, Distributors	U.S.	U.S. Fabrication
Soffit (roof overhangs), Fascia (trims), Flashing (roofing valley material)	Aluminum, Steel	Home Centers, Manufactured Housing, Rural Contractors, Industrial and Architectural Contractors, Home Improvement Contractors	U.S.	U.S. Fabrication
Doors	Aluminum, Fiberglass	OEMs, RV Manufacturers, Distributors, Home Improvement Contractors	U.S., Europe	U.S. and European Fabrication
Windows	Aluminum, Vinyl	OEMs, RV Manufacturers, Home Improvement Contractors, Transportation Industry Manufacturers	U.S., Europe	U.S. and European Fabrication

The following table sets forth the percentage of the Company's net sales attributable to its customers/markets:

	Years Ended
	December 29, 2000	December 31, 1999	December 25, 1998
OEMs	44.3%	44.0%	45.6%
Rural Contractors	19.2%	20.4%	20.4%
Home Centers	16.1%	14.7%	14.4%
Manufactured Housing Producers	5.8%	8.3%	9.1%
Distributors	5.8%	4.8%	3.8%
Home Improvement Contractors	5.5%	4.4%	3.3%
Industrial and Architectural Contractors	3.3%	3.4%	3.4%

	100.0%	100.0%	100.0%

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

Rural Contractors

The Company supplies aluminum and steel roofing and siding products to rural contractors for use in agricultural and rural buildings such as sheds and animal confinement buildings. The Company sells its products to traditional rural contractors, including building supply dealers, building and agricultural cooperatives, and animal confinement integrators. Building suppliers and agricultural cooperatives typically purchase smaller quantities of product at multiple locations whereas contractors and integrators generally purchase large volumes for delivery to one site. The Fabral Acquisition substantially increased the Company's sales to rural contractors. See "The Transactions."

Home Centers

The Company's home center customers supply the well-established Do-It-Yourself ("DIY") market in the U.S., Canada, and the United Kingdom. In the U.S., the Company sells building and construction products, such as residential rain-carrying systems, roof flashing products, soffits, fascias, and steel roofing and siding. In the United Kingdom, the Company sells doors, screen door guards, bath enclosures, and shower, patio, and residential doors. These products, which are designed for ease of installation by DIY consumers, are produced with aluminum, galvanized or painted steel, and vinyl, depending on regional preferences. Home centers include small hardware stores, large cooperative buying groups, lumberyards and major home center retailers. The Company believes that it is the leading supplier of DIY metal raincarrying systems in the U.S. Competitors are generally regional and, thus, do not have the advantages of a nationwide service and distribution network such as the Company's. The Company expects to continue to exploit these strengths to introduce additional DIY products that could be sold through this distribution channel. The Company's acquisition of Unimet in February 1999 and Gutter World in April 2000 allowed it to expand its customer base and product offerings for raincarrying systems and accessories sold to home centers. See Note 2 to the Consolidated Financial Statements and "The Transactions."

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

Raw Materials

The Company's products are principally manufactured from aluminum coils and extrusions and steel coils. During 2000, approximately 175 million pounds of aluminum products and approximately 238 million pounds of steel were sold. The proportion sold in 2000 by value is $311.8 million of aluminum and $149.1 million of steel. Steel weighs approximately three times as much as the same volume of aluminum. In addition, during 2000, the Company sold $138.6 million of products manufactured from materials other than aluminum and steel.

All of the Company's raw material inputs are sourced from external suppliers. The Company purchases its steel and aluminum sheet requirements from several foreign and domestic aluminum and steel mills. Management believes there is sufficient supply in the market place to competitively source all of its requirements without reliance on any particular supplier. The Company's large volume of aluminum and steel purchases afford it competitive market pricing.

Approximately 52% of the Company's net sales are derived from sales of aluminum products. Compared to the cost of other raw materials used by the Company, the cost of aluminum is subject to a high degree of volatility caused by, among other items, the relationship of world aluminum supply to world aluminum demand. However, as a fabricator, Euramax is less exposed to fluctuations in aluminum prices. Historically, prices at which the Company sells aluminum products tend to fluctuate with corresponding changes in the prices paid to suppliers for aluminum raw materials. Supplier price increases, of normal amount and frequency can generally be passed to customers within two to four months. Conversely, as aluminum prices decline, corresponding price reductions are typically passed on to customers within the same time frame. Accordingly, the Company's net sales and margins attributable to aluminum products may fluctuate with little or no change in the volume of aluminum shipments.

The Company continually scrutinizes aluminum costs and adjusts its purchasing, inventory and sales programs accordingly. From time to time, the Company enters into contracts for the purchase of aluminum and steel at market values in an attempt to assure a margin on specific customer orders.

Historically, the Company has not engaged in extensive hedging activities intended to manage long-term risks relating to movements in market prices of steel and aluminum raw materials. However, from time to time, the Company may establish a maximum purchase price for varying quantities of future aluminum purchase requirements through the purchase of call options. At times, high aluminum prices have led customers to use alternative products, including steel, vinyl and fiberglass. The Company believes that its ability to supply certain products manufactured from these alternatives provides it with a competitive advantage over competitors who do not offer these choices.

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

Employees

As of December 29, 2000, the Company employed 2,266 people of which 903 were employed in Europe and 1,363 were employed in the United States. Of these employees, 31% were salaried and 69% were hourly employees. Manufacturing employees at three of the Company's U.S. manufacturing facilities are covered by collective bargaining agreements. The Company and its subsidiaries are not a party to any material pending labor proceedings and believe that employee relations are satisfactory.

']

Risk Factors

The Company has substantial leverage.

The Company incurred significant debt in connection with the Acquisition, the Fabral Acquisition and the Gutter World and Global Acquisition. As of December 29, 2000, the Company had outstanding indebtedness of $235.5 million, and $63.8 million of equity. For the year ended December 29, 2000, the Company's ratio of earnings to fixed charges was 1.27 to 1. The Company's leveraged financial position poses substantial risks to holders of the Notes, including the risks that: (i) a substantial portion of the Company's cash flow from operations is dedicated to the payment of interest on the Notes and the payment of principal and interest under the Credit Agreement and other indebtedness; (ii) the Company's leveraged position may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, including acquisitions; and (iii) the Company's highly leveraged financial position may make it more vulnerable to economic downturns and may limit its ability to withstand competitive pressures. The Company believes that, based on its current level of operations, it will have sufficient capital to carry on its business and will be able to meet its scheduled debt service requirements. However, there can be no assurance that the future cash flow of the Company will be sufficient to meet the Company's obligations and commitments. In addition, the Credit Agreement contemplates that all borrowings thereunder will become due prior to June 2005. If the Company is unable to generate sufficient cash flow from operations in the future to service its indebtedness and to meet its other commitments, the Company will be required to adopt one or more alternatives, such as refinancing or restructuring its indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. There can be no assurance that any of these actions could be effected on a timely basis or on satisfactory terms or that these actions would enable the Company to continue to satisfy its capital requirements. In addition, the terms of existing or future debt agreements, including the Credit Agreement and related Indenture (as defined), may prohibit the Company from adopting any of these alternatives. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

The Notes are subordinated to Senior Debt.

The Notes and related guarantees given by Amerimax Holdings, Inc. and Amerimax Fabricated Products, Inc., U.S. holding company subsidiaries of Euramax, Euramax International, Inc., as well as Euramax International Holdings Limited and Euramax Continental Limited, U.K. holding company subsidiaries, are contractually subordinated to all Senior Debt (as defined) including all obligations under the Credit Agreement. In the event of a circumstance in which the contractual subordination provisions apply, holders of the Notes will not be entitled to receive, and will have an obligation to pay over to holders of Senior Debt, any payments they may receive in respect of such notes, including any payments received in respect of any Claims (as defined in the related Indenture). At December 29, 2000, the aggregate amount of consolidated indebtedness and other liabilities which the Notes are effectively subordinated to is approximately $214.3 million, of which approximately $100.5 million is outstanding under the Credit Agreement. The indebtedness under the Credit Agreement will become due prior to the time the principal obligations under the Notes become due. The issuers of the Notes, which are Euramax International Limited, Euramax European Holdings Limited and Euramax European Holdings B.V. (collectively, the "Issuers") and the guarantors, Amerimax Holdings, Inc., Amerimax Fabricated Products, Inc., Euramax International, Inc., Euramax International Holdings Limited and Euramax Continental Limited (the "Guarantors"), are holding companies and do not have any independent operations. Accordingly, the Notes and the Guarantees are structurally subordinated to all existing and future indebtedness of the subsidiaries of the Issuers and the Guarantors, through which the Company's operations are conducted, including obligations under the Credit Agreement. Subject to certain limitations, the Indenture permits the Issuers and their subsidiaries to incur additional indebtedness. See "The Transactions." The holders of any indebtedness of the Issuers' subsidiaries are entitled to payment of their indebtedness from the assets of such subsidiaries prior to the holders of any general unsecured obligations of the Issuers, including the Notes. In addition, substantially all of the assets of the Company and its subsidiaries are or may in the future be pledged to secure other indebtedness of the Company.

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

In 2000, approximately 33% of the Company's net sales were made outside the United States. The U.S. dollar value of the Company's non-U.S. sales varies with currency exchange rate fluctuations. Changes in currency exchange rates could have an adverse effect on the Company's results of operations and its ability to meet interest and principal obligations on the Notes. International manufacturing and sales are subject to risks including labor unrest, potentially high costs of terminating labor contracts, restrictions on transfers of funds, export duties and quotas, domestic and international customs and tariffs, unexpected changes in regulatory environments, difficulty in obtaining distribution and support, potentially adverse tax consequences and changes in effective tax rates. There can be no assurance that any of the foregoing factors will not have a material adverse effect on the Company's ability to increase or maintain its international sales or on the Company's results of operations.

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

Item 2. Properties

The Company's principal executive office and headquarters are located in Norcross, Georgia. The principal facilities of the Company as of December 29, 2000, are listed below by operating segment:

Facility	Function		Square Feet
U.S. Fabrication
Anaheim, CA	Manufacturing	(Leased)	15,000
Atlanta, GA	Office and Manufacturing	(Leased)	140,000
Atlanta, GA	Manufacturing	(Leased)	57,000
Bedford Park, IL	Manufacturing	(Leased)	70,000
Bloomsburg, PA	Manufacturing	(Leased)	96,000
Bristol, IN	Manufacturing	(Owned)	110,115
Cedar City, UT	Manufacturing	(Leased)	38,000
Dallas, TX	Office	(Leased)	12,230
Denver, CO	Warehouse	(Leased)	5,000
Elkhart, IN	Manufacturing	(Leased)	65,000
Elkhart, IN	Manufacturing	(Leased)	96,000
Grand Prairie, TX	Manufacturing	(Leased)	45,281
Gridley, IL	Manufacturing	(Owned)	93,200
Idabel, OK	Manufacturing	(Owned)	37,440
Jackson, GA	Manufacturing	(Owned)	69,450
Kennesaw, GA	Manufacturing	(Owned)	10,000
Lancaster, PA	Manufacturing	(Owned)	220,000
Lancaster, PA	Office and Manufacturing	(Owned)	126,083
Lawrenceville, GA	Manufacturing	(Leased)	55,000
Loveland, CO	Manufacturing	(Leased)	51,362
Mableton, GA	Office and Manufacturing	(Owned)	88,000
Mansfield, TX	Manufacturing	(Owned)	55,280
Marshfield, Wl	Manufacturing	(Owned)	28,200
Moulton, AL	Manufacturing	(Owned)	59,152
Norcross, GA	Executive Offices	(Leased)	3,627
Rathdrum, ID	Manufacturing	(Leased)	26,190
Romoland, CA	Manufacturing	(Owned)	65,500
Sacramento, CA	Manufacturing	(Leased)	40,800
Stayton, OR	Manufacturing	(Leased)	35,733
Tifton, GA	Manufacturing	(Leased)	55,600
Tifton, GA	Manufacturing	(Leased)	26,934
West Sacramento, CA	Manufacturing	(Leased)	70,000
West Helena, AR	Manufacturing	(Owned)	230,000
European Roll Coating
Corby, England	Office and Manufacturing	(Owned)	171,000
Roermond, The Netherlands	Office and Manufacturing	(Owned)	208,216
European Fabrication
Pudsey, England	Office and Manufacturing	(Owned & Leased)	211,200
Andrezieux-Boutheon, France	Office and Manufacturing	(Owned)	69,968
Montreuil-Bellay, France	Office and Manufacturing	(Owned)	228,663

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no items submitted for vote of Security Holders in the quarter ended December 29, 2000.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholders Matters

The Company issued Notes that were registered under the Securities Act of 1933 in March 1997.

In October 2000, the stockholders of Euramax International, Inc. authorized the amendment of the Company's certificate of incorporation to reduce the aggregate number of authorized shares of common stock. In addition, the stockholders authorized the reduction of the number of outstanding shares of common stock pursuant to a reverse stock split. Accordingly, the Company's certificate of incorporation was amended to revise the number of authorized shares from 60,000,000 shares consisting of (i) 55,000,000 shares of Class A voting common stock, par value of one cent ($.01) per share, and (ii) 5,000,000 shares of Class B restricted voting common stock, par value of one cent ($.01) per share to 1,200,000 shares consisting of (i) 600,000 shares of Class A voting common stock, par value of one dollar ($1.00) per share, and (ii) 600,000 shares of Class B restricted voting common stock, par value of one dollar ($1.00) per share. Further, the Company effected a 100 to 1 reverse split of its outstanding common stock such that one hundred outstanding shares of common stock shall be converted into one share of common stock. See Note 7 to the Consolidated Financial Statements. There is no established public trading market for any class of common equity of the Company. As of December 29, 2000, there were 33 holders of record of the Company's 490,169.24 outstanding shares of common stock.

The credit agreement contains certain restrictions on the payment of cash dividends.

During 2000, no securities were sold by the Company.

Item 6. Selected Financial Data

Set forth below are selected financial data of the Company as of the dates and for the periods presented. For purposes of this presentation, all predecessor financial data represents such data for the Company when it was a division of Alumax. The selected financial data for each of the four years ended December 29, 2000, December 31, 1999, December 25, 1998, and December 26, 1997, the three months ended December 27, 1996, and the nine months ended September 25, 1996 were derived from the audited Consolidated Financial Statements of the Company. Due to required adjustments to record the Acquisition under the purchase method of accounting, the consolidated financial and other data for the period subsequent to the acquisition (the "Successor" periods) are not comparable to such data for the periods prior to the Acquisition (the "Predecessor" periods). The information contained in this table should be read in conjunction with Item 7 "Management's Discussion and Analysis of Financial

Condition and Results of Operations" and the Consolidated Financial Statements and accompanying notes thereto included herein.

	Successor							Predecessor
	Year ended December 29, 2000	Year ended December 31, 1999		Year ended December 25, 1998	Year ended December 26, 1997		Three months ended December 27, 1996	Nine months ended September 25, 1996
	Thousands of U.S. Dollars
Statement of Earnings Data:
Net sales	$599,479	$596,759		$616,219	$557,014	(2)	$125,529	$363,308
Costs and expenses:
Cost of goods sold	494,330	479,730		507,752	454,180		104,055	300,185
Selling and general	54,475	57,986		49,881	49,239		10,950	33,286
Depreciation and amortization	16,569	13,728		12,326	11,663		2,591	6,995

	565,374	551,444		569,959	515,082		117,596	340,466

Earnings from operations	34,105	45,315		46,260	41,932		7,933	22,842
Interest expense	(26,376)	(22,369)		(24,204)	(24,082)		(6,235)	(930)
Interest income	506	563		557	544		48	308
Other income (expense)	763	(933)		524	1,107		(235)	(298)

Earnings before income taxes	8,998	22,576		23,137	19,501		1,511	21,922
Provision for income taxes	5,671	11,017		10,253	7,947		505	8,342

Earnings before extraordinary item	3,327	11,559		12,884	11,554		1,006	13,580
Extraordinary item	—	—		—	1,758	(3)	—	—

Net earnings	3,327	11,559		12,884	9,796		1,006	13,580
Dividends on redeemable preference shares	—	6,381		5,957	5,191		1,191	—

Net earnings (loss) available for shareholders	$3,327	$5,178		$6,927	$4,605		$(185)	$13,580

Other Data:
Capital expenditures	$9,706	$13,358		$12,352	$7,184		$682	$11,518
Ratio of earnings to fixed charges (1)	1.27x	1.94x		1.84x	1.70x		1.26x	12.63x
Balance Sheet Data (end of period):
Working capital	$79,314	$90,570		$88,558	$93,013		$97,619	$120,940
Total assets	413,059	399,659		388,649	397,750		327,293	335,766
Total long-term debt, including current maturities	235,528	221,279		217,678	244,216		211,740	235,000
Redeemable preference shares	—	—	(4)	46,339	40,382		35,191	34,000
Total shareholders' equity	63,781	65,068	(4)	9,665	3,494		2,173	1,000

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

Overview

The Company is an international producer of value-added aluminum, steel, vinyl and fiberglass fabricated products, with facilities strategically located in the United Kingdom ("U.K."), The Netherlands, France and all major regions of the continental United States ("U.S."). Euramax's core products include specialty coated coils, aluminum recreational vehicle ("RV") sidewalls, RV doors, farm and agricultural panels, roofing accessories, metal and vinyl raincarrying systems, soffit and fascia systems, and vinyl replacement windows. The Company's customers include original equipment manufacturers ("OEMs") such as RV, commercial panel and transportation industry manufacturers; rural contractors; home centers; manufactured housing producers; distributors; industrial and architectural contractors; and home improvement contractors.

Financial results for the year ended December 29, 2000, compared to the year ended December 31, 1999, reflect a softening in demand in certain U.S. markets during the second half of the year, continued weakness of European currencies relative to the U.S. Dollar, and higher aluminum and freight costs. These conditions contributed to reduce operating earnings for the year ended December 29, 2000 to $34.1 million from $45.3 million for the year ended December 31, 1999. Approximately $2.9 million of this $11.2 million decrease was attributable to weakened European currencies relative to the Dollar. After two consecutive record years for shipments of RVs in the U.S., demand slowed in the second half of 2000. Net sales to the U.S. RV market in the second half of 2000 were off approximately 6.8% from the same period in the prior year. Total U.S. aluminum and steel shipments in the second half of 2000, measured by volume, were down from the same prior year period by approximately 3.0% and 17.0%, respectively. The increase in aluminum costs in 2000, as compared to 1999, were primarily the result of an increase in the average aluminum ingot spot price to $1,550 per metric tonne in 2000 compared to $1,364 per metric tonne in 1999.

Effective April 10, 2000, the Company, through its wholly owned subsidiary Amerimax Home Products, Inc., acquired substantially all of the assets and assumed certain liabilities of Gutter World, Inc. ("Gutter World") and Global Expanded Metals, Inc. ("Global"). Gutter World manufactures a variety of raincarrying accessories, including gutter and door guards, water diverters and downspout strainers. Global manufacturers expanded metal products.

Strategy

A discussion of the Company's business strategy is located in Item 1 "Business—Business Strategy."

While the Company's strategy includes identifying and acquiring businesses and assets that would enable it to offer complementary products and/or expand geographic coverage, there can be no assurance that additional acquisitions will be completed or that, if completed, such acquisitions would improve the overall profitability of the Company (see "Business—Risk Factors—Acquisition Strategy"). Additionally, there can be no assurance that the Company will experience similar general economic conditions that contributed to operating results for the year ended December 29, 2000.

Risk Management

The Company is exposed to market risk from changes in interest rates, exchange rates (primarily the Euro and British Pound Sterling) and commodity prices. From time to time, the Company enters into contracts for the purchase of aluminum and steel at market values in an attempt to assure a margin on specific customer orders. Historically, the Company has not engaged in extensive hedging activities intended to manage long-term risks relating to movements in market prices of steel and aluminum raw materials. However, from time to time, the Company may establish a maximum purchase price for varying quantities of future aluminum purchase requirements through the purchase of call options. Additionally, as part of a risk-management strategy to reduce the impact of exchange rate fluctuations and/or interest rate fluctuations, the Company has historically entered into currency agreements and interest rate agreements with major banking institutions. (See Item 7A "Quantitative and Qualitative Disclosures About Market Risk").

Approximately 52% of the Company's 2000 net sales were derived from sales of aluminum products. Compared to the cost of other raw materials used by the Company, the cost of aluminum is subject to a high degree of volatility caused by, among other items, the relationship of world aluminum supply to world aluminum demand. However, as a fabricator, Euramax is less exposed to fluctuations in aluminum prices. Historically, prices at which the Company sells aluminum products tend to fluctuate with corresponding changes in the prices paid to suppliers for aluminum raw materials. Supplier price increases, of normal amount and frequency, can generally be passed to customers within two to four months. Conversely, as aluminum prices decline, corresponding price reductions are typically passed on to customers within the same time frame. Accordingly, the Company's net sales and margins on aluminum products may fluctuate with little or no change in the volume of aluminum shipments.

The Company continually scrutinizes aluminum costs and adjusts its purchasing, inventory and sales programs accordingly. As noted above, from time to time, the Company enters into contracts for the purchase of aluminum and steel at market values in an attempt to assure a margin on specific customer orders. At times, high aluminum prices have led customers to use alternative products, including steel, vinyl and fiberglass. The Company believes that its ability to supply certain products manufactured from these alternatives provides it with a competitive advantage over competitors who do not offer these choices.

Results of Operations

See Note 1 to the Consolidated Financial Statements for a description of the basis of presentation of financial information.

The following table sets forth the Company's Consolidated Statements of Earnings Data expressed as a percentage of net sales:

	December 29, 2000	December 31, 1999	December 25, 1998
Statement of Earnings Data:	100.0%	100.0%	100.0%
Net sales
Costs and expenses:
Cost of goods sold	82.4%	80.4%	82.4%
Selling and general	9.1%	9.7%	8.1%
Depreciation and amortization	2.8%	2.3%	2.0%

Earnings from operations	5.7%	7.6%	7.5%
Interest expense, net	4.3%	3.7%	3.8%
Other (income) expense, net	(0.1)%	0.1%	(0.1)%

Earnings before income taxes	1.5%	3.8%	3.8%
Provision for income taxes	0.9%	1.9%	1.7%

Net earnings	0.6%	1.9%	2.1%

Year ended December 29, 2000 compared to the year ended December 31, 1999

The following table sets forth the Net Sales and Earnings from Operations data for the United States and Europe for the twelve months ended December 29, 2000 and December 31, 1999:

	Net Sales			Earnings from Operations
	December 29, 2000	December 31, 1999	Increase/ (decrease)	December 29, 2000	December 31, 1999	Increase/ (decrease)
	In thousands
United States	$399,538	$397,437	0.5%	$15,662	$27,799	(43.7)%
Europe	199,941	199,322	0.3%	18,443	17,516	5.3%

Totals	$599,479	$596,759	0.5%	$34,105	$45,315	(24.7)%

Net Sales.  Net sales increased 0.5% to $599.5 million for the year ended December 29, 2000, from $596.8 million for the year ended December 31, 1999. Sales in the U.S. increased primarily from increased sales to home centers, distributors and home improvement contractors resulting primarily from the second quarter acquisitions of Gutter World and Global (see Note 2 to the Consolidated Financial Statements), as well as the 1999 acquisition of Atlanta Metal Products, Inc. (see Note 2 to the Consolidated Financial Statements). These increases were offset by a decline in sales of steel roofing and siding to the manufactured housing and rural contractor markets. Additionally, after strong RV sales in the first half of the year, rising interest rates, rising fuel costs and lower consumer confidence had a negative impact on end-user demand resulting in net sales declining 2.9% for the year ended December 29, 2000 compared to the year ended December 31, 1999. The Company's U.S. subsidiaries are included in the U.S. Fabrication Segment (see Note 12 to the Consolidated Financial Statements).

Excluding a decline in reported net sales of approximately $23.8 million due to the weakening of foreign exchange rates relative to the U.S. Dollar, net sales in Europe for the year ended December 29, 2000 increased by 12.2%. Sales in the European Roll Coating Segment (see Note 12 to the Consolidated Financial Statements) increased primarily from strong demand for painted aluminum in Europe resulting from general economic conditions and a healthy European RV (caravan) market. Offsetting the increases within the European Roll Coating Segment were decreases in sales to the U.K. export markets resulting, in part, from the continued strength of the Pound Sterling relative to other European currencies.

Cost of goods sold.  Cost of goods sold, as a percentage of net sales, increased to 82.4% for the year ended December 29, 2000, from 80.4% for the year ended December 31, 1999. This increase is primarily attributable to an increase in raw material aluminum prices and freight costs compared to the same period in the prior year.

Selling and general.  Selling and general expenses, as a percentage of net sales, decreased to 9.1% for the year ended December 29, 2000, from 9.7% for the year ended December 31, 1999. This decrease is primarily attributable to lower levels of spending on incentive compensation, reduced professional fees relating to the Reorganization (see Note 1 to the Consolidated Financial Statements for information regarding the Reorganization), and reduced information technology expenses.

Depreciation and amortization.  Depreciation and amortization, as a percentage of net sales, was 2.8% for the year ended December 29, 2000, compared to 2.3% for the year ended December 31, 1999. This increase is primarily attributable to additional depreciation and amortization resulting from capital expenditures and business acquisitions.

Earnings from operations.  Earnings from operations in the U.S. decreased to $15.7 million for the year ended December 29, 2000, from $27.8 million for the year ended December 31, 1999. Earnings from operations in Europe increased to $18.4 million for the year ended December 29, 2000, from

$17.5 million for the year ended December 31, 1999. Earnings from operations in the U.S. were negatively impacted to a larger extent by higher raw material costs than were earnings in Europe, as historically, the U.S. operations are not able to pass raw material price increases to their customers as quickly as the European operations. Additionally, throughout 2000 there was significant market resistance in the U.S. to higher selling prices. The ability to pass along price increases at a quicker pace in Europe, together with strong European demand, enabled the increase in earnings from operations in Europe. This increase was achieved despite weakening European currencies, which reduced reported operating earnings by $2.9 million compared to the year ended December 31, 1999.

Interest expense, net.  Net interest expense increased to $25.9 million for the year ended December 29, 2000, from $21.8 million for the year ended December 31, 1999, primarily due to additional debt used in financing the Gutter World and Global Acquisition (see Note 2 to the Consolidated Financial Statements).

Other expenses, net.  Other expenses were not significant for the year ended December 29, 2000 and December 31, 1999.

Provision for income taxes.  The effective rate for the provision for income taxes was 63.0% for the year ended December 29, 2000 and 48.8% for the year ended December 31, 1999. The increase in the effective rate is primarily due to valuation allowances provided for U.S. state net operating losses.

Year ended December 31, 1999 compared to the year ended December 25, 1998

The following table sets forth the Net Sales and Earnings from Operations data for the United States and Europe for the twelve months ended December 31, 1999 and December 25, 1998:

	Net Sales			Earnings from Operations
	December 31, 1999	December 25, 1998	Increase/ (decrease)	December 31, 1999	December 25, 1998	Increase/ (decrease)
	In thousands
United States	$397,437	$398,115	(0.2)%	$27,799	$24,642	12.8%
Europe	199,322	218,104	(8.6)%	17,516	21,618	(19.0)%

Totals	$596,759	$616,219	(3.2)%	$45,315	$46,260	(2.0)%

Net Sales.  For the year ended December 31, 1999, as compared to the year ended December 25, 1998, sales in the U.S. benefited primarily from increases in sales to the distributor and home improvement contractor markets, while sales lagged in the manufactured housing and rural contractor markets. The favorable increase in sales to the distributor market is primarily attributable to the acquisition of AMP (see Note 2 to the Consolidated Financial Statements). The home improvement contractor market also experienced an increase in sales aided by an increase in the sale of vinyl windows. Net sales to the RV market were flat when compared to 1998 due to lower selling prices, although overall shipments to the RV market increased. Lower sales to the manufactured housing market contributed to the decrease in sales and were primarily the result of lower realized sales prices caused by competition for a declining number of manufactured homes produced with steel siding. The Company continues to explore opportunities to increase its offering of substitute materials to this market. The decline in sales is also attributable to lower sales to the rural contractor market, which is primarily due to a decline in sales to the confinement market resulting from increased federal and state legislation effecting the swine confinement market. The Company's U.S. subsidiaries are included in the U.S. Fabrication Segment (see Note 12 to the Consolidated Financial Statements).

Net sales in Europe for the year ended December 31, 1999, were approximately 8.6% lower than the year ended December 25, 1998. Approximately 35% of the decline reflects the weakening of the Pound Sterling, Dutch Guilder and French Franc relative to the U.S. Dollar. The balance of the decline relates primarily to a softer market for industrial consumers of aluminum and steel coil in the United Kingdom and continental Europe. Further, the strength of the Pound Sterling relative to other foreign currencies has restricted the Company's ability to competitively export, to continental Europe, products produced in the United Kingdom. In addition, net sales in both the U.S. and Europe declined due to lower aluminum prices in the first half of the year (see "Overview"). Offsetting the decline in sales to a variety of industrial consumers, 1999 sales to the RV (caravan) sector of the OEM market in The Netherlands increased. These factors resulted in a net decrease in sales in the European Roll Coating Segment (see Note 12 to the Consolidated Financial Statements).

Cost of goods sold.  Cost of goods sold, as a percentage of net sales, decreased 2.0% for the year ended December 31, 1999, to 80.4% in 1999 from 82.4% in 1998. This decrease is primarily attributable to operational improvements realized at the Helena, Arkansas paintline facility, and a decrease in the average raw material aluminum costs.

Selling and general.  Selling and general expenses, as a percentage of net sales, increased 1.6% for the year ended December 31, 1999, to 9.7% in 1999 from 8.1% in 1998. This increase is primarily attributable to lower net sales, professional fees related to the Reorganization, salary increases and information technology expenses. See Note 1 to the Consolidated Financial Statements for information regarding the Reorganization.

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

Liquidity and Capital Resources

Liquidity.  The Company's primary liquidity needs arise from debt service on indebtedness incurred in connection with the Acquisition, other acquisitions, and the funding of capital expenditures. As of December 29, 2000, the Company had outstanding indebtedness of $235.5 million, as compared to $221.3 million as of December 31, 1999. Included in such indebtedness at December 29, 2000, was approximately $100.5 million under the Credit Agreement, consisting of $62.0 million under the Term Loans and $38.5 million under the Revolving Credit Facility. The undrawn amount of the Revolving Credit Facility at December 29, 2000, was approximately $61.5 million, which was available for working capital and general corporate purposes, subject to borrowing base limitations. As of December 29, 2000, $54.3 million of the undrawn amount was available. During 2001, the Company is required to pay approximately $11.2 million in connection with the Excess Cash Flow Provision of the Credit Agreement, and intends to fund the payment from operating cash flows or through borrowings under the Revolving Credit Facility (see Note 6 to Consolidated Financial Statements).

The Credit Agreement requires the Company to maintain specified financial ratios and meet certain financial tests including a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) requirement, a minimum interest coverage and a maximum leverage ratio. While in compliance as of December 29, 2000 with these and other covenants and restrictions, the Company's financial performance in 2000, particularly the fourth quarter, increased the Company's risk of not complying with certain restrictive covenants at each measurement date for the year 2001. Accordingly, on March 22, 2001, the Credit Agreement was amended to, among other items, lower the minimum EBITDA requirement and the interest coverage ratio and raise the total leverage ratio. The Company anticipates that these changes will provide flexibility sufficient to prevent an event of default during 2001 resulting from a breach of restrictive covenants, although no assurance to that effect can be given.

Principal and interest payments under the Credit Agreement and interest payments on the Notes represent significant liquidity requirements for the Company. With respect to the $62.0 million of Term Loans, the Company must make principal payments totaling $13.4 million in 2001, $4.6 million in 2002, $11.0 million in 2003, $500.0 thousand in 2004, and $32.5 million in 2005. As of December 29, 2000, $11.2 million due on the Term Loans in 2001 under the Excess Cash Flow Provision were excluded from current maturities of long-term debt based on the Company's intent and ability to finance these payments through the use of its long-term Revolving Credit Facility. The Term Loans and the Revolving Credit Facility bear interest at floating rates. The Notes entitle the holders to an annual fixed interest rate of 11.25%. (See Note 6 to Consolidated Financial Statements.) Pursuant to a currency agreement in place until October 1, 2003, the Company pays a counterparty a fixed rate of interest of 12.72% on the notional 16.0 million Pounds Sterling value in exchange for receiving interest of 11.25% on the notional U.S. dollar value of $25.0 million.

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

The Company's primary source of liquidity is cash flows from operations, which are supplemented by borrowings under the Credit Agreement. Operations provided cash of $28.1 million in the year ended December 29, 2000, compared to $28.6 million in the year ended December 31, 1999, and $46.9 million for the year ended December 25, 1998. Operating cash flow for the year ended December 29, 2000 of $28.1 million, together with debt proceeds of $40.0 million and proceeds of $10.0 million from the termination of a currency agreement enabled the Company to acquire Gutter World and Global for approximately $45.6 million, make capital expenditures of approximately $9.7 million and pay net interest expense of $24.4 million in 2000. Operating cash flow for the year ended December 31, 1999 of $28.6 million and debt proceeds of $22.7 million enabled the Company to acquire Unimet, Color Clad and AMP for approximately $22.2 million, make capital expenditures of approximately $13.4 million and pay net interest expense of $21.6 million in 1999. Operating cash flow for the year ended December 25, 1998 of $46.9 million, together with proceeds of $7.6 million from the liquidation of the Dutch currency agreement (see Note 6 to the Consolidated Financial Statements), enabled the Company to reduce long-term indebtedness during 1998 by approximately $26.5 million and pay net interest expense of $23.2 million while increasing cash, net of cash overdrafts, by $16.1 million.

See Note 2 to the Consolidated Financial Statements for further information concerning acquisitions and divestitures.

The Company believes that cash generated from operations and, subject to borrowing base limitations, borrowings under the Credit Agreement will be adequate to meet its needs for the foreseeable future, although no assurance to that effect can be given.

Capital Expenditures.  In addition to meeting debt service requirements, operating cash flows have enabled the Company to invest in capital projects, which maintain manufacturing capabilities, enable compliance with laws and regulations and prepare Euramax for future growth. The Company's capital expenditures were $9.7 million, $13.4 million, and $12.4 million in the years ended December 29, 2000, December 31, 1999, and December 25, 1998, respectively. Capital expenditures in 2000, 1999, and 1998 include approximately $1.7 million, $4.5 million, and $3.6 million, respectively, for improvements to paint lines in Corby, England; Roermond, The Netherlands; and Helena, Arkansas. The paint lines are capital-intensive equipment, and will continue to require improvements and upgrades in 2001 and beyond to enhance their capabilities and efficiencies. The balance of capital expenditures in all periods primarily relates to purchases and upgrades of fabricating equipment, transportation and material moving equipment, and information systems. The Company expects that approximately $3.0 million to $4.0 million in capital expenditures are required annually to maintain existing equipment and facilities. While assurance cannot be given, management expects that capital spending in 2001 will also be devoted to projects that offer potential for internal growth through new products and existing products to new markets.

Working capital management.  Working capital was $79.3 million as of December 29, 2000, compared to $90.6 million as of December 31, 1999. The decrease in working capital is primarily related to an increase in accounts payable resulting from a focused effort to reduce working capital levels and a decrease in accounts receivable reflecting lower net sales in the fourth quarter of 2000.

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

Schedule for introduction of the Euro—Two of the Company's European subsidiaries are located in participating countries. One subsidiary has elected the option of continuing to account for its transactions in its legacy currency for the present. The other subsidiary began accounting for its transactions in Euros effective January 1, 2000, without incident. The Company, including subsidiaries located in both participating as well as non-participating countries, was able to transact business in the Euro as of January 1, 1999. This includes the ability to make and receive payments in the Euro, to invoice in the Euro, and to provide pricing in the Euro.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, subsequently amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (December 31, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current period earnings. The Company estimates that on January 1, 2001 it will need a net-of-tax cumulative effect type adjustment of $2.1 million (loss to earnings) to recognize at fair value all derivative instruments.

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

The Company has made and will continue to make capital expenditures to comply with Environmental Laws. Environmental capital expenditures for the years ended December 29, 2000 and December 31, 1999, were not significant. The Company spent approximately $1.0 million in 1998 on environmental capital projects. These expenditures were primarily related to environmental controls associated with coil coating facilities in Helena, Arkansas and Corby, England, and environmental controls associated with a paintline upgrade in Lancaster, Pennsylvania. The Company estimates that its environmental capital expenditures will be approximately $146.0 thousand in 2001.

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

The Company is exposed to market risk from changes in interest rates, exchange rates (primarily the Euro and British Pound Sterling) and commodity prices. At certain times, the Company enters into contracts for the purchase of aluminum and steel at market values in an attempt to assure a margin on specific customer orders. Historically, the Company has not engaged in extensive hedging activities intended to manage long-term risks relating to movements in market prices of steel and aluminum raw materials. However, the Company has purchased, and expects from time to time to continue to purchase, options to buy aluminum at a fixed price for a portion of its anticipated requirements. In addition, although approximately 33% of the Company's sales originated in Europe and were impacted by exchange rate fluctuations, the Company has not historically utilized derivatives to manage foreign currency exchange risks related to its European operations. However, in connection with the Company's risk-management strategy, the Company has historically entered into currency agreements and interest rate agreements with major banking institutions to manage the impact of foreign currency exchange rate fluctuations and/or interest rate fluctuations with respect to debt payments. The agreements are utilized as risk-management tools and not for trading purposes. Currency agreements involve exchanges of interest payments in differing currencies, but provide for the exchange of principal amounts at maturity. Interest rate agreements involve exchanges of interest payments at differing interest rates and cap the highest rate of interest to be paid on specified notional amounts of debt. The amounts of interest paid or received effectively limit the interest payment exposure of the Company's debt commitments. The fair value of the currency agreements and interest rate agreements are derived from valuation models based upon recognized financial principals and estimates about relevant future market conditions. The amounts exchanged are based upon the notional amounts of the currency agreements and interest rate agreements, as well as on the other terms of the agreements, which relate to interest payments and exchange rates. For detailed information on the terms and fair values of the Company's financial instruments and derivative instruments, see Note 6 to Consolidated Financial Statements.

Interest Rate Risk

This analysis presents the hypothetical loss in fair value and increase in interest expense of those financial instruments and derivative instruments held by the Company at December 29, 2000, which are sensitive to changes in interest rates. All other factors remaining unchanged, a hypothetical 10 percent increase in interest rates would decrease the fair value of the Company's fixed-rate, long-term debt outstanding at December 29, 2000, by approximately $6.7 million, based upon the use of a discounted cash flow model, as compared to a hypothetical decrease in fair value of approximately $7.0 million at December 31, 1999. A hypothetical 10 percent increase in interest rates for one year on the Company's variable rate financial instruments and derivative instruments would increase interest expense by approximately $919.0 thousand in 2001, as compared to a hypothetical increase in interest expense of approximately $580.9 thousand in 2000.

Foreign Currency Exchange Risk

This analysis presents the hypothetical increase in foreign exchange loss and increase in interest expense related to those financial instruments and derivative instruments held by the Company at December 29, 2000, which are sensitive to changes in foreign currency exchange risks. A hypothetical 10 percent decrease in foreign currency exchange rates would increase the Company's foreign exchange loss by approximately $844.2 thousand for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in foreign exchange loss of approximately $822.5 thousand for the year ended December 31, 1999. All other factors remaining unchanged, a hypothetical 10 percent increase in foreign currency exchange rates for one year would increase interest expense by approximately $497.3 thousand in 2001 for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in interest expense of approximately $795.2 thousand calculated in the prior year ended December 31, 1999. The decrease is primarily due to the termination of the Dutch Guilder foreign currency agreement (see Note 6 to the Consolidated Financial Statements).

Item 8. Financial Statements and Supplementary Data

Report of Independent Auditors

The Board of Directors and Shareholders,
Euramax International, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Euramax International, Inc., and subsidiaries as of December 29, 2000, and the related consolidated statements of earnings, changes in equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14 (a). These financial statements and 2000 schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and 2000 schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Euramax International, Inc. and subsidiaries at December 29, 2000, and the consolidated results of their operations and cash flows for the year ended December 29, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                          /s/ Ernst & Young LLP

Atlanta, Georgia
February 26, 2001

Report of Independent Accountants

To the Board of Directors and Shareholders,
Euramax International, Inc.

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14 (a) (1) present fairly, in all material respects, the financial position of Euramax International, Inc. and its subsidiaries at December 31, 1999 and December 25, 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and December 25, 1998 in conformity with generally accepted accounting principles accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia
February 22, 2000

Euramax International, Inc. and Subsidiaries
Consolidated Statements of Earnings

	For the year ended December 29, 2000	For the year ended December 31, 1999	For the year ended December 25, 1998
	Thousands of U.S. Dollars
Net sales	$599,479	$596,759	$616,219
Costs and expenses:
Cost of goods sold	494,330	479,730	507,752
Selling and general	54,475	57,986	49,881
Depreciation and amortization	16,569	13,728	12,326

Earnings from operations	34,105	45,315	46,260
Interest expense, net	(25,870)	(21,806)	(23,647)
Other income (expense), net	763	(933)	524

Earnings before income taxes	8,998	22,576	23,137
Provision for income taxes	5,671	11,017	10,253

Net earnings	3,327	11,559	12,884
Dividends on redeemable preference shares	—	6,381	5,957

Net earnings available for common shareholders	$3,327	$5,178	$6,927

The accompanying notes are an integral part of these consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 29, 2000	December 31, 1999
	Thousands of U.S. Dollars (except share data)
ASSETS
Current assets:
Cash and equivalents	$8,134	$13,385
Accounts receivable, less allowance for doubtful accounts (2000—$2,973; 1999—$2,934)	73,721	80,087
Inventories	81,215	82,499
Deferred income taxes	2,677	2,518
Other current assets	2,144	1,753

Total current assets	167,891	180,242
Property, plant and equipment, net	119,218	120,409
Goodwill, net of accumulated amortization (2000—$11,895; 1999—$7,730)	113,324	82,587
Deferred income taxes	5,615	6,638
Other assets	7,011	9,783

	$413,059	$399,659

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdrafts	$1,709	$2,009
Accounts payable	57,975	49,682
Accrued expenses	14,579	23,261
Accrued interest payable	4,030	3,815
Income taxes payable	7,981	4,276
Deferred income taxes	56	393
Current maturities of long-term debt	2,247	6,236

Total current liabilities	88,577	89,672
Long-term debt, less current maturities	233,281	215,043
Commitments and contingencies	—	—
Deferred income taxes	16,952	20,689
Other liabilities	10,468	9,187

Total liabilities	349,278	334,591

Shareholders' equity:
Class A common stock—$1.00 par value; 600,000 shares authorized, 455,673.11 issued and 445,822.44 outstanding	456	456
Class B convertible common stock—$1.00 par value; 600,000 shares authorized, 44,346.80 issued and outstanding	44	44
Additional paid-in capital	53,220	53,220
Common stock in treasury, at cost—9,850.67 shares	(1,581)	—
Retained earnings	19,852	16,525
Accumulated other comprehensive loss	(8,210)	(5,177)

Total shareholders' equity	63,781	65,068

	$413,059	$399,659

The accompanying notes are an integral part of these consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity

	Common Stock	Additional Paid-in Capital	Ordinary and Non-voting Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
	Thousands of U.S. Dollars
Balance at December 26, 1997	—	—	1,000	—	4,420	(1,926)	3,494

Comprehensive income:
Net earnings for 1998	—	—	—	—	12,884	—	12,884
Foreign currency translation adjustment	—	—	—	—	—	1,655	1,655
Minimum pension liability	—	—	—	—	—	(2,411)	(2,411)

Comprehensive income							12,128

Dividends accrued on redeemable preference shares	—	—	—	—	(5,957)	—	(5,957)

Balance at December 25, 1998	—	—	1,000	—	11,347	(2,682)	9,665

Comprehensive income:
Net earnings for 1999	—	—	—	—	11,559	—	11,559
Foreign currency translation adjustment	—	—	—	—	—	(4,480)	(4,480)
Minimum pension liability	—	—	—	—	—	1,985	1,985

Comprehensive income							9,064

Dividends accrued on redeemable preference shares	—	—	—	—	(6,381)	—	(6,381)
Cancel dividends accrued on redeemable preference shares	—	18,720	—	—	—	—	18,720
Cancel shares of Euramax International
Limited	—	—	(1,000)	—	—	—	(1,000)
Issue shares of Euramax International, Inc. pursuant to the Reorganization	500	34,500	—	—	—	—	35,000

Balance at December 31, 1999	500	53,220	—	—	16,525	(5,177)	65,068

Comprehensive income:
Net earnings for 2000	—	—	—	—	3,327	—	3,327
Foreign currency translation adjustment	—	—	—	—	—	(1,444)	(1,444)
Minimum pension liability	—	—	—	—	—	(1,589)	(1,589)

Comprehensive income							294

Repurchase of common stock	—	—	—	(1,581)	—	—	(1,581)

Balance at December 29, 2000	$500	$53,220	$—	$(1,581)	$19,852	$(8,210)	$63,781

The accompanying notes are an integral part of these consolidated financial statements.

Euramax International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the year ended December 29, 2000	For the year ended December 31, 1999	For the year ended December 25, 1998
	Thousands of U.S. Dollars
Cash flows from operating activities:
Net earnings	$3,327	$11,559	$12,884
Reconciliation of net earnings to net cash provided by operating activites:
Depreciation and amortization	16,569	13,728	12,326
Amortization of deferred financing fees	1,182	1,080	1,126
Provision for doubtful accounts	542	283	697
Gain on sale of assets	(1,108)	(146)	(103)
Deferred income taxes	(305)	3,977	3,540
Changes in operating assets and liabilities (excluding acquisitions):
Accounts receivable	5,542	491	(3,650)
Inventories	1,922	(6,260)	13,266
Other current assets	(426)	(534)	755
Accounts payable and other current liabilities	(485)	(37)	5,843
Income taxes payable	4,174	1,395	1,839
Other noncurrent assets and liabilities	(2,847)	3,070	(1,662)

Net cash provided by operating activities	28,087	28,606	46,861

Cash flows from investing activities:
Proceeds from sale of assets	409	706	618
Purchases of businesses	(45,777)	(22,161)	—
Capital expenditures	(9,706)	(13,358)	(12,352)

Net cash used in investing activities	(55,074)	(34,813)	(11,734)

Cash flows from financing activities:
Changes in cash overdrafts	(301)	496	(9,957)
Net (repayments) borrowings on revolving credit facility	(18,928)	22,703	(10,071)
Repayment of long-term debt	(6,463)	(18,535)	(16,443)
Proceeds from long-term debt	40,000	—	—
Proceeds from settlement of currency agreements	10,020	—	7,580
Deferred financing fees	(1,000)	—	—
Purchases of treasury stock	(1,581)	—	—

Net cash provided by (used in) financing activities	21,747	4,664	(28,891)

Effect of exchange rate changes on cash	(11)	(4,116)	(106)

Net (decrease) increase in cash and equivalents	(5,251)	(5,659)	6,130
Cash and equivalents at beginning of period	13,385	19,044	12,914

Cash and equivalents at end of period	$8,134	$13,385	$19,044

Noncash financing and investing activities:
Euramax International Limited cancelled 34,000,000 preference shares, 1,000,000 ordinary shares and accrued preference dividends of $18,720	$—	$53,720	$—
Euramax International, Inc. issued 50,001,992 shares common stock to former Euramax International Limited shareholders	$—	$500	$—
Dividends accrued on redeemable preference shares	$—	$6,381	$5,957
Payable for certain non-compete agreements associated with purchase of business	$—	$500	$—
Supplemental cash flow information:
Income taxes paid, net	$3,238	$7,029	$5,860
Interest paid, net	$24,394	$21,601	$23,206

The accompanying notes are an integral part of these consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of U.S. Dollars except share data)

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

Per share data has not been presented since such data provides no useful information as the shares of the Company are closely held.

2. Acquisitions and Divestitures:

On April 10, 2000 (the "Acquisition Date"), the Company's wholly owned subsidiary Amerimax Home Products, Inc. acquired substantially all of the assets and assumed certain liabilities of Gutter World, Inc. and Global Expanded Metals, Inc., companies under common control, ("Gutter World" and "Global", respectively) (the "Gutter World and Global Acquisition"). The purchase price, including approximately $372.2 thousand in acquisition-related fees and expenses, was approximately $45.6 million in cash, plus the assumption of approximately $2.6 million of liabilities. These companies manufacture raincarrying accessories, such as gutter guards, water diverters and downspout strainers, as well as door guards sold primarily to home centers and expanded metal products. The results of operations of Gutter World and Global are included in the Consolidated Statement of Earnings from the Acquisition Date.

The Gutter World and Global Acquisition was financed through borrowings of approximately $5.6 million under the Revolving Credit Facility and $40.0 million under the Term Loans (defined in Note 6). Such borrowings were available under the Credit Agreement which was amended to provide additional Term Loans of $40.0 million (see Note 6). The Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed with the remainder allocated to goodwill, which is being amortized over 20 years.

The following unaudited pro forma data present the results of operations for the year ended December 29, 2000 and December 31, 1999, as though the Gutter World and Global Acquisition had been completed on the first day of the fiscal year, and assume that there are no other changes in operations of the Company. Such pro forma information includes adjustments to interest expense; changes in amortization of goodwill relating to the allocation of the purchase price; elimination of the effect of transactions between Gutter World and a Euramax subsidiary and between Gutter World and Global; and the income tax effect related to these items. The pro forma results are not necessarily indicative of the financial results that might have occurred had the Gutter World and Global Acquisition actually taken place on the first day of the fiscal year or of the future results of operations. Certain Financial Statements and Exhibits for the Gutter World and Global Acquisition can be found in the Company's Current Report on Form 8-K, filed April 24, 2000.

	Year ended December 29, 2000	Year ended December 31, 1999
Net sales	$608,172	$619,943
Earnings before income taxes	10,566	21,416
Net earnings	4,283	10,851

On February 5, 1999, the Company's wholly owned subsidiary Amerimax Home Products, Inc. purchased certain assets related to the building materials business of Unimet Manufacturing, Inc. ("Unimet") for approximately $3.3 million, including transaction expenses of approximately $135.4 thousand. Approximately $2.8 million was paid in cash. The remaining purchase price of $500.0 thousand, representing consideration for certain non-compete agreements, is being paid in equal installments over five years.

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

The Unimet, Color Clad and AMP acquisitions were financed through borrowings under the Revolving Credit Facility (defined in Note 6). Such borrowings were available under the Credit Agreement, which was amended April 6, 1999 (see Note 6). In addition, the purchase prices of the above acquisitions have been allocated to the acquired assets and liabilities based upon their estimated fair market values at the acquisition dates under the purchase method of accounting, with the remainder allocated to goodwill. Goodwill is being amortized over periods ranging from 20 to 30 years.

3. Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company operates on a 52 or 53 week fiscal year ending on the last Friday in December. The Company's fiscal years consisted of 52 weeks, 53 weeks and 52 weeks for the years ended December 29, 2000, December 31, 1999 and December 25, 1998, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that may affect the reported amounts of certain assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and the differences could be material.

Cash and Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents. Certain cash overdrafts of the Company have been netted with positive cash balances held with the same financial institutions.

Inventories

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out ("FIFO") method.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Repairs and maintenance costs are generally expensed unless they extend the useful lives of assets. Depreciation and amortization of property, plant and equipment is computed principally on the straight-line method over the estimated useful lives of the assets ranging from 5 to 10 years for equipment and 25 years for buildings. Gains or losses related to the disposition of property, plant and equipment are charged to other income or expense when incurred. Also, when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, management assesses whether there has been a permanent impairment in the value of the asset by comparing the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition to the carrying amount of the asset. If the expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized.

Goodwill

Goodwill is amortized on a straight-line basis over periods ranging from 20 to 30 years. The Company periodically reviews the amortization period to determine if events and circumstances warrant revised estimates of the useful lives. The factors considered by management in the assessment include operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors. As appropriate, management assesses whether there has been a permanent impairment in the value of goodwill by comparing anticipated undiscounted future cash flows from operating activities with the carrying value of goodwill. If the carrying value of goodwill were to exceed the anticipated undiscounted future cash flows from operating activities, an impairment charge would be recorded equal to the excess of the net carrying value over the fair value of the goodwill.

Financial Instruments and Risk Management

In connection with the Company's risk-management strategy, the Company enters into currency agreements and interest rate agreements for other than trading purposes with major financial institutions to reduce the impact of exchange rate fluctuations and/or interest rate fluctuations related to debt payments. Currency agreements involve exchanges of interest payments in differing currencies, and provide for the exchange of principal amounts at maturity. Interest rate agreements involve exchanges of interest payments at differing interest rates and caps the highest rate of interest to be paid on specified notional amounts of debt. The fair value of the currency agreements and interest rate agreements are derived from valuation models based upon recognized financial principals and estimates about relevant future market conditions (see Note 6). Amounts of interest to be paid or received are included in interest expense on an accrual basis, as they effectively limit the interest payment exposure of the Company's debt commitments. The amounts exchanged are based upon the notional amounts of the currency agreements and interest rate agreements, as well as on the other terms of the agreements, which relate to interest payments and exchange rates. Cash flows from the currency agreements and interest rate agreements are recognized in the statement of cash flows in the same category as that of the hedged item.

The Company also may, from time to time, establish a maximum purchase price for varying quantities of future aluminum purchase requirements through the purchase of call options. Amounts paid or received on settlement of call options, including the cost to purchase the options, are recognized as a component of the related inventory transaction and included in cost of goods sold, when the inventory is sold. At December 29, 2000, the fair value of the Company's call options were $277.5 thousand.

The Company would be exposed to credit-related losses in the event of nonperformance by the counterparties that issued the currency agreements, interest rate agreements and call options. The Company does not expect that counterparties to the currency agreements, interest rate agreements and call options will fail to meet their obligations, given their high credit ratings. The Company generally does not receive collateral on currency agreements, interest rate agreements or call options due to the credit rating of its counterparties, however, the Company provides collateral when required by its counterparties.

Deferral (hedge) accounting is applied only if the derivative reduces the risk of the underlying hedged item and is designated at inception as a hedge with respect to the hedged item. Additionally, changes in the fair value of the derivative are expected to be inversely correlated to the changes in the fair value of the hedged item. Derivatives are measured for effectiveness both at inception and on an ongoing basis. If a derivative instrument ceases to meet the criteria for deferral or settlement accounting, any subsequent gains and losses are currently recognized in income. Should an agreement be terminated while the underlying remains outstanding, the gain or loss would be deferred and amortized over the remaining life of the underlying. The agreements have been designated as hedges, and are closely monitored to ensure that correlation with the underlying hedged items exists to such a degree that they substantially offset.

The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms except for the 11.25% Senior Subordinated Notes, which are measured at the quoted market rate (see Note 6).

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and equivalents and trade accounts receivable. The fair value of these financial instruments approximates book value at December 29, 2000 and December 31, 1999. The Company places its cash and equivalents with high credit quality institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit; however, the Company believes that its credit risk exposure is not significant due to the high credit quality of the institutions. The Company routinely assesses the financial strength of its customers, and generally does not require collateral. Also, due to the large number of customers and the widely dispersed geographic areas in which the Company's businesses operate, the Company believes that its trade accounts receivable credit risk exposure is not significant.

Revenue Recognition

The Company generally recognizes revenue when title passes to the customer. Title to goods typically passes when delivered to the customer by company truck, or when shipped, if by common carrier.

Shipping and Handling Costs

The Company classifies all freight-out charges as cost of goods sold.

Translation of Foreign Currencies

Assets and liabilities of non-U.S. subsidiaries are translated to U.S. Dollars at the rate of exchange in effect on the balance sheet date; income and expenses are translated to U.S. Dollars at the weighted average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions are included in results of operations. The foreign currency transaction gains (losses) recorded in selling and general expenses were not significant for the years ended December 29, 2000, December 31, 1999 and December 25, 1998.

Comprehensive Income

Total comprehensive income and the components of accumulated other comprehensive income are presented in the Consolidated Statements of Changes in Equity. There were no tax effects related to the foreign currency translation adjustment component of other comprehensive loss for any year presented because the earnings of the subsidiaries are considered to be permanently invested (See Note 8). The tax effects related to the minimum pension liability component of other comprehensive income (loss) were $632.7 thousand for the year ended December 29, 2000, $209.4 thousand for the year ended December 31, 1999 and $1.6 million for the year ended December 25, 1998.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as subsequently amended by SFAS 137 and SFAS 138, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (December 28, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings. The Company estimates that on January 1, 2001 it will need a net-of-tax cumulative effect type adjustment of $2.1 million (loss to earnings) to recognize at fair value all derivative instruments.

Reclassifications

Certain reclassifications have been made to prior years' financial statements to conform with the 2000 presentation.

4. Inventories:

Inventories were comprised of:

	December 29, 2000	December 31, 1999
Raw materials	$58,101	$57,146
Work in process	9,067	11,708
Finished products	14,047	13,645

	$81,215	$82,499

5. Property, Plant and Equipment:

Components of property, plant and equipment were as follows:

	December 29, 2000	December 31, 1999
Land and improvements	$9,099	$9,294
Buildings	43,009	43,577
Machinery and equipment	103,498	93,751

	155,606	146,622
Less accumulated depreciation	(40,399)	(29,914)

	115,207	116,708
Construction in progress	4,011	3,701

	$119,218	$120,409

Depreciation expense was $12.0 million, $10.6 million, and $9.7 million for the years ended December 29, 2000, December 31, 1999, and December 25, 1998, respectively.

6. Long-Term Obligations:

Long-term obligations consisted of the following:

	December 29, 2000	December 31, 1999
Credit Agreement:
Revolving Credit Facility	$38,522	$57,600
Term Loans	62,006	28,679
11.25% Senior Subordinated Notes due 2006	135,000	135,000

	235,528	221,279
Less current portion	(2,247)	(6,236)

	$233,281	$215,043

The Company has outstanding borrowings under a credit agreement (the "Credit Agreement") consisting of term loans (the "Term Loans") and a revolving credit facility (the "Revolving Credit Facility"), a portion of which is available for letters of credit and swing loans.

The Term Loans consist of the following facilities:

	December 29, 2000	December 31, 1999
Pound Sterling	$1,696	$2,531
U.S. Dollar—Tranche A	—	5,204
U.S. Dollar—Tranche B	5,042	5,042
U.S. Dollar—Tranche C	15,568	15,902
U.S. Dollar—Tranche D	39,700	—

	$62,006	$28,679

Effective April 10, 2000, the Company amended its Credit Agreement to, among other things, permit the acquisition of Gutter World and Global; provide an additional term loan of $40.0 million; and permanently waive the 1999 Excess Cash Flow payment provision (as defined in the Credit Agreement).

Loans under the Revolving Credit Facility are made, at the election of the Company, in U.S. Dollars, Euros and/or Pounds Sterling. All borrowings under the Term Loans and the Revolving Credit Facility are repaid in the currency in which the loan is made.

Outstanding loans under the Pound Sterling facility must be repaid by June 30, 2001. Outstanding loans under the Revolving Credit Facility must be repaid by June 30, 2002; provided, however, that subject to the consent of the lenders under the Revolving Credit Facility, the Company will have the option to extend the final maturity date on the Revolving Credit Facility to June 2004. Outstanding loans under the Tranche C Facility must be repaid by March 31, 2003. Outstanding loans under the Tranche B Facility must be repaid by June 30, 2003. Outstanding loans under the Tranche D Facility must be repaid by June 30, 2005.

The terms of the Credit Agreement require an additional payment on the Company's outstanding Term Loans on an annual basis based upon the Company's excess cash flows ("Excess Cash Flow Provision," as defined in the Credit Agreement). Based on the Company's cash flows for the year ended December 29, 2000, the payment required under the Excess Cash Flow Provision is estimated to be approximately $11.2 million. For the year ended December 31, 1999, the payment required under the Excess Cash Flow Provision was $736.5 thousand, which payment was permanently waived effective April 10, 2000, in accordance with the amendment to the Credit Facility previously discussed. As of

December 29, 2000 and December 31, 1999, respectively, neither of the respective payments required under the Excess Cash Flow Provision were included in current maturities of long-term debt based on the Company's intent and ability to finance these payments through the use of its long-term Revolving Credit Facility.

Through December 29, 2000, at the option of the Company, the interest rates applicable to the loans under the Credit Agreement were based upon a Base Rate or a Eurocurrency Rate (both as defined), plus their respective margins. The Credit Agreement provides for variable rate margins, determined quarterly, based upon the Company's ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to total debt. The maximum and minimum base rate margins are 2.25% and 0.25%, respectively. The maximum and minimum Eurocurrency rate margins are 3.25% and 1.25%, respectively. At December 29, 2000, the interest rate payable under the Revolving Credit Facility averaged 7.839%, the interest rate on the Tranche B and Tranche C Facilities averaged 9.076%, the interest rate on the Pound Sterling Facility averaged 7.813%, and the interest rate on the Tranche D Facility averaged 9.250%. On June 2, 1998, the Company entered into an interest rate agreement to cap the highest rate of interest to be paid on the first $75.0 million of LIBOR based borrowings by the Company at 9.5%. The agreement provides for the Company to exchange floating U.S. LIBOR interest rates, on a notional amount of $75.0 million of U.S. Dollar indebtedness, for a floating rate tied to a historically less volatile index. The agreement expires June 2, 2003. The net cash amounts paid or received on the agreement are accrued and recognized as an adjustment to interest expense. At December 29, 2000, the Company was a floating rate payor of 7.3747% and received a floating rate of 6.715% on the notional amount of $75.0 million. At December 29, 2000, the fair value of the interest rate agreement was a loss approximating $1.9 million.

As of December 29, 2000, an undrawn amount of $61.5 million remained under the Revolving Credit Facility of which $54.3 million was available. The Company is subject to a commitment fee on a quarterly basis equal to 0.50% of the unused portion of the Revolving Credit Facility. During 2000, debt decreased $2.8 million due to fluctuations in the foreign exchange rates, as compared to a decrease of $567.7 thousand during 1999.

The Credit Agreement, as amended, contains certain covenants and restrictions on actions by the Company and its subsidiaries, including certain restrictions on the payment of cash dividends. As of December 29, 2000, substantially all of the Company's retained earnings are restricted and unavailable for dividend. In addition, the Credit Agreement requires the Company to meet certain financial tests, including minimum fixed charge coverage ratio, minimum interest coverage ratio, maximum leverage ratio, minimum EBITDA requirements and maximum amounts of capital expenditures. The Company is in compliance as of December 29, 2000 with these and other covenants and restrictions.

The Company was outstanding $135.0 million in 11.25% Senior Subordinated Notes (the "Notes") due 2006. Interest on the Notes is payable semiannually in arrears on April 1 and October 1 of each year. The Notes may be redeemed at the option of the Company, in whole or in part, at any time on or after October 1, 2001, under the conditions as specified in the note indenture plus accrued and unpaid interest to the redemption date, at the following redemption prices:

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

Future maturities of long-term obligations as of December 29, 2000 are as follows:

2001	$2,247
2002	54,318
2003	10,950
2004	500
2005	32,513
Thereafter	135,000

$235,528

The Notes are guaranteed on a senior subordinated basis by Euramax International, Inc., Amerimax Fabricated Products, Inc., Euramax International Holdings Limited and Euramax Continental Limited. The borrowings under the Credit Agreement are guaranteed by the Company and all of its subsidiaries, other than its French subsidiaries. Substantially all assets of the Company are pledged as collateral against the borrowings under the Credit Agreement.

To facilitate the payment of interest and repayment of the notes issued by the Dutch and U.K. holding companies, on September 25, 1996, the Company entered into two currency agreements ("Dutch Guilder swap" and "Pound Sterling swap") with a major financial institution. The agreements provide for exchanges of interest payments in Dutch Guilders and Pounds Sterling for U.S. Dollars on April 1, and October 1 of each year, and provide for exchanges of principal amounts at maturity on October 1, 2003. In a series of transactions completed on August 7, 1998, the Company sold its interest in the Dutch Guilder swap whereby the Company was to receive $50.0 million in exchange for 85.1 million Dutch Guilders on October 1, 2003. Proceeds from the sale approximated $7.6 million and were used to reduce long-term indebtedness. The net gain on the sale was not material. Concurrent with the sale, the Company entered into a new currency agreement ("New Dutch Guilder Swap") requiring the Company to exchange 75.0 million Dutch Guilders for $37.5 million. On October 20, 2000, the New Dutch Guilder Swap was terminated. Proceeds from the termination approximated $10.0 million and were used to reduce long-term indebtedness. The net gain on the sale of the swap was $1.2 million. The Pound Sterling swap requires the Company to exchange 16.0 million Pounds Sterling for $25.0 million at maturity on October 1, 2003. The Company pays the counterparty a fixed rate of interest of 12.72% on the notional Pounds Sterling value in exchange for receiving interest of 11.25% on the notional U.S. dollar value. At December 29, 2000, the fair value of the Pound Sterling swap was $417.0 thousand.

The fair value of the Company's long-term debt is estimated based on the current rates offered to the Company for debt of similar terms and maturities except for the Notes which are measured at the quoted market rate. The fair value of the Notes was $108.0 million at December 29, 2000. The fair values of other long-term debt approximates the carrying value at December 29, 2000.

7. Capital Structure:

Common Stock

In connection with the Reorganization described in Note 1, the Company authorized the issuance of 60,000,000 shares of stock consisting of: (i) 55,000,000 shares of Class A voting common stock, par value one cent ($0.01) per share; and (ii) 5,000,000 shares of Class B convertible restricted voting common stock, par value one cent ($0.01) per share. Of the total authorized shares of stock, the Company issued 45,567,312 shares of Class A voting common stock and 4,434,680 shares of Class B convertible restricted voting common stock, for a total of 50,001,992 shares of common stock. Effective October 31, 2000, the stockholders of Euramax International, Inc. authorized the amendment of the Company's certificate of incorporation to reduce the aggregate number of outstanding shares of common stock. In addition, the stockholders authorized the reduction of the number of outstanding shares of common stock pursuant to a reverse stock split. Accordingly, the Company's certificate of incorporation was amended to revise the number of authorized shares from 60,000,000 shares to 1,200,000 shares consisting of (i) 600,000 shares of Class A voting common stock, par value of one dollar ($1.00) per share, and (ii) 600,000 shares of Class B convertible restricted voting common stock, par value of one dollar ($1.00) per share. Further, the Company effected a 100 to 1 reverse split of its outstanding common stock such that one hundred outstanding shares of common stock were converted into one share of common stock.

As of December 29, 2000, the Company had 455,673.11 issued and 445,822.44 outstanding shares of common stock with a par value of one dollar ($1.00) per share. Except with respect to voting rights, all shares of Class A and Class B convertible common stock are identical in all respects and entitle the holders thereof to the same rights, preferences and privileges, and are subject to the same qualifications, limitations and restrictions, all as described in the Company's Certificate of Incorporation. The Credit Agreement contains certain restrictions on the payment of cash dividends.

The holders of Class A common stock are entitled to one vote per share on all matters voted on by the Company's stockholders, and the holders of Class B convertible common stock are generally entitled to one vote per ten (10) shares held on any matters to be voted on the by the Company's stockholders, with exceptions as noted in the Company's Certificate of Incorporation. In addition, each share of Class B convertible common stock may be converted at any time into one share of Class A common stock at the option of the holder.

Preference and Ordinary Shares

In connection with the Acquisition described in Note 1, Euramax International Limited issued the equivalent of 34,000,000 shares of redeemable preference shares as follows: 33,925,000 preference shares with a stated value of $1 per share, and 50,000 sterling preference shares with a stated value of 1 British Pound Sterling per share. In addition, Euramax International Limited issued 1,000,000 ordinary shares as follows: 911,520 ordinary shares with a stated value of $1 per share and 88,480 non-voting ordinary shares with a stated value of $1 per share. In connection with the Reorganization described in Note 1, all ordinary and preference shares, including accrued but unpaid dividends, were cancelled in exchange for common stock.

8. Income Taxes:

The provisions for income taxes are comprised of the following:

	Year ended December 29, 2000	Year ended December 31, 1999	Year ended December 25, 1998
Current:
U.S. Federal	$—	$2,497	$1,336
Non-U.S.	5,699	3,973	5,127
State	277	570	250

	5,976	7,040	6,713

Deferred:
U.S. Federal	$(67)	$3,738	$2,706
Non-U.S.	(793)	414	327
State	555	(175)	507

	(305)	3,977	3,540

	$5,671	$11,017	$10,253

The U.S. and non-U.S. components of earnings (loss) before income taxes and extraordinary item are as follows:

	Year ended December 29, 2000	Year ended December 31, 1999	Year ended December 25, 1998
U.S.	$(3,387)	$14,407	$10,542
Non-U.S.	12,385	8,169	12,595

	$8,998	$22,576	$23,137

Reconciliation of the differences between income taxes computed at the U.S. Federal statutory tax rate and the Company's income tax provision follows:

	Year ended December 29, 2000	Year ended December 31, 1999	Year ended December 25, 1998
Tax at U.S. Federal statutory rate	$3,149	$7,989	$8,098
State income taxes, net of U.S. Federal income tax benefit	(121)	659	439
Non-U.S. taxes, net	142	199	81
Reorganization costs	—	893	—
Other permanent differences (primarily goodwill amortization)	1,526	1,173	1,063
Other, net	975	104	572

	$5,671	$11,017	$10,253

At December 29, 2000 and December 31, 1999, the combined tax-effected temporary differences are as follows:

	Asset (Liability)
	December 29, 2000	December 31, 1999
Accrued expenses	$2,385	$1,037
Allowance for doubtful accounts	245	164
Book versus tax basis of inventory	(9)	924

Current, net	2,621	2,125

Book versus tax basis of depreciable assets	(18,173)	(17,721)
Net operating losses	9,609	6,149
Accrued pension liability	(42)	209
Valuation allowance	(1,632)	(582)
Other	(1,099)	(2,106)

Noncurrent, net	(11,337)	(14,051)

Total, net	$(8,716)	$(11,926)

The earnings of non-U.S. subsidiaries are considered to be permanently invested. Any tax amounts owed as a result of the recovery of taxable temporary differences attributable to such investments would not be material. In addition, an acquired subsidiary has U.S. operating tax loss carryforwards of approximately $21.4 million which are available to offset future taxable income and taxes. The tax carryforward benefits begin to expire in 2010. Internal Revenue Service code section 382 imposes an annual limitation of approximately $4.0 million for the Fabral net operating loss. The Company believes that this limitation will not affect its ability to utilize the net operating losses prior to expiration. In addition, the Company has certain state and other NOL carryforwards.

9. Employee Retirement Plans:

The Company maintains a variety of retirement plans as follows:

U.S. Plans:

Defined Benefit:

The Company maintains a non-contributory defined benefit pension plan covering substantially all U.S. hourly employees.

The following table sets forth the reconciliations of the projected benefit obligation and plan assets, the funded status of the plan and the amounts recognized in the Company's consolidated balance sheets:

	Year ended December 29, 2000	Year ended December 31, 1999
Change in benefit obligation
Projected benefit obligation at beginning of year	$1,401	$1,077
Service cost	308	375
Interest cost	107	90
Plan amendments	20	56
Actuarial loss	(32)	(125)
Benefits paid	(100)	(72)

Projected benefit obligation at end of year	$1,704	$1,401

Accumulated benefit obligation	$1,704	$1,401

Change in plan assets
Fair value of plan assets at beginning of year	$1,005	$325
Actual return on plan assets	(40)	71
Employer contributions	683	681
Benefits paid	(100)	(72)

Fair value of plan assets at end of year	$1,548	$1,005

Funded status	$(156)	$(396)
Unrecognized actuarial loss	206	91
Unrecognized prior service cost	237	237

Net amount recognized	$287	$(68)

Amounts recognized in the consolidated balance sheets
Accrued pension liability	$(156)	$(396)
Intangible asset	237	237
Accumulated other comprehensive loss	206	91

Net amount recognized	$287	$(68)

Weighted average assumptions used in the accounting for the plan include:

	December 29, 2000	December 31, 1999	December 25, 1998
Weighted-average assumptions
Discount rate	7.75%	7.75%	6.50%
Rate of compensation increases	n/a	n/a	n/a
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%

Net periodic pension costs for the plan include the following components:

	Year ended December 29, 2000	Year ended December 31, 1999	Year ended December 25, 1998
Components of net periodic pension cost
Service cost	$308	$375	$295
Interest cost	107	90	46
Expected return on assets	(107)	(51)	(14)
Amortization of prior service cost	20	18	15
Recognized net actuarial loss	—	25	5

Net periodic pension cost	$328	$457	$347

Defined Contribution:

The Company maintains three defined contribution retirement and savings plans, which also allow the employees to contribute a percentage of their pretax and/or after-tax income in accordance with specified guidelines. The Company matches a certain percentage of employee pre-tax contributions up to certain limits. Further, the plans provide for discretionary contributions by the Company based on years of service and age. The Company's expense for the years ended December 29, 2000, December 31, 1999, and December 25, 1998, was approximately $1.0 million, $1.4 million, and $1.2 million, respectively.

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

9. Employee Retirement Plans (continued):

The following table sets forth the reconciliations of the projected benefit obligations and plan assets, the funded status of the U.K. Plan and amounts recognized in the Company's consolidated balance sheets:

	Year ended December 29, 2000	Year ended December 31, 1999
Change in benefit obligation
Projected benefit obligation at beginning of year	$16,514	$16,910
Service cost	935	882
Interest cost	951	967
Employee contributions	253	259
Actuarial loss	(53)	(1,310)
Benefits paid	(490)	(640)
Special termination benefits	—	23
Currency translation adjustment	(1,275)	(577)

Projected benefit obligation at end of year	$16,835	$16,514

Accumulated benefit obligation at end of year	$16,835	$16,514

Change in plan assets
Fair value of plan assets at beginning of year	$14,240	$11,836
Actual return on plan assets	(1,029)	2,419
Employer contributions	1,174	833
Employee contributions	253	259
Benefits paid	(490)	(640)
Administrative expenses	(149)	(57)
Currency translation adjustment	(1,073)	(410)

Fair value of plan assets at end of year	$12,926	$14,240

Funded status	$(3,909)	$(2,274)
Unrecognized actuarial net loss	3,149	1,127

Net amount recognized	$(760)	$(1,147)

Amounts recognized in the consolidated balance sheets
Accrued pension liability	$(3,909)	$(2,274)
Accumulated other comprehensive loss	3,149	1,127

Net amount recognized	$(760)	$(1,147)

Weighted average assumptions used in the accounting for the U.K. plan include:

	December 29, 2000	December 31, 1999	December 25, 1998
Weighted-average assumptions
Discount rate	6.25%	6.25%	6.00%
Rate of compensation increases	3.50%	3.75%	3.50%
Expected long-term rate of return on plan assets	7.50%	7.50%	8.75%

Net periodic pension cost for the U.K. Plan includes the following components:

	Year ended December 29, 2000	Year ended December 31, 1999	Year ended December 25, 1998
Components of net periodic pension cost
Service cost	$935	$882	$754
Interest cost	951	967	873
Expected return on assets	(1,017)	(856)	(915)
Recognized net gain	—	210	(1)

Net periodic pension cost	$869	$1,203	$711

Supplemental Executive Retirement Plan:

The Company has a supplemental retirement plan for members of management. At December 29, 2000 and December 31, 1999, the accrued liability for future benefits under the plan was $730.0 thousand and $1.4 million, respectively. Benefits expense for the plan totaled $65.2 thousand, $119.0 thousand and $77.7 thousand in 2000, 1999 and 1998, respectively.

10. Incentive Plans:

Incentive Compensation Plan

The Company has an incentive compensation plan that covers key employees. The costs of the plan are computed in accordance with a formula that incorporates EBITDA (defined in Note 6) and return on average net assets. Costs of the plan for the years ended December 29, 2000, December 31, 1999, and December 25, 1998, were approximately $420.2 thousand, $2.6 million, and $2.2 million, respectively.

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

The Plan provides for one-time awards of phantom shares to selected participants. A phantom share is a unit equal to 4% of the equity value of the Company, as defined by the Plan, divided by 40,000 (the maximum number of phantom shares that may be awarded to participants under the Plan). A phantom share entitles the participant to receive compensation equal to the value of a phantom share when fully vested, minus the value of a phantom share at the date of grant, all as defined by the Plan. On January 1, 1999, 36,000 of the phantom shares were granted, of which 29,442 shares and 31,153 shares remain outstanding as of December 29, 2000 and December 31, 1999, respectively. Compensation expense accrues in the period from the date of grant to the date fully vested, adjusted for changes in the value of the phantom shares. No amounts have been recorded during fiscal years 2000 or 1999 in connection with the Plan because the value of a phantom share as of December 29, 2000 and December 31, 1999 were less than the value on the date of grant. The awards become fully vested on the earlier of a change in control; a listing; the death, disability or retirement of the participant; or December 31, 2003. Compensation will be paid out in four equal payments during the first quarter of

2004 through 2007, unless there is a change in control; a listing; or the death, disability or retirement of the participant; in which case the compensation will be paid out sooner.

11. Commitments and Contingencies:

Minimum commitments under long-term noncancelable operating leases, principally for operating and office facilities, totaled $15.6 million at December 29, 2000 were as follows:

2001	$4,787
2002	3,927
2003	2,576
2004	1,766
2005	601
Thereafter	1,930

$15,587

Rent expense amounted to $5.7 million, $6.4 million and $6.3 million for the years ended December 29, 2000, December 31, 1999 and December 25, 1998, respectively.

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

The Company has been named as a defendant in lawsuits or as a potentially responsible party in state and Federal administrative and judicial proceedings seeking contribution for costs associated with the investigation, analysis, correction and remediation of environmental conditions at various hazardous waste disposal sites. The Company continues to monitor these actions and proceedings and to vigorously defend both its own interests as well as the interests of its affiliates. The Company's ultimate liability in connection with present and future environmental claims will depend on many factors, including its volumetric share of the waste at a given site, the remedial action required, the total cost of remediation, and the financial viability and participation of the other entities that also sent waste to the site. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes or adjusts its reserve for its projected share of these costs. Based upon current law and information known to the Company concerning the size of the sites known to it, anticipated costs, their years of operations and the number of other potentially responsible parties, Management believes that the Company's potential share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses are not material. In addition, the Company establishes reserves for remedial measures required from time to time at its own facilities. Management believes that the reasonably probable outcomes of these matters will not materially exceed established reserves and will not have a material impact on the future financial position, net earnings or cash flows of the Company. The Company's reserves, expenditures and expenses for all environmental exposures were not significant for any of the dates or periods presented.

In connection with the Acquisition referred to in Note 1, the Company was indemnified by Alumax for substantially all of its costs, if any, related to environmental matters for occurrences arising prior to the closing date of the Acquisition during the period of time it was owned directly or indirectly by Alumax. Such indemnification includes costs that may ultimately be incurred to contribute to the remediation of certain specified existing National Priorities List ("NPL") sites for which the Company had been named a potentially responsible party under the federal Comprehensive Environmental Response, Compensation, and Liability Information System ("CERCLA") as of the closing date of the Acquisition, as well as certain potential costs for sites listed on state hazardous cleanup lists. With respect to all other environmental matters, Alumax's obligations are limited to $125.0 million. However, notwithstanding the indemnity, the Company does not believe that it has any significant probable liability for environmental claims. Further, the Company believes it to be unlikely that the Company would be required to bear environmental costs in excess of its pro rata share of such costs as a potentially responsible party at any site.

12. Segment Information:

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

The Company is organized primarily on the basis of seven operating subsidiaries. Two of the subsidiaries have been aggregated into the "European roll coating" segment, the three U.S. subsidiaries have been aggregated into the "U.S. fabrication" segment, and two of the European subsidiaries have been aggregated into the "European fabrication" segment. The table below presents information about reported segments for the fiscal years ended December 29, 2000, December 31, 1999, and December 25, 1998:

	Year ended December 29, 2000	Year ended December 31, 1999	Year ended December 25, 1998
Sales
European Roll Coating	$144,266	$140,075	$163,000
U.S. Fabrication	399,538	397,437	398,115
European Fabrication	58,991	62,022	64,780

Total segment sales	602,795	599,534	625,895
Eliminations	(3,316)	(2,775)	(9,676)

Consolidated net sales	$599,479	$596,759	$616,219

EBITDA
European Roll Coating	$19,492	$20,185	$23,116
U.S. Fabrication	25,698	35,294	33,138
European Fabrication	7,110	8,042	7,882

Total EBITDA for reportable segments	$52,300	$63,521	$64,136
Expenses that are not segment specific	(863)	(5,411)	(5,026)
Depreciation and amortization	(16,569)	(13,728)	(12,326)
Interest expense, net	(25,870)	(21,806)	(23,647)

Consolidated net earnings before income taxes	$8,998	$22,576	$23,137

Segment assets are not included in the above table because asset information is not reported by segment in the information reviewed by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance.

The following table reflects revenues from external customers by groups of similar products for the years ended December 29, 2000, December 31, 1999, and December 25, 1998:

Customers/Markets	Primary Products	Year ended December 29, 2000	Year ended December 31, 1999	Year ended December 25, 1998
Original Equipment Manufacturers ("OEMs")	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; RV doors, windows and roofing; and composite building panels	$265,806	$262,733	$280,996
Rural Contractors siding	Steel and aluminum roofing and	115,197	121,612	125,709
Home Centers	Raincarrying systems, roofing accessories, windows, doors and shower enclosures	96,773	87,452	88,736
Manufactured Housing	Steel siding and trim components	34,514	49,566	56,076
Distributors	Metal coils, raincarrying systems and roofing accessories	34,814	28,842	23,416
Industrial and Architectural Contractors	Standing seam panels and siding and roofing accessories	19,401	20,480	20,951
Home Improvement Contractors	Vinyl replacement windows; metal coils, raincarrying systems; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings	32,974	26,074	20,335

		$599,479	$596,759	$616,219

The following table reflects sales and long-lived asset information by geographic area as of and for the years ended December 29, 2000, December 31, 1999, and December 25, 1998:

	Sales
	Year ended December 29, 2000	Year ended December 31, 1999	Year ended December 25, 1998
Unites States	$399,536	$397,437	$398,116
The Netherlands	86,324	78,117	92,654
United Kingdom	85,392	93,632	94,636
Other non-U.S.	28,227	27,573	30,813

	$599,479	$596,759	$616,219

	Long-Lived Assets
	Year ended December 29, 2000	Year ended December 31, 1999
Unites States	$59,893	$55,333
The Netherlands	20,587	21,786
United Kingdom	31,193	35,923
Other non-U.S.	7,545	7,367

	$119,218	$120,409

Non-U.S. revenue is based on the country in which the legal subsidiary is domiciled. The Company's largest customer accounted for 10.1% of 2000 net sales. This customer is included in the Company's U.S. Fabrication segment. As of December 29, 2000, this customer had an outstanding trade receivable balance of $4.2 million. No other customer represented greater than ten percent of the Company's revenues in any period presented.

13. Supplemental Consolidated Financial Statements:

As described in Note 1, on September 25, 1996, Euramax purchased the Company from Alumax. As further described in Note 6, the Acquisition was financed, in part, through the Notes. Euramax International Limited, Euramax European Holdings Limited and Euramax European Holdings B.V. are co-obligors under the Notes (the "Co-Obligors"). As discussed in Note 1, Euramax International, Inc., the new U.S. parent of the group, has provided a full and unconditional guarantee of the Notes ("Parent Guarantor"). In addition, Amerimax Holdings, Inc., Amerimax Fabricated Products, Inc., Euramax International Holdings Limited and Euramax Continental Limited, holding company subsidiaries of Euramax, have provided full and unconditional guarantees of the Notes (collectively, the "Guarantor Subsidiaries"). The following supplemental condensed combining financial statements as of December 29, 2000 and December 31, 1999, and for the years ended December 29, 2000, December 31, 1999 and December 25, 1998 reflect the financial position, results of operations, and cash flows of each of the Parent Guarantor, the Co-Obligors, and such combined information of the Guarantor Subsidiaries and the non-guarantor subsidiaries, principally the operating subsidiaries, (collectively, the "Non-Guarantor Subsidiaries"). The Co-Obligors and Guarantors are wholly-owned subsidiaries of Euramax and are each jointly, severally, fully, and unconditionally liable under the Notes. Separate complete financial statements of each Co-Obligor and Guarantor are not presented because management has determined that they are not material to investors.

	Year ended December 29, 2000
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$—	$—	$—	$599,479	$—	$599,479
Costs and expenses:
Cost of goods sold	—	—	—	—	389	493,941	—	494,330
Selling and general	1,515	496	—	—	(918)	53,382	—	54,475
Depreciation and amortization	—	—	—	—	364	16,205	—	16,569

Earnings (loss) from operations	(1,515)	(496)	—	—	165	35,951	—	34,105
Equity in earnings of subsidiaries	6,102	7,848	45	13,746	16,931	—	(44,672)	—
Interest expense, net	(2,106)	(99)	(420)	(490)	(1,730)	(21,025)	—	(25,870)
Other income (expense), net	—	65	(2,152)	(6,178)	(262)	9,290	—	763

Earnings (loss) before income taxes	2,481	7,318	(2,527)	7,078	15,104	24,216	(44,672)	8,998
Provision (benefit) for income taxes	(846)	(159)	(745)	(2,302)	(376)	10,099	—	5,671

Net earnings (loss)	$3,327	$7,477	$(1,782)	$9,380	$15,480	$14,117	$(44,672)	$3,327

	Year ended December 31, 1999
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$—	$—	$—	$596,759	$—	$596,759
Costs and expenses:
Cost of goods sold	—	—	—	—	—	479,730	—	479,730
Selling and general	102	4,387	—	1	(471)	53,967	—	57,986
Depreciation and amortization	—	—	—	—	106	13,622	—	13,728

Earnings (loss) from operations	(102)	(4,387)	—	(1)	365	49,440	—	45,315
Equity in earnings of subsidiaries	—	14,892	915	10,908	7,974	—	(34,689)	—
Interest expense, net	—	(4)	(132)	(355)	(178)	(21,137)	—	(21,806)
Other income (expense), net	—	(12)	(951)	(5,481)	(27)	5,538	—	(933)

Earnings (loss) before income taxes	(102)	10,489	(168)	5,071	8,134	33,841	(34,689)	22,576
Provision (benefit) for income taxes	160	(1,332)	(319)	(2,016)	788	13,736	—	11,017

Net earnings (loss)	(262)	11,821	151	7,087	7,346	20,105	(34,689)	11,559
Dividends on redeemable preference shares	—	6,381	—	—	—	—	—	6,381

Net earnings (loss) available for shareholders	$(262)	$5,440	$151	$7,087	$7,346	$20,105	$(34,689)	$5,178

	Year ended December 25, 1998
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$—	$—	$—	$616,219	$—	$616,219
Costs and expenses:
Cost of goods sold	—	—	—	—	—	507,752	—	507,752
Selling and general	—	2,764	—	—	33	47,084	—	49,881
Depreciation and amortization	—	—	—	—	71	12,255	—	12,326

Earnings (loss) from operations	—	(2,764)	—	—	(104)	49,128	—	46,260
Equity in earnings of subsidiaries	—	14,778	2,797	5,567	6,756	—	(29,898)	—
Interest expense, net	—	—	(778)	(489)	(1,499)	(20,881)	—	(23,647)
Other income (expense), net	—	—	(39)	2,050	1	(1,488)	—	524

Earnings before income taxes	—	12,014	1,980	7,128	5,154	26,759	(29,898)	23,137
Provision (benefit) for income taxes	—	(870)	(260)	621	(589)	11,351	—	10,253

Net earnings (loss)	—	12,884	2,240	6,507	5,743	15,408	(29,898)	12,884
Dividends on redeemable preference shares	—	5,957	—	—	—	—	—	5,957

Net earnings available for shareholders	$—	$6,927	$2,240	$6,507	$5,743	$15,408	$(29,898)	$6,927

	As of December 29, 2000
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$—	$—	$—	$—	$27	$8,107	$—	$8,134
Accounts receivable, net	1	31	—	—	63	73,626	—	73,721
Inventories	—	—	—	—	—	81,215	—	81,215
Deferred income taxes	26	—	—	—	—	2,651	—	2,677
Other current assets	100	—	—	—	1,271	773	—	2,144

Total current assets	127	31	—	—	1,361	166,372	—	167,891
Property, plant and equipment, net	—	—	—	—	109	119,109	—	119,218
Amounts due from affiliates	99,126	77,700	46,240	11,522	333,649	150,246	(718,483)	—
Goodwill, net	—	—	—	—	8,083	105,241	—	113,324
Investment in consolidated subsidiaries	121,120	23,411	(11,534)	23,711	156,754	—	(313,462)	—
Deferred income taxes	—	169	—	—	13	5,433	—	5,615
Other assets	—	1,931	499	524	1,119	2,938	—	7,011

	$220,373	$103,242	$35,205	$35,757	$501,088	$549,339	$(1,031,945)	$413,059

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$—	$—	$(186)	$1,895	$—	$1,709
Accounts payable	—	—	—	—	148	57,827	—	57,975
Accrued expenses	68	38	—	—	1,251	13,222		14,579
Accrued interest payable	722	1,986	822	324	84	92	—	4,030
Income taxes payabale	—	(1,607)	(2,090)	755	(886)	11,809	—	7,981
Deferred income taxes	—	—	—	—	56	—	—	56
Current maturities of long-term debt	—	—	—	—	551	1,696	—	2,247

Total current liabilities	790	417	(1,268)	1,079	1,018	86,541	—	88,577
Long-term debt, less current maturities	37,216	70,605	27,179	—	65,517	32,764	—	233,281
Amounts due to affiliates	120,090	15,168	14,634	7,343	285,305	275,943	(718,483)	—
Deferred income taxes	(2,430)	—	—	—	490	18,892	—	16,952
Other liabilities	—	—	—	—	945	9,523	—	10,468

Total liabilities	155,666	86,190	40,545	8,422	353,275	423,663	(718,483)	349,278

Shareholders'equity:
Class A common stock—$.01 par value; 600,000 shares authorized, 455,673.11 issued and 445,822.44 outstanding	456	2	78	23	35,001	6,835	(41,939)	456
Class B common convertible stock—$.01 par value; 600,000 shares authorized, 44,346.80 issued and outstanding	44	—	—	—	—	—	—	44
Additional paid-in capital	65,218	20,726	6,922	9,077	174,855	157,574	(381,152)	53,220
Treasury stock	(1,581)	—	—	—	—	—	—	(1,581)
Retained earnings (deficit)	3,065	3,471	(10,544)	22,538	(58,495)	(25,719)	85,536	19,852
Dividends declared	—	—	—	—	—	(6,485)	6,485	—
Accumulated other comprehensive loss	(2,495)	(7,147)	(1,796)	(4,303)	(3,548)	(6,529)	17,608	(8,210)

Total shareholders' equity	64,707	17,052	(5,340)	27,335	147,813	125,676	(313,462)	63,781

	$220,373	$103,242	$35,205	$35,757	$501,088	$549,339	$(1,031,945)	$413,059

	As of December 31, 1999
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$—	$—	$—	$—	$1,537	$11,848	$—	$13,385
Accounts receivable, net	—	103	—	—	1,354	78,630	—	80,087
Inventories	—	—	—	—	2,622	79,877	—	82,499
Deferred income taxes	—	—	—	—	1,012	1,506	—	2,518
Other current assets	—	—	—	—	455	1,298	—	1,753

Total current assets	—	103	—	—	6,980	173,159	—	180,242
Property, plant and equipment, net	—	—	—	—	5,603	114,806	—	120,409
Amounts due from affiliates	76,535	81,757	46,846	49,743	345,507	141,423	(741,811)	—
Goodwill, net	—	—	—	—	8,368	74,219	—	82,587
Investment in consolidated subsidiaries	117,490	17,918	(10,829)	17,360	98,088	—	(240,027)	—
Deferred income taxes	—	—	—	—	—	6,638	—	6,638
Other assets	—	2,267	635	658	1,691	4,532	—	9,783

	$194,025	$102,045	$36,652	$67,761	$466,237	$514,777	$(981,838)	$399,659

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$—	$—	$(2,030)	$4,039	$—	$2,009
Accounts payable	2	—	—	—	230	49,450	—	49,682
Accrued expenses	—	1,447	—	—	2,566	19,248	—	23,261
Accrued interest payable	—	—	884	837	1,945	149	—	3,815
Income taxes payabale	(340)	(2,219)	(1,479)	3,258	(3,195)	8,251	—	4,276
Deferred income taxes	—	—	—	—	—	393	—	393
Current maturities of long-term debt	—	—	—	—	5,540	696	—	6,236

Total current liabilities	(338)	(772)	(595)	4,095	5,056	82,226	—	89,672
Long-term debt, less current maturities	—	70,605	27,179	37,216	45,568	34,475	—	215,043
Amounts due to affiliates	126,739	19,861	12,275	7,571	279,293	296,072	(741,811)	—
Deferred income taxes	2,203	421	—	—	(374)	18,439	—	20,689
Other liabilities	—	—	—	—	1,021	8,166	—	9,187

Total liabilities	128,604	90,115	38,859	48,882	330,564	439,378	(741,811)	334,591

Shareholders'equity:
Class A common stock—$.01 par value; 600,000 shares authorized, 455,673.11 issued and 445,822.44 outstanding	456	2	78	23	35,001	4,983	(40,087)	456
Class B common convertible stock—$.01 par value; 600,000 shares authorized, 44,346.80 issued and outstanding	44	—	—	—	—	—	—	44
Additional paid-in capital	65,218	20,726	6,922	9,077	174,855	114,412	(337,990)	53,220
Retained earnings (deficit)	(262)	16,787	4,170	20,049	(46,325)	(14,760)	36,866	16,525
Dividends declared	—	(20,793)	(12,932)	(6,891)	(27,650)	(25,076)	93,342	—
Accumulated other comprehensive loss	(35)	(4,792)	(445)	(3,379)	(208)	(4,160)	7,842	(5,177)

Total shareholders' equity	65,421	11,930	(2,207)	18,879	135,673	75,399	(240,027)	65,068

	$194,025	$102,045	$36,652	$67,761	$466,237	$514,777	$(981,838)	$399,659

	Year ended December 29, 2000
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Cash flows from operating activities:
Net earnings (loss)	$3,327	$7,477	$(1,782)	$9,380	$15,480	$14,117	$(44,672)	$3,327
Reconciliation of net earnings to cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	—	364	16,205	—	16,569
Amortization of deferred financing fees	—	236	88	89	435	334	—	1,182
Provision for doubtful accounts	—	—	—	—	—	542	—	542
Foreign exchange (gain) loss	—	—	2,152	6,178	—	(8,330)	—
Gain on sale of assets	—	—	—	—	—	(1,108)	—	(1,108)
Deferred income taxes	(846)	—	—	—	257	284	—	(305)
Dividends received	—	—	—	6,485	—	—	(6,485)	—
Equity in earnings of subsidiaries	(6,102)	(7,848)	(45)	(13,746)	(16,931)	—	44,672	—
Changes in operating assets and liabilities	(2,786)	771	(2,881)	(2,699)	9,254	6,221	—	7,880

Net cash (used in) provided by operating activities	(6,407)	636	(2,468)	5,687	8,859	28,265	(6,485)	28,087

Cash flows from investing activites:
Proceeds from sale of assets	—	—	—	—	—	409	—	409
Purchases of businesses	—	—	—	—	—	(45,777)	—	(45,777)
Capital expenditures	—	—	—	—	(28)	(9,678)	—	(9,706)

Net cash used in investing activities	—	—	—	—	(28)	(55,046)	—	(55,074)

Cash flows from financing activities:
Changes in cash overdrafts	—	—	—	—	1,845	(2,146)	—	(301)
Net (repayment) borrowings on revolving credit facility	—	—	—	—	(19,200)	272	—	(18,928)
Repayment of long-term debt	—	—	—	—	(5,839)	(624)	—	(6,463)
Proceeds from long-term debt	37,216	—	—	(37,216)	40,000	—	—	40,000
Dividends paid	—	—	—	—	—	(6,485)	6,485	—
Proceeds from settlement of currency agreements	—	—	—	—	—	10,020	—	10,020
Deferred financing fees	—	—	—	—	—	(1,000)	—	(1,000)
Purchases of treasury stock	(1,581)	—	—	—	—	—	—	(1,581)
Change in paid-in-capital	—	—	—	—	(45,015)	45,015	—	—
Due to/from parent affiliate	(29,228)	(636)	356	34,608	17,868	(22,968)	—	—

Net cash provided by (used in) financing activities	6,407	(636)	356	(2,608)	(10,341)	22,084	6,485	21,747

Effect of exchange rate changes on cash	—	—	2,112	(3,079)	—	956	—	(11)

Net decrease in cash and equivalents	—	—	—	—	(1,510)	(3,741)	—	(5,251)
Cash and equivalents at beginning of period	—	—	—	—	1,537	11,848		13,385

Cash and equivalents at end of period	$—	$—	$—	$—	$27	$8,107	—	$8,134

Supplemental cash flow information:
Income taxes paid, net	—	—	—	2,965	(520)	793	—	3,238
Interest paid, net	—	—	3,367	3,051	15,671	2,305	—	24,394

	Year ended December 31, 1999
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Cash flows from operating activities:
Net earnings (loss)	$(262)	$11,821	$151	$7,087	$7,346	$20,105	$(34,689)	$11,559
Reconciliation of net earnings to cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	—	105	13,623	—	13,728
Amortization of deferred financing fees	—	237	94	104	435	210	—	1,080
Provision for doubtful accounts	—	—	—	—	—	283	—	283
Gain on sale of assets	—	—	—	—	—	(146)	—	(146)
Foreign exchange loss (gain)	—	—	951	5,481	—	(5,703)	—	729
Deferred income taxes	(200)	—	—	—	261	3,916	—	3,977
Dividends received	20,759	19,823	13,902	11,174	27,684	—	(93,342)	—
Equity in earnings of subsidiaries	—	(14,892)	(915)	(10,908)	(7,974)	—	34,689	—
Changes in operating assets and liabilities	2,064	(547)	(311)	2,451	(5,958)	(303)	—	(2,604)

Net cash provided by operating activities	22,361	16,442	13,872	15,389	21,899	31,985	(93,342)	28,606

Cash flows from investing activites:
Proceeds from sale of assets	—	—	—	—	1	705	—	706
Purchases of businesses	—	—	—	—	(15,561)	(6,600)	—	(22,161)
Capital expenditures	—	—	—	—	(43)	(13,315)	—	(13,358)

Net cash used in investing activities	—	—	—	—	(15,603)	(19,210)	—	(34,813)

Cash flows from financing activities:
Changes in cash overdrafts	—	—	—	—	1,746	(1,250)	—	496
Net (repayment) borrowings on revolving credit facility	—	—	—	—	2,000	20,703	—	22,703
Repayment of long-term debt	—	—	—	—	(9,182)	(9,353)	—	(18,535)
Contributed capital from reorganization	(72,565)	—	—	—	72,565	—	—	—
Dividends paid	—	(20,793)	(12,932)	(6,891)	(27,650)	(25,076)	93,342	—
Due to/from parent or affiliate	50,204	4,351	(930)	(8,496)	(44,213)	(916)	—	—

Net cash used in financing activities	(22,361)	(16,442)	(13,862)	(15,387)	(4,734)	(15,892)	93,342	4,664

Effect of exchange rate changes on cash	—	—	(10)	(2)	(37)	(4,067)	—	(4,116)

Net increase (decrease) in cash and equivalents	—	—	—	—	1,525	(7,184)	—	(5,659)
Cash and equivalents at beginning of period	—	—	—	—	12	19,032	—	19,044

Cash and equivalents at end of period	$—	$—	$—	$—	$1,537	$11,848	$—	$13,385

	Year ended December 31, 1999
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Noncash financing and investing activities:
Euramax International Limited cancelled 34,000,000 preference shares, 1,000,000 ordinary shares, and accrued preference dividends of $18,720	$—	$53,720	$—	$—	$—	$—	$—	$53,720
Euramax International, Inc. issued 50,001,992 shares common stock to former Euramax International Limited shareholders	$500	$—	$—	$—	$—	$—	$—	$500
Dividends accrued on redeemable preference shares	$—	$6,381	$—	$—	$—	$—	$—	$6,381
Payable for certain non-compete agreements associated with purchase of business	$—	$—	$—	$—	$—	$500	$—	$500
Supplemental cash flow information:
Income taxes paid (refunded), net	$—	$—	$—	$—	$7,082	$(53)	$—	$7,029
Interest paid, net	$—	$4	$3,572	$3,521	$13,633	$871	$—	$21,601

	Year ended December 25, 1998
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Cash flows from operating activities:
Net earnings	$—	$12,884	$2,240	$6,507	$5,743	$15,408	$(29,898)	$12,884
Reconciliation of net earnings to cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	—	71	12,255	—	12,326
Amortization of deferred financing fees	—	237	97	108	468	216		1,126
Provision for doubtful accounts	—	—	—	—	—	697	—	697
Gain on sale of assets	—	—	—	—	—	(103)	—	(103)
Foreign exchange loss (gain)	—	—	39	(2,050)	—	1,730	—	(281)
Deferred income taxes	—	—	—	—	1,453	2,087	—	3,540
Equity in earnings of subsidiaries	—	(14,778)	(2,797)	(5,567)	(6,756)	—	29,898	—
Changes in operating assets and liabilities	—	(2,588)	(697)	(4,324)	(1,297)	25,578	—	16,672

Net cash (used in) provided by operating activities	—	(4,245)	(1,118)	(5,326)	(318)	57,868	—	46,861

Cash flows from investing activites:
Proceeds from sale of assets	—	—	—	—	—	618	—	618
Capital expenditures	—	—	—	—	(115)	(12,237)	—	(12,352)

Net cash used in investing activities	—	—	—	—	(115)	(11,619)	—	(11,734)

Cash flows from financing activities:
Changes in cash overdrafts	—	—	—	—	(3,778)	(6,179)	—	(9,957)
Net (repayment) borrowings on revolving credit facility	—	—	—	—	(5,000)	(5,071)		(10,071)
Repayment of long-term debt	—	—	—	—	(8,924)	(7,519)	—	(16,443)
Proceeds from settlement of currency agreements	—	—	—	—	—	7,580	—	7,580
Due to/from parent or affiliate	—	4,245	1,067	5,186	17,858	(28,356)	—	—

Net cash provided by (used in) financing activities	—	4,245	1,067	5,186	156	(39,545)	—	(28,891)

Effect of exchange rate changes on cash	—	—	51	140	—	(297)	—	(106)

Net increase (decrease) in cash and equivalents	—	—	—	—	(277)	6,407	—	6,130
Cash and equivalents at beginning of period	—	—	—	—	289	12,625	—	12,914

Cash and equivalents at end of period	$—	$—	$—	$—	$12	$19,032	$—	$19,044

Noncash financing and investing activities:
Dividends accrued on redeemable preference shares	$—	$5,957	$—	$—	$—	$—	$—	$5,957
Supplemental cash flow information:
Income taxes paid, net	$—	$—	$—	$2,532	$453	$2,875	$—	$5,860
Interest paid, net	$—	$—	$3,687	$3,107	$14,173	$2,239	$—	$23,206

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

See the Company's Current Report on Form 8-K, dated September 8, 2000, reporting a change in its independent auditors.

Part III

Item 10. Directors, Executive Officers and Key Management

The following sets forth certain information with respect to the persons who are members of the Board of Directors, executive officers and key management of the Company and its subsidiaries.

Name	Age	Position
J. David Smith	52	Chief Executive Officer, President and Director
Mitchell B. Lewis	38	Executive Vice President and Corporate Business Development Director
Neil E. Bashore	52	Executive Vice President
R. Scott Vansant	38	Vice President, Secretary and Chief Financial Officer
Scott R. Anderson	38	President—Amerimax Building Products, Inc.
Dudley Rowe	42	President—Amerimax Home Products, Inc.
Jo Cuypers	60	Managing Director—Euramax Coated Products B.V.
Roger A. Walters	59	Managing Director—Euramax Coated Products Limited
David C. Pugh	51	Managing Director—Ellbee Limited
Aloyse Wagener	53	Managing Director—Euramax Industries S.A.
Nick E. Dowd	43	President—Fabral, Inc.
Stuart M. Wallis	55	Director, Non-executive Chairman
Joseph M. Silvestri	39	Director
Richard M. Cashin	47	Director
Ronald A. Collins	29	Director
Rolly van Rappard	39	Director
Paul E. Drack	73	Director

J. David Smith has been Chief Executive Officer and a Director of the Company since September 1996. Mr. Smith's career in the fabricated products industry spans twenty-nine years, starting with various operational responsibilities with Howmet Aluminum Corp. ("Howmet Aluminum"). In 1983, Mr. Smith joined Alumax as General Manager of the Building Specialties Division and became President of Alumax Home and Specialty Products Group in 1988. Mr. Smith became President of Amerimax Fabricated Products in 1990 and was appointed a Vice President of Alumax in 1994.

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

Aloyse R. Wagener joined Euramax Industries S.A. in July 1992 as Managing Director. From 1989 to 1992, Mr. Wagener was Managing Director of Para-Press in Luxembourg. Prior to 1989, Mr. Wagener held several positions with Para-Press, including Purchasing Director and Sales Director.

David C. Pugh has been Managing Director of Ellbee Limited since 1996. Prior to the Acquisition, Mr. Pugh held several positions with Alumax, including Sales Director and Production Director of Ellbee Limited.

Nick E. Dowd became President of Fabral, Inc. in July 2000. Mr. Dowd served as Controller of Amerimax Building Products, Inc. from 1998 to 2000. Prior to 1998, Mr. Dowd served as Divisional President and General Manager for Waste Management, Inc.

Stuart M. Wallis became a director of the Company and non-executive chairman of the Board of Directors in February 1997. Mr. Wallis served as Chief Executive for Fisons plc from 1994 to 1995. From 1989 to 1995, Mr. Wallis served as Chief Executive in Europe for Bowater plc.

Joseph M. Silvestri has been a director of the Company since its inception. Mr. Silvestri has been employed by Citicorp Venture Capital, Ltd. since 1990 and has been a Vice President since 1995. Mr. Silvestri is a director of Delco Remy, MacDermid, ISG Resources, Frozen Specialties, and Triumph Group.

Richard M. Cashin became a director of the Company upon consummation of the Transactions. Mr. Cashin has been employed by Citicorp Venture Capital, Ltd. since 1980 and has been a Managing Director since 1991. Mr. Cashin is a director of Levitz Furniture Incorporated, Lifestyle Furnishings International, and Titan Wheel International Inc.

Ronald A. Collins became a director of the Company in November 2000. Mr. Collins has been employed by CVC Capital Partners, Ltd. since 1999, and is currently an Investment Director. Mr. Collins is a director of Kalle Nalo.

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

See "Item 13. Certain Relationships and Related Transactions—Shareholders Agreement and Articles of Association" below for more information on agreements regarding election of directors. Mr. van Rappard and Mr. Anderson are nominees of CVC European Equity Partners, L.P. Mr. Cashin and Mr. Silvestri are nominees of Citicorp Venture Capital, Ltd.

Item 11. Executive Compensation

The following table sets forth the aggregate compensation earned by the Company's executive officers that earned $100,000 or more during the year ended December 29, 2000.

Summary Compensation Table

Annual Compensation
All Other Compensation
Name and Principal Position	Year	Salary	Bonus
J. David Smith, Chief Executive Officer, President and Director	2000 1999 1998	$358,750 312,500 262,500	$	— 220,494 162,247	$57,126 61,417 67,276
Frank T. Geist, Executive Vice President	2000 1999 1998	76,667 215,000 189,000		— 123,456 94,465	11,038 72,937 51,917
Mitchell B. Lewis, Executive Vice President and Corporate Business Development Director	2000 1999 1998	198,000 175,000 162,500		— 99,941 83,735	6,986 9,959 10,694
Neil E. Bashore, Executive Vice President	2000 1999 1998	165,000 134,500 118,500		— 59,546 46,098	143,906 75,738 16,491
R. Scott Vansant, Vice President, Secretary and Chief Financial Officer	2000 1999 1998	166,250 148,750 130,000		— 85,244 64,880	6,451 8,365 9,574

(1)
Excludes certain perquisites received which do not exceed the lessor of $50,000 or ten percent of any named executive officer's salary and bonus.

(2)
All other compensation for 2000 consists of the Company's matching contributions to the defined contribution plan, term life insurance, discretionary Company contributions to the defined contribution plan based on age and years of service, and amounts earned for the Supplemental Executive Retirement Plan ("SERP") as follows: J. David Smith earned $8,532 for term life insurance, $8,160 for the defined contribution plan and $40,434 for the SERP; Frank T. Geist earned $1,245 for term life insurance, $2,300 for the defined contribution plan and $7,493 for the SERP; Mitchell B. Lewis earned $356 for term life insurance and $6,630 for the defined contribution plan; Neil Bashore earned $737 for term life insurance, $7,920 for the defined contribution plan, $17,313 for the SERP and $117,936 for relocation expenses; R. Scott Vansant earned $291 for term life insurance and $6,160 for the defined contribution plan.

(3)
Mr. Geist retired from the Company in March 2000.

The Company has not granted any options or stock appreciation rights.

Retirement Plans

See Note 9 to the Consolidated Financial Statements for a description of the Company's retirement plans. Additionally, the Company maintains an unfunded supplemental executive retirement plan (the "SERP") for Mr. Smith and Mr. Bashore that is designed to supplement benefits payable under other plans of the Company. The participants may elect to receive benefits in the form of a lump sum, which is the value equivalent of a life annuity, or a life annuity. The life annuity, paid annually, is $110,000 for Mr. Smith, and $40,000 for Mr. Bashore upon retirement at age 62. Annual benefits payable under the SERP are reduced for participants retiring before age 62. A participant's benefits under the SERP are not vested until the earlier of the date the executive attains age 52, dies, becomes totally and permanently disabled, or the occurrence of a change in control. If the employment of Mr. Smith or Mr. Bashore with the Company terminates, for any reason, before his benefits have vested, Mr. Smith and Mr. Bashore will not be entitled to any benefits under the SERP.

Effective January 1, 1999, Messrs. Smith, Lewis, Bashore and Vansant were granted phantom stock awards under the Company's 1999 Phantom Stock Plan. Each award is equal to 4% of the equity value of the Company, as defined by the Plan, divided by 40,000. The award entitles the participants to receive compensation based on the change in the equity value of the Company between the January 1, 1999, the grant date, until, at the latest, January 1, 2004. The awards become fully vested on the earlier of a change in control; a listing; the death, disability or retirement of the participant; or December 31, 2003. The compensation will be paid out in four equal payments during the first quarter of 2004 through 2007, unless there is a change in control; a listing; or the death, disability or retirement of the participant; in which case the compensation will be paid out sooner. No compensation expense was recorded for the years ended December 29, 2000 or December 31, 1999.

Compensation of Directors

Mr. Wallis and Mr. Drack received approximately $65,767 and $24,000, respectively, in directors' fees for the year ended December 29, 2000. Other directors who are not executive officers of the Company are entitled to an annual fee of $15,000. Directors are reimbursed for out-of-pocket expenses incurred in connection with attending meetings. In 2000, the Company paid approximately $89,767 in directors' fees.

Employment Agreements

Mr. Smith is party to an employment agreement with the Company which is renewed on an annual basis. The agreement provides for a minimum annual salary of $375,000 and bonuses based on the achievement of certain operating income and return on asset targets established by the Board of Directors of the Company in consultation with Mr. Smith. Subject to certain exceptions, in the event Mr. Smith is terminated by the Company (other than for cause), Mr. Smith will be entitled to receive his annual salary for a period of twenty-four months following the date of such termination. The employment agreement also requires the Company to maintain benefits for Mr. Smith equal to: (i) basic and supplemental life insurance in total equal to 4 1/2 times base pay, (ii) accidental death and dismemberment insurance equal to 4 1/2 times base pay, and (iii) long-term disability insurance equal to 2/3base pay plus target bonus.

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

Name and Address of Beneficial Owner	Number of Common Stock		Percentage of Common Stock
CVC European Equity Partners, L.P. Mourant & Co. Limited P.O. Box 87 18 Greville Street St. Helier Jersey JE48PX Channel Island	178,115.21		35.6%
Citicorp Venture Capital, Ltd. 399 Park Avenue, 14th Floor New York, NY 10043	152,309.32		30.5%
BNP Paribas 787 7th Avenue New York, NY 10019	44,346.80	(1)	8.9%
CCT III Partners, L.P. c/o Citicorp Venture Capital, Ltd. 399 Park Avenue, 14th Floor New York, NY 10043	26,878.12		5.4%
J. David Smith 5130 Riverlake Drive Duluth, GA 30097	8,373.07		1.7%
Mitchell B. Lewis 10245 Brier Mill Ct. Alpharetta, GA 30022	6,895.47		1.4%
Neil E. Bashore 802 Amerden Ponds Court Duluth, GA 30097	3,694.00		*
R. Scott Vansant 150 Brightmore Way Alpharetta, GA 30005	3,940.27		*
Joseph M. Silvestri	664.99	(2)	*
Richard M. Cashin	5,616.22	(2)	1.1%
Ronald A. Collins	—	(3)	*
Rolly van Rappard	—	(3)	*
Paul E. Drack	779.87		*
Stuart M. Wallis	3,819.94		*
Executive Officers and Directors as a Group (9 persons)	33,783.83		6.8%

*
Less than 1%

(1)
Class B common stock

(2)
Excludes the ownership interests of Messrs. Silvestri and Cashin in Citicorp Venture Capital, Ltd.

(3)
Excludes the ownership interests of Messrs. Collins and van Rappard in CVC European Equity Partners, L.P.

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

    Reports of Independent Auditors

    Consolidated Statements of Earnings for the years ended December 29, 2000, December 31, 1999 and December 25, 1998.

    Consolidated Balance Sheets at December 29, 2000 and December 31, 1999.

    Consolidated Statements of Changes in Equity for the years ended December 29, 2000, December 31, 1999 and December 25, 1998.

    Consolidated Statements of Cash Flows for the years ended December 29, 2000, December 31, 1999 and December 25, 1998.

    Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedule

    Schedule II—Valuation and Qualifying Accounts

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted either because they are not required under the related instructions or because they are inapplicable.

(b) The Company filed no reports on Form 8-K for the quarter ended December 29, 2000.

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
2.2******
Proposals for the acquisition of the entire issued share capital of Euramax International Limited by Euramax International, Inc. to be effected by means of a Scheme Arrangement under Section 425 of the Companies Act 1985.
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
10.28*****
Amendment and Waiver dated as of April 6, 1999, among Euramax International Limited, and its subsidiaries, Paribas (as Agent and Lender), and the Lenders, to the Amended and Restated Credit Agreement dated as of July 16, 1997
10.29*******
Amendment, dated as of December 8, 1999, among Euramax International Limited, the other Loan Parties, the Swing Loan Lender and the Issuer and Paribas, as Agent, to (a) the Amended and Restated Credit Agreement, dated as of July 16, 1997 and (b) the other Loan Documents
10.30*******
Amendment and Consent, dated as of December 9, 1999, among Euramax International Limited, the other Loan Parties, the Swing Loan Lender and the Issuer and Paribas, as Agent, to (a) Amended and Restated Credit Agreement, dated as of July 16, 1997 and (b) the other Loan Documents
10.31*********
Amendment and Waiver dated as of April 10, 2000, among Euramax International, Inc. and its subsidiaries, Paribas (as Agent and Lender), and the Lenders, to the Amended and Restated Credit Agreement dated as of July 16, 1997.
21.1	Subsidiaries of Euramax International, Inc.

*	Incorporated by reference to the Exhibit with the same number in the Registrant's Registration Statement on Form S-4 (333-05978) which became effective on February 7, 1997.
**	Incorporated by reference to the Exhibit with the same number in the Registrant's Annual Report on Form 10-K (333-05978) which was filed on March 12, 1998.
***	Incorporated by reference to the Exhibit with the same number in the Registrant's Annual Report on Form 10-K (333-05978) which was filed on March 5, 1999.
****	Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on April 26, 1999.
*****	Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on August 2, 1999.
******	Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on November 3, 1999.
*******	Incorporated by reference to the Exhibit with the same number in the Registrant's Annual Report on Form 10-K (333-05978) which was filed on March 23, 2000.
********	Incorporated by reference to Exhibit 2.2 in the Registrant's Current Report on Form 8-K (333-05978) which was filed on April 24, 2000.
*********	Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on August 10, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Euramax International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURAMAX INTERNATIONAL, INC.
By:	/s/ J. DAVID SMITH J. David Smith Chief Executive Officer And President

Dated: March 23, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Euramax International, Inc. and in the capacities and on the dated indicated.

	Signature	Title	Date
By:	/s/ J. DAVID SMITH J. David Smith	Chief Executive Officer, President and Director	March 23, 2001
By:	/s/ R. SCOTT VANSANT R. Scott Vansant	V.P., Secretary and Chief Financial Officer	March 23, 2001
By:	/s/ STUART M. WALLIS Stuart M. Wallis	Director	March 23, 2001
By:	/s/ RICHARD M. CASHIN Richard M. Cashin	Director	March 23, 2001
By:	/s/ JOSEPH M. SILVESTRI Joseph M. Silvestri	Director	March 23, 2001
By:	/s/ RONALD A. COLLINS Ronald A. Collins	Director	March 23, 2001
By:	/s/ ROLLY VAN RAPPARD Rolly Van Rappard	Director	March 23, 2001
By:	/s/ PAUL E. DRACK Paul E. Drack	Director	March 23, 2001

Schedule II

Euramax International, Inc.
Valuation and Qualifying Accounts

Thousands of U.S. Dollars

Description	Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (1)	Deductions (2)	Balance at end of period
For the year ended December 29, 2000 Allowance for doubtful accounts	A/R, net	$(2,934)	$(542)	$109	$394	$(2,973)
For the year ended December 31, 1999 Allowance for doubtful accounts	A/R, net	$(3,609)	$(355)	$136	$894	$(2,934)
For the year ended December 25, 1998 Allowance for doubtful accounts	A/R, net	$(3,494)	$(697)	$(32)	$614	$(3,609)
For the year ended December 29, 2000 Income tax valuation allowance	Deferred income taxes, long-term liability	$(582)	$(1,050)	—	—	$(1,632)
For the year ended December 31, 1999 Income tax valuation allowance	Deferred income taxes, long-term liability	—	$(582)	—	—	$(582)

Note:

(1)
Changes due to foreign currency translation adjustment.

(2)
Write-off of bad debts, net of recoveries.

QuickLinks

Part I
  Item 1. Business
Risk Factors
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
Part II
  Item 5. Market for Registrant's Common Equity and Related Stockholders Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
Report of Independent Auditors
Report of Independent Accountants
Euramax International, Inc. and Subsidiaries Consolidated Statements of Earnings
Euramax International, Inc. and Subsidiaries Consolidated Balance Sheets
Euramax International, Inc. and Subsidiaries Consolidated Statements of Changes in Equity
Euramax International, Inc. and Subsidiaries Consolidated Statements of Cash Flows
Euramax International, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Thousands of U.S. Dollars except share data)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Part III
  Item 10. Directors, Executive Officers and Key Management
  Item 11. Executive Compensation
Summary Compensation Table
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
Part IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
Schedule II