Form 10-Q
period 2001-03-30
EURAMAX INTERNATIONAL PLC
filed 2001-05-10
CIK 1026743

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of May 10, 2001, Registrant had outstanding 445,822.44 shares of Class A common stock and 44,346.80 shares of Class B common stock.

Exhibit Index located on page 24

Part I—Financial Information

Item 1. Financial Statements

Euramax International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Thousands of U.S. Dollars)
(Unaudited)

	Quarters ended
	March 30, 2001	March 31, 2000
Net sales	$131,213	$142,273
Costs and expenses:
Cost of goods sold	108,193	116,827
Selling and general	13,863	13,779
Depreciation and amortization	4,412	3,758

Earnings from operations	4,745	7,909
Interest expense, net	(6,560)	(5,438)
Other expense, net	(2,220)	(113)

(Loss) earnings before income taxes	(4,035)	2,358
(Benefit) provision for income taxes	(1,957)	1,008

Net (loss) earnings	(2,078)	1,350

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Thousands of U.S. Dollars)
(Unaudited)

	March 30, 2001	December 29, 2000
ASSETS
Current assets:
Cash and equivalents	$9,052	$8,134
Accounts receivable, net	87,608	73,721
Inventories	73,809	81,215
Other current assets	4,771	4,821

Total current assets	175,240	167,891
Property, plant and equipment, net	113,015	119,218
Goodwill, net	110,622	113,324
Deferred income taxes	5,751	5,615
Other assets	7,856	7,011

	$412,484	$413,059

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdrafts	$1,198	$1,709
Accounts payable	60,353	57,975
Accrued expenses and other current liabilities	20,348	26,646
Current maturities of long-term debt	735	2,247

Total current liabilities	82,634	88,577
Long-term debt, less current maturities	242,698	233,281
Deferred income taxes	15,731	16,952
Other liabilities	13,063	10,468

Total liabilities	354,126	349,278

Shareholders'equity:
Common stock	500	500
Additional paid-in capital	53,220	53,220
Treasury stock	(1,581)	(1,581)
Retained earnings	17,774	19,852
Accumulated other comprehensive loss	(11,555)	(8,210)

Total shareholders' equity	58,358	63,781

	$412,484	$413,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)
(Unaudited)

	Quarters ended
	March 30, 2001	March 31, 2000
Net cash used in operating activities	$(6,083)	$(11,317)

Cash flows from investing activities:
Proceeds from sales of assets	5	5
Capital expenditures	(1,777)	(2,695)

Net cash used in investing activities	(1,772)	(2,690)
Cash flows from financing activities:
Net borrowings on revolving credit facility	22,972	19,257
Repayment of long-term debt	(12,622)	(1,566)
Changes in cash overdrafts	(511)	(1,395)

Net cash provided by financing activities	9,839	16,296
Effect of exchange rate changes on cash	(1,066)	(55)

Net increase in cash and equivalents	918	2,234
Cash and equivalents at beginning of period	8,134	13,385

Cash and equivalents at end of period	$9,052	$15,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Thousands of U.S. Dollars)
(Unaudited)

1. Basis of Presentation:

    For purposes of this report the "Company" refers to Euramax International, Inc. ("Euramax") and Subsidiaries, collectively.

    The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Management believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These Condensed Consolidated Financial Statements should be read in conjunction with the year-end Consolidated Financial Statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 29, 2000. Operating results for the period ended March 30, 2001, are not necessarily indicative of future results that may be expected for the year ending December 28, 2001.

    Per share data has not been presented since such data provides no useful information, as the shares of the Company are closely held.

    Certain 2000 amounts have been reclassified to conform to current year presentation.

2. Acquisitions:

    On April 10, 2000 (the "Acquisition Date"), the Company's wholly owned subsidiary, Amerimax Home Products, Inc., acquired substantially all of the assets and assumed certain liabilities of Gutter World, Inc. and Global Expanded Metals, Inc., companies under common control, ("Gutter World" and "Global", respectively). The purchase price, including approximately $372.2 thousand in acquisition-related fees and expenses, was approximately $45.6 million in cash, plus the assumption of approximately $2.6 million of liabilities. These companies manufacture raincarrying accessories, such as gutter guards, water diverters and downspout strainers, as well as door guards sold primarily to home centers and expanded metal products. The results of operations of Gutter World and Global are included in the Condensed Consolidated Statement of Earnings from the Acquisition Date.

    The following unaudited pro forma data present the results of operations for the quarter ended March 31, 2000, as though the Gutter World and Global Acquisition had been completed January 1, 2000, and assume that there are no other changes in operations of the Company. Such pro forma information includes adjustments to interest expense; changes in amortization of goodwill relating to the allocation of the purchase price; elimination of the effect of transactions between Gutter World and a Euramax subsidiary and between Gutter World and Global; and the income tax effect related to these items. The pro forma results are not necessarily indicative of the financial results that might have occurred had the Gutter World and Global Acquisition actually taken place on the first day of the fiscal year or of the future results of operations. Certain Financial Statements and Exhibits for the Gutter World and Global Acquisition can be found in the Company's Current Report on Form 8-K, filed April 24, 2000.

Quarter ended March 31, 2000
Net sales	$146,148
Earnings before income taxes	1,774
Net earnings	993

3. Summary of Significant Accounting Policies:

    For information regarding significant accounting policies, see Note 3 to the Consolidated Financial Statements of the Company for the year ended December 29, 2000, set forth in the Company's Annual Report on Form 10-K.

Accounting Policy for Derivative Instruments

    Effective December 30, 2000, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and SFAS 138. These statements require the Company to recognize all derivative instruments on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of net investment in a foreign operation.

    For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

    The adoption of SFAS 133 resulted in the Company recording transition adjustments to recognize its derivative instruments at fair value. The cumulative effect of these transition adjustments was an after-tax increase in other comprehensive loss of approximately $2.0 million.

    The Company uses derivative financial instruments primarily to reduce its exposure to fluctuations in interest rates and foreign exchange rates and, to a lesser extent, to reduce its exposure to fluctuations in commodity prices. When entered into, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the balance sheet at fair value in either other assets or other liabilities. The earnings impact resulting from the derivative instruments is recorded in the same line item within the statement of earnings as the underlying exposure being hedged. The Company also formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposures. The ineffective portion of a financial instrument's change in fair value is immediately recognized in earnings as other income (expense).

Fair Value Hedging Strategy

    The Company has entered into a forward foreign exchange contract to reduce the impact of foreign exchange rate changes on a foreign-currency denominated loan. The contract is not designated as a hedge under SFAS 133. Accordingly, the change in the fair value of the contract is recorded in earnings immediately.

Cash Flow Hedging Strategy

    The Company has entered into a cross-currency swap agreement, which has been designated as a cash flow hedge, that effectively converts a fixed-rate foreign-currency-denominated loan into a fixed-rate functional currency loan, thus reducing the impact of foreign exchange rate changes on the principal and interest payments on the loan. Additionally, the Company has entered into an interest rate swap and interest rate cap agreement to cap the highest rate of interest to be paid on a portion of the Company's U.S. Dollar variable rate indebtedness, in addition to providing for the Company to exchange floating U.S. Libor interest rates for a floating rate tied to a historically less volatile index. The interest rate swap and interest rate cap agreement is not designated as a hedge under SFAS 133. Accordingly, the change in the fair value of this agreement is recorded in earnings immediately. Lastly, the Company purchases aluminum call options to establish a maximum purchase price for varying quantities of future aluminum purchase requirements. These call options are not designated as a hedge under SFAS 133. Accordingly, the change in the fair value of the call options is recorded in earnings immediately.

    The following table summarizes activity in other comprehensive income ("OCI") related to derivatives held by the Company during the period from December 30, 2000 to March 30, 2001 [gain (loss)]:

	Before-Tax Amount	Income Tax	After-Tax Amount
Cumulative effect of adopting SFAS 133	$(3,204)	$1,190	$(2,014)
Net changes in fair value of derivatives	1,867	(562)	1,305
Net gains reclassified from OCI into earnings	(436)	52	(384)

Accumulated derivative net (losses) as of March 30, 2001	$(1,773)	$680	$(1,093)

    The amount of net losses reported in accumulated other comprehensive income associated with the cumulative effect transition adjustment that were reclassified to earnings during the quarter ended

March 30, 2001 approximated $555.8 thousand. The Company expects to reclassify $331.3 thousand of remaining net losses from the transition adjustment to earnings during the next nine months. The Company expects that $441.7 thousand of the total accumulated derivative net losses as of March 30, 2001 will be reclassified to earnings during the next twelve months.

    For the quarter ended March 30, 2001, the Company recognized a pre-tax loss of $863.2 thousand on derivative instruments that are not designated or did not qualify as a hedge under SFAS 133. The Company did not discontinue any fair value or cash flow hedge relationships during the quarter ended March 30, 2001.

4. Inventories:

    Inventories were comprised of:

	March 30, 2001	December 29, 2000
Raw materials	$57,351	$58,101
Work in process	3,004	9,067
Finished products	13,454	14,047

	$73,809	$81,215

5. Long-Term Obligations:

    Long-term obligations consisted of the following:

	March 30, 2001	December 29, 2000
Credit Agreement:
Revolving Credit Facility	$59,114	$38,522
Term Loans	49,319	62,006
11.25% Senior Subordinated Notes due 2006	135,000	135,000

	243,433	235,528
Less current portion	(735)	(2,247)

	$242,698	$233,281

    During the first quarter of 2001, the Company paid approximately $11.2 million of long-term debt in connection with the Excess Cash Flow Provision of the Credit Agreement. The payment was funded through borrowings under the revolving credit facility.

    The Credit Agreement requires the Company to maintain specified financial ratios and meet certain financial tests, including a minimum EBITDA (earnings before interest, taxes, depreciation and amortization) requirement, a minimum interest coverage and a maximum leverage ratio. The Company's financial performance in 2000 and the first quarter of 2001 increased the Company's risk of not complying with certain restrictive covenants at each measurement date for the year 2001. Accordingly, effective March 19, 2001, the Company and the Lenders amended the Credit Agreement to, among other items, lower the minimum EBITDA requirement and the interest coverage ratio and raise the total leverage ratio. The Company anticipates that these changes will provide flexibility sufficient to prevent an event of default during 2001 resulting from a breach of restrictive covenants, although no assurance to that effect can be given.

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

7. Comprehensive Income:

	Quarters ended
	March 30, 2001	March 31, 2000
Net (loss) earnings	$(2,078)	$1,350
Other comprehensive loss:
Foreign currency translation adjustment	(2,252)	(1,624)
Loss on derivative instruments, net of taxes	(1,093)	—

Comprehensive loss	$(5,423)	$(274)

8. Income Taxes:

    The income tax benefit for the three months ended March 30, 2001, is computed at the effective rate projected to be applicable for the full year.

9. Segment Information:

    For detailed information regarding the Company's reportable segments, see Note 12 to the Consolidated Financial Statements of the Company for the year ended December 29, 2000, set forth in the Company's Annual Report on Form 10-K.

    Information about reported segments and a reconciliation of total segment sales to total consolidated sales and of total segment EBITDA to total consolidated earnings before income taxes, for the quarters ended March 30, 2001 and March 31, 2000, is as follows:

	Quarters Ended
	March 30, 2001	March 31, 2000
Sales
European Roll Coating	$37,696	$40,094
U.S. Fabrication	77,360	85,061
European Fabrication	16,908	18,056

Total segment sales	131,964	143,211
Eliminations	(751)	(938)

Consolidated net sales	$131,213	$142,273

EBITDA
European Roll Coating	$5,178	$6,127
U.S. Fabrication	1,839	4,270
European Fabrication	2,505	2,349

Total EBITDA for reportable segments	9,522	12,746
Expenses that are not segment specific	(2,585)	(1,192)
Depreciation and amortization	(4,412)	(3,758)
Interest expense, net	(6,560)	(5,438)

Consolidated net (loss) earnings before income taxes	$(4,035)	$2,358

    Segment assets are not included in the above table because asset information is not reported by segment in the information reviewed by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and addressing performance.

9. Segment Information (continued):

    The following table reflects revenues from external customers by groups of similar products for the quarters ended March 30, 2001 and March 31, 2000:

		Quarters Ended
Customers/Markets	Primary Products	March 30, 2001	March 31, 2000
Original Equipment Manufacturers ("OEMs")	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; RV doors, windows and roofing; and composite building panels	$67,178	$73,108
Rural Contractors	Steel and aluminum roofing and siding	20,362	22,344
Home Centers	Raincarrying systems, roofing accessories, windows, doors and shower enclosures	17,950	17,736
Manufactured Housing	Steel siding and trim components	6,230	10,778
Distributors	Metal coils, raincarrying systems and roofing accessories	6,748	7,831
Industrial and Architectural Contractors	Standing seam panels and siding and roofing accessories	4,146	4,891
Home Improvement Contractors	Vinyl replacement windows; metal coils, raincarrying systems; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings	8,599	5,585

		$131,213	$142,273

10. Supplemental Condensed Combined Financial Statements:

    On September 25, 1996, the Company issued Senior Subordinated Notes due 2006 (the "Notes"). Euramax International Limited, Euramax European Holdings Limited and Euramax European Holdings B.V. are co-obligors under the Notes (the "Co-Obligors"). Euramax International, Inc. has provided a full and unconditional guarantee of the Notes ("Parent Guarantor"). In addition, Amerimax Holdings, Inc., Amerimax Fabricated Products, Inc., Euramax International Holdings Limited and Euramax Continental Limited, holding company subsidiaries of Euramax, have provided full and unconditional guarantees of the Notes (collectively, the "Guarantor Subsidiaries"). The following supplemental condensed combining financial statements as of March 30, 2001 and December 29, 2000, and for the quarters ended March 30, 2001 and March 31, 2000, reflect the financial position, results of operations, and cash flows of each of the Parent Guarantor, the Co-Obligors, and such combined information of the Guarantor Subsidiaries and the non-guarantor subsidiaries, principally the operating subsidiaries, (collectively, the "Non-Guarantor Subsidiaries"). The Co-Obligors and Guarantors are wholly-owned subsidiaries of Euramax and are each jointly, severally, fully, and unconditionally liable under the Notes. Separate complete financial statements of each Co-Obligor and Guarantor are not presented because management has determined that they are not material to investors.

	Quarter ended March 30, 2001
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$—	$—	$—	$131,213	$—	$131,213
Costs and expenses:
Cost of goods sold	—	—	—	—	—	108,193	—	108,193
Selling and general	601	58	—	—	(379)	13,583	—	13,863
Depreciation and amortization	—	—	—	—	92	4,320	—	4,412

(Loss) earnings from operations	(601)	(58)	—	—	287	5,117	—	4,745
Equity in (loss) earnings of subsidiaries	(886)	2,318	919	2,615	1,945	—	(6,911)	—
Interest expense, net	(1,251)	(25)	(51)	(82)	(3,564)	(1,587)	—	(6,560)
Other income (expense), net	8	46	(1,512)	(252)	(1,754)	1,244	—	(2,220)

(Loss) earnings before income taxes	(2,730)	2,281	(644)	2,281	(3,086)	4,774	(6,911)	(4,035)
(Benefit) provision for income taxes	(652)	(1)	(462)	(108)	(2,200)	1,466	—	(1,957)

Net (loss) earnings	$(2,078)	$2,282	$(182)	$2,389	$(886)	$3,308	$(6,911)	$(2,078)

	Quarter ended March 31, 2000
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$—	$—	$—	$142,273	$—	$142,273
Costs and expenses:
Cost of goods sold	—	—	—	—	—	116,827	—	116,827
Selling and general	799	22	—	—	240	12,718	—	13,779
Depreciation and amortization	—	—	—	—	90	3,668	—	3,758

(Loss) earnings from operations	(799)	(22)	—	—	(330)	9,060	—	7,909
Equity in earnings of subsidiaries	2,067	2,688	843	3,498	1,850	—	(10,946)	—
Interest (expense) income, net	(376)	(24)	(97)	(35)	612	(5,518)	—	(5,438)
Other (expense) income, net	—	—	(433)	(2,048)	87	2,281	—	(113)

Earnings (loss) before income taxes	892	2,642	313	1,415	2,219	5,823	(10,946)	2,358
(Benefit) provision for income taxes	(458)	(9)	(152)	(721)	151	2,197	—	1,008

Net earnings	$1,350	$2,651	$465	$2,136	$2,068	$3,626	$(10,946)	$1,350

	As of March 30, 2001
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$—	$—	$—	$156	$24	$8,872	$—	$9,052
Accounts receivable, net	1	38	—	—	—	87,569	—	87,608
Inventories	—	—	—	—	—	73,809	—	73,809
Other current assets	26	—	—	—	435	4,310	—	4,771

Total current assets	27	38	—	156	459	174,560	—	175,240
Property, plant and equipment, net	—	—	—	—	88	112,927	—	113,015
Amounts due from affiliates	94,137	75,912	44,545	10,786	136,278	151,404	(513,062)	—
Goodwill, net	—	—	—	—	8,012	102,610	—	110,622
Investment in consolidated subsidiaries	117,326	23,816	(10,145)	24,270	325,887	—	(481,154)	—
Deferred income taxes	—	169	—	—	13	5,569	—	5,751
Other assets	—	1,847	454	467	1,011	4,077	—	7,856

	$211,490	$101,782	$34,854	$35,679	$471,748	$551,147	$(994,216)	$412,484

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$—	$—	$(161)	$1,359	$—	$1,198
Accounts payable	—	—	—	—	14	60,339	—	60,353
Accrued expenses and other current liabilities	(778)	(1,582)	(2,430)	5,443	(1,534)	21,229	—	20,348
Current maturities of long-term debt	—	—	—	—	735	—	—	735

Total current liabilities	(778)	(1,582)	(2,430)	5,443	(946)	82,927	—	82,634
Long-term debt, less current maturities	37,216	70,605	27,179	—	68,942	38,756	—	242,698
Amounts due to affiliates	117,763	15,337	15,443	2,480	283,013	77,662	(511,698)	—
Deferred income taxes	(2,432)	—	—	—	(145)	18,308	—	15,731
Other liabilities	—	—	—	—	3,558	9,505	—	13,063

Total liabilities	151,769	84,360	40,192	7,923	354,422	227,158	(511,698)	354,126

Shareholders'equity:
Common stock	500	2	78	23	35,001	6,835	(41,939)	500
Additional paid-in capital	65,218	20,726	6,922	9,077	149,085	353,403	(551,211)	53,220
Treasury stock	(1,581)	—	—	—	—	—	—	(1,581)
Retained earnings (deficit)	987	5,753	(10,726)	24,927	(61,175)	(28,896)	86,904	17,774
Dividends declared	—	—	—	—	—	(324)	324	—
Accumulated other comprehensive loss	(5,403)	(9,059)	(1,612)	(6,271)	(5,585)	(7,029)	23,404	(11,555)

Total shareholders' equity	59,721	17,422	(5,338)	27,756	117,326	323,989	(482,518)	58,358

	$211,490	$101,782	$34,854	$35,679	$471,748	$551,147	$(994,216)	$412,484

	As of December 29, 2000
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$—	$—	$—	$—	$27	$8,107	$—	$8,134
Accounts receivable, net	1	31	—	—	63	73,626	—	73,721
Inventories	—	—	—	—	—	81,215	—	81,215
Other current assets	126	—	—	—	1,271	3,424	—	4,821

Total current assets	127	31	—	—	1,361	166,372	—	167,891
Property, plant and equipment, net	—	—	—	—	109	119,109	—	119,218
Amounts due from affiliates	99,126	77,700	46,240	11,522	333,649	150,246	(718,483)	—
Goodwill, net	—	—	—	—	8,083	105,241	—	113,324
Investment in consolidated subsidiaries	121,120	23,411	(11,534)	23,711	130,061	—	(286,769)	—
Deferred income taxes	—	169	—	—	13	5,433	—	5,615
Other assets	—	1,931	499	524	1,119	2,938	—	7,011

	$220,373	$103,242	$35,205	$35,757	$474,395	$549,339	$(1,005,252)	$413,059

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$—	$—	$(186)	$1,895	$—	$1,709
Accounts payable	—	—	—	—	148	57,827	—	57,975
Accrued expenses and other current liabilities	790	417	(1,268)	1,079	505	25,123	—	26,646
Current maturities of long-term debt	—	—	—	—	551	1,696	—	2,247

Total current liabilities	790	417	(1,268)	1,079	1,018	86,541	—	88,577
Long-term debt, less current maturities	37,216	70,605	27,179	—	65,517	32,764	—	233,281
Amounts due to affiliates	120,090	15,168	14,634	7,343	285,305	275,943	(718,483)	—
Deferred income taxes	(2,430)	—	—	—	490	18,892	—	16,952
Other liabilities	—	—	—	—	945	9,523	—	10,468

Total liabilities	155,666	86,190	40,545	8,422	353,275	423,663	(718,483)	349,278

Shareholders'equity:
Common stock	500	2	78	23	35,001	6,835	(41,939)	500
Additional paid-in capital	65,218	20,726	6,922	9,077	149,085	157,574	(355,382)	53,220
Treasury stock	(1,581)	—	—	—	—	—	—	(1,581)
Retained earnings (deficit)	3,065	3,471	(10,544)	22,538	(60,289)	(25,719)	87,330	19,852
Dividends declared	—	—	—	—	—	(6,485)	6,485	—
Accumulated other comprehensive loss	(2,495)	(7,147)	(1,796)	(4,303)	(2,677)	(6,529)	16,737	(8,210)

Total shareholders' equity	64,707	17,052	(5,340)	27,335	121,120	125,676	(286,769)	63,781

	$220,373	$103,242	$35,205	$35,757	$474,395	$549,339	$(1,005,252)	$413,059

	Quarter ended March 30, 2001
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net cash (used in)/provided by operating activities	$(2,662)	$(1,957)	$(883)	$5,044	$(2,888)	$(2,413)	$(324)	$(6,083)

Cash flows from investing activities:
Proceeds from sales of assets	—	—	—	—	—	5	—	5
Capital expenditures	—	—	—	—	—	(1,777)	—	(1,777)

Net cash used in investing activities	—	—	—	—	—	(1,772)	—	(1,772)
Cash flows from financing activities:
Net borrowings on revolving credit facility	—	—	—	—	14,600	8,372	—	22,972
Repayment of long-term debt	—	—	—	—	(10,991)	(1,631)	—	(12,622)
Dividends paid						(324)	324	—
Change in cash overdrafts	—	—	—	—	25	(536)	—	(511)
Due to/from affiliates	2,662	1,957	931	(4,645)	(749)	(156)	—	—

Net cash provided by/(used in) financing activities	2,662	1,957	931	(4,645)	2,885	5,725	324	9,839
Effect of exchange rate changes on cash	—	—	(48)	(243)	—	(775)	—	(1,066)

Net increase/(decrease) in cash and equivalents	—	—	—	156	(3)	765	—	918
Cash and equivalents at beginning of period	—	—	—	—	27	8,107	—	8,134

Cash and equivalents at end of period	$—	$—	$—	$156	$24	$8,872	$—	$9,052

	Quarter ended March 31, 2000
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidated Totals
Net cash (used in)/provided by operating activities	$(1,004)	$(1,604)	$(954)	$3,306	$5,175	$(16,236)	$(11,317)

Cash flows from investing activities:
Proceeds from sales of assets	—	—	—	—	—	5	5
Capital expenditures	—	—	—	—	(10)	(2,685)	(2,695)

Net cash used in investing activities	—	—	—	—	(10)	(2,680)	(2,690)
Cash flows from financing activities:
Net borrowings on revolving credit facility	—	—	—	—	16,000	3,257	19,257
Repayment of long-term debt	—	—	—	—	(1,566)	—	(1,566)
Changes in cash overdrafts	—	—	—	—	2,814	(4,209)	(1,395)
Due to/from affiliates	1,004	1,604	981	(3,210)	(18,964)	18,585	—

Net cash provided by/(used in) financing activities	1,004	1,604	981	(3,210)	(1,716)	17,633	16,296
Effect of exchange rate changes on cash	—	—	(27)	(96)	—	68	(55)

Net increase/(decrease) in cash and equivalents	—	—	—	—	3,449	(1,215)	2,234
Cash and equivalents at beginning of period	—	—	—	—	1,537	11,848	13,385

Cash and equivalents at end of period	$—	$—	$—	$—	$4,986	$10,633	$15,619

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

    The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere in this document, as well as the year-end Consolidated Financial Statements and Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended December 29, 2000.

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

    Financial results for the quarter ended March 30, 2001, compared to the same period of 2000, reflect lower demand in most U.S. markets, generally attributable to the U.S. economic environment. Most notably, sales to the U.S. RV market are 19.9% lower than in the first quarter of 2000. Net sales to the U.S. RV market accounted for 13.6% of the Company's total net sales in the quarter ended March 30, 2001. Results also reflect weak European currencies relative to the U.S. Dollar. These conditions contributed to reduce operating earnings for the first quarter of 2001 to $4.7 million from $7.9 million in the first quarter of 2000. Approximately $494.3 thousand of this $3.2 million decrease was attributable to weakening European currencies relative to the dollar.

Results of Operations

Quarter Ended March 30, 2001 as Compared to Quarter Ended March 31, 2000

    The following table sets forth the Company's Statements of Earnings Data expressed as a percentage of net sales:

	Quarters ended
	March 30, 2001	March 30, 2000
Statements of Earnings Data:
Net sales	100.0%	100.0%
Costs and expenses:
Cost of goods sold	82.4	82.1
Selling and general	10.6	9.7
Depreciation and amortization	3.4	2.6

Earnings from operations	3.6	5.6
Interest expense, net	(5.0)	(3.8)
Other expense, net	(1.7)	(0.1)

(Loss) earnings before income taxes	(3.1)	1.7
(Benefit) provision for income taxes	(1.5)	0.7

Net (loss) earnings	(1.6)%	1.0%

	Net Sales Quarters ended			Earnings (loss) from Operations Quarters ended
In thousands	March 30, 2001	March 30, 2000	Increase/ (decrease)	March 30, 2001	March 31, 2000	Increase/ (decrease)
United States	$77,360	$85,062	(9.1)%	$(1,250)	$1,462	(185.5)%
Europe	53,853	57,211	(5.9)%	5,995	6,447	(7.0)%

Totals	$131,213	$142,273	(7.8)%	$4,745	$7,909	(40.0)%

    Net Sales.  Net sales decreased 7.8% to $131.2 million for the quarter ended March 30, 2001, from $142.3 million for the quarter ended March 31, 2000. Sales in the U.S. declined principally due to lower net sales of aluminum and laminated fiberglass wall products to the U.S. RV market, in addition to lower net sales of steel and aluminum roofing and siding, particularly to the manufactured housing and rural contractor markets. These decreases were partially offset by an increase in home center sales as a result of the Gutter World, Inc. and Global Expanded Metals, Inc. acquisitions in the second quarter of 2000 (see Note 2 to the Condensed Consolidated Financial Statements), along with an increase in vinyl window sales to home improvement contractors. These results provide an indication that the effects of rising fuel costs and lower consumer confidence continued to adversely affect end-user demand for RV's in the U.S. The Company's U.S. subsidiaries are included in the U.S. Fabrication Segment (see Note 10 to the Condensed Consolidated Financial Statements).

    Excluding a decline in reported net sales of approximately $4.4 million due to the weakening of foreign exchange rates relative to the U.S. Dollar, first quarter net sales in Europe increased by approximately 1.9% over the same period in 2000. This increase included increases in net sales in the European Roll Coating segment and European Fabrication segment of 2.0% and 1.6%, respectively (see Note 8 to the Condensed Consolidated Financial Statements). These increases resulted primarily from strong demand for painted aluminum in Europe from producers of commercial building panels.

    Cost of goods sold.  Cost of goods sold, as a percentage of net sales, increased to 82.4% for the quarter ended March 30, 2001, from 82.1% for the quarter ended March 31, 2000. This increase is primarily attributable to fixed costs which were a greater percentage of lower net sales compared to the first quarter of 2000.

    Selling and general.  Selling and general expenses, as a percentage of net sales, increased to 10.6% for the quarter ended March 31, 2001, from 9.7% for the quarter ended March 30, 2000. This increase is primarily attributable to the reduction in net sales.

    Depreciation and amortization.  Depreciation and amortization, as a percentage of net sales, was 3.4% for the quarter ended March 30, 2001, compared to 2.6% for the quarter ended March 31, 2000. The increase in depreciation and amortization is primarily the result of business acquisitions.

    Earnings from operations.  As noted above, earnings from operations in the U.S. declined to a loss of $1.3 million for the quarter ended March 31, 2001, from earnings of $1.5 million for the quarter ended March 31, 2000, and earnings from operations in Europe decreased to $6.0 million for the quarter ended March 30, 2001, from $6.4 million for the quarter ended March 30, 2000. The decrease in earnings from operations in the U.S. is largely attributable to the impact the slow down in the U.S. economy had on sales to the RV industry, the rural contractor industry and the manufactured housing industry. Cost cutting efforts were not able to offset the declines in sales volume to these industries. The decrease in earnings from operations in Europe is attributable to the weakening of European currencies relative to the U.S. Dollar, which reduced reported operating earnings by $494.3 thousand compared to the first quarter of 2000.

    Interest expense, net.  Net interest expense, increased to $6.6 million for the quarter ended March 30, 2001, from $5.4 million for the quarter ended March 31, 2000. The increase in interest expense is due to additional borrowings to fund acquisitions, as well as higher interest rates.

    Other expenses, net.  Other expenses increased to $2.2 million for the quarter ended March 30, 2001, from $112.7 thousand for the quarter ended March 31, 2000. The increase in other expenses is primarily the result of the change in fair value of the Company's derivative instruments that are not designated as a hedge under SFAS 133 (see Note 3 to the Condensed Consolidated Financial Statements), in addition to the reclassification of a portion of the cumulative effect transition adjustment resulting from the adoption of SFAS 133 from accumulated comprehensive income. SFAS 133 was adopted by the Company effective December 30, 2000.

    Benefit for income taxes.  The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The effective rate for the provision for income taxes increased to 48.5% from 42.7% for the quarters ended March 30, 2001 and March 31, 2000, respectively. The increase in the effective rate is primarily due to valuation allowances provided for U.S. state net operating losses.

Liquidity and Capital Resources

    Liquidity.  The Company's primary liquidity needs arise from debt service incurred in connection with acquisitions and the funding of capital expenditures. The Company's liquidity sources at March 30, 2001 included $40.9 million fully available under its revolving credit facility and $9.1 million in cash. During the first quarter of 2001, the Company paid approximately $11.2 million of long-term debt in connection with the Excess Cash Flow Provision of the Credit Agreement. The payment was funded through borrowings under the revolving credit facility. The Company's financial performance in 2000 and the first quarter of 2001 increased the Company's risk of not complying with certain restrictive covenants at each measurement date for the year 2001. Accordingly, effective March 19, 2001, the Company amended its Credit Agreement to, among other items, lower the minimum EBITDA requirement and the interest coverage ratio and raise the total leverage ratio. The Company anticipates that these changes will provide flexibility sufficient to prevent an event of default during 2001 resulting from a breach of restrictive covenants, although no assurance to that effect can be given.

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

    The Company's primary source of liquidity is funds generated from operations, which are supplemented by borrowings under the Credit Agreement. Net cash used in operating activities for the quarters ended March 30, 2001 and March 31, 2000 were $6.1 million and $11.3 million, respectively. The decrease in cash used in operating activities for the quarter ended March 30, 2001, compared to the quarter ended March 31, 2000, is primarily related to a reduction in inventory levels resulting from a focused effort to reduce working capital levels.

    Net cash used in investing activities decreased to $1.8 million for the quarter ended March 30, 2001, from $2.7 million for the quarter ended March 31, 2000, as a result of reduced capital expenditures.

    Net cash provided by financing activities decreased to $9.8 million for the quarter ended March 30, 2001, from $16.3 million for the quarter ended March 31, 2000, primarily due to reduced borrowings under the Credit Agreement as a result of lower working capital needs in the quarter ended March 30, 2001 compared to the quarter ended March 31, 2000.

    The above-noted sources are expected to provide the liquidity required, if necessary, to supplement cash used in operations, although no assurance to that effect can be given.

    Capital Expenditures.  The Company's capital expenditures were $1.8 million and $2.7 million for the quarters ended March 30, 2001 and March 31, 2000, respectively. Capital expenditures in 2001 include approximately $273.6 thousand for improvements to the paintlines in Corby, England and Roermond, The Netherlands, and approximately $1.0 million for several projects related to business expansion. The balance of capital expenditures relates primarily to purchases and upgrades of fabricating equipment. Capital expenditures in 2000 included approximately $1.3 million for several projects related to business expansion and cost reduction activities. The balance of capital expenditures in 2000 related to purchases and upgrades of fabricating equipment, transportation and material moving equipment, and information systems.

    The Company has made and will continue to make capital expenditures to comply with Environmental Laws. The Company estimates that its environmental capital expenditures for 2001 will approximate $150.0 thousand.

    Working Capital Management.  Working capital was $92.6 million as of March 30, 2001, compared to $79.3 million as of December 29, 2000. The increase in working capital is primarily attributable to seasonal demands of the business and a reduction in accrued interest payable.

Environmental Matters

    The Company's exposure to environmental matters has not changed significantly from the year ended December 29, 2000. For detailed information regarding environmental matters, see "Management's Discussion and Analysis—Risk Management" set forth in the Company's Annual Report on Form 10-K for the year ended December 29, 2000.

    Note Regarding Forward-Looking Statements:  The Management's Discussion and Analysis and other sections of this Form 10-Q may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, and management's beliefs and assumptions. Such forward-looking statements include terminology such as "expects," "anticipates," "intends," "plans," "believes," "estimates," or variations of such words and similar expressions regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements in this report include, but are not limited to: (1) statements regarding the Company's expectations to continue acquiring businesses that will allow it to expand its customer base, geographic coverage and product offerings; (2) statements regarding the Company's belief that rising interest rates, rising fuel costs and lower consumer confidence are affecting end-user demand for RV's in the US; (3) statements regarding the Company's expectation for further deterioration of market conditions in the U.S. RV industry and continued softness in markets for steel roofing and siding panels; (4) statements regarding the Company's expectation that the strength of its European markets will continue; (5) statements regarding the Company's expectation that negotiated price increases in the U.S. will widen U.S. operating margins; (6) statements regarding the Company's expectation that its sources of liquidity will provide the liquidity required, if necessary, to supplement lower cash flow from operations; and (7) statements regarding the Company's belief that current levels of working capital represent a liquid source of funds available for future cash flows. These forward-looking statements are based on a number of assumptions that could ultimately prove inaccurate, and, therefore, there can be no assurance that they will prove to be accurate. All such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause future financial performance to differ materially and significantly from past results and from those expressed or implied in this document include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), changes in business strategy or development plans, the cyclical demand for the Company's products, the supply and/or price of aluminum and other raw materials, currency exchange rate fluctuations, environmental regulations, availability of financing, competition, reliance on key management personnel, ability to manage growth, loss of customers, and a variety of other factors. For further information on these and other risks, see the "Risk Factors" section of Item 1 of the Company's Annual Report on Form 10-K for the year ended December 29, 2000, as well as the Company's other filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly its forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    The following discussion about the Company's risk-management activities includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statement. See "Note Regarding Forward Looking Statements" for additional information regarding the Private Securities Litigation Reform Act. The Company's management of market risk from changes in interest rates, exchange rates and commodity prices has not changed from the year ended December 29, 2000. For detailed information regarding the Company's risk management, see "Management's Discussion and Analysis—Risk Management" and "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" set forth in the Company's Annual Report on Form 10-K for the year ended December 29, 2000.

Interest Rate Risk

    This analysis presents the hypothetical loss in fair value and increase in interest expense of those financial instruments and derivative instruments held by the Company at March 30, 2001, which are sensitive to changes in interest rates. All other factors remaining unchanged, a hypothetical 10 percent increase in interest rates would decrease the fair value of the Company's fixed-rate, long-term debt outstanding at March 30, 2001, by approximately $6.4 million, based upon the use of a discounted cash flow model, as compared to a hypothetical decrease in fair value of approximately $6.7 million at December 29, 2000.

    A hypothetical 10 percent increase in interest rates for one year on the Company's variable rate financial instruments and derivative instruments would increase interest expense by approximately $924.5 thousand as calculated at March 30, 2001, as compared to a hypothetical increase in interest expense of approximately $919.0 thousand as calculated at December 29, 2000.

Foreign Currency Exchange Risk

    This analysis presents the hypothetical increase in foreign exchange loss and increase in interest expense related to those financial instruments and derivative instruments held by the Company at March 30, 2001, which are sensitive to changes in foreign currency exchange risks. A hypothetical 10 percent decrease in foreign currency exchange rates would increase the Company's foreign exchange loss by approximately $860.1 thousand for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in foreign exchange loss of approximately $844.2 thousand for the year ended December 29, 2000.

    All other factors remaining unchanged, a hypothetical 10 percent increase in foreign currency exchange rates for one year would increase interest expense by approximately $472.8 thousand as calculated at March 30, 2001, for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in interest expense of approximately $497.3 thousand as calculated at December 29, 2000. The hypothetical decrease in interest expense is primarily due to the weakening of the Euro and Pound Sterling relative to the U.S. Dollar on the Company's currency swaps.

Part II—Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)(1)	The following consolidated financial statements of Euramax International, Inc. and its subsidiaries are included in Part I, Item 1.
Condensed Consolidated Statements of Operations for the quarters ended March 30, 2001 and March 31, 2000
Condensed Consolidated Balance Sheets at March 30, 2001 and December 29, 2000
Condensed Consolidated Statements of Cash Flows for the three months ended March 30, 2001 and March 31, 2000
Notes to Condensed Consolidated Financial Statements
(b)	The Company filed no reports on Form 8-K during the three months ended March 30, 2001.

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
Amendment and Waiver dated as of April 10, 2000, among Euramax International, Inc. and its subsidiaries, Paribas (as Agent and Lender), and the Lenders, to the Amended and Restated Credit Agreement dated as of July 16, 1997
10.32
Amendment and Waiver dated as of March 19, 2001, among Euramax International, Inc. and its subsidiaries, Paribas (as Agent and Lender), and the Lenders, to the Amended and Restated Credit Agreement dated as of July 16, 1997

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

EURAMAX INTERNATIONAL, INC.

Signature	Title	Date

/s/ J. DAVID SMITH J. David Smith	Chief Executive Officer and President	May 10, 2001
/S/ R. SCOTT VANSANT R. Scott Vansant	Chief Financial Officer and Secretary	May 10, 2001

QuickLinks

Part I—Financial Information
  Item 1. Financial Statements
Euramax International, Inc. and Subsidiaries Condensed Consolidated Statements of Operations (Thousands of U.S. Dollars) (Unaudited)
Euramax International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Thousands of U.S. Dollars) (Unaudited)
Euramax International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Thousands of U.S. Dollars) (Unaudited)
Euramax International, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Thousands of U.S. Dollars) (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Part II—Other Information
  Item 6. Exhibits and Reports on Form 8-K