Form 10-Q
period 2001-06-29
EURAMAX INTERNATIONAL PLC
filed 2001-08-09
CIK 1026743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2001
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-05978

EURAMAX INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-2502320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5445 Triangle Parkway, Suite 350, Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 770-449-7066

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes  ☐ No

             As of August 9, 2001, Registrant had outstanding 445,822.44 shares of Class A common stock and 44,346.80 shares of Class B common stock.

Exhibit Index located on page 29

Part I - Financial Information

Item 1.  Financial Statements

Euramax International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Thousands of U.S. Dollars)
(Unaudited)

	Quarters ended		Six months ended

	June 29,	June 30,	June 29,	June 30,
	2001	2000	2001	2000

Net sales	$157,621	$163,715	$288,834	$305,988

Costs and expenses:
Cost of goods sold	125,980	132,076	234,173	248,903
Selling and general	15,358	13,925	29,221	27,704
Depreciation and amortization	4,465	4,301	8,877	8,059

Earnings from operations	11,818	13,413	16,563	21,322

Interest expense, net	(6,492)	(6,760)	(13,052)	(12,198)
Other expense, net	(598)	(538)	(2,818)	(651)

Earnings before income taxes	4,728	6,115	693	8,473
Provision for income taxes	2,278	2,679	321	3,687

Net earnings	$2,450	$3,436	$372	$4,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Thousands of U.S. Dollars)
(Unaudited)

	June 29,	December 29,
	2001	2000

ASSETS
Current assets:
Cash and equivalents	$7,488	$8,134
Accounts receivable, net	94,549	73,721
Inventories	69,259	81,215
Other current assets	3,825	4,821

Total current assets	175,121	167,891
Property, plant and equipment, net	110,112	119,218
Goodwill, net	108,896	113,324
Deferred income taxes	5,627	5,615
Other assets	8,041	7,011

	$407,797	$413,059

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$2,633	$1,709
Accounts payable	64,841	57,975
Accrued expenses and other current liabilities	23,157	26,646
Current maturities of long-term debt	44,726	2,247

Total current liabilities	135,357	88,577
Long-term debt, less current maturities	183,400	233,281
Deferred income taxes	15,231	16,952
Other liabilities	13,707	10,468

Total liabilities	347,695	349,278

Shareholders’ equity:
Common stock	500	500
Additional paid-in capital	53,220	53,220
Treasury stock	(1,581)	(1,581)
Retained earnings	20,224	19,852
Accumulated other comprehensive loss	(12,261)	(8,210)

Total shareholders’ equity	60,102	63,781

	$407,797	$413,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)
(Unaudited)

	Six months ended

	June 29,	June 30,
	2001	2000

Net cash provided by (used in) operating activities	$5,893	$(4,873)

Cash flows from investing activities:
Purchases of businesses	-	(45,550)
Proceeds from sales of assets	1,259	45
Capital expenditures	(3,003)	(5,231)

Net cash used in investing activities	(1,744)	(50,736)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit facility	8,713	27,089
Repayment of long-term debt	(12,805)	(3,233)
Proceeds from long-term debt	-	40,000
Purchase of treasury stock	-	(1,581)
Changes in cash overdrafts	924	488

Net cash (used in) provided by financing activities	(3,168)	62,763

Effect of exchange rate changes on cash	(1,627)	(758)

Net (decrease) increase in cash and equivalents	(646)	6,396
Cash and equivalents at beginning of period	8,134	13,385

Cash and equivalents at end of period	$7,488	$19,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Thousands of U.S. Dollars)
(Unaudited)

1.   Basis of Presentation:

For purposes of this report the “Company” refers to Euramax International, Inc. (“Euramax”) and Subsidiaries, collectively.

The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management of the Company, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein.  All adjustments are of a normal recurring nature unless otherwise disclosed.  Management believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows.  These Condensed Consolidated Financial Statements should be read in conjunction with the year-end Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2000.  Operating results for the period ended June 29, 2001, are not necessarily indicative of future results that may be expected for the year ending December 28, 2001.

Per share data has not been presented since such data provides no useful information, as the shares of the Company are closely held.

Certain 2000 amounts have been reclassified to conform to current year presentation.

2.  Acquisitions:

On April 10, 2000 (the “Acquisition Date”), the Company’s wholly owned subsidiary, Amerimax Home Products, Inc., acquired substantially all of the assets and assumed certain liabilities of Gutter World, Inc. and Global Expanded Metals, Inc., companies under common control, (“Gutter World” and “Global”, respectively).  The purchase price, including approximately $372.2 thousand in acquisition-related fees and expenses, was approximately $45.6 million in cash, plus the assumption of approximately $2.6 million of liabilities.  These companies manufacture raincarrying accessories, such as gutter guards, water diverters and downspout strainers, as well as door guards sold primarily to home centers.  Additionally, the companies manufacture and sell expanded metal products to original equipment manufacturers.  The results of operations of Gutter World and Global are included in the Condensed Consolidated Statement of Earnings from the Acquisition Date.

The following unaudited pro forma data present the results of operations for the quarter and six months ended June 30, 2000, as though the Gutter World and Global Acquisition had been completed January 1, 2000, and assume that there are no other changes in operations of the Company. Such pro forma information includes adjustments to interest expense; changes in amortization of goodwill relating to the allocation of the purchase price; elimination of the effect of transactions between Gutter World and a Euramax subsidiary and between Gutter World and Global; and the income tax effect related to these items.  The pro forma results are not necessarily indicative of the financial results that might have occurred had the Gutter World and Global Acquisition actually taken place on the first day of the fiscal year or of the future results of operations.  Certain Financial Statements and Exhibits for the Gutter World and Global Acquisition can be found in the Company’s Current Report on Form 8-K, filed April 24, 2000.

	Quarter ended	Six months ended
	June 30, 2000	June 30, 2000

Net sales	$163,963	$310,141
Earnings before income taxes	5,809	7,560
Net earnings	3,248	4,228

3.  Summary of Significant Accounting Policies:

For information regarding significant accounting policies, see Note 3 to the Consolidated Financial Statements of the Company for the year ended December 29, 2000, set forth in the Company’s Annual Report on Form 10-K.  For information regarding the Company’s adoption of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and SFAS 138, see Note 3 to the Condensed Consolidated Financial Statements of the Company for the quarter ended March 30, 2001, set forth in the Company’s Quarterly Report on Form 10-Q.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS 142 is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001 (January 1, 2002 for the Company).  SFAS 142 requires that goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually for impairment.  Management is currently reviewing the provisions of SFAS 142 to determine the impact on the Company’s financial statements upon adoption.

4.  Inventories:

Inventories were comprised of:

	June 29,	December 29,
	2001	2000

Raw materials	$53,673	$58,101
Work in process	2,523	9,067
Finished products	13,063	14,047

	$69,259	$81,215

5.  Long-Term Obligations:

Long-term obligations consisted of the following:

	June 29,	December 29,
	2001	2000

Credit Agreement:
Revolving Credit Facility	$43,991	$38,522
Term Loans	49,135	62,006
11.25% Senior Subordinated Notes due 2006	135,000	135,000

	228,126	235,528
Less current portion	(44,726)	(2,247)

	$183,400	$233,281

Borrowings under the Company’s revolving credit facility become due on June 30, 2002, at which date the facility expires.  Accordingly, amounts outstanding on the revolving credit facility are classified within current maturities of long-term debt as of June 29, 2001.  The Company intends to refinance borrowings under the revolving credit facility prior to its maturity.  The Company’s management believes that it will be able to effect this refinancing based upon current expectations for operating performance and future liquidity needs, although no assurance to that affect can be given.

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

6.  Commitments and Contingencies:

Litigation

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of business.  Although occasional adverse decisions or settlements may occur, it is the opinion of the Company’s management, based upon information available at this time, that the expected outcome of these matters, individually or in the aggregate, would not reasonably be expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries taken as a whole.

Environmental Matters

The Company’s operations are subject to federal, state, local and European environmental laws and regulations concerning the management of pollution and hazardous substances.

The Company has been named as a defendant in lawsuits or as a potentially responsible party in state and Federal administrative and judicial proceedings seeking contribution for costs associated with the investigation, analysis, correction and remediation of environmental conditions at various hazardous waste disposal sites. The Company continues to monitor these actions and proceedings and to vigorously defend both its own interests as well as the interests of its affiliates. The Company’s ultimate liability in connection with present and future environmental claims will depend on many factors, including its volumetric share of the waste at a given site, the remedial action required, the total cost of remediation, and the financial viability and participation of the other entities that also sent waste to the site. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes or adjusts its reserve for its projected share of these costs. Based upon current law and information known to the Company concerning the size of the sites known to it, anticipated costs, their years of operations and the number of other potentially responsible parties, Management believes that the Company’s potential share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses are not material. In addition, the Company establishes reserves for remedial measures required from time to time at its own facilities. Management believes that the reasonably probable outcomes of these matters will not materially exceed established reserves and will not have a material impact on the future financial position, net earnings or cash flows of the Company. The Company’s reserves, expenditures and expenses for all environmental exposures were not significant for any of the dates or periods presented.

In connection with the acquisition of the Company from Alumax Inc. (which has since been acquired by Aluminum Company of America in May 1998, and hereafter referred to as “Alumax”) on September 25, 1996, the Company was indemnified by Alumax for substantially all of its costs, if any, related to environmental matters for occurrences arising prior to the closing date of the acquisition during the period of time it was owned directly or indirectly by Alumax. Such indemnification includes costs that may ultimately be incurred to contribute to the remediation of certain specified existing National Priorities List (“NPL”) sites for which the Company had been named a potentially responsible party under the federal Comprehensive Environmental Response, Compensation, and Liability Information System (“CERCLA”) as of the closing date of the acquisition, as well as certain potential costs for sites listed on state hazardous cleanup lists. With respect to all other environmental matters, Alumax’s obligations are limited to $125.0 million. However, notwithstanding the indemnity, the Company does not believe that it has any significant probable liability for environmental claims. Further, the Company believes it to be unlikely that the Company would be required to bear environmental costs in excess of its pro rata share of such costs as a potentially responsible party at any site.

7.          Comprehensive Income:

	Quarters ended		Six months ended

	June 29,	June 30,	June 29,	June 30,
	2001	2000	2001	2000

Net earnings	$2,450	$3,436	$372	$4,786
Other comprehensive earnings (loss):
Foreign currency translation adjustment	(1,105)	252	(3,357)	(1,372)
Gain (loss) on derivative instruments, net:
Cumulative effect of adopting SFAS 133	-	-	(2,014)	-
Net changes in fair value of derivatives	297	-	1,602	-
Net gains reclassified from OCI into earnings	102	-	(282)	-

Comprehensive income (loss)	$1,744	$3,688	$(3,679)	$3,414

8.  Income Taxes:

The income tax benefit for the six months ended June 29, 2001, is computed at the effective rate projected to be applicable for the full year.

9.  Segment Information:

For detailed information regarding the Company’s reportable segments, see Note 12 to the Consolidated Financial Statements of the Company for the year ended December 29, 2000, set forth in the Company’s Annual Report on Form 10-K.

Information about reported segments and a reconciliation of total segment sales to total consolidated sales and of total segment EBITDA to total consolidated earnings before income taxes, for the quarters and six months ended June 29, 2001 and June 30, 2000, is as follows:

	Quarters Ended		Six months ended

	June 29,	June 30,	June 29,	June 30,
	2001	2000	2001	2000

Sales
European Roll Coating	$33,931	$38,190	$71,627	$78,284
U.S. Fabrication	109,831	110,509	187,191	195,570
European Fabrication	14,403	15,656	31,311	33,712

Total segment sales	158,165	164,355	290,129	307,566

Eliminations	(544)	(640)	(1,295)	(1,578)

Consolidated net sales	$157,621	$163,715	$288,834	$305,988

EBITDA
European Roll Coating	$3,966	$5,326	$9,144	$11,453
U.S. Fabrication	11,054	11,673	12,893	15,943
European Fabrication	1,712	1,918	4,217	4,267

Total EBITDA for reportable segments	16,732	18,917	26,254	31,663

Expenses that are not segment specific	(1,047)	(1,741)	(3,632)	(2,933)
Depreciation and amortization	(4,465)	(4,301)	(8,877)	(8,059)
Interest expense, net	(6,492)	(6,760)	(13,052)	(12,198)

Consolidated net earnings before income taxes	$4,728	$6,115	$693	$8,473

Segment assets are not included in the above table because asset information is not reported by segment in the information reviewed by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and addressing performance.

The following table reflects revenues from external customers by groups of similar products for the quarters and six months ended June 29, 2001 and June 30, 2000:

		Quarters Ended		Six months ended

Customers/Markets	Primary Products	June 29, 2001	June 30, 2000	June 29, 2001	June 30, 2000

Original Equipment Manufacturers ("OEMs")	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; RV doors, windows and roofing; and composite building panels	$63,543	$72,927	$130,722	$146,026
Rural Contractors	Steel and aluminum roofing and siding	31,213	31,498	51,575	53,842
Home Centers	Raincarrying systems, roofing accessories, windows, doors and shower enclosures	31,240	24,549	49,190	42,285
Manufactured Housing	Steel siding and trim components	6,521	9,596	12,751	20,371
Distributors	Metal coils, raincarrying systems and roofing accessories	8,949	10,514	15,697	16,342
Industrial and Architectural Contractors	Standing seam panels and siding and roofing accessories	4,534	4,791	8,680	9,682
Home Improvement Contractors	Vinyl replacement windows; metal coils, raincarrying systems; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings	11,621	9,840	20,219	17,440

		$157,621	$163,715	$288,834	$305,988

10.   Supplemental Condensed Combined Financial Statements:

On September 25, 1996, the Company issued Senior Subordinated Notes due 2006 (the “Notes”). Euramax International Limited, Euramax European Holdings Limited and Euramax European Holdings B.V. are co-obligors under the Notes (the “Co-Obligors”).  Euramax International, Inc. has provided a full and unconditional guarantee of the Notes (“Parent Guarantor”).  In addition, Amerimax Holdings, Inc., Amerimax Fabricated Products, Inc., Euramax International Holdings Limited and Euramax Continental Limited, holding company subsidiaries of Euramax, have provided full and unconditional guarantees of the Notes (collectively, the “Guarantor Subsidiaries”).  The following supplemental condensed combining financial statements as of June 29, 2001 and December 29, 2000, and for the quarters and six months ended June 29, 2001 and June 30, 2000, reflect the financial position, results of operations, and cash flows of each of the Parent Guarantor, the Co-Obligors, and such combined information of the Guarantor Subsidiaries and the non-guarantor subsidiaries, principally the operating subsidiaries, (collectively, the "Non-Guarantor Subsidiaries").  The Co-Obligors and Guarantors are wholly–owned subsidiaries of Euramax and are each jointly, severally, fully, and unconditionally liable under the Notes. Separate complete financial statements of each Co–Obligor and Guarantor are not presented because management has determined that they are not material to investors.

	Quarter ended June 29, 2001

	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$—	$—	$—	$—	$—	$157,621	$—	$157,621

Costs and expenses:
Cost of goods sold	—	—	—	—	—	125,980	—	125,980
Selling and general	281	77	—	—	(64)	15,064	—	15,358
Depreciation and
amortization	—	—	—	—	89	4,376	—	4,465

(Loss) earnings from
Operations	(281)	(77)	—	—	(25)	12,201	—	11,818

Equity in earnings
of subsidiaries	3,317	1,362	(270)	1,746	6,084	—	(12,239)	—
Interest expense, net	(1,250)	(25)	(104)	(87)	(3,305)	(1,721)	—	(6,492)
Other (expense) income, net	—	(14)	(11)	(47)	(627)	101	—	(598)

Earnings (loss) before
income taxes	1,786	1,246	(385)	1,612	2,127	10,581	(12,239)	4,728
(Benefit) provision for
income taxes	(664)	(25)	(28)	(40)	(1,190)	4,225	—	2,278

Net earnings (loss)	$2,450	$1,271	$(357)	$1,652	$3,317	$6,356	$(12,239)	$2,450

	Quarter ended June 30, 2000

	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$—	$—	$—	$—	$—	$163,715	$—	$163,715

Costs and expenses:
Cost of goods sold	—	—	—	—	—	132,076	—	132,076
Selling and general	907	219	—	—	69	12,730	—	13,925
Depreciation and
amortization	—	—	—	—	91	4,210	—	4,301

(Loss) earnings from
operations	(907)	(219)	—	—	(160)	14,699	—	13,413

Equity in earnings of
subsidiaries	4,397	1,880	463	2,505	5,415	—	(14,660)	—
Interest expense, net	(375)	(26)	(103)	(140)	(725)	(5,391)	—	(6,760)
Other (expense) income, net	—	(9)	(1,296)	(59)	(131)	957	—	(538)

Earnings (loss) before
income taxes	3,115	1,626	(936)	2,306	4,399	10,265	(14,660)	6,115
(Benefit) provision for
income taxes	(319)	(46)	(413)	(62)	3	3,516	—	2,679

Net earnings (loss)	$3,434	$1,672	$(523)	$2,368	$4,396	$6,749	$(14,660)	$3,436

	Six months ended June 29, 2001

	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$—	$—	$—	$—	$—	$288,834	$—	$288,834

Costs and expenses:
Cost of goods sold	—	—	—	—	—	234,173	—	234,173
Selling and general	882	135	—	—	(443)	28,647	—	29,221
Depreciation and
amortization	—	—	—	—	181	8,696	—	8,877

(Loss) earnings from
operations	(882)	(135)	—	—	262	17,318	—	16,563

Equity in earnings
of subsidiaries	2,431	3,680	649	4,361	8,029	—	(19,150)	—
Interest expense, net	(2,501)	(50)	(155)	(169)	(6,869)	(3,308)	—	(13,052)
Other income (expense), net	8	32	(1,523)	(299)	(2,381)	1,345	—	(2,818)

(Loss) earnings before
income taxes	(944)	3,527	(1,029)	3,893	(959)	15,355	(19,150)	693
(Benefit) provision for
income taxes	(1,316)	(26)	(490)	(148)	(3,390)	5,691	—	321

Net earnings (loss)	$372	$3,553	$(539)	$4,041	$2,431	$9,664	$(19,150)	$372

	Six months ended June 30, 2000

	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$—	$—	$—	$—	$—	$305,988	$—	$305,988

Costs and expenses:
Cost of goods sold	—	—	—	—	—	248,903	—	248,903
Selling and general	1,706	241	—	—	309	25,448	—	27,704
Depreciation and
amortization	—	—	—	—	181	7,878	—	8,059

(Loss) earnings from
operations	(1,706)	(241)	—	—	(490)	23,759	—	21,322

Equity in earnings of
subsidiaries	6,464	4,568	1,306	6,003	7,264	—	(25,605)	—
Interest expense, net	(751)	(50)	(200)	(175)	(113)	(10,909)	—	(12,198)
Other (expense) income, net	—	(9)	(1,729)	(2,107)	(44)	3,238	—	(651)

Earnings (loss) before
income taxes	4,007	4,268	(623)	3,721	6,617	16,088	(25,605)	8,473
(Benefit) provision for
income taxes	(777)	(55)	(565)	(783)	154	5,713	—	3,687

Net earnings (loss)	$4,784	$4,323	$(58)	$4,504	$6,463	$10,375	$(25,605)	$4,786

	As of June 29, 2001

	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

	ASSETS
Current assets:
Cash and equivalents	$—	$—	$—	$127	$—	$7,361	$—	$7,488
Accounts receivable, net	1	29	—	—	—	94,519	—	94,549
Inventories	—	—	—	—	—	69,259	—	69,259
Other current assets	26	—	—	—	442	3,357	—	3,825

Total current assets	27	29	—	127	442	174,496	—	175,121
Property, plant and equipment, net	—	—	—	—	70	110,042	—	110,112
Amounts due from affiliates	95,665	77,897	45,222	6,283	138,306	168,334	(531,707)	—
Goodwill, net	—	—	—	—	7,941	100,955	—	108,896
Investment in consolidated subsidiaries	120,069	24,493	(10,116)	25,215	331,286	—	(490,947)	—
Deferred income taxes	—	169	—	—	13	5,445	—	5,627
Other assets	—	1,763	433	432	902	4,511	—	8,041

	$215,761	$104,351	$35,539	$32,057	$478,960	$563,783	$(1,022,654)	$407,797

	LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$—	$—	$(1,008)	$3,641	$—	$2,633
Accounts payable	—	—	—	—	65	64,776	—	64,841
Accrued expenses and other current liabilities	(346)	351	(1,676)	104	(3,159)	27,883	—	23,157
Current maturities of long-term debt	—	—	—	—	12,735	31,991	—	44,726

Total current liabilities	(346)	351	(1,676)	104	8,633	128,291	—	135,357
Long-term debt, less current maturities	37,216	70,605	27,179	—	43,358	5,042	—	183,400
Amounts due to affiliates	119,727	15,389	15,436	3,453	303,116	74,586	(531,707)	—
Deferred income taxes	(2,432)	—	—	—	(75)	17,738	—	15,231
Other liabilities	—	—	—	—	3,859	9,848	—	13,707

Total liabilities	154,165	86,345	40,939	3,557	358,891	235,505	(531,707)	347,695

Shareholders’equity:
Common stock	500	2	78	23	35,001	6,835	(41,939)	500
Additional paid -in capital	65,218	20,726	6,922	9,077	149,085	353,403	(551,211)	53,220
Treasury stock	(1,581)	—	—	—	—	—	—	(1,581)
Retained earnings (deficit)	3,437	7,024	(11,083)	26,579	(57,858)	(22,540)	74,665	20,224
Dividends declared	—	—	—	—	—	(324)	324	—
Accumulated other comprehensive loss	(5,978)	(9,746)	(1,317)	(7,179)	(6,159)	(9,096)	27,214	(12,261)

Total shareholders’ equity	61,596	18,006	(5,400)	28,500	120,069	328,278	(490,947)	60,102

	$215,761	$104,351	$35,539	$32,057	$478,960	$563,783	$(1,022,654)	$407,797

	As of December 29, 2000

	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

	ASSETS
Current assets:
Cash and equivalents	$—	$—	$—	$—	$27	$8,107	$—	$8,134
Accounts receivable, net	1	31	—	—	63	73,626	—	73,721
Inventories	—	—	—	—	—	81,215	—	81,215
Other current assets	126	—	—	—	1,271	3,424	—	4,821

Total current assets	127	31	—	—	1,361	166,372	—	167,891
Property, plant and equipment, net	—	—	—	—	109	119,109	—	119,218
Amounts due from affiliates	99,126	77,700	46,240	11,522	333,649	150,246	(718,483)	—
Goodwill, net	—	—	—	—	8,083	105,241	—	113,324
Investment in consolidated subsidiaries	121,120	23,411	(11,534)	23,711	130,061	—	(286,769)	—
Deferred income taxes	—	169	—	—	13	5,433	—	5,615
Other assets	—	1,931	499	524	1,119	2,938	—	7,011

	$220,373	$103,242	$35,205	$35,757	$474,395	$549,339	$(1,005,252)	$413,059

	LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$—	$—	$(186)	$1,895	$—	$1,709
Accounts payable	—	—	—	—	148	57,827	—	57,975
Accrued expenses and other current liabilities	790	417	(1,268)	1,079	505	25,123	—	26,646
Current maturities of long-term debt	—	—	—	—	551	1,696	—	2,247

Total current liabilities	790	417	(1,268)	1,079	1,018	86,541	—	88,577
Long-term debt, less current maturities	37,216	70,605	27,179	—	65,517	32,764	—	233,281
Amounts due to affiliates	120,090	15,168	14,634	7,343	285,305	275,943	(718,483)	—
Deferred income taxes	(2,430)	—	—	—	490	18,892	—	16,952
Other liabilities	—	—	—	—	945	9,523	—	10,468

Total liabilities	155,666	86,190	40,545	8,422	353,275	423,663	(718,483)	349,278

Shareholders’equity:
Common stock	500	2	78	23	35,001	6,835	(41,939)	500
Additional paid-in capital	65,218	20,726	6,922	9,077	149,085	157,574	(355,382)	53,220
Treasury stock	(1,581)	—	—	—	—	—	—	(1,581)
Retained earnings (deficit)	3,065	3,471	(10,544)	22,538	(60,289)	(25,719)	87,330	19,852
Dividends declared	—	—	—	—	—	(6,485)	6,485	—
Accumulated other comprehensive loss	(2,495)	(7,147)	(1,796)	(4,303)	(2,677)	(6,529)	16,737	(8,210)

Total shareholders’ equity	64,707	17,052	(5,340)	27,335	121,120	125,676	(286,769)	63,781

	$220,373	$103,242	$35,205	$35,757	$474,395	$549,339	$(1,005,252)	$413,059

	Six months ended June 29, 2001

	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net cash (used in)/provided by operating activities	$(3,098)	$(24)	$(106)	$(573)	$(6,556)	$16,574	$(324)	$5,893

Cash flows from investing activities:
Proceeds from sales of assets	—	—	—	—	—	1,259	—	1,259
Capital expenditures	—	—	—	—	—	(3,003)	—	(3,003)

Net cash used in investing activities	—	—	—	—	—	(1,744)	—	(1,744)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	—	—	—	1,200	7,513	—	8,713
Repayment of long-term debt	—	—	—	—	(11,175)	(1,630)	—	(12,805)
Dividends paid	—	—	—	—	—	(324)	324	—
Change in cash overdrafts	—	—	—	—	(822)	1,746	—	924
Due to/from affiliates	3,098	24	175	995	17,326	(21,618)	—	—

Net cash provided by/(used in) financing activities	3,098	24	175	995	6,529	(14,313)	324	(3,168)

Effect of exchange rate changes on cash	—	—	(69)	(295)	—	(1,263)	—	(1,627)

Net increase/(decrease) in cash and equivalents	—	—	—	127	(27)	(746)	—	(646)
Cash and equivalents at beginning of period	—	—	—	—	27	8,107	—	8,134

Cash and equivalents at end of period	$—	$—	$—	$127	$—	$7,361	$—	$7,488

	Six months ended June 30, 2000

	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidated Totals

Net cash (used in)/provided by operating activities	$(2,462)	$(1,687)	$(154)	$3,698	$6,350	$(10,618)	$(4,873)

Cash flows from investing activities:
Purchases of businesses	—	—	—	—	—	(45,550)	(45,550)
Proceeds from sales of assets	—	—	—	—	—	45	45
Capital expenditures	—	—	—	—	(28)	(5,203)	(5,231)

Net cash used in investing activities	—	—	—	—	(28)	(50,708)	(50,736)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit facility	—	—	—	—	31,000	(3,911)	27,089
Repayment of long-term debt	—	—	—	—	(3,233)	—	(3,233)
Proceeds from long-term debt	—	—	—	—	40,000	—	40,000
Purchase of treasury stock	(1,581)	—	—	—	—	—	(1,581)
Changes in cash overdrafts	—	—	—	—	(392)	880	488
Due to/from affiliates	4,043	1,687	183	(3,595)	(74,797)	72,479	—

Net cash provided by/(used in) financing activities	2,462	1,687	183	(3,595)	(7,422)	69,448	62,763

Effect of exchange rate changes on cash	—	—	(29)	(103)	—	(626)	(758)

Net (decrease)/increase in cash and equivalents	—	—	—	—	(1,100)	7,496	6,396
Cash and equivalents at beginning of period	—	—	—	—	1,537	11,848	13,385

Cash and equivalents at end of period	$—	$—	$—	$—	$437	$19,344	$19,781

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere in this document, as well as the year-end Consolidated Financial Statements and Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2000.

The Company is an international producer of value-added aluminum, steel, vinyl and fiberglass fabricated products, with facilities strategically located in the United Kingdom (“U.K.”), The Netherlands, France, and all major regions of the continental United States (“U.S.”). Euramax’s core products include specialty coated coils, aluminum recreational vehicle (“RV”) sidewalls, RV doors, farm and agricultural panels, roofing accessories, metal and vinyl raincarrying systems, soffit and fascia systems, and vinyl replacement windows.  The Company’s customers include original equipment manufacturers (“OEMs”) such as RV, commercial panel and transportation industry manufacturers; rural contractors; home centers; manufactured housing producers; distributors; industrial and architectural contractors; and home improvement contractors.

Financial results for the six months ended June 29, 2001, compared to the same period of 2000, reflect continued soft demand in the U.S. RV and manufactured housing markets, generally attributable to the U.S. economic environment.  Additionally, in Europe, demand for painted aluminum and steel coil from industrial consumers softened during the second quarter of 2001. Results also reflect weak European currencies relative to the U.S. Dollar.  Strong demand from the home center industry for raincarrying systems and accessory products during the second quarter, together with the Gutter World and Global Acquisition which took place in April 2000 (see Note 2 to the Condensed Consolidated Financial Statements), partially offset these weaknesses.  These conditions contributed to reduce operating earnings for the six months ended June 29, 2001 to $16.6 million, from $21.3 million in the six months ended June 30, 2000.  Approximately $824.5 thousand of this $4.7 million decrease was attributable to weakening European currencies relative to the U.S Dollar.

Results of Operations

Quarter Ended June 29, 2001 as Compared to Quarter Ended June 30, 2000

The following table sets forth the Company’s Statements of Earnings Data expressed as a percentage of net sales:

	Quarters ended

	June 29,	June 30,
	2001	2000

Statements of Earnings Data:
Net sales	100.0%	100.0%
Costs and expenses:
Cost of goods sold	79.9	80.7
Selling and general	9.8	8.5
Depreciation and amortization	2.8	2.6

Earnings from operations	7.5	8.2
Interest expense, net	(4.1)	(4.1)
Other expense, net	(0.4)	(0.3)

Earnings before income taxes	3.0	3.8
Provision for income taxes	1.4	1.6

Net earnings	1.6%	2.2%

	Net Sales			Earnings from Operations
	Quarters ended			Quarters ended

	June 29,	June 30,	Increase/	June 29,	June 30,	Increase/
In thousands	2001	2000	(decrease)	2001	2000	(decrease)

United States	$109,826	$110,507	(0.6)%	$7,814	$8,075	(3.2)%
Europe	47,795	53,208	(10.2)%	4,004	5,338	(25.0)%

Totals	$157,621	$163,715	(3.7)%	$11,818	$13,413	(11.9)%

Net Sales.  Net sales decreased 3.7% to $157.6 million for the quarter ended June 29, 2001, from $163.7 million for the quarter ended June 30, 2000.  The slight net sales decline in the U.S. was principally due to lower net sales of aluminum and laminated fiberglass wall products to the U.S. RV market, in addition to lower net sales of steel and aluminum roofing and siding, particularly to the manufactured housing market.  These decreases were substantially offset by an increase in demand for raincarrying systems and accessory products from the home center industry, along with an increase in vinyl window sales to home improvement contractors.  The Company’s U.S. subsidiaries are included in the U.S. Fabrication Segment (see Note 9 to the Condensed Consolidated Financial Statements).

Excluding a decline in reported net sales of approximately $3.5 million due to the weakening of foreign exchange rates relative to the U.S. Dollar, second quarter net sales in Europe decreased by approximately 3.7% over the same period in 2000.  This decrease included decreases in net sales in the European Roll Coating segment and European Fabrication segment of 4.7% and 1.2%, respectively (see Note 9 to the Condensed Consolidated Financial Statements).  Sales in the European Roll Coating segment declined primarily from softening demand from industrial consumers for painted aluminum and steel sold from the United Kingdom and the Netherlands.  Sales in the European Fabrication segment declined primarily from reduced volume from RV manufacturers for fabricated doors, windows and wall panels sold from the United Kingdom and France.

Cost of goods sold.  Cost of goods sold, as a percentage of net sales, decreased to 79.9% for the quarter ended June 29, 2001, from 80.7% for the quarter ended June 30, 2000.  This decrease is primarily attributable to lower raw material costs and lower labor costs.

Selling and general.  Selling and general expenses, as a percentage of net sales, increased to 9.8% for the quarter ended June 29, 2001, from 8.5% for the quarter ended June 30, 2000.  This increase is primarily attributable to increases in advertising, product warranty and employee benefit costs, together with lower net sales.

Depreciation and amortization.  Depreciation and amortization, as a percentage of net sales, was 2.8% for the quarter ended June 29, 2001, compared to 2.6% for the quarter ended June 30, 2000.  The increase in depreciation and amortization is primarily the result of business acquisitions and the reduction in net sales.

Earnings from operations.  As noted above, earnings from operations in the U.S. declined to $7.8 million for the quarter ended June 29, 2001, from $8.1 million for the quarter ended June 29, 2000, and earnings from operations in Europe decreased to $4.0 million for the quarter ended June 29, 2001, from $5.3 million for the quarter ended June 30, 2000. The decrease in earnings from operations in the U.S. is largely attributable to the impact the slow down in the U.S. economy had on sales to the RV industry and the manufactured housing industry.  Cost cutting efforts were not able to offset the declines in sales volume to these industries.  The decrease in earnings from operations in Europe is attributable to a decline in sales volume from industrial consumers of painted aluminum and steel sold from the United Kingdom and the Netherlands. Lower European earnings were also due to competitive pricing pressure in the United Kingdom where the strength of the British pound has limited export opportunities to continental Europe.  Additionally, the weakening of European currencies relative to the U.S. Dollar reduced reported operating earnings by $330.2 thousand compared to the second quarter of 2000.

Interest expense, net.  Net interest expense, decreased to $6.5 million for the quarter ended June 29, 2001, from $6.8 million for the quarter ended June 30, 2000. The decrease in interest expense is primarily due to a reduction in the amount of outstanding long-term debt.

Other expenses, net.  Other expenses increased to $598.4 thousand for the quarter ended June 29, 2001, from $538.8 thousand for the quarter ended June 30, 2000.  The increase in other expenses is primarily the result of the change in fair value of the Company’s derivative instruments that are not designated as hedges under SFAS 133 (see Note 3 to the Condensed Consolidated Financial Statements).  SFAS 133 was adopted by the Company effective December 30, 2000.

Benefit for income taxes.  The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year.  The effective rate for the provision for income taxes increased to 48.2% from 43.8% for the quarters ended June 29, 2001 and June 30, 2000, respectively.  The increase in the effective rate is primarily due to valuation allowances provided for U.S. state net operating losses.

Six Months Ended June 29, 2001 as Compared to Six Months Ended June 30, 2000

The following table sets forth the Company’s Statement of Earnings Data expressed as a percentage of net sales:

	Six months ended

	June 29,	June 30,
	2001	2000
Statements of Earnings Data:
Net sales	100.0%	100.0%
Costs and expenses:
Cost of goods sold	81.1	81.3
Selling and general	10.1	9.1
Depreciation and amortization	3.1	2.6

Earnings from operations	5.7	7.0
Interest expense, net	(4.5)	(4.0)
Other expense, net	(1.0)	(0.2)

Earnings before income taxes	0.2	2.8
Provision for income taxes	0.1	1.2

Net earnings	0.1%	1.6%

	Net Sales			Earnings from Operations
	Six months ended			Six months ended

	June 29,	June 30,	Increase/	June 29,	June 30,	Increase/
In thousands	2001	2000	(decrease)	2001	2000	(decrease)

United States	$187,186	$195,569	(4.3)%	$6,564	$9,536	(31.2)%
Europe	101,648	110,419	(7.9)%	9,999	11,786	(15.2)%

Totals	$288,834	$305,988	(5.6)%	$16,563	$21,322	(22.3)%

Net Sales.  Net sales decreased 5.6% to $288.8 million for the six months ended June 29, 2001, from $306.0 million for the six months ended June 30, 2000.  Sales in the U.S. declined principally due to lower net sales of aluminum and laminated fiberglass wall products to the U.S. RV market, in addition to lower net sales of steel and aluminum roofing and siding to the manufactured housing and rural contractor markets.  These decreases were partially offset by an increase in home center sales, an increase in vinyl window sales to home improvement contractors and as a result of the Gutter World, Inc. and Global Expanded Metals, Inc. acquisitions in the second quarter of 2000 (see Note 2 to the Condensed Consolidated Financial Statements).  The Company’s U.S. subsidiaries are included in the U.S. Fabrication Segment (see Note 9 to the Condensed Consolidated Financial Statements).

Excluding a decline in reported net sales of approximately $7.9 million due to the weakening of foreign exchange rates relative to the U.S. Dollar, net sales in Europe decreased by approximately 0.8% for the six months ended June 29, 2001, compared to the same period in 2000.  This decrease included a decrease in net sales in the European Roll Coating segment of 1.3% and an increase in net sales in the European Fabrication segment of 0.3% (see Note 9 to the Condensed Consolidated Financial Statements).  Sales in the European Roll Coating segment declined primarily from softening demand from industrial consumers for painted aluminum and steel from the United Kingdom.

Cost of goods sold.  Cost of goods sold, as a percentage of net sales, decreased to 81.1% for the six months ended June 29, 2001, from 81.3% for the six months ended June 30, 2000.  This decrease is primarily attributable to lower raw material costs and lower labor costs.

Selling and general.  Selling and general expenses, as a percentage of net sales, increased to 10.1% for the six months ended June 29, 2001, from 9.1% for the six months ended June 30, 2000. This increase is primarily attributable to an increase in advertising, product warranty and employee benefit costs, together with lower net sales.

Depreciation and amortization.  Depreciation and amortization, as a percentage of net sales, was 3.1% for the six months ended June 29, 2001, compared to 2.6% for the six months ended June 30, 2000.  This increase in depreciation and amortization is primarily the result of business acquisitions and the reduction in net sales.

Earnings from operations.  As noted above, earnings from operations in the U.S. declined to $6.6 million for the six months ended June 29, 2001, from $9.5 million for the six months ended June 29, 2000, and earnings from operations in Europe decreased to $10.0 million for the six months ended June 29, 2001, from $11.8 million for the six months ended June 30, 2000.  The decrease in earnings from operations in the U.S. is largely attributable to the impact the slow down in the U.S. economy had on sales to the RV, manufactured housing and rural contractor industries.  Cost cutting efforts were not able to offset the declines in sales volume to these industries.  The decrease in earnings from operations in Europe is partially attributable to the weakening of European currencies relative to the U.S. Dollar, which reduced reported operating earnings by $824.5 thousand compared to same period in 2000.  Additionally, lower European earnings resulted from competitive pricing pressure in the United Kingdom and an increase in selling and general expenses.

Interest expense, net.  Net interest expense, increased to $13.1 million for the six months ended June 29, 2001, from $12.2 million for the six months ended June 30, 2000.  The increase in interest expense is primarily due to additional borrowings in April 2000 relating to the Gutter World and Global Acquisition.

Other expenses, net.  Other expenses increased to $2.8 million for the six months ended June 29, 2001, from $651.5 thousand for the six months ended June 30, 2000.  The increase in other expenses is primarily the result of the change in fair value of the Company’s derivative instruments that are not designated as hedges under SFAS 133 (see Note 3 to the Condensed Consolidated Financial Statements).  SFAS 133 was adopted by the Company effective December 30, 2000.

Benefit for income taxes.  The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year.  The effective rate for the provision for income taxes increased to 46.3% from 43.5% for the six months ended June 29, 2001 and June 30, 2000, respectively.  The increase in the effective rate is primarily due to valuation allowances provided for U.S. state net operating losses.

Liquidity and Capital Resources

Liquidity.  The Company’s primary liquidity needs arise from debt service incurred in connection with acquisitions and the funding of capital expenditures.  The Company’s liquidity sources at June 29, 2001 included $56.0 million fully available under its revolving credit facility and $7.5 million in cash.  Effective March 19, 2001, the Company amended its Credit Agreement to, among other items, lower the minimum EBITDA requirement and the interest coverage ratio and raise the total leverage ratio.  The Company anticipates that these changes will provide flexibility sufficient to prevent an event of default during 2001 resulting from a breach of restrictive covenants, although no assurance to that effect can be given.

Borrowings under the Company’s revolving credit facility become due on June 30, 2002, at which date the facility expires.  Accordingly, amounts outstanding on the revolving credit facility are classified within current maturities of long-term debt as of June 29, 2001.  The Company intends to refinance borrowings under the revolving credit facility prior to its maturity.  The Company’s management believes that it will be able to effect this refinancing based upon current expectations for operating performance and future liquidity needs, although no assurance to that affect can be given.

The Company’s leveraged financial position requires that a substantial portion of the Company’s cash flow from operations be used to pay interest on the Notes, principal and interest under the Company’s Credit Agreement and other indebtedness.  Significant increases in the floating interest rates on the Term Loans and Revolving Credit Facility would result in increased debt service requirements, which may reduce the funds available for capital expenditures and other operational needs.  In addition, the Company’s leveraged position may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes.  Further, the Company’s leveraged position may make it more vulnerable to economic downturns, may limit its ability to withstand competitive pressures, and may limit its ability to comply with restrictive financial covenants required under its Credit Agreement.

The Company’s primary source of liquidity is funds generated from operations, which are supplemented by borrowings under the Credit Agreement.  Net cash provided by (used in) operating activities for the six months ended June 29, 2001 and June 30, 2000, were $5.9 million and $(4.9) million, respectively. The increase in cash provided by operating activities for the six months ended June 29, 2001, compared to the six months ended June 30, 2000, is primarily related to a reduction in inventory levels resulting from a focused effort to reduce working capital levels.

Net cash used in investing activities decreased to $1.7 million for the six months ended June 29, 2001, from $50.7 million for the six months ended June 30, 2000.  This decrease is primarily a result of the Gutter World and Global Acquisition which occurred in April 2000.

Net cash (used in) provided by financing activities decreased to $(3.2) million for the six months ended June 29, 2001, from $62.8 million for the six months ended June 29, 2000, primarily due to borrowings under the Credit Agreement which occurred in April 2000 related to the Gutter World and Global Acquisition.  Additionally, the decrease in net cash (used in) provided by financing activities resulted from reduced borrowings under the Credit Agreement as a result of lower working capital needs in the six months ended June 29, 2001, compared to the six months ended June 30, 2000.

The above-noted sources are expected to provide the liquidity required, if necessary, to supplement cash from operations, although no assurance to that effect can be given.

Capital Expenditures.  The Company’s capital expenditures were $3.0 million and $5.2 million for the six months ended June 29, 2001 and June 30, 2000, respectively. Capital expenditures in 2001 include approximately $505.2 thousand for improvements to the paintlines in Helena, Arkansas; Corby, England; and Roermond, The Netherlands; and approximately $1.5 million for several projects related to business expansion.  Capital expenditures in 2000 included approximately $2.2 million for several projects related to business expansion and cost reduction activities, and approximately $758.0 thousand for improvements to the paintlines in Helena, Arkansas; Roermond, the Netherlands; and Corby, England.  The balance of capital expenditures in both periods related to purchases and upgrades of fabricating equipment, transportation and material moving equipment, and information systems.

The Company has made and will continue to make capital expenditures to comply with Environmental Laws.  The Company estimates that its environmental capital expenditures for 2001 will approximate $150.0 thousand.

Working Capital Management.  Working capital was $39.8 million as of June 29, 2001, compared to $79.3 million as of December 29, 2000. The decrease in working capital is largely attributable to the classification of the Company’s revolving credit facility within current maturities of long-term debt as of June 29, 2001. The revolving credit facility was classified as long-term debt as of December 29, 2000.  Additionally, inventories have declined $12.0 million from December 29, 2000 to June 29, 2001, resulting from a focused effort to reduce working capital levels.  Partially offsetting these reductions in working capital was a seasonal increase in trade accounts receivable.

Environmental Matters

The Company’s exposure to environmental matters has not changed significantly from the year ended December 29, 2000.  For detailed information regarding environmental matters, see “Management’s Discussion and Analysis – Risk Management” set forth in the Company’s Annual Report on Form 10-K for the year ended December 29, 2000.

Note Regarding Forward-Looking Statements:  The Management’s Discussion and Analysis and other sections of this Form 10-Q may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, and management’s beliefs and assumptions.  Such forward-looking statements include terminology such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or variations of such words and similar expressions regarding beliefs, plans, expectations or intentions regarding the future.  Forward-looking statements in this report include, but are not limited to: (1) statements regarding the Company's belief that borrowings under the revolving credit facility will be refinanced prior to its maturity; (2) statements regarding the Company anticipating the amendment to the Credit Agreement dated March 19, 2000, provides flexibility sufficient to prevent an event of default during 2001 resulting from a breach of restrective covenants; and (3).statements regarding the Company’s expectation that its sources of liquidity will provide the liquidity required, if necessary, to supplement lower cash flow from operations.  These forward-looking statements are based on a number of assumptions that could ultimately prove inaccurate, and, therefore, there can be no assurance that they will prove to be accurate.  All such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  Important factors that could cause future financial performance to differ materially and significantly from past results and from those expressed or implied in this document include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), changes in business strategy or development plans, the cyclical demand for the Company’s products, the supply and/or price of aluminum and other raw materials, currency exchange rate fluctuations, environmental regulations, availability of financing, competition, reliance on key management personnel, ability to manage growth, loss of customers, and a variety of other factors.  For further information on these and other risks, see the “Risk Factors” section of Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2000, as well as the Company’s other filings with the Securities and Exchange Commission.  The Company assumes no obligation to update publicly its forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The following discussion about the Company’s risk-management activities includes forward-looking statements that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statement.  See “Note Regarding Forward Looking Statements” for additional information regarding the Private Securities Litigation Reform Act.  The Company’s management of market risk from changes in interest rates, exchange rates and commodity prices has not changed from the year ended December 29, 2000.  For detailed information regarding the Company’s risk management, see “Management’s Discussion and Analysis – Risk Management” and "Item 7A. Quantitative and Qualitative Disclosures about Market Risk” set forth in the Company’s Annual Report on Form 10-K for the year ended December 29, 2000.

Interest Rate Risk

This analysis presents the hypothetical loss in fair value and increase in interest expense of those financial instruments and derivative instruments held by the Company at June 29, 2001, which are sensitive to changes in interest rates.  All other factors remaining unchanged, a hypothetical 10 percent increase in interest rates would decrease the fair value of the Company’s fixed-rate, long-term debt outstanding at June 29, 2001, by approximately $6.2 million, based upon the use of a discounted cash flow model, as compared to a hypothetical decrease in fair value of approximately $6.7 million at December 29, 2000.

A hypothetical 10 percent increase in interest rates for one year on the Company’s variable rate financial instruments and derivative instruments would increase interest expense by approximately $800.8 thousand as calculated at June 29, 2001, compared to a hypothetical increase in interest expense of approximately $919.0 thousand as calculated at December 29, 2000.

Foreign Currency Exchange Risk

This analysis presents the hypothetical increase in foreign exchange loss and increase in interest expense related to those financial instruments and derivative instruments held by the Company at June 29, 2001, which are sensitive to changes in foreign currency exchange risks.  A hypothetical 10 percent decrease in foreign currency exchange rates would increase the Company’s foreign exchange loss by approximately $935.0 thousand for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in foreign exchange loss of approximately $844.2 thousand for the year ended December 29, 2000.

All other factors remaining unchanged, a hypothetical 10 percent increase in foreign currency exchange rates for one year would increase interest expense by approximately $498.7 thousand as calculated at June 29, 2001, for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in interest expense of approximately $497.3 thousand as calculated at December 29, 2000.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)(1)    The following consolidated financial statements of Euramax International, Inc. and its subsidiaries are included in Part I, Item 1.

             Condensed Consolidated Statements of Operations for the quarters and six months ended June 29, 2001 and June 30, 2000

             Condensed Consolidated Balance Sheets at June 29, 2001 and December 29, 2000

             Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2001 and June 30, 2000

             Notes to Condensed Consolidated Financial Statements

(b)        The Company filed no reports on Form 8-K during the three months ended June 29, 2001.

(c)         Exhibits:

2.1**	Purchase Agreement dated as of April 28, 1997, among the Company and Genstar Capital Corporation (“GCC”), Ontario Teachers’ Pension Plan Board and the Management Stockholders of Gentek Holdings, Inc. (“Holdings”) as sellers GCC as sellers’ representative; Holdings and Gentek Building Products, Inc. (“GBPI”). (Incorporated by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed August 1, 1997).

2.2******	Proposals for the acquisition of the entire issued share capital of Euramax International Limited by Euramax International, Inc. to be effected by means of a Scheme Arrangement under Section 425 of the Companies Act 1985

2.3********	Purchase Agreement dated as of March 10, 2000, by and between Amerimax Home Products, Inc., Gutter World, Inc. and Global Expanded Metals, Inc., and all of the stockholders of Gutter World, Inc. and Global Expanded Metals, Inc.

3.1*	Articles of Association of Euramax International plc
3.2*	Memorandum and Articles of Association of Euramax European Holdings plc
3.3*	Articles of Association of Euramax International B.V.
3.4*	Articles of Incorporation of Amerimax Holdings, Inc.
3.5*	Bylaws of Amerimax Holdings, Inc.
4.3*	Indenture, dated as of September 25, 1996, by and among Euramax International plc, Euramax European Holdings plc, Euramax European Holdings B.V., Amerimax Holdings, Inc. and the Chase Manhattan Bank, as Trustee.

4.4*	Deposit Agreement, dated as of September 25, 1996, by and among Euramax International plc, Euramax European Holdings plc, Euramax European Holdings B.V., and The Chase Manhattan Bank, as book–entry depositary

4.5*	Registration Rights Agreement, dated as of September 25, 1996, by and among Euramax International plc, Euramax European Holdings plc, Euramax European Holdings B.V., Amerimax Holdings, Inc. and J.P. Morgan Securities Inc. and Goldman Sachs & Co.

4.6*	Purchase Agreement dated as of September 18, 1996, by and among Euramax International Ltd., Euramax European Holdings Ltd., Euramax European Holdings B.V., Amerimax Holdings, Inc. and J.P. Morgan Securities Inc. and Goldman Sachs & Co.

4.7*******	Supplemental Indenture, dated as of November 18, 1999, among Euramax International Limited, Euramax European Holdings plc, Euramax European Holdings, B.V., as Issuers, Amerimax Holdings, Inc., as Guarantor, and The Chase Manhattan Bank, as Trustee

4.8*******	Amended and Restated Supplemental Indenture, dated as of December 14, 1999, among Euramax International Limited, Euramax European Holdings plc, Euramax European Holdings, B.V., as Issuers, Amerimax Holdings, Inc., as Guarantor, and The Chase Manhattan Bank, as Trustee

10.1*	Purchase Agreement, dated as of June 24, 1996, by and between Euramax International Ltd. and Alumax Inc.
10.2*	Executive Employment Agreement, dated as of September 25, 1996, by and between J. David Smith and Euramax International plc
10.5*	Domestic Security Agreement, dated as of September 25, 1996, by Amerimax Holdings, Inc. in favor of Banque Paribas, as agent
10.6*	Domestic Security Agreement, dated as of September 25, 1996, by Amerimax Fabricated Products, Inc. in favor of Banque Paribas, as agent
10.7*	Domestic Security Agreement, dated as of September 25, 1996, by Amerimax Home Products, Inc. in favor of Banque Paribas, as agent
10.8*	Domestic Security Agreement, dated as of September 25, 1996, by Amerimax Building Products, Inc. in favor of Banque Paribas, as agent
10.9*	Domestic Security Agreement, dated as of September 25, 1996, by Amerimax Coated Products, Inc. in favor of Banque Paribas, as agent
10.10*	Domestic Security Agreement, dated as of September 25, 1996, by Johnson Door Products, Inc. in favor of Banque Paribas, as agent
10.11*	Domestic Security Agreement, dated as of September 25, 1996, by Amerimax Specialty Products, Inc. in favor of Banque Paribas, as agent
10.12*	Domestic Subsidiary Guaranty, dated as of September 25, 1996, by each of Amerimax Home Products, Inc., Amerimax Specialty Products, Inc., Amerimax Building Products, Inc., Amerimax Coated Products and Johnson Door Products, Inc. in favor of the Guarantied Parties referred to therein

10.13*	U.S. Holdings Guaranty, dated as of September 25, 1996, by Amerimax Holdings, Inc. in favor of the Guaranteed Parties referred to therein
10.14*	U.S. Holdings Pledge Agreement, dated as of September 25, 1996, by Amerimax Holdings, Inc., to Banque Paribas, as Agent
10.15*	U.S. Operating Co. Guaranty, dated as of September 25, 1996, by Amerimax Fabricated Products, Inc. in favor of the Guarantied Parties referred to therein
10.16*	U.S. Operating Co. Pledge Agreement dated as of September 25, 1996, by Amerimax Fabricated Products, Inc. to Banque Paribas, as Agent
10.17*	Euramax Assignment Agreement, dated as of September 25, 1996, by Euramax International plc in favor of Banque Paribas, as Agent
10.18*	Euramax Pledge Agreement, dated as of September 25, 1996, by Euramax International plc to Banque Paribas, as Agent
10.19*	Building Products Pledge Agreement, dated as of September 25, 1996, by Amerimax Building Products, Inc. to Banque Paribas, as Agent
10.20*	Dutch Holdings Guaranty, dated as of September 25, 1996, by Euramax European Holdings B.V. in favor of the Guarantied Parties referred to therein
10.21*	Dutch Company Guaranty, dated as of September 25, 1996, by Euramax Netherlands B.V., in favor of the Guarantied Parties referred to therein
10.22*	Dutch Operating Co. Guaranty, dated as of September 25, 1996, by Euramax Europe B.V., in favor of the Guarantied Parties referred to therein
10.23*	Dutch Subsidiary Guaranty, dated as of September 25, 1996, by Euramax Coated Products B.V., in favor of the Guarantied Parties referred to therein
10.24***	Amended and Restated Credit Agreement, dated as of July 16, 1997, by and among Amerimax Fabricated Products, Euramax Holdings Limited, Euramax Europe B.V., Euramax Netherlands B.V., as Borrowers; Euramax International plc, Amerimax Holdings, Inc., Euramax European Holdings plc, Euramax European Holdings B.V., Euramax Europe Limited and certain of their operating subsidiaries, as other Loan Parties; Banque Paribas, as Agent, as a Lender and as the Issuer; and the other lenders named therein. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 28, 1997.)

10.25***	Amendment to Credit Agreement, dated as of December 18, 1997, by and among Amerimax Fabricated Products, Euramax Holdings Limited, Euramax Europe B.V., Euramax Netherlands B.V., as Borrowers; Euramax International plc, Amerimax Holdings, Inc., Euramax European Holdings plc, Euramax European Holdings B.V., Euramax Europe Limited and certain of their operating subsidiaries, as other Loan Parties; Banque Paribas, as Agent, as a Lender and as the Issuer; and the other lenders named therein. (Incorporated by reference to Exhibit 10.25 of the Registrant’s Form 10-K for the year ended December 26, 1997.)

10.26****	Incentive Compensation Plan effective January 1, 1997, by Euramax International Limited
10.27****	Phantom Stock Plan effective January 1, 1999, by Euramax International Limited
10.28*****	Amendment and Waiver dated as of April 6, 1999, among Euramax International Limited, and its subsidiaries, Paribas (as Agent and Lender), and the Lenders, to the Amended and Restated Credit Agreement dated as of July 16, 1997

10.29*******	Amendment, dated as of December 8, 1999, among Euramax International Limited, the other Loan Parties, the Swing Loan Lender and the Issuer and Paribas, as Agent, to (a) the Amended and Restated Credit Agreement, dated as of July 16, 1997 and (b) the other Loan Documents

10.30*******	Amendment and Consent, dated as of December 9, 1999, among Euramax International Limited, the other Loan Parties, the Swing Loan Lender and the Issuer and Paribas, as Agent, to (a) Amended and Restated Credit Agreement, dated as of July 16, 1997 and (b) the other Loan Documents

10.31*********	Amendment and Waiver dated as of April 10, 2000, among Euramax International, Inc. and its subsidiaries, Paribas (as Agent and Lender), and the Lenders, to the Amended and Restated Credit Agreement dated as of July 16, 1997

10.32**********	Amendment and Waiver dated as of March 19, 2001, among Euramax International, Inc. and its subsidiaries, Paribas (as Agent and Lender), and the Lenders, to the Amended and Restated Credit Agreement dated as of July 16, 1997

*	Incorporated by reference to the Exhibit with the same number in the Registrant’s Registration Statement on Form S-4 (333-05978) which became effective on February 7, 1997.
**	Incorporated by reference to the Exhibit with the same number in the Registrant’s Annual Report on Form 10-K (333-05978) which was filed on March 12, 1998.
***	Incorporated by reference to the Exhibit with the same number in the Registrant’s Annual Report on Form 10-K (333-05978) which was filed on March 15, 1999.
****	Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on April 26, 1999.
*****	Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on August 2, 1999.
******	Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on November 3, 1999.
*******	Incorporated by reference to the Exhibit with the same number in the Registrant’s Annual Report on Form 10-K (333-05978) which was filed on March 23, 2000.
********	Incorporated by reference to Exhibit 2.2 in the Registrant’s Current Report on Form 8-K (333-05978) which was filed on April 24, 2000.
*********	Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on August 10, 2000.
**********	Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on May 10, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Euramax International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURAMAX INTERNATIONAL, INC.

Signature	Title	Date

/s/ J. DAVID SMITH	Chief Executive Officer and President	August 9, 2001

J. David Smith

/s/ R. SCOTT VANSANT	Chief Financial Officer and Secretary	August 9, 2001

R. Scott Vansant