Form 10-Q
period 2001-09-28
EURAMAX INTERNATIONAL PLC
filed 2001-11-08
CIK 1026743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2001

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

☒ Yes  ☐ No

                As of November 8, 2001, Registrant had outstanding 445,822.44 shares of Class A common stock and 44,346.80 shares of Class B common stock.

Part I - Financial Information

Item 1.  Financial Statements

Euramax International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Thousands of U.S. Dollars)

(Unaudited)

	Quarters ended		Nine months ended
	September 28, 2001	September 29, 2000	September 28, 2001	September 29, 2000

Net sales	$159,329	$159,534	$448,163	$465,522

Costs and expenses:
Cost of goods sold	125,793	132,875	359,966	381,778
Selling and general	15,795	14,393	45,016	42,097
Depreciation and amortization	4,383	4,365	13,260	12,424
Earnings from operations	13,358	7,901	29,921	29,223

Interest expense, net	(5,911)	(6,727)	(18,963)	(18,925)
Other expense, net	(94)	(220)	(2,912)	(871)
Earnings before income taxes	7,353	954	8,046	9,427
Provision for income taxes	3,911	1,498	4,232	5,185
Net earnings (loss)	$3,442	$(544)	$3,814	$4,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Thousands of U.S. Dollars)

(Unaudited)

	September 28, 2001	December 29, 2000

ASSETS
Current assets:
Cash and equivalents	$6,973	$8,134
Accounts receivable, net	96,570	73,721
Inventories	71,105	81,215
Other current assets	4,910	4,821
Total current assets	179,558	167,891
Property, plant and equipment, net	113,436	119,218
Goodwill, net	109,070	113,324
Deferred income taxes	5,611	5,615
Other assets	7,108	7,011
	$414,783	$413,059

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdrafts	$3,700	$1,709
Accounts payable	66,740	57,975
Accrued expenses and other current liabilities	25,139	26,646
Current maturities of long-term debt	43,038	2,247
Total current liabilities	138,617	88,577
Long-term debt, less current maturities	183,400	233,281
Deferred income taxes	15,988	16,952
Other liabilities	10,689	10,468
Total liabilities	348,694	349,278
Shareholders'equity:
Common stock	500	500
Additional paid-in capital	53,220	53,220
Treasury stock	(1,581)	(1,581)
Retained earnings	23,666	19,852
Accumulated other comprehensive loss	(9,716)	(8,210)
Total shareholders' equity	66,089	63,781
	$414,783	$413,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Thousands of U.S. Dollars)

(Unaudited)

	Nine months ended
	September 28, 2001	September 29, 2000

Net cash provided by (used in) operating activities	$14,014	$(1,625)

Cash flows from investing activities:
Purchases of businesses	-	(45,550)
Proceeds from sales of assets	1,267	397
Capital expenditures	(6,469)	(7,292)
Net cash used in investing activities	(5,202)	(52,445)

Cash flows from financing activities:
Net borrowings on revolving credit facility	5,045	24,883
Repayment of long-term debt	(12,989)	(4,899)
Proceeds from long-term debt	-	40,000
Purchase of treasury stock	-	(1,581)
Payment to terminate interest rate swap	(3,160)	-
Changes in cash overdrafts	1,991	(582)
Net cash (used in) provided by financing activities	(9,113)	57,821

Effect of exchange rate changes on cash	(860)	(1,936)

Net (decrease) increase in cash and equivalents	(1,161)	1,815
Cash and equivalents at beginning of period	8,134	13,385
Cash and equivalents at end of period	$6,973	$15,200

Euramax International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Thousands of U.S. Dollars)

(Unaudited)

1.   Basis of Presentation:

For purposes of this report the “Company” refers to Euramax International, Inc. (“Euramax”) and Subsidiaries, collectively.

The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of the management of the Company, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein.  All adjustments are of a normal recurring nature unless otherwise disclosed.  Management believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows.  These Condensed Consolidated Financial Statements should be read in conjunction with the year-end Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2000.  Operating results for the period ended September 28, 2001, are not necessarily indicative of future results that may be expected for the year ending December 28, 2001.

Per share data has not been presented since such data provides no useful information, as the shares of the Company are closely held.

Certain 2000 amounts have been reclassified to conform to current year presentation.

2.  Acquisitions:

On April 10, 2000 (the “Acquisition Date”), the Company’s wholly owned subsidiary, Amerimax Home Products, Inc., acquired substantially all of the assets and assumed certain liabilities of Gutter World, Inc. and Global Expanded Metals, Inc., companies under common control, (“Gutter World” and “Global”, respectively) (the “Gutter World and Global Acquisition”).  The purchase price, including approximately $372.2 thousand in acquisition-related fees and expenses, was approximately $45.6 million in cash, plus the assumption of approximately $2.6 million of liabilities.  These companies manufacture raincarrying accessories, such as gutter guards, water diverters and downspout strainers, as well as door guards, sold primarily to home centers.  Additionally, the companies manufacture and sell expanded metal products to original equipment manufacturers.  The results of operations of Gutter World and Global are included in the Condensed Consolidated Statement of Earnings from the Acquisition Date.

The following unaudited pro forma data present the results of operations for the nine months ended September 29, 2000, as though the Gutter World and Global Acquisition had been completed January 1, 2000, and assume that there are no other changes in operations of the Company. Such pro forma information includes adjustments to interest expense; changes in amortization of goodwill relating to the allocation of the purchase price; elimination of the effect of transactions between Gutter World and a Euramax subsidiary and between Gutter World and Global; and the income tax effect related to these items.  The pro forma results are not necessarily indicative of the financial results that might have occurred had the Gutter World and Global Acquisition actually taken place on the first day of the fiscal year or of the future results of operations.  Certain Financial Statements and Exhibits for the Gutter World and Global Acquisition can be found in the Company’s Current Report on Form 8-K, filed April 24, 2000.

Nine months ended September 29, 2000

Net sales	$469,675
Earnings before income taxes	6,763
Net earnings	2,704

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

In July 2001, the FASB issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets”.  Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually for impairment.  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.  The amortization provisions of SFAS No. 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001.  With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will adopt the new accounting rules beginning January 1, 2002.  Management is currently assessing the financial impact SFAS No. 141 and SFAS No. 142 will have on the Consolidated Financial Statements.

4.  Inventories:

Inventories were comprised of:

	September 28, 2001	December 29, 2000

Raw materials	$53,984	$58,101
Work in process	2,813	9,067
Finished products	14,308	14,047
	$71,105	$81,215

5.  Long-Term Obligations:

Long-term obligations consisted of the following:

	September 28, 2001	December 29, 2000

Credit Agreement:
Revolving Credit Facility	$42,487	$38,522
Term Loans	48,951	62,006
11.25% Senior Subordinated Notes due 2006	135,000	135,000
	226,438	235,528
Less current portion	(43,038)	(2,247)
	$183,400	$233,281

Borrowings under the Company’s revolving credit facility become due on June 30, 2002, at which date the facility expires.  Accordingly, amounts outstanding on the revolving credit facility are classified within current maturities of long-term debt as of September 28, 2001.  The Company intends to refinance borrowings under the revolving credit facility prior to its maturity.  The Company’s management believes that it will be able to effect this refinancing based upon current expectations for operating performance and future liquidity needs, although no assurance to that affect can be given.

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

6. Financial Instruments and Risk Management

In connection with the Company’s risk-management strategy, the Company enters into currency agreements and interest rate agreements for other than trading purposes with major financial institutions to reduce the impact of exchange rate fluctuations and/or interest rate fluctuations related to debt payments.  In July 2001, the Company terminated it’s interest rate swap and cap agreement.  This agreement capped the highest rate of interest to be paid on a portion of the Company’s U.S. Dollar variable rate indebtedness, in addition to providing for the Company to exchange floating U.S. Libor interest rates for a floating rate tied to a historically less volatile index.  The cost to the Company for terminating this agreement was $3.2 million.  The agreement was not designated as a hedge under SFAS 133.  The Company recognized a loss of $1.8 million on the agreement during the nine months ended September 28, 2001.  This loss was recorded as other expense.

7.  Commitments and Contingencies:

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

8.     Comprehensive Income:

	Quarters ended		Nine months ended
	September 28, 2001	September 29, 2000	September 28, 2001	September 29, 2000

Net earnings (loss)	$3,442	$(544)	$3,814	$4,242
Other comprehensive earnings (loss):
Foreign currency translation adjustment	2,349	(2,175)	(1,008)	(3,547)
Gain (loss) on derivative instruments, net:
Cumulative effect of adopting SFAS 133	-	-	(2,014)	-
Net changes in fair value of derivatives	(596)	-	1,006	-
Reclassified from OCI into earnings	792	-	510	-

Comprehensive income (loss)	$5,987	$(2,719)	$2,308	$695

9.  Income Taxes:

The income tax provision for the nine months ended September 28, 2001 and September 29, 2000, is computed at the effective rate projected to be applicable for the full year using the statutory rates on a country by country basis.

10.  Segment Information:

For detailed information regarding the Company’s reportable segments, see Note 12 to the Consolidated Financial Statements of the Company for the year ended December 29, 2000, set forth in the Company’s Annual Report on Form 10-K.

Information about reported segments and a reconciliation of total segment sales to total consolidated sales and of total segment EBITDA to total consolidated earnings before income taxes, for the quarters and nine months ended September 28, 2001 and September 29, 2000, is as follows:

	Quarters Ended		Nine months ended
	September 28, 2001	September 29, 2000	September 28, 2001	September 29, 2000

Sales
European Roll Coating	$28,570	$33,087	$100,197	$111,371
U.S. Fabrication	118,771	115,716	305,962	311,286
European Fabrication	12,586	11,723	43,897	45,435
Total segment sales	159,927	160,526	450,056	468,092

Eliminations	(598)	(992)	(1,893)	(2,570)
Consolidated net sales	$159,329	$159,534	$448,163	$465,522

EBITDA
European Roll Coating	$2,531	$3,752	$11,675	$15,205
U.S. Fabrication	14,565	8,983	27,458	24,926
European Fabrication	1,120	1,022	5,337	5,289
Total EBITDA for reportable segments	18,216	13,757	44,470	45,420

Expenses that are not segment specific	(569)	(1,711)	(4,201)	(4,644)
Depreciation and amortization	(4,383)	(4,365)	(13,260)	(12,424)
Interest expense, net	(5,911)	(6,727)	(18,963)	(18,925)
Consolidated net earnings before income taxes	$7,353	$954	$8,046	$9,427

Segment assets are not included in the above table because asset information is not reported by segment in the information reviewed by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and addressing performance.

The following table reflects revenues from external customers by groups of similar products for the quarters and nine months ended September 28, 2001 and September 29, 2000:

		Quarters Ended		Nine months ended
		September 28, 2001	September 29, 2000	September 28, 2001	September 29, 2000
Customers/Markets	Primary Products

Original Equipment Manufacturers ("OEMs")	Painted aluminum sheet and coil; fabricated painted aluminum,-laminated and fiberglass panels;.RV doors, windows and-roofing; and composite building.panels	$55,199	$59,869	$185,921	$205,895
Rural Contractors	Steel and aluminum roofing and siding	36,316	32,491	87,891	86,333

Home Centers	Raincarrying systems, roofing accessories, windows, doors and shower enclosures	35,890	36,520	85,080	78,805
Manufactured Housing	Steel siding and trim components	5,917	7,700	18,668	28,071

Distributors	Metal coils, raincarrying systems and roofing accessories	9,790	8,263	25,487	24,605
Industrial and Architectural Contractors	Standing seam panels and siding and roofing accessories	4,627	5,513	13,307	15,195

Home Improvement Contractors	Vinyl replacement windows; metal coils, raincarrying systems; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings	11,590	9,178	31,809	26,618
		$159,329	$159,534	$448,163	$465,522

11.   Supplemental Condensed Combined Financial Statements:

On September 25, 1996, the Company issued Senior Subordinated Notes due 2006 (the “Notes”). Euramax International Limited, Euramax European Holdings Limited and Euramax European Holdings B.V. are co-obligors under the Notes (the “Co-Obligors”).  Euramax International, Inc. has provided a full and unconditional guarantee of the Notes (“Parent Guarantor”).  In addition, Amerimax Holdings, Inc., Amerimax Fabricated Products, Inc., Euramax International Holdings Limited and Euramax Continental Limited, holding company subsidiaries of Euramax, have provided full and unconditional guarantees of the Notes (collectively, the “Guarantor Subsidiaries”).  The following supplemental condensed combining financial statements as of September 28, 2001 and December 29, 2000, and for the quarters and nine months ended September 28, 2001 and September 29, 2000, reflect the financial position, results of operations, and cash flows of each of the Parent Guarantor, the Co-Obligors, and such combined information of the Guarantor Subsidiaries and the non-guarantor subsidiaries, principally the operating subsidiaries, (collectively, the "Non-Guarantor Subsidiaries").  The Co-Obligors and Guarantors are wholly–owned subsidiaries of Euramax and are each jointly, severally, fully, and unconditionally liable under the Notes. Separate complete financial statements of each Co–Obligor and Guarantor are not presented because management has determined that they are not material to investors.

	Quarter ended September 28, 2001
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings-B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$-	$-	$-	$-	$-	$159,329	$-	$159,329

Costs and expenses:
Cost of goods sold	-	-	-	-	-	125,793	-	125,793
Selling and general	306	104	-	-	52	15,333	-	15,795
Depreciation and amortization	-	-	-	-	83	4,300	-	4,383
(Loss) earnings from operations	(306)	(104)	-	-	(135)	13,903	-	13,358
Equity in earnings (loss) of subsidiaries	4,829	650	(1,443)	1,317	7,688	-	(13,041)	-
Interest expense, net	(1,628)	(24)	(153)	(48)	(2,877)	(1,181)	-	(5,911)

Other (expense) income, net	(26)	(78)	1,153	93	(412)	(824)	-	(94)
Earnings (loss) before income taxes	2,869	444	(443)	1,362	4,264	11,898	(13,041)	7,353
(Benefit) provision for income taxes	(573)	(51)	307	23	(565)	4,770	-	3,911

Net earnings (loss)	$3,442	$495	$(750)	$1,339	$4,829	$7,128	$(13,041)	$3,442

	Quarter ended September 29, 2000
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Eurama European Holdings Limited (Co-Obligor)	Euramax European Holdings-B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$-	$-	$-	$-	$-	$159,534	$-	$159,534

Costs and expenses:
Cost of goods sold	-	-	-	-	275	132,600	-	132,875
Selling and general	846	254	-	-	88	13,205	-	14,393
Depreciation and amortization	-	-	-	-	92	4,273	-	4,365
(Loss) earnings from operations	(846)	(254)	-	-	(455)	9,456	-	7,901
Equity in earnings (loss) of subsidiaries	20	-	(885)	3,480	620	-	(3,235)	-

Interest expense, net	(376)	(25)	(88)	(3)	(1,024)	(5,211)	-	(6,727)
Other income (expense), net	-	85	(810)	(3,049)	-	3,554	-	(220)
(Loss) earnings before income taxes	(1,202)	(194)	(1,783)	428	(859)	7,799	(3,235)	954
(Benefit) provision for income taxes	(658)	(66)	(263)	(1,060)	(878)	4,423	-	1,498

Net (loss) earnings	$(544)	$(128)	$(1,520)	$1,488	$19	$3,376	$(3,235)	$(544)

	Nine months ended September 28, 2001
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings-B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$-	$-	$-	$-	$-	$448,163	$-	$448,163

Costs and expenses:
Cost of goods sold	-	-	-	-	-	359,966	-	359,966
Selling and general	1,188	239	-	-	(391)	43,980	-	45,016
Depreciation and amortization	-	-	-	-	264	12,996	-	13,260
(Loss) earnings from operations	(1,188)	(239)	-	-	127	31,221	-	29,921
Equity in earnings (loss).of subsidiaries	7,260	4,330	(794)	5,678	15,717	-	(32,191)	-
Interest expense, net	(4,129)	(74)	(308)	(217)	(9,746)	(4,489)	-	(18,963)
Other (expense) income, net	(18)	(46)	(370)	(206)	(2,793)	521	-	(2,912)
Earnings (loss) before income taxes	1,925	3,971	(1,472)	5,255	3,305	27,253	(32,191)	8,046
(Benefit) provision for income taxes	(1,889)	(77)	(183)	(125)	(3,955)	10,461	-	4,232

Net earnings (loss)	$3,814	$4,048	$(1,289)	$5,380	$7,260	$16,792	$(32,191)	$3,814

	Nine months ended September 29, 2000
	Euramax International, Inc (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings -B.V- (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$-	$-	$-	$-	$-	$465,522	$-	$465,522

Costs and expenses:
Cost of goods sold	-	-	-	-	275	381,503	-	381,778
Selling and general	2,552	495	-	-	397	38,653	-	42,097
Depreciation and amortization	-	-	-	-	273	12,151	-	12,424
(Loss) earnings from operations	(2,552)	(495)	-	-	(945)	33,215	-	29,223
Equity in earnings of subsidiaries	6,486	4,568	421	9,483	7,884	-	(28,842)	-
Interest expense, net	(1,127)	(75)	(288)	(178)	(1,137)	(16,120)	-	(18,925)
Other income (expense), net	-	76	(2,539)	(5,156)	(44)	6,792	-	(871)
Earnings (loss) before income taxes	2,807	4,074	(2,406)	4,149	5,758	23,887	(28,842)	9,427
(Benefit) provision for income taxes	(1,435)	(121)	(828)	(1,843)	(724)	10,136	-	5,185

Net earnings (loss)	$4,242	$4,195	$(1,578)	$5,992	$6,482	$13,751	$(28,842)	$4,242

	As of September 28, 2001
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited Co-Obligor)	Euramax European Holdings Limited Co-Obligor)	Euramax European Holdings-B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	ASSETS
Current assets:
Cash and equivalents	$-	$-	$-	$116	$-	$6,857	$-	$6,973
Accounts receivable, net	1	22	-	-	-	96,547	-	96,570
Inventories	-	-	-	-	-	71,105	-	71,105
Other current assets	26	-	-	-	500	4,384	-	4,910
Total current assets	27	22	-	116	500	178,893	-	179,558
Property, plant and equipment, net	-	-	-	-	58	113,378	-	113,436
Amounts due from affiliates	90,695	79,515	47,820	3,514	135,605	34,424	(391,573)	-
Goodwill, net	-	-	-	-	7,870	101,200	-	109,070
Investment in consolidated subsidiaries	127,022	27,192	(11,902)	28,372	192,066	-	(362,750)	-
Deferred income taxes	-	169	-	-	13	5,429	-	5,611
Other assets	-	1,679	429	441	793	3,766	-	7,108
	$217,744	$108,577	$36,347	$32,443	$336,905	$437,090	$(754,323)	$414,783

	LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdrafts	$-	$-	$-	$-	$44	$3,656	$-	$3,700
Accounts payable	-	-	-	-	170	66,570	-	66,740
Accrued expenses and other current liabilities	(1,922)	(1,588)	(2,247)	(1,972)	(3,788)	36,656	-	25,139
Current maturities of long-term debt	-	-	-	-	11,051	31,987	-	43,038
Total current liabilities	(1,922)	(1,588)	(2,247)	(1,972)	7,477	138,869	-	138,617
Long-term debt, less current maturities	37,216	70,605	27,179	-	43,358	5,042	-	183,400
Amounts due to affiliates	117,720	19,008	17,700	2,528	158,009	76,608	(391,573)	-
Deferred income taxes	(2,432)	-	-	-	(28)	18,448	-	15,988
Other liabilities	-	-	-	-	1,067	9,622	-	10,689
Total liabilities	150,582	88,025	42,632	556	209,883	248,589	(391,573)	348,694
Shareholders' equity:
Common stock	500	2	78	23	35,001	6,835	(41,939)	500
Additional paid-in capital	65,218	20,726	6,922	9,077	149,085	369,643	(567,451)	53,220
Treasury stock	(1,581)	-	-	-	-	-	-	(1,581)
Retained earnings (deficit)	6,879	7,519	(11,833)	27,918	(53,029)	(15,412)	61,624	23,666
Dividends declared	-	-	-	-	-	(165,518)	165,518	-
Accumulated other comprehensive loss	(3,854)	(7,695)	(1,452)	(5,131)	(4,035)	(7,047)	19,498	(9,716)
Total shareholders' equity	67,162	20,552	(6,285)	31,887	127,022	188,501	(362,750)	66,089
	$217,744	$108,577	$36,347	$32,443	$336,905	$437,090	$(754,323)	$414,783

	As of December 29, 2000
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings-B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

	ASSETS
Current assets:
Cash and equivalents	$-	$-	$-	$-	$27	$8,107	$-	$8,134
Accounts receivable, net	1	31	-	-	63	73,626	-	73,721
Inventories	-	-	-	-	-	81,215	-	81,215
Other current assets	126	-	-	-	1,271	3,424	-	4,821
Total current assets	127	31	-	-	1,361	166,372	-	167,891
Property, plant and equipment, net	-	-	-	-	109	119,109	-	119,218
Amounts due from affiliates	99,126	77,700	46,240	11,522	333,649	150,246	(718,483)	-
Goodwill, net	-	-	-	-	8,083	105,241	-	113,324
Investment in consolidated subsidiaries	121,120	23,411	(11,534)	23,711	130,061	-	(286,769)	-
Deferred income taxes	-	169	-	-	13	5,433	-	5,615
Other assets	-	1,931	499	524	1,119	2,938	-	7,011
	$220,373	$103,242	$35,205	$35,757	$474,395	$549,339	$(1,005,252)	$413,059

	LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdrafts	$-	$-	$-	$-	$(186)	$1,895	$-	$1,709
Accounts payable	-	-	-	-	148	57,827	-	57,975
Accrued expenses and other current liabilities	790	417	(1,268)	1,079	505	25,123	-	26,646
Current maturities of long-term debt	-	-	-	-	551	1,696	-	2,247
Total current liabilities	790	417	(1,268)	1,079	1,018	86,541	-	88,577
Long-term debt, less current maturities	37,216	70,605	27,179	-	65,517	32,764	-	233,281
Amounts due to affiliates	120,090	15,168	14,634	7,343	285,305	275,943	(718,483)	-
Deferred income taxes	(2,430)	-	-	-	490	18,892	-	16,952
Other liabilities	-	-	-	-	945	9,523	-	10,468
Total liabilities	155,666	86,190	40,545	8,422	353,275	423,663	(718,483)	349,278
Shareholders' equity:
Common stock	500	2	78	23	35,001	6,835	(41,939)	500
Additional paid-in capital	65,218	20,726	6,922	9,077	149,085	157,574	(355,382)	53,220
Treasury stock	(1,581)	-	-	-	-	-	-	(1,581)
Retained earnings (deficit)	3,065	3,471	(10,544)	22,538	(60,289)	(25,719)	87,330	19,852
Dividends declared	-	-	-	-	-	(6,485)	6,485	-
Accumulated other comprehensive loss	(2,495)	(7,147)	(1,796)	(4,303)	(2,677)	(6,529)	16,737	(8,210)
Total shareholders' equity	64,707	17,052	(5,340)	27,335	121,120	125,676	(286,769)	63,781
	$220,373	$103,242	$35,205	$35,757	$474,395	$549,339	$(1,005,252)	$413,059

	Nine months ended September 28, 2001
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings-B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net cash (used in)/provided by operating activities	$(6,061)	$(2,025)	$(1,035)	$(2,701)	$155,882	$35,472	$(165,518)	$14,014

Cash flows from investing activities:
Proceeds from sales of assets	-	-	-	-	-	1,267	-	1,267
Capital expenditures	-	-	-	-	-	(6,469)	-	(6,469)
Contributed capital to subsidiaries	-	-	-	-	(212,069)	-	212,069	-
Net cash used in investing activities	-	-	-	-	(212,069)	(5,202)	212,069	(5,202)

Cash flows from financing activities:
Net (repayments) borrowings on revolving credit facility	-	-	-	-	(300)	5,345	-	5,045
Repayment of long-term debt	-	-	-	-	(11,358)	(1,631)	-	(12,989)
Dividends paid	-	-	-	-	-	(165,518)	165,518	-
Contributed capital from parent	-	-	-	-	-	212,069	(212,069)	-
Payment to terminate interest rate swap	-	-	-	-	(3,160)	-	-	(3,160)
Change in cash overdrafts	-	-	-	-	230	1,761	-	1,991
Due to/from affiliates	6,061	2,025	1,054	3,007	70,748	(82,895)	-	-
Net cash provided by/(used in) financing activities	6,061	2,025	1,054	3,007	56,160	(30,869)	(46,551)	(9,113)

Effect of exchange rate changes on cash	-	-	(19)	(190)	-	(651)	-	(860)

Net increase/(decrease) in cash and equivalents	-	-	-	116	(27)	(1,250)	-	(1,161)
Cash and equivalents at beginning of period	-	-	-	-	27	8,107	-	8,134
Cash and equivalents at end of period	$-	$-	$-	$116	$-	$6,857	$-	$6,973

	Nine months ended September 29, 2000
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings-B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net cash (used in)/provided by operating activities	$(3,548)	$(1,602)	$(1,063)	$2,619	$2,573	$(604)	$-	$(1,625)
Cash flows from investing activities:
Purchases of businesses	-	-	-	-	-	(45,550)	-	(45,550)
Proceeds from sales of assets	-	-	-	-	-	397	-	397
Capital expenditures	-	-	-	-	(28)	(7,264)	-	(7,292)
Capital contributed to subsidiaries	-	-	-	-	(45,015)	-	45,015	-
Net cash used in investing activities	-	-	-	-	(45,043)	(52,417)	45,015	(52,445)
Cash flows from financing activities:
Net borrowings (repayments) on revolving credit facility	-	-	-	-	37,000	(12,117)	-	24,883
Repayment of long-term debt	-	-	-	-	(4,899)	-	-	(4,899)
Proceeds from long-term debt	-	-	-	-	40,000	-	-	40,000
Purchase of treasury stock	(1,581)	-	-	-	-	-	-	(1,581)
Capital contributed from parent	-	-	-	-	-	45,015	(45,015)	-
Changes in cash overdrafts	-	-	-	-	(1,623)	1,041	-	(582)
Due to/from affiliates	5,129	1,602	1,129	(2,430)	(29,545)	24,115	-	-
Net cash provided by/(used in) financing activities	3,548	1,602	1,129	(2,430)	40,933	58,054	(45,015)	57,821
Effect of exchange rate changes on cash	-	-	(66)	(189)	-	(1,681)	-	(1,936)

Net (decrease)/increase in cash and equivalents	-	-	-	-	(1,537)	3,352	-	1,815
Cash and equivalents at beginning of period	-	-	-	-	1,537	11,848	-	13,385
Cash and equivalents at end of period	$-	$-	$-	$-	$-	$15,200	$-	$15,200

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

Financial results for the nine months ended September 28, 2001, compared to the same period of 2000, reflect strong demand in the U.S. for raincarrying systems and accessory products from the home center industry and for vinyl windows from home improvement contractors.  Results also reflect sales growth to the European transportation industry, as the Company broadens its product offerings to this industry.  Operational improvements at the Helena, Arkansas paintline and lower aluminum and steel costs have also improved operating results in the first nine months of 2001.  Continued soft demand in the U.S. RV and manufactured housing markets, in addition to lower demand for painted aluminum and steel coil from industrial consumers in Europe have partially offset these improvements.  These conditions contributed to increase operating earnings for the nine months ended September 29, 2001 to $29.9 million, from $29.2 million in the nine months ended September 28, 2000.  Weak European currencies relative to the U.S. Dollar reduced operating earnings by approximately $765.3 thousand for the nine months ended September 29, 2001, compared to the nine months ended September 28, 2000.

Results of Operations

Quarter Ended September 28, 2001 as Compared to Quarter Ended September 29, 2000

The following table sets forth the Company's Statements of Earnings Data expressed as a percentage of net sales:

	Quarters ended
	September 28, 2001	September 29, 2000

Statements of Earnings Data:
Net sales	100.0%	100.0%
Costs and expenses:
Cost of goods sold	79.0	83.3
Selling and general	9.9	9.0
Depreciation and amortization	2.7	2.7
Earnings from operations	8.4	5.0
Interest expense, net	(3.7)	(4.2)
Other expense, net	(0.1)	(0.2)
Earnings before income taxes	4.6	0.6
Provision for income taxes	2.4	0.9
Net earnings (loss)	2.2%	(0.3)%

	Net Sales Quarters ended			Earnings from Operations Quarters ended

	September 28, 2001	September 29, 2000	Increase/ (decrease)	September 28, 2001	September 29, 2000	Increase/ (decrease)
In thousands

United States	$118,771	$115,717	2.6%	$11,263	$4,890	130.3%
Europe	40,558	43,817	(7.4)%	2,095	3,011	(30.4)%
Totals	$159,329	$159,534	(0.1)%	$13,358	$7,901	69.1%

Net Sales.  Net sales decreased 0.1% to $159.3 million for the quarter ended September 28, 2001, from $159.5 million for the quarter ended September 29, 2000.  The net sales increase in the U.S. was principally due to improved net sales of steel and aluminum roofing and siding to the rural contractor market, continued strong sales of vinyl windows to home improvement contractors and growth in sales of rain carrying products to distributors.  Partially offsetting these increases was continued weakness in sales to the recreational vehicle and manufactured housing markets.  The Company’s U.S. subsidiaries are included in the U.S. Fabrication Segment (see Note 10 to the Condensed Consolidated Financial Statements).

Excluding a decline in reported net sales of approximately $556.1 thousand due to the weakening of foreign exchange rates relative to the U.S. Dollar, third quarter net sales in Europe decreased by approximately 6.2% compared to the same period in 2000.  This decrease includes a decrease in net sales in the European Roll Coating segment of 11.9%, partially offset by an increase in net sales in the European Fabrication segment of 9.4% (see Note 10 to the Condensed Consolidated Financial Statements).  Sales in the European Roll Coating segment declined primarily from continued soft demand from industrial consumers for painted aluminum and steel sold from the United Kingdom and the Netherlands.  Weak demand from the building and construction industry throughout Western Europe, most notably in Germany, was the primary factor in the decline in demand from industrial consumers.  Sales in the European Fabrication segment increased primarily from improved sales from France to the transportation industry in Western Europe, in addition to improved sales of patio, shower and residential doors and bath enclosures to home centers in the United Kingdom.

Cost of goods sold.  Cost of goods sold, as a percentage of net sales, decreased to 79.0% for the quarter ended September 28, 2001, from 83.3% for the quarter ended September 29, 2000.  This decrease is primarily attributable to lower aluminum and steel costs. The average primary aluminum price on the London Metal Exchange declined approximately 11.8% in the quarter ended September 28, 2001, compared to the quarter ended September 29, 2000.  Lower steel costs have resulted from softness in the steel market resulting from lower worldwide demand.  Further cost reductions have been achieved through an improvement in operations at the coil coating facility in Helena, Arkansas, together with an overall reduction in workforce.

Selling and general.  Selling and general expenses, as a percentage of net sales, increased to 9.9% for the quarter ended September 28, 2001, from 9.0% for the quarter ended September 29, 2000.  This increase is primarily attributable to increases in advertising, the provision for bad debts and employee benefit costs.

Depreciation and amortization.  Depreciation and amortization, as a percentage of net sales, was 2.7% for the quarters ended September 28, 2001 and September 29, 2000.

Earnings from operations.  As noted above, earnings from operations in the U.S. increased to $11.3 million for the quarter ended September 28, 2001, from $4.9 million for the quarter ended September 29, 2000.  Earnings from operations in Europe decreased to $2.1 million for the quarter ended September 28, 2001, from $3.0 million for the quarter ended September 29, 2000. The increase in earnings from operations in the U.S. is largely attributable to lower material costs, most notably the cost of aluminum, in addition to operational improvement at the Helena, Arkansas paintline.  Additionally, benefits from cost reduction activities begun at the end of 2000 were more pronounced on increasing U.S. sales volume.  The decrease in earnings from operations in Europe is largely attributable to a decline in sales volume from industrial consumers of painted aluminum and steel sold from the United Kingdom and the Netherlands. Lower European earnings were also due to competitive pricing pressure in the United Kingdom where the strength of the British pound has limited export opportunities to continental Europe and increased selling and general expenses.

Interest expense, net.  Net interest expense decreased to $5.9 million for the quarter ended September 28, 2001, from $6.7 million for the quarter ended September 29, 2000. The decrease in interest expense is primarily due to a reduction in the amount of outstanding long-term debt.

Other expenses, net.  Other expenses decreased to $93.6 thousand for the quarter ended September 28, 2001, from $219.7 thousand for the quarter ended September 29, 2000.  The decrease in other expenses is primarily the result of a decrease in the foreign exchange loss recognized on foreign denominated long-term debt that is not hedged.

Provision for income taxes.  The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year.  The effective rate for the provision for income taxes decreased to 53.2% from 157.0% for the quarters ended September 28, 2001 and September 29, 2000, respectively.  The decrease in the effective rate is primarily due to an adjustment made during the third quarter of 2000 to adjust the year-to-date provision to approximate the effective tax rate expected to be applicable for the full year.

Nine Months Ended September 28, 2001 as Compared to Nine Months Ended September 29, 2000

The following table sets forth the Company’s Statement of Earnings Data expressed as a percentage of net sales:

	Nine months ended
	September 28,	September 29,
	2001	2000
Statements of Earnings Data:
Net sales	100.0%	100.0%
Costs and expenses:
Cost of goods sold	80.3	82.0
Selling and general	10.0	9.0
Depreciation and amortization	3.0	2.7
Earnings from operations	6.7	6.3
Interest expense, net	(4.2)	(4.1)
Other expense, net	(0.7)	(0.2)
Earnings before income taxes	1.8	2.0
Provision for income taxes	0.9	1.1
Net earnings	0.9%	0.9%

	Net Sales				Earnings from Operations
	Nine months ended				Nine months ended
	September 28,	September 29,	Increase/		September 28,	September 29,	Increase/
In thousands	2001	2000	(decrease)		2001	2000	(decrease)

United States	$305,957	$311,286	(1.7	) %	$17,827	$14,426	23.6%
Europe	142,206	154,236	(7.8	) %	12,094	14,797	(18.3)%
Totals	$448,163	$465,522	(3.7	) %	$29,921	$29,223	2.4%

Net Sales.  Net sales decreased 3.7% to $448.2 million for the nine months ended September 28, 2001, from $465.5 million for the nine months ended September 29, 2000.  Sales in the U.S. declined principally due to lower net sales of aluminum and laminated fiberglass wall products to the U.S. RV market, in addition to lower net sales of steel and aluminum roofing and siding to the manufactured housing market.  These decreases were partially offset by an increase in sales of rain carrying products to home centers, an increase in vinyl window sales to home improvement contractors and as a result of the Gutter World, Inc. and Global Expanded Metals, Inc. acquisitions in the second quarter of 2000 (see Note 2 to the Condensed Consolidated Financial Statements).  The Company’s U.S. subsidiaries are included in the U.S. Fabrication Segment (see Note 10 to the Condensed Consolidated Financial Statements).

Excluding a decline in reported net sales of approximately $8.4 million due to the weakening of foreign exchange rates relative to the U.S. Dollar, net sales in Europe decreased by approximately 2.3% for the nine months ended September 28, 2001, compared to the same period in 2000.  This decrease included a decrease in net sales in the European Roll Coating segment of 4.4% and an increase in net sales in the European Fabrication segment of 2.7% (see Note 10 to the Condensed Consolidated Financial Statements).  Sales in the European Roll Coating segment declined primarily from softening demand from industrial consumers for painted aluminum and steel from the United Kingdom and the Netherlands.  Sales in the European Fabrication segment increased primarily from improved sales from France to the transportation industry in Western Europe.

Cost of goods sold.  Cost of goods sold, as a percentage of net sales, decreased to 80.3% for the nine months ended September 28, 2001, from 82.0% for the nine months ended September 29, 2000.  This decrease is primarily attributable to lower raw material and labor costs.

Selling and general.  Selling and general expenses, as a percentage of net sales, increased to 10.0% for the nine months ended September 28, 2001, from 9.3% for the nine months ended September 29, 2000. This increase is primarily attributable to an increase in advertising, product warranty, the provision for bad debts and employee benefit costs, together with lower net sales.

Depreciation and amortization.  Depreciation and amortization, as a percentage of net sales, was 3.0% for the nine months ended September 28, 2001, compared to 2.4% for the nine months ended September 29, 2000.  This increase in depreciation and amortization is primarily the result of business acquisitions and the reduction in net sales.

Earnings from operations.  As noted above, earnings from operations in the U.S. increased to $17.8 million for the nine months ended September 28, 2001, from $14.4 million for the nine months ended September 29, 2000, and earnings from operations in Europe decreased to $12.1 million for the nine months ended September 28, 2001, from $14.8 million for the nine months ended September 29, 2000.  The increase in earnings from operations in the U.S. is largely attributable to lower raw material costs, most notably for aluminum, in addition to operational improvement at the Helena, Arkansas paintline and lower selling and general expenses.   The decrease in earnings from operations in Europe is partially attributable to the weakening of European currencies relative to the U.S. Dollar, which reduced reported operating earnings by $765.3 thousand compared to same period in 2000.  Additionally, lower European earnings resulted from competitive pricing pressure in the United Kingdom, less sales volume and an increase in selling and general expenses.

Interest expense, net.  Net interest expense increased to $19.0 million for the nine months ended September 28, 2001, from $18.9 million for the nine months ended September 29, 2000.  The increase in interest expense is primarily due to additional borrowings in April 2000 relating to the Gutter World and Global Acquisition.

Other expenses, net.  Other expenses increased to $2.9 million for the nine months ended September 28, 2001, from $871.2 thousand for the nine months ended September 29, 2000.  The increase in other expenses is primarily the result of the change in fair value of the Company’s derivative instruments that are not designated as hedges under SFAS 133 (see Note 3 to the Condensed Consolidated Financial Statements).  SFAS 133 was adopted by the Company effective December 30, 2000.

Provision for income taxes.  The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year.  The effective rate for the provision for income taxes decreased to 52.6% from 55.0% for the nine months ended September 28, 2001 and September 29, 2000, respectively.  The decrease in the effective rate is primarily due to higher earnings in 2001, mitigating the effect of permanent differences for non-deductible items on the effective tax rate.

Liquidity and Capital Resources

Liquidity.  The Company’s primary liquidity needs arise from debt service incurred in connection with acquisitions and the funding of capital expenditures.  The Company’s liquidity sources at September 28, 2001, included $57.5 million fully available under its revolving credit facility and $7.0 million in cash.  Effective March 19, 2001, the Company amended its Credit Agreement to, among other items, lower the minimum EBITDA requirement and the interest coverage ratio and raise the total leverage ratio.  The Company anticipates that these changes will provide flexibility sufficient to prevent an event of default during 2001 resulting from a breach of restrictive covenants, although no assurance to that effect can be given.

Borrowings under the Company’s revolving credit facility become due on June 30, 2002, at which date the facility expires.  Accordingly, amounts outstanding on the revolving credit facility are classified within current maturities of long-term debt as of September 28, 2001.  The Company intends to refinance borrowings under the revolving credit facility prior to its maturity.  The Company’s management believes that it will be able to effect this refinancing based upon current expectations for operating performance and future liquidity needs, although no assurance to that affect can be given.

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

The Company’s primary source of liquidity is funds generated from operations, which are supplemented by borrowings under the Credit Agreement.  Net cash provided by (used in) operating activities for the nine months ended September 28, 2001 and September 29, 2000, were $14.0 million and $(1.6) million, respectively. The increase in cash provided by operating activities for the nine months ended September 28, 2001, compared to the nine months ended September 29, 2000, is primarily related to a reduction in inventory levels resulting from a focused effort to reduce working capital levels.

Net cash used in investing activities decreased to $5.2 million for the nine months ended September 28, 2001, from $52.4 million for the nine months ended September 29, 2000.  This decrease is primarily a result of the Gutter World and Global Acquisition which occurred in April 2000.

Net cash (used in) provided by financing activities decreased to $(9.1) million for the nine months ended September 28, 2001, from $57.8 million for the nine months ended September 29, 2000, primarily due to borrowings under the Credit Agreement which occurred in April 2000 related to the Gutter World and Global Acquisition.  Additionally, the decrease in net cash (used in) provided by financing activities resulted from reduced borrowings under the Credit Agreement as a result of lower working capital needs in the nine months ended September 28, 2001, compared to the nine months ended September 29, 2000.

The above-noted sources are expected to provide the liquidity required, if necessary, to supplement cash from operations, although no assurance to that effect can be given.

Capital Expenditures.  The Company’s capital expenditures were $6.5 million and $7.3 million for the nine months ended September 28, 2001 and September 29, 2000, respectively. Capital expenditures in 2001 include approximately $1.2 million for improvements to the paintlines in Helena, Arkansas; Corby, England; and Roermond, The Netherlands; and approximately $2.8 million for several projects related to business expansion.  Capital expenditures in 2000 included approximately $2.6 million for several projects related to business expansion and cost reduction activities, and approximately $1.0 million for improvements to the paintlines in Helena, Arkansas; Roermond, the Netherlands; and Corby, England.  The balance of capital expenditures in both periods related to purchases and upgrades of fabricating equipment, transportation and material moving equipment, and information systems.

The Company has made and will continue to make capital expenditures to comply with Environmental Laws.  The Company estimates that its environmental capital expenditures for 2001 will approximate $150.0 thousand.

Working Capital Management.  Working capital was $40.9 million as of September 28, 2001, compared to $79.3 million as of December 29, 2000. The decrease in working capital is largely attributable to the classification of the Company’s revolving credit facility within current maturities of long-term debt as of September 28, 2001. The revolving credit facility was classified as long-term debt as of December 29, 2000.  Additionally, inventories have declined $10.1 million from December 29, 2000 to September 28, 2001, resulting from a focused effort to reduce working capital levels and lower aluminum and steel costs.  Partially offsetting these reductions in working capital was a seasonal increase in trade accounts receivable.

Environmental Matters

The Company’s exposure to environmental matters has not changed significantly from the year ended December 29, 2000.  For detailed information regarding environmental matters, see “Management’s Discussion and Analysis – Risk Management” set forth in the Company’s Annual Report on Form 10-K for the year ended December 29, 2000.

Note Regarding Forward-Looking Statements:  The Management’s Discussion and Analysis and other sections of this Form 10-Q may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, and management’s beliefs and assumptions.  Such forward-looking statements include terminology such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or variations of such words and similar expressions regarding beliefs, plans, expectations or intentions regarding the future.  Forward-looking statements in this report include, but are not limited to: (1) statements regarding the Company’s belief that borrowings under the revolving credit facility will be refinanced prior to its maturity; (2) statements regarding the Company anticipating the amendment to the Credit Agreement dated March 19, 2001, provides flexibility sufficient to prevent an event of default during 2001 resulting from a breach of restrictive covenants; and (3) statements regarding the Company’s expectation that its sources of liquidity will provide the liquidity required, if necessary, to supplement lower cash flow from operations.  These forward-looking statements are based on a number of assumptions that could ultimately prove inaccurate, and, therefore, there can be no assurance that they will prove to be accurate.  All such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  Important factors that could cause future financial performance to differ materially and significantly from past results and from those expressed or implied in this document include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), changes in business strategy or development plans, the cyclical demand for the Company’s products, the supply and/or price of aluminum and other raw materials, currency exchange rate fluctuations, environmental regulations, availability of financing, competition, reliance on key management personnel, ability to manage growth, loss of customers, and a variety of other factors.  For further information on these and other risks, see the “Risk Factors” section of Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2000, as well as the Company’s other filings with the Securities and Exchange Commission.  The Company assumes no obligation to update publicly its forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The following discussion about the Company’s risk-management activities includes forward-looking statements that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statement.  See “Note Regarding Forward Looking Statements” for additional information regarding the Private Securities Litigation Reform Act.  The Company’s management of market risk from changes in interest rates, exchange rates and commodity prices has not changed from the year ended December 29, 2000, with the exception of the termination of the interest rate swap and cap agreement (see Note 7 to the Condensed Consolidated Financial Statements).  For detailed information regarding the Company’s risk management, see “Management’s Discussion and Analysis – Risk Management” and "Item 7A. Quantitative and Qualitative Disclosures about Market Risk” set forth in the Company’s Annual Report on Form 10-K for the year ended December 29, 2000.

Interest Rate Risk

This analysis presents the hypothetical loss in fair value and increase in interest expense of those financial instruments and derivative instruments held by the Company at September 28, 2001, which are sensitive to changes in interest rates.  All other factors remaining unchanged, a hypothetical 10 percent increase in interest rates would decrease the fair value of the Company’s fixed-rate, long-term debt outstanding at September 28, 2001, by approximately $6.0 million, based upon the use of a discounted cash flow model, as compared to a hypothetical decrease in fair value of approximately $6.7 million at December 29, 2000.

A hypothetical 10 percent increase in interest rates for one year on the Company’s variable rate financial instruments and derivative instruments would increase interest expense by approximately $519.0 thousand as calculated at September 28, 2001, compared to a hypothetical increase in interest expense of approximately $919.0 thousand as calculated at December 29, 2000.

Foreign Currency Exchange Risk

This analysis presents the hypothetical increase in foreign exchange loss and increase in interest expense related to those financial instruments and derivative instruments held by the Company at September 28, 2001, which are sensitive to changes in foreign currency exchange risks.  A hypothetical 10 percent decrease in foreign currency exchange rates would increase the Company’s foreign exchange loss by approximately $860.0 thousand for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in foreign exchange loss of approximately $844.2 thousand for the year ended December 29, 2000.

All other factors remaining unchanged, a hypothetical 10 percent increase in foreign currency exchange rates for one year would increase interest expense by approximately $421.0 thousand as calculated at September 28, 2001, for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in interest expense of approximately $497.3 thousand as calculated at December 29, 2000.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)(1)       The following consolidated financial statements of Euramax International, Inc. and its subsidiaries are included in Part I, Item 1.

                Condensed Consolidated Statements of Operations for the quarters and nine months ended September 28, 2001 and September 29, 2000

                Condensed Consolidated Balance Sheets at September 28, 2001 and December 29, 2000

            Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2001 and September 29, 2000

                Notes to Condensed Consolidated Financial Statements

(b)           The Company filed no reports on Form 8-K during the three months ended September 28, 2001.

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

EURAMAX INTERNATIONAL, INC.

Signature	Title	Date

/s/ J. DAVID SMITH	Chief Executive Officer and President	November 8, 2001
J. David Smith

/s/ R. SCOTT VANSANT	Chief Financial Officer and Secretary	November 8, 2001
R. Scott Vansant