Form 10-K405
period 2001-12-28
EURAMAX INTERNATIONAL PLC
filed 2002-03-20
CIK 1026743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 28, 2001

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-05978

EURAMAX INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-2502320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5445 Triangle Pkwy Suite 350, Norcross, Georgia	30092
(address of principal executive offices)	(Zip Code)

(770) 449-7066
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.   ☒

As of March 20, 2002, Registrant has outstanding 445,822.44 shares of Class A common stock and 44,346.80 shares of Class B convertible common stock.

Note Regarding Private Securities Litigation Reform Act:  Statements contained in this Form 10-K that are not historical facts include forward-looking statements that are subject to the safe harbor rules created by the Private Securities Litigation Reform Act of 1995.  All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-K which address activities, events or developments which Euramax International, Inc. and subsidiaries (the “Company” or “Euramax”) expect or anticipate will or may occur in the future, including statements regarding the Company’s competitive position, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), changes in business strategy or development plans, cyclical demand for the Company’s products, the supply and/or price of aluminum and other raw materials, currency exchange rate fluctuations, the Company’s ability to pass on price increases, the impact of environmental laws and regulations, the availability of financing, reliance on key management personnel, ability to manage growth, the Company’s expectations regarding the adequacy of current financing arrangements, loss of customers, quantitative and qualitative disclosures about market risk, and other statements regarding future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts are forward looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.  However, whether actual results and developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ significantly and materially from past results and from the Company’s expectations, including the risk factors discussed in this Form 10-K, Item 1 “Business,” and Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” and other factors, many of which are beyond the control of the Company.  Consequently, all of the forward looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations.  The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.  Business

General

Euramax is an international producer of value-added aluminum, steel, vinyl and fiberglass fabricated products with facilities strategically located in the United Kingdom (“U.K.”), The Netherlands, France, and all major regions of the continental United States (“U.S.”). Euramax’s core products include specialty coated coils, aluminum recreational vehicle (“RV”) sidewalls, RV doors, farm and agricultural panels, metal and vinyl raincarrying systems, roofing accessories, soffit and fascia systems, and vinyl replacement windows.  The Company’s customers include original equipment manufacturers (“OEMs”) such as RV, commercial panel manufacturers and transportation industry manufacturers; rural contractors; home centers; manufactured housing producers; distributors; industrial and architectural contractors; and home improvement contractors.

Euramax operates downstream of producers of aluminum coil, aluminum extrusions, steel coil and aluminum ingot. These producers supply the Company with aluminum coil, aluminum extrusions and steel coil. The Company sold approximately 165 and 231 million pounds of aluminum and steel, respectively, in 2001. To a lesser extent, the Company also distributes and fabricates products manufactured from vinyl and fiberglass.

Euramax is a national supplier in several of its key U.S. product lines and is one of the only national suppliers with in-house coil coating capabilities to supply aluminum sidewalls to RV manufacturers and steel siding to manufactured housing customers. This gives the Company certain advantages over regional suppliers who do not have in–house manufacturing capabilities or national distribution networks. In addition, extensive in-house manufacturing capabilities coupled with product offerings made from alternate raw materials enable Euramax to react to changing customer preferences.

A significant portion of the Company’s sales are generated in niche markets where the Company has a leading market share, including aluminum RV sidewalls, metal raincarrying products and steel siding. The Company believes that in 2001 it sold at least 64% and 85% of the aluminum sidewalls used by RV manufacturers in the U.S. and Europe, respectively. These estimates are based upon the Company’s sales volume of aluminum sidewalls used by RV manufacturers, as a percentage of management’s estimate of total sales volume for such products.  In the same year, the Company sold aluminum and steel raincarrying products to more than 15 of the largest 50 home center companies in the U.S. The Company believes that in 2001 it sold at least 83% of all metal Do–It–Yourself raincarrying products sold to U.S. home centers. The Company also believes that it sold at least 35% of the steel siding sold to producers of manufactured housing in the U.S.  These estimates are based upon the Company’s sales volume of metal raincarrying products sold to U.S. home centers and steel siding sold to producers of manufactured housing as a percentage of management’s estimate of total sales volume for such products.  Net sales for 2001 in the U.S. and Europe were $406.8 million and $186.3 million, respectively.

In 1999, the Company was reorganized to become a U.S. outbound multinational group. Formerly a multinational company incorporated in the U.K. under the name of Euramax International Limited, the new parent holding company, Euramax International, Inc., is incorporated in the U.S. (see “The Transactions”).  Euramax International Limited was formed in 1996 by (i) ACP Holding Company (“ACP”), an affiliate of Citicorp Venture Capital, Ltd. (“CVC”) and (ii) CVC European Equity Partners, L.P. (“CVCEEP”) and CVC European Equity Partners (Jersey), L.P., (collectively with CVCEEP, “CVC Europe”, and collectively with CVC, the “Investor Group”) to acquire certain portions of the fabricated products operations of Alumax Inc., pursuant to the Acquisition (defined below).  Alumax Inc. was acquired by Aluminum Company of America in 1998, and is hereafter referred to as “Alumax.”  In 1998, ACP, a limited Delaware partnership, distributed its holdings in Euramax to the ACP partners (see Item 12 “Security Ownership of Certain Beneficial Owners and Management”).

Business Strategy

The Company’s strategy is to expand its leadership position as a producer of aluminum and steel products and to further diversify product offerings, customers and geographic regions in which it operates. Since the Company’s formation in 1996, management has pursued a strategy of improving the Company’s operations and profitability while positioning the Company for future growth.  Under this strategy, the Company is pursuing organic growth through product development, new territories and new customers. In addition, since its formation in September 1996, the Company has completed seven acquisitions which have enabled it to offer complementary products and expand its geographic coverage.  In addition, the Company has sold two businesses that did not serve management’s strategy (see “The Transactions”). The Company expects to continue identifying and acquiring businesses as part of executing its strategy.

The Transactions

Acquisition of Alumax’s fabricated products business in September 1996, and related financing

Pursuant to a purchase agreement (the “Acquisition Agreement”) dated June 24, 1996, between Euramax International Limited and Alumax, on September 25, 1996 (the “Closing Date”), Euramax International Limited purchased, through its wholly-owned subsidiaries, all of the issued and outstanding capital stock of certain of Alumax’s subsidiaries which operated a portion of Alumax’s fabricated products business (the “Acquisition”).  The purchase price of approximately $252.4 million, including acquisition expenses of $3.9 million and adjustments to give effect to certain items including cash acquired and working capital, was allocated to the assets and liabilities of the Company based upon their fair market value at the date of the Acquisition under the purchase method of accounting.

In order to finance the purchase price, Euramax International Limited and certain of its wholly-owned subsidiaries (i) incurred approximately $100.0 million of indebtedness under a credit agreement providing for $40.0 million in term loans and a revolving credit facility of up to $85.0 million (the “Credit Agreement”), (ii) issued $135.0 million of subordinated notes (the “Notes”) and (iii) issued to the Investor Group, certain members of management of the Company (the “Management Investors”) and an affiliate of Banque Paribas (the agent under the Credit Agreement), an aggregate of approximately $35.0 million in preference and ordinary shares (the “Equity Contribution”).

The Reorganization

In December 1999, Euramax International Limited completed a reorganization (the “Reorganization”) whereby Euramax International, Inc., a Delaware corporation, was positioned as the top holding company.  Prior to the Reorganization, the parent company was Euramax International Limited (formerly Euramax International plc), a company organized under the laws of England and Wales. Euramax International, Inc. and Euramax International Limited are hereafter referred to as the “Company” or “Euramax”.

The Reorganization was accomplished, in part, by means of a “scheme of arrangement” under section 425 of the United Kingdom Companies Act 1985, a U.K. judicial proceeding requiring the consent of the registered holders of the Company’s Notes, the lenders under the Company’s Credit Agreement, and the holders of each class of shares of Euramax.  As a result of the Reorganization, the new U.S. holding company of the group, Euramax International, Inc., is the reporting company for the consolidated group.  In addition, the new U.S. holding company, two new U.K. intermediate holding companies and Amerimax Fabricated Products, Inc., an intermediate U.S. holding company, were added as guarantors on the Company’s Notes, and certain covenants in the Company’s Notes were amended.

Acquisition of Fabral in July 1997

On July 17, 1997, the Company’s wholly owned subsidiary Amerimax Fabricated Products, Inc. acquired all of the issued and outstanding capital stock of Gentek Holdings, Inc. and its subsidiary Gentek Building Products, Inc. (collectively “Gentek” or “Fabral”) (the “Fabral Acquisition”) for approximately $75.3 million.  The purchase price was financed through additional borrowings under the Credit Agreement which was amended to, among other items, increase borrowings available for the Fabral Acquisition.  At the Fabral Acquisition date, Gentek was comprised principally of Fabral, a division of Gentek headquartered in Lancaster, Pennsylvania.  Fabral is a manufacturer and distributor of steel and aluminum roofing and wall paneling products specifically for the agricultural, commercial and industrial markets.

Acquisition of JTJ Laminating, Inc. in March 1997

On March 28, 1997, the Company’s wholly owned subsidiary Amerimax Building Products, Inc. purchased all of the issued and outstanding capital stock of JTJ Laminating, Inc. (“JTJ”) for approximately $2.2 million, including transaction expenses of $100.0 thousand, along with the assumption of outstanding indebtedness of $1.3 million.  At the closing date, approximately $2.4 million was paid in cash, of which $1.3 million was used to extinguish outstanding indebtedness of JTJ. The remaining purchase price of $1.0 million, representing consideration for certain non-compete agreements, is being paid out in ten equal annual installments ending in 2007.  JTJ specializes in the lamination of fiberglass and other product offerings.

Acquisition of Unimet Manufacturing, Inc. in February 1999

On February 5, 1999, the Company’s wholly owned subsidiary Amerimax Home Products, Inc. purchased certain assets related to the building materials business of Unimet Manufacturing, Inc. (“Unimet”) for approximately $3.3 million, including transaction expenses of approximately $135.4 thousand.  Approximately $2.8 million was paid in cash.  The remaining purchase price of $500.0 thousand, representing consideration for certain non-compete agreements, is being paid in five equal annual installments ending in 2004.

Acquisition of Color Clad plc in April 1999

On April 23, 1999, the Company’s wholly owned subsidiary Euramax Coated Products Limited purchased all of the issued and outstanding capital stock of Color Clad plc (“Color Clad”) for approximately $3.8 million, including transaction expenses of approximately $171.5 thousand.  Color Clad is a manufacturer of aluminum exterior walls and roofs sold primarily to U.K. RV manufacturers.

Acquisition of Atlanta Metal Products, Inc. in June 1999

On June 3, 1999, the Company’s wholly owned subsidiary Amerimax Fabricated Products, Inc. purchased all of the issued and outstanding capital stock of Atlanta Metal Products, Inc. (“AMP”) for approximately $15.6 million, excluding cash and including approximately $641.0 thousand of transaction expenses.  AMP is a manufacturer of metal raincarrying and roofing products sold primarily to the U.S. distributor market.

Acquisitions of Gutter World, Inc. and Global Expanded Metals, Inc. in April 2000

On April 10, 2000, the Company’s wholly owned subsidiary Amerimax Home Products, Inc. acquired substantially all of the assets and assumed certain liabilities of Gutter World, Inc. and Global Expanded Metals, Inc., companies under common control, (“Gutter World” and “Global”, respectively) (the “Gutter World and Global Acquisition”).  The purchase price, including approximately $372.2 thousand in acquisition-related fees and expenses, was approximately $45.6 million in cash.  Gutter World is a manufacturer of raincarrying accessories, such as gutter guards, water diverters and downspout strainers, as well as door guards sold primarily to home centers.  Global manufactures expanded metal products.

The Gutter World and Global Acquisition was financed through borrowings under the Credit Agreement, which was amended April 10, 2000.  See Note 6 to the Consolidated Financial Statements.

Market Leadership and Diversity of Business

The Company’s position as a leading international downstream producer of aluminum and steel products has historically enabled it to benefit from diversification across economic and product cycles among different geographic regions and customer groups. This diversification has historically enabled Euramax to maintain margins even though demand for certain products may be affected by seasonality and by changes in general and regional economic conditions such as trends in disposable income.

Leadership in several markets: The Company believes that its leadership position in a variety of niche markets continues to minimize the volatility of operating results. For example, the Company is a leading supplier of aluminum and steel sidewalls and siding to U.S. RV producers. In addition, the Company believes that its 2001 sales of raincarrying systems represent a majority of such products sold to U.S. home centers. Similar leading positions are enjoyed by the Company’s roll formed aluminum sheet and coil products sold to RV manufacturers in the U.S. and Europe.

Manufacturing expertise and diversity of products: The Company’s technological expertise and its ability to fabricate from alternative materials have allowed it to develop new products and applications and to respond to changing product requirements of its customers. Over time, Euramax has increased its ability to offer products manufactured from steel, vinyl and fiberglass, allowing it to meet regional material preferences, to provide substitute products for end-users and to retain customers in the event of demand shifts between raw materials.

Geographic diversity: The Company’s sales span both the continental U.S. and Europe, which represented approximately 68.6% and 31.4% of 2001 net sales, respectively. The Company has manufacturing or distribution facilities strategically located in the U.K., The Netherlands, France and all major regions of the continental U.S. The Company’s geographic diversity of sales limits reliance on any single regional economy in the U.S. or national economy in Europe.

Customer diversity: The Company is diversified by both size and type of customer. Of the Company’s more than 5,000 customers, no single customer accounted for more than 12.9% of net sales in 2001. The top ten customers accounted for approximately 31.9% of 2001 net sales and represented four distinct end-use markets. These characteristics minimize the Company’s reliance on individual customers or end–use markets.

Distribution capability: The Company’s manufacturing and distribution network consists of 35 strategically located facilities, of which 30 are located in the United States, and 5 are located in Europe. Euramax’s network of facilities allows the Company to offer more comprehensive service than its regional competitors and to meet the increasing demands of its customers for short delivery lead times.

Operating Segments

The Company’s reportable segments, aggregated according to manufacturing process, are as follows: European roll coating, U.S. fabrication and European fabrication.  Financial information and other disclosures relating to the Company’s operating segments are provided in Note 13 of the Consolidated Financial Statements.  See, also, “Products and Customers.”

Manufacturing Processes

The Company’s manufacturing processes employ a variety of equipment and several types of facilities. Management believes that the Company’s effective deployment of equipment enables it to manufacture standard and custom products efficiently and economically. The Company has the equipment necessary for manufacturing substantially all of its products in-house, which minimizes reliance on third party processors. This provides certain cost benefits while enabling the Company to add new products on a timely basis.

These capabilities provide certain marketing and pricing advantages, including the ability to control delivery time and to develop new and customer-specific products in an expeditious manner.

The Company’s manufacturing process generally begins with painting aluminum or steel coil through a process known as roll coating. Once coated, the aluminum or steel is further fabricated through selected processes which include tension leveling, embossing, slitting, rollforming, brake pressing, notching and bending. These processes complete the appropriate steps to fabricate a finished product.

The Company’s coating and fabrication capabilities are described in more detail as follows:

Coating (painting and anodizing):  Roll coating is the process of applying a variety of liquid coatings (primarily paint) to bare aluminum or steel coil, providing a baked-on finish that is both protective and decorative. Approximately 129 million pounds of aluminum (74 million pounds in the European roll coating segment and 55 million pounds in the U.S. fabrication segment) and approximately 32 million pounds of steel (12 million pounds in the European roll coating segment and 20 million pounds in the U.S. fabrication segment) were roll coated by the Company at its eight roll coating operations in 2001. The Company has three such coating lines in the U.S. and five in Europe. The three coating lines in the U.S. are primarily utilized for internal processing, while the five coating lines in Europe, located within two facilities, are utilized to supply roll coated products to external customers. The Company believes that its roll coating facility in Roermond, The Netherlands is one of only three facilities in the world capable of coating coil up to 100 inches in width. The Roermond line services a variety of markets in which wide coated aluminum is becoming increasingly important. Wide coils provide customers with the opportunity to produce products more economically by reducing labor costs and requiring fewer joints and seams in their manufacturing processes.

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

Fabrication:  After coating, much of the Company’s coil, in both its U.S. and European fabrication segments, is processed through slitting operations which cut coils into more narrow widths. The cut coils may then undergo a variety of downstream production processes which further fabricate the aluminum and steel sheet to form the desired product. Fabrication equipment includes rollformers, punch and brake presses and expanding machinery for a variety of applications.  Production machinery also includes equipment to bend, notch and cut aluminum and vinyl extrusions required, together with glass, for the assembly of windows and doors.

In 1995, the Company introduced laminated fiberglass products for use in the RV and transportation markets.  The lamination process adheres fiberglass or aluminum sheet to a wood or other solid substrate that provides rigidity.  Further, in March 1997, the Company acquired JTJ Laminating, Inc. (see “The Transactions”) to further enhance its fiberglass lamination capabilities and laminated product offerings for its U.S. fabrication segment.

Products and Customers

The Company’s products are sold to a diverse group of customers operating in a variety of industries. The Company’s sales and marketing effort is organized on a decentralized basis to provide required services to its broad customer base in multiple geographic areas (see Note 13 to the Consolidated Financial

Statements). Customers include:

•      OEMs, including RV, Commercial Panel, and Transportation Industry Manufacturers

•      Rural Contractors

•      Home Centers

•      Manufactured Housing Producers

•      Distributors

•      Home Improvement Contractors

•      Industrial and Architectural Contractors

The table below lists the Company’s key products, materials used, customers and end–users, sales regions and segments:

Products	Primary Materials	Customers and End-Users	Primary Sales Regions	Segments
Specialty Coated Coils (painted aluminum and steel coils)	Aluminum, Steel	OEMs, RV Manufacturers, Transportation Industry Manufacturers, Various Building Panel Manufacturers	Europe	European Roll Coating

Roofing & Siding (including vehicle sidewalls and building panels)	Aluminum, Steel, Vinyl, Fiberglass	OEMs, RV Manufacturers, Manufactured Housing, Rural Contractors, Distributors, Industrial and Architectural Contractors, Home Improvement Contractors	U.S., Europe	U.S. and European Fabrication

Raincarrying Systems (gutters, downspouts)	Aluminum, Steel, Vinyl	Home Centers, Manufactured Housing, Rural Contractors, Home Improvement Contractors, Distributors	U.S.	U.S. Fabrication

Soffit (roof overhangs), Fascia (trims), Flashing (roofing valley material)	Aluminum, Steel	Home Centers, Manufactured Housing, Rural Contractors, Industrial and Architectural Contractors, Home Improvement Contractors	U.S.	U.S. Fabrication

Doors	Aluminum, Fiberglass	OEMs, RV Manufacturers, Distributors, Home Improvement Contractors	U.S., Europe	U.S. and European Fabrication

Windows	Aluminum, Vinyl	OEMs, RV Manufacturers, Home Improvement Contractors, Transportation Industry Manufacturers	U.S., Europe	U.S. and European Fabrication

The following table sets forth the percentage of the Company’s net sales attributable to its customers/markets:

	Years Ended
	December 28, 2001	December 29, 2000	December 31, 1999
OEMs	40.7%	44.3%	44.0%
Rural Contractors	20.3%	19.2%	20.4%
Home Centers	19.5%	16.1%	14.7%
Manufactured Housing Producers	4.1%	5.8%	8.3%
Distributors	5.6%	5.8%	4.8%
Home Improvement Contractors	6.8%	5.5%	4.4%
Industrial and Architectural Contractors	3.0%	3.3%	3.4%
	100.0%	100.0%	100.0%

Original Equipment Manufacturers (“OEMs”)

The Company supplies OEMs such as RV, commercial panel manufacturers and transportation industry manufacturers. The Company’s principal OEM customers are described below:

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

The Company believes its decorative coating capabilities in the U.S. and in Europe provide a distinct technological advantage. These capabilities enable the Company to paint a stripe or other decorative pattern directly onto the aluminum sheet according to customer specifications.  The alternative to a painted stripe is decorative tape, which must be applied to the aluminum sheet. The tape cannot be applied with the tight tolerances achieved by the Company’s painting process, and does not offer the same graphics variety.

In recent years, laminated fiberglass sidewalls have displaced aluminum sidewalls in the “towable” segment of the U.S. RV market.  In response to demand for laminated products in the U.S. markets, in 1995, the Company opened a lamination line, which can laminate fiberglass and aluminum, among other materials, to a variety of substrates.  In addition, in March 1997, the Company acquired JTJ Laminating, Inc. to further enhance its fiberglass lamination capabilities and laminated product offerings in the U.S.

Commercial Panel Manufacturers:  The Company sells painted aluminum coil to customers who produce commercial building panels. These panels become part of a total package of commercial building wall panels and facades. The Company also produces a composite “sandwich” building panel comprised of two aluminum skins with a polystyrene core, which insulates and abates noise. The panels are used in both residential  (e.g., room additions and patio enclosures) and commercial applications (e.g., service stations and school buildings) as well as in the construction of “cold rooms” used for the storage of perishable goods.

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

Rural Contractors

The Company supplies aluminum and steel roofing and siding products to rural contractors for use in agricultural and rural buildings such as sheds and animal confinement buildings. The Company sells its products to traditional rural contractors, including building supply dealers, building and agricultural cooperatives, and animal confinement integrators. Building suppliers and agricultural cooperatives typically purchase smaller quantities of product at multiple locations whereas contractors and integrators generally purchase large volumes for delivery to one site.  The Fabral Acquisition substantially increased the Company’s sales to rural contractors.  See “The Transactions.”

Home Centers

The Company’s home center customers supply the well-established Do-It-Yourself (“DIY”) market in the U.S., Canada, and the United Kingdom. In the U.S., the Company sells building and construction products, such as residential rain-carrying systems, roof flashing products, soffits, fascias, and steel roofing and siding.  In the United Kingdom, the Company sells doors, screen door guards, bath enclosures, and shower, patio, and residential doors. These products, which are designed for ease of installation by DIY consumers, are produced with aluminum, galvanized or painted steel, and vinyl, depending on regional preferences. Home centers include small hardware stores, large cooperative buying groups, lumberyards and major home center retailers. The Company believes that it is the leading supplier of DIY metal raincarrying systems in the U.S. Competitors are generally regional and, thus, do not have the advantages of a nationwide service and distribution network such as the Company’s.  The Company expects to continue to exploit these strengths to introduce additional DIY products that could be sold through this distribution channel. The Company’s acquisition of Unimet in February 1999 and Gutter World in April 2000 allowed it to expand its customer base and product offerings for raincarrying systems and accessories sold to home centers.  See Note 2 to the Consolidated Financial Statements and “The Transactions.”

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

Distributors

The Company sells to distributors and stockists (the European equivalent of distributors), which perform as service centers for the next tier of customers in both the U.S. and Europe. A distributor will typically purchase coil which is later broken down or fabricated prior to resale. Residential building products sold through distributors include a wide range of metal roof flashing materials, painted aluminum trim coil, raincarrying systems, fascia/soffit systems and drip edges.  The Company’s acquisition of AMP in June 1999 enhanced its position as a supplier of metal raincarrying and roofing products to the distributor market in the U.S. See Note 2 to the Consolidated Financial Statements and “The Transactions.”

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

Raw Materials

The Company’s products are principally manufactured from aluminum coils and extrusions and steel coils. During 2001, approximately 165 million pounds of aluminum products and approximately 231 million pounds of steel were sold. The proportion sold in 2001 by value is $313.7 million of aluminum and $157.5 million of steel. Steel weighs approximately three times as much as the same volume of aluminum. In addition, during 2001, the Company sold $121.9 million of products manufactured from materials other than aluminum and steel.

All of the Company’s raw material inputs are sourced from external suppliers. The Company purchases its steel and aluminum sheet requirements from several foreign and domestic aluminum and steel mills. Management believes there is sufficient supply in the market place to competitively source all of its requirements without reliance on any particular supplier. The Company’s large volume of aluminum and steel purchases afford it competitive market pricing.

Approximately 53% of the Company’s net sales are derived from sales of aluminum products. Compared to the cost of other raw materials used by the Company, the cost of aluminum is subject to a high degree of volatility caused by, among other items, the relationship of world aluminum supply to world aluminum demand.  However, as a fabricator, Euramax is less exposed to fluctuations in aluminum prices. Historically, prices at which the Company sells aluminum products tend to fluctuate with corresponding changes in the prices paid to suppliers for aluminum raw materials. Supplier price increases, of normal amount and frequency can generally be passed to customers within two to four months.  Conversely, as aluminum prices decline, corresponding price reductions are typically passed on to customers within the same time frame. Accordingly, the Company’s net sales and margins attributable to aluminum products may fluctuate with little or no change in the volume of aluminum shipments.

The Company continually scrutinizes aluminum costs and adjusts its purchasing, inventory and sales programs accordingly. From time to time, the Company enters into contracts for the purchase of aluminum and steel at market values in an attempt to assure a margin on specific customer orders.  Additionally, the Company has the option to commit to purchase a specific quantity of aluminum over a specified time period at a fixed price.  The Company would then be exposed for the difference between the fixed price and the market price of aluminum.  Historically, the Company has not engaged in extensive hedging activities intended to manage long-term risks relating to movements in market prices of steel and aluminum raw materials. However, from time to time, the Company may establish a maximum purchase price for varying quantities of future aluminum purchase requirements through the purchase of call options.  At times, high aluminum prices have led customers to use alternative products, including steel, vinyl and fiberglass. The Company believes that its ability to supply certain products manufactured from these alternatives provides it with a competitive advantage over competitors who do not offer these choices.

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

Environmental, Health and Safety Matters

The Company’s manufacturing facilities are subject to a range of federal, state, local and European environmental and occupational health and safety laws, including those which relate to air emissions, wastewater discharges, the handling and disposal of solid and hazardous waste, and the remediation of contamination associated with the current and past use of hazardous substances or materials (collectively, “Environmental Laws”). If a release of hazardous substances or materials occurs on or from the Company’s properties or any offsite disposal location used by the Company, or if contamination from prior activities is discovered at any of the Company’s properties, the Company may be held liable for the costs of remediation (including any response costs), natural resource damages and associated transaction costs. While the amount of such liability could be material, the Company devotes resources to ensuring that its current operations are conducted in a manner intended to reduce such risks.

Based upon environmental reviews conducted (i) internally on a quarterly basis, (ii) by outside consultants on a periodic basis, and (iii) by outside consultants in connection with the Acquisition, and assuming compliance by Alumax with its indemnification obligations under the Acquisition Agreement, the Company believes that it is currently in compliance with, and not subject to liability under, Environmental Laws except where such noncompliance or liability would not reasonably be expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries taken as a whole. Pursuant to the terms of the Acquisition Agreement, Alumax agreed to correct and to bear substantially all costs with respect to certain identified conditions of potential noncompliance and liability under Environmental Laws, none of which costs is currently believed to be material. Alumax’s indemnification obligations under the Acquisition Agreement are not subject to an aggregate dollar limitation and survive indefinitely with respect to specifically identified environmental matters. However, with respect to all other environmental matters, Alumax’s obligations are limited to $125.0 million and expire in September 2002.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Environmental Matters.”

Employees

As of December 28, 2001, the Company employed 2,226 people of which 905 were employed in Europe and 1,321 were employed in the United States. Of these employees, 30% were salaried and 70% were hourly employees. Manufacturing employees at three of the Company’s U.S. manufacturing facilities are covered by collective bargaining agreements.  The Company and its subsidiaries are not a party to any material pending labor proceedings and believe that employee relations are satisfactory.

Risk Factors

The Company has substantial leverage.

The Company incurred significant debt in connection with the Acquisition, the Fabral Acquisition and the Gutter World and Global Acquisition.  As of December 28, 2001, the Company had outstanding indebtedness of $207.7 million, and $61.5 million of equity. For the year ended December 28, 2001, the Company’s ratio of earnings to fixed charges was 1.46 to 1. The Company’s leveraged financial position poses substantial risks to holders of the Notes, including the risks that: (i) a substantial portion of the Company’s cash flow from operations is dedicated to the payment of interest on the Notes and the payment of principal and interest under the Amended and Restated Credit Agreement (see Note 14 to the Consolidated Financial Statements for discussion of the amendment and restatement of the Credit Agreement that occurred on March 15, 2002) and other indebtedness; (ii) the Company’s leveraged position may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, including acquisitions; and (iii) the Company’s highly leveraged financial position may make it more vulnerable to economic downturns and may limit its ability to withstand competitive pressures. The Company believes that, based on its current level of operations, it will have sufficient capital to carry on its business and will be able to meet its scheduled debt service requirements. However, there can be no assurance that the future cash flow of the Company will be sufficient to meet the Company’s obligations and commitments. In addition, the Amended and Restated Credit Agreement contemplates that all borrowings thereunder will become due prior to June 2005. If the Company is unable to generate sufficient cash flow from operations in the future to service its indebtedness and to meet its other commitments, the Company will be required to adopt one or more alternatives, such as refinancing or restructuring its indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. There can be no assurance that any of these actions could be effected on a timely basis or on satisfactory terms or that these actions would enable the Company to continue to satisfy its capital requirements. In addition, the terms of existing or future debt agreements, including the Amended and Restated Credit Agreement and related Indenture (as defined), may prohibit the Company from adopting any of these alternatives. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Demand for many of the Company’s products is cyclical.

Demand for most of the Company’s products is cyclical in nature and subject to changes in general economic conditions that affect market demand. Sales to the building and construction markets are driven by trends in commercial and residential construction, housing starts, residential repair and remodelings. Transportation market sales are also cyclical in nature and typically follow the trends in the automotive, truck and recreational vehicle manufacturing industries. Historically, lower demand has led to lower margins, lower production levels, or both.

The Company depends upon aluminum.

The Company’s primary raw material is aluminum coil. Because changes in aluminum prices are generally passed through to the Company’s customers, increases or decreases in aluminum prices generally cause corresponding increases and decreases in reported net sales, causing fluctuations in reported revenues that are unrelated to the level of business activity. However, if the Company is unable to pass through aluminum price changes to its customers in the future, the Company could be materially adversely affected. Any major dislocation in the supply and/or price of aluminum could have a material adverse effect on the Company’s business and financial condition. The Company is, therefore, subject to the short-term commodity risk of carrying aluminum in its inventory. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company depends upon steel.

The Company sold approximately $157.5 million of steel products in 2001.  The Company purchases a majority of its steel raw materials from domestic steel producers.  Recently, the U.S. government imposed significant tariffs on steel products imported by certain foreign producers.  Such tariffs of 30% in year 1, 24% in year 2 and 18% in year 3 are generally expected to increase the prices of the steel raw materials purchased by the Company.  While the Company anticipates that it will be able to increase its selling prices on steel products, no assurance to that effect can be given.  Therefore, the Company is subject to the risk of margin erosion resulting from the imposition of these steel tariffs.  Additionally, the imposition of these tariffs may limit the availability of steel raw materials as foreign producers import less steel.  While the Company expects that there will be an adequate supply to meet its demand for steel raw materials, no assurance to that effect can be given.  Therefore, the Company is subject to the risk of lost revenue in the event that it cannot obtain quantities of steel necessary to meet customer demand.

The Notes are subordinated to Senior Debt.

The Notes and related guarantees given by Amerimax Holdings, Inc. and Amerimax Fabricated Products, Inc., U.S. holding company subsidiaries, Euramax International, Inc., as well as Euramax International Holdings Limited and Euramax Continental Limited, U.K. holding company subsidiaries, are contractually subordinated to all Senior Debt (as defined) including all obligations under the Amended and Restated Credit Agreement. In the event of a circumstance in which the contractual subordination provisions apply, holders of the Notes will not be entitled to receive, and will have an obligation to pay over to holders of Senior Debt, any payments they may receive in respect of such notes, including any payments received in respect of any Claims (as defined in the related Indenture).  At December 28, 2001, the aggregate amount of consolidated indebtedness and other liabilities that the Notes are effectively subordinated to is approximately $187.8 million, of which approximately $72.7 million is outstanding under the Credit Agreement. The indebtedness under the Amended and Restated Credit Agreement will become due prior to the time the principal obligations under the Notes become due. The issuers of the Notes, which are Euramax International Limited, Euramax European Holdings Limited and Euramax European Holdings B.V. (collectively, the “Issuers”) and the guarantors, Amerimax Holdings, Inc., Amerimax Fabricated Products, Inc., Euramax International, Inc., Euramax International Holdings Limited and Euramax Continental Limited (the “Guarantors”), are holding companies and do not have any independent operations. Accordingly, the Notes and the Guarantees are structurally subordinated to all existing and future indebtedness of the subsidiaries of the Issuers and the Guarantors, through which the Company’s operations are conducted, including obligations under the Amended and Restated Credit Agreement. Subject to certain limitations, the Indenture permits the Issuers and their subsidiaries to incur additional indebtedness. See “The Transactions.” The holders of any indebtedness of the Issuers’ subsidiaries are entitled to payment of their indebtedness from the assets of such subsidiaries prior to the holders of any general unsecured obligations of the Issuers, including the Notes. In addition, substantially all of the assets of the Company and its subsidiaries are or may in the future be pledged to secure other indebtedness of the Company.

There are substantial restrictions imposed on the Company by the Amended and Restated Credit Agreement and the Indenture.

The Amended and Restated Credit Agreement requires the Company to maintain specified financial ratios and meet certain financial tests, among other obligations, including a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio and maximum amounts of capital expenditures. In addition, the Amended and Restated Credit Agreement restricts, among other things, the Issuers’ ability to incur additional indebtedness and make acquisitions. A failure to comply with the restrictions contained in the Amended and Restated Credit Agreement could lead to an event of default thereunder which could result in an acceleration of such indebtedness. Such an acceleration would constitute an event of default under the Indenture relating to the Notes. In addition, the Indenture restricts, among other things, the Company’s ability to incur additional indebtedness, sell assets, make certain payments and dividends or merge or consolidate. A failure to comply with the restrictions in the Indenture could result in an event of default under the Indenture.

The Company’s acquisition strategy may not be successful.

The Company has engaged in and continues to engage in evaluations of and discussions with potential acquisition candidates. Resulting transaction(s) may be financed by incurring additional indebtedness which could be material. See “Substantial Leverage.” Any such transaction(s) would be subject to negotiations of definitive agreements, satisfactory financing arrangements (including compliance with the limitations on issuance of indebtedness in the Indenture and in the Amended and Restated Credit Agreement) and applicable governmental approvals and consents.  There can be no assurance that any additional acquisitions will be completed or that such acquired entities or assets will be successfully integrated into the Company’s operations, or will be able to operate profitably.

The Company is subject to risk of currency exchange rate fluctuations and risks associated with international operations.

In 2001, approximately 31% of the Company’s net sales were made outside the United States. The U.S. dollar value of the Company’s non-U.S. sales varies with currency exchange rate fluctuations. Changes in currency exchange rates could have an adverse effect on the Company’s results of operations and its ability to meet interest and principal obligations on the Notes. International manufacturing and sales are subject to risks including labor unrest, potentially high costs of terminating labor contracts, restrictions on transfers of funds, export duties and quotas, domestic and international customs and tariffs, unexpected changes in regulatory environments, difficulty in obtaining distribution and support, potentially adverse tax consequences and changes in effective tax rates. There can be no assurance that any of the foregoing factors will not have a material adverse effect on the Company’s ability to increase or maintain its international sales or on the Company’s results of operations.

The Company is subject to strict environmental regulations.

The Company’s U.S. and European facilities are subject to the requirements of federal, state, local and European environmental and occupational health and safety laws and regulations. There can be no assurance that Euramax is at all times in compliance with all such requirements. Euramax has made and will continue to make capital expenditures to comply with environmental requirements. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from Euramax’s properties or any offsite disposal location used by Euramax, or if contamination from prior activities is discovered at any of Euramax’s properties, Euramax may be held liable for cleanup costs, natural resource damages and associated transaction costs. The amount of such liability could be material. Euramax has been named a party potentially responsible for the costs of investigating and remediating nine waste disposal sites, pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1990. See “Business — Environmental, Health and Safety Matters” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Environmental Matters.”

The Company depends significantly on key personnel.

The Company is dependent on the continued services of its senior management team. Although the Company believes it could replace key employees in an orderly fashion should the need arise, the loss of such key personnel could have a material adverse effect on the Company. The Company does not maintain key-person insurance for any of its officers, employees or directors. See Item 10 “Directors, Executive Officers and Key Management.”

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

Four shareholders, each owning greater than 5% of the Company’s common stock, own approximately 80% of the Company’s total common stock and collectively control the affairs and policies of the Company. Circumstances may occur in which the interests of these shareholders could be in conflict with the interests of the holders of the Notes. In addition, these shareholders may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of the Notes. See Item 12 “Security Ownership of Certain Beneficial Owners and Management.”

The Issuers may not be able to repurchase the Notes upon a change of control.

In the event of a change of control, the Issuers will be required to make an offer for cash to repurchase the Notes at 101% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon to the repurchase date. A change of control will result in an event of default under the Amended and Restated Credit Agreement and may result in a default under other indebtedness of the Company that may be incurred in the future. The Amended and Restated Credit Agreement prohibits the purchase of outstanding Notes prior to repayment of the borrowings under the Amended and Restated Credit Agreement, and any exercise by the holders of the Notes of their right to require the Issuers to repurchase the Notes will cause an event of default under the Amended and Restated Credit Agreement. Finally, there can be no assurance that the Company will have the financial resources necessary to repurchase the Notes upon a change of control.

Item 2.  Properties

The Company’s principal executive office and headquarters are located in Norcross, Georgia. The principal facilities of the Company as of December 28, 2001, are listed below by operating segment:

Facility	Function		Square Feet
U.S. Fabrication
Anaheim, CA	Manufacturing	(Leased)	15,000
Atlanta, GA	Office and Manufacturing	(Leased)	132,250
Atlanta, GA	Manufacturing	(Leased)	57,000
Bedford Park, IL	Manufacturing	(Leased)	70,000
Bloomsburg, PA	Manufacturing	(Leased)	96,000
Bristol, IN	Manufacturing	(Owned)	110,115
Cedar City, UT	Manufacturing	(Leased)	38,000
Dallas, TX	Office	(Leased)	12,400
Denver, CO	Warehouse	(Leased)	5,000
Elkhart, IN	Manufacturing	(Leased)	65,000
Elkhart, IN	Manufacturing	(Leased)	96,000
Grand Prairie, TX	Manufacturing	(Leased)	45,281
Gridley, IL	Manufacturing	(Owned)	93,200
Idabel, OK	Manufacturing	(Owned)	37,440
Jackson, GA	Manufacturing	(Owned)	69,450
Kennesaw, GA	Manufacturing	(Owned)	10,000
Lancaster, PA	Office and Manufacturing	(Owned)	220,000
Lancaster, PA	Office and Manufacturing	(Owned)	126,083
Lawrenceville, GA	Manufacturing	(Leased)	55,000
Loveland, CO	Manufacturing	(Leased)	51,362
Mableton, GA	Manufacturing	(Owned)	88,000
Mansfield, TX	Manufacturing	(Owned)	55,280
Marshfield, WI	Manufacturing	(Owned)	28,200
Norcross, GA	Executive Offices	(Leased)	3,627
Rathdrum, ID	Manufacturing	(Leased)	26,190
Romoland, CA	Manufacturing	(Owned)	65,500
Sacramento, CA	Manufacturing	(Leased)	40,800
Stayton, OR	Manufacturing	(Leased)	35,733
Tifton, GA	Manufacturing	(Leased)	55,600
Tifton, GA	Manufacturing	(Leased)	26,934
West Sacramento, CA	Manufacturing	(Leased)	70,000
West Helena, AR	Manufacturing	(Owned)	230,000
European Roll Coating
Corby, England	Office and Manufacturing	(Owned)	171,000
Roermond, The Netherlands	Office and Manufacturing	(Owned)	208,216
European Fabrication
Pudsey, England	Office and Manufacturing	(Owned & Leased)	211,200
Andrezieux-Boutheon, France	Office and Manufacturing	(Owned)	69,968
Montreuil-Bellay, France	Office and Manufacturing	(Owned)	233,663

Management believes that the Company’s facilities, taken as a whole, have adequate productive capacity and sufficient manufacturing equipment to conduct business at levels meeting current demand.

Item 3.  Legal Proceedings

The Company and its subsidiaries are not currently parties to any pending legal proceedings other than such proceedings incident to its business. Management believes that such proceedings would not, individually or in the aggregate, reasonably be expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries taken as a whole.   See further information provided in Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4.  Submission of Matters to a Vote of Security Holders

There were no items submitted for vote of Security Holders in the quarter ended December 28, 2001.

Part II

Item 5.  Market for Registrant’s Common Equity and Related Stockholders Matters

The Company issued Notes that were registered under the Securities Act of 1933 in March 1997.

There is no established public trading market for any class of common equity of the Company.  As of December 28, 2001, there were 34 holders of record of the Company’s 490,169.24 outstanding shares of common stock.

The Amended and Restated Credit Agreement contains certain restrictions on the payment of cash dividends.

During 2001, the Company sold no securities.

Item 6.  Selected Financial Data

Set forth below are selected financial data of the Company as of the dates and for the periods presented. The selected financial data for each of the five years ended December 28, 2001, December 29, 2000, December 31, 1999, December 25, 1998, and December 26, 1997 were derived from the audited Consolidated Financial Statements of the Company.  The information contained in this table should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes thereto included herein.

	Year ended December 28, 2001	Year ended December 29, 2000	Year ended December 31, 1999		Year ended December 25, 1998	Year ended December 26, 1997
	Thousands of U.S. Dollars
Statement of Earnings Data:
Net sales	$593,117	$599,479	$596,759		$616,219	$557,014

Costs and expenses:
Cost of goods sold	477,870	494,330	479,730		507,752	454,180
Selling and general	59,230	54,475	57,986		49,881	49,239
Depreciation and amortization	17,555	16,569	13,728		12,326	11,663
	554,655	565,374	551,444		569,959	515,082
Earnings from operations	38,462	34,105	45,315		46,260	41,932

Interest expense	(25,727)	(26,376)	(22,369)		(24,204)	(24,082)
Interest income	469	506	563		557	544
Other income (expense)	(2,953)	763	(933)		524	1,107
Earnings before income taxes	10,251	8,998	22,576		23,137	19,501
Provision for income taxes	5,521	5,671	11,017		10,253	7,947
Earnings before extraordinary item	4,730	3,327	11,559		12,884	11,554
Extraordinary item	—	—	—		—	1,758
Net earnings	4,730	3,327	11,559		12,884	9,796
Dividends on redeemable preference shares	—	—	6,381		5,957	5,191
Net earnings available for shareholders	$4,730	$3,327	$5,178		$6,927	$4,605

Other Data:
Capital expenditures	$8,321	$9,706	$13,358		$12,352	$7,184
Ratio of earnings to fixed charges (1)	1.46x	1.27x	1.94x		1.84x	1.70x
Balance Sheet Data (end of period):
Working capital	$70,049	$79,314	$90,570		$88,558	$93,013
Total assets	384,251	413,059	399,659		388,649	397,750
Total long-term debt, including current maturities	207,724	235,528	221,279		217,678	244,216
Redeemable preference shares	—	—	—	(3)	46,339	40,382
Total shareholders' equity	61,494	63,781	65,068	(3)	9,665	3,494

(1)           Earnings used in computing the ratio of earnings to fixed charges consist of earnings before income taxes plus fixed charges. Fixed charges consist of interest expense, including amortization of debt issuance costs and the estimated interest component of rent expense.

(2)           The results for the year ended December 26, 1997, included an extraordinary loss of $1.8 million, net of taxes of $1.1 million, for the write-off of deferred financing fees in connection with the amendment and restatement of the Company's Credit Agreement to, among other items, provide available borrowings for the acquisition of Fabral.

(3)           In December 1999, in connection with the Reorganization, the 1,000,000 ordinary shares and 34,000,000 redeemable preference shares, including accrued cumulative dividends, of Euramax International Limited were cancelled.  Concurrent with that cancellation, the Company issued 50,001,992 shares of common stock to the former Euramax International Limited shareholders.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 6 “Selected Financial Data” and the Consolidated Financial Statements of the Company and the accompanying notes thereto included elsewhere herein. Also, see the note preceding Part I of Item 1 "Business" for additional information regarding the Private Securities Litigation Reform Act.

Overview

The Company is an international producer of value-added aluminum, steel, vinyl and fiberglass fabricated products, with facilities strategically located in the United Kingdom ("U.K."), The Netherlands, France and all major regions of the continental United States "U.S."  Euramax's core products include specialty coated coils, aluminum recreational vehicle ("RV") sidewalls, RV doors, farm and agricultural panels, roofing accessories, metal and vinyl raincarrying systems, soffit and fascia systems, and vinyl replacement windows.  The Company's customers include original equipment manufacturers ("OEMs") such as RV, commercial panel and transportation industry manufacturers; rural contractors; home centers; manufactured housing producers; distributors; industrial and architectural contractors; and home improvement contractors.

Financial results for the year ended December 28, 2001, compared to the year ended December 29, 2000, reflect improved sales of rain-carrying products to the home center industry, aluminum and steel roofing and siding to rural contractors, and vinyl replacement windows to home improvement contractors. Results also reflect improved operating margins in the U.S., largely resulting from lower raw material costs, and productivity improvements at the Helena, Arkansas paintline.  These conditions contributed to increase operating earnings for the year ended December 28, 2001 to $38.5 million, from $34.1 million for the year ended December 29, 2000.  Negatively impacting the Company's results were continued weak demand in the U.S. RV market, a decline in industrial construction in Western Europe, most notably in Germany, and continued weakness of European currencies relative to the U.S. Dollar.

Strategy

A discussion of the Company's business strategy is located in Item 1 "Business - Business Strategy."

While the Company's strategy includes identifying and acquiring businesses and assets that would enable it to offer complementary products and/or expand geographic coverage, there can be no assurance that additional acquisitions will be completed or that, if completed, such acquisitions would improve the overall profitability of the Company (see "Business - Risk Factors - Acquisition Strategy").  Additionally, there can be no assurance that the Company will experience similar general economic conditions that contributed to operating results for the year ended December 28, 2001.

Risk Management

The Company is exposed to market risk from changes in interest rates, exchange rates (primarily the Euro and British Pound Sterling) and commodity prices. From time to time, the Company enters into contracts for the purchase of aluminum and steel at market values in an attempt to assure a margin on specific customer orders.  Historically, the Company has not engaged in extensive hedging activities intended to manage long-term risks relating to movements in market prices of steel and aluminum raw materials. However, from time to time, the Company may establish a maximum purchase price for varying quantities of future aluminum purchase requirements through the purchase of call options.  Additionally, as part of a risk-management strategy to reduce the impact of exchange rate fluctuations and/or interest rate fluctuations, the Company has historically entered into currency agreements and interest rate agreements with major banking institutions. (See Item 7A “Quantitative and Qualitative Disclosures About Market Risk”).

Approximately 53% of the Company’s 2001 net sales were derived from sales of aluminum products. Compared to the cost of other raw materials used by the Company, the cost of aluminum is subject to a high degree of volatility caused by, among other items, the relationship of world aluminum supply to world aluminum demand.  However, as a fabricator, Euramax is less exposed to fluctuations in aluminum prices.  Historically, prices at which the Company sells aluminum products tend to fluctuate with corresponding changes in the prices paid to suppliers for aluminum raw materials.  Supplier price increases, of normal amount and frequency, can generally be passed to customers within two to four months. Conversely, as aluminum prices decline, corresponding price reductions are typically passed on to customers within the same time frame. Accordingly, the Company’s net sales and margins on aluminum products may fluctuate with little or no change in the volume of aluminum shipments.

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

Results of Operations

See Note 1 to the Consolidated Financial Statements for a description of the basis of presentation of financial information.

The following table sets forth the Company’s Consolidated Statements of Earnings Data expressed as a percentage of net sales:

	December 28, 2001	December 29, 2000	December 31, 1999
Statement of Earnings Data:
Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold	80.6%	82.4%	80.4%
Selling and general	10.0%	9.1%	9.7%
Depreciation and amortization	2.9%	2.8%	2.3%
Earnings from operations	6.5%	5.7%	7.6%
Interest expense, net	4.3%	4.3%	3.7%
Other (income) expense, net	0.5%	-0.1%	0.1%
Earnings before income taxes	1.7%	1.5%	3.8%
Provision for income taxes	0.9%	0.9%	1.9%
Net earnings	0.8%	0.6%	1.9%

Year ended December 28, 2001 compared to the year ended December 29, 2000

The following table sets forth the net sales and earnings from operations data for the United States and Europe for the twelve months ended December 28, 2001 and December 29, 2000:

	Net Sales			Earnings from Operations
	December 28, 2001	December 29, 2000	Increase/ (decrease)	December 28, 2001	December 29 2000	Increase/ (decrease)
	In thousands
United States	$406,799	$399,538	1.8%	$22,710	$15,662	45.0%
Europe	186,318	199,941	(6.8)%	15,752	18,443	(14.6)%
Totals	$593,117	$599,479	(1.1)%	$38,462	$34,105	12.8%

Net Sales. Net sales decreased 1.1% to $593.1 million for the year ended December 28, 2001, from $599.5 million for the year ended December 29, 2000.  Net sales in the U.S. increased 1.8% to $406.8 million for the year ended December 28, 2001, from $399.5 million for the year ended December 29, 2000.  This increase in net sales in the U.S. is primarily from higher sales to home centers, rural contractors and home improvement contractors.  Sales of raincarrying products and accessories to home centers increased $18.9 million or 21.3% for the year ended December 28, 2001, compared to the year ended December 29, 2000.  Gutter World, acquired in April 2000 (See Note 2 to the Consolidated Financial Statements), accounted for $4.9 million of this increase.  Sales of vinyl replacement windows to home improvement contractors increased $6.0 million or 32.8% for the year ended December 28, 2001, compared to the year ended December 29, 2000.  The increase in sales of vinyl replacement windows is primarily the result of increased market share within the regions of the U.S. that the Company competes.  These increases were partially offset by a decline in sales to the RV and manufactured housing industries.  Lower demand from the RV industry, largely resulting from a weak U.S. economy, resulted in sales to the U.S. RV industry declining $14.0 million or 16.4% for the year ended December 28, 2001, compared to the year ended December 29, 2000.  The Company’s U.S. subsidiaries are included in the U.S. Fabrication Segment (see Note 13 to the Consolidated Financial Statements).

Excluding a decline in reported net sales of approximately $7.6 million due to the weakening of foreign exchange rates relative to the U.S. Dollar, net sales in Europe for the year ended December 28, 2001 decreased by 3.0%.  This decrease included a decrease in net sales in the European Roll Coating segment of 6.5% and an increase in net sales in the European Fabrication segment of 4.1% (see Note 13 to the Consolidated Financial Statements).  Sales in the European Roll Coating segment decreased primarily from softening demand from industrial consumers for painted aluminum and steel from the United Kingdom and the Netherlands due to a slow down in industrial construction in Western Europe. Additionally, the continued strength of the British Pound relative to other European currencies has made it difficult to export from the United Kingdom into Western Europe.  Sales in the European Fabrication segment increased primarily from improved sales from France to the transportation industry in Western Europe

Cost of goods sold.  Cost of goods sold, as a percentage of net sales, decreased to 80.6% for the year ended December 28, 2001, from 82.4% for the year ended December 29, 2000.  This decrease is primarily attributable to lower raw material and labor costs.  The Company expects that the imposition of tariffs on steel products imported by certain foreign producers will result in an increase in the cost of steel raw materials purchased by the Company.  While the Company expects that it will be able to increase its selling prices on steel products, no assurance to that effect can be given.  Therefore, the Company is subject to the risk of margin erosion resulting from the expected increase in the cost of steel raw materials.

Selling and general.  Selling and general expenses, as a percentage of net sales, increased to 10.0% for the year ended December 28, 2001, from 9.1% for the year ended December 29, 2000.  This increase is primarily attributable to an increase in advertising, product warranty, provision for bad debts and employee benefit costs, together with lower net sales.

Depreciation and amortization.  Depreciation and amortization, as a percentage of net sales, was 2.9% for the year ended December 28, 2001, compared to 2.8% for the year ended December 29, 2000. This increase is primarily the result of business acquisitions and the reduction in net sales.

Earnings from operations. Earnings from operations in the U.S. increased to $22.7 million for the year ended December 28, 2001, from $15.7 million for the year ended December 29, 2000.  Earnings from operations in Europe decreased to $15.8 million for the year ended December 28, 2001, from $18.4 million for the year ended December 29, 2000.  The increase in earnings from operations in the U.S. is largely attributable to lower raw material costs, most notably for aluminum and steel, in addition to operational improvement at the Helena, Arkansas paintline, and lower labor costs. The decrease in earnings from operations in Europe is partially attributable to the weakening of European currencies relative to the U.S. Dollar, which reduced reported operating earnings by $655.7 thousand compared to the same period in 2000.  Additionally, lower European earnings resulted from reduced sales volume, competitive pricing pressures within the industrial construction markets in Western Europe and an increase in selling and general expenses.

Interest expense, net.  Net interest expense decreased to $25.3 million for the year ended December 28, 2001, from $25.9 million for the year ended December 29, 2000, primarily due to lower interest rates and lower outstanding indebtedness in the year ended December 28, 2001.

Other expenses, net.  Other expenses increased to $3.0 million for the year ended December 28, 2001, compared to other income of $763.1 thousand for the year ended December 29, 2000.  The increase in other expenses is primarily the result of the change in fair value and related costs of the Company’s derivative instruments that are not designated as hedges under SFAS 133 (see Note 3 to the Consolidated Financial Statements).  SFAS 133 was adopted by the Company effective December 30, 2000.

Provision for income taxes. The effective rate for the provision for income taxes was 53.9% for the year ended December 28, 2001 and 63.0% for the year ended December 29, 2000.  The decrease in the effective rate is primarily due to (i) higher valuation allowances provided in 2000 due to uncertainty surrounding the future benefit of U.S. state net operating losses, which are available to offset future taxable income and taxes, but begin to expire in 2010, and (ii) higher earnings in 2001 mitigating the effect on the effective tax rate of permanent differences for non-deductible items, primarily goodwill.

Year ended December 29, 2000 compared to the year ended December 31, 1999

The following table sets forth the net sales and earnings from operations data for the United States and Europe for the twelve months ended December 29, 2000 and December 31, 1999:

	Net Sales			Earnings from Operations
	December 29, 2000	December 31, 1999	Increase/ (decrease)	December 29, 2000	December 31, 1999	Increase/ (decrease)
	In thousands
United States	$399,538	$397,437	0.5%	$15,662	$27,799	(43.7)%
Europe	199,941	199,322	0.3%	18,443	17,516	5.3
Totals	$599,479	$596,759	0.5%	$34,105	$45,315	(24.7)%

Net Sales. Net sales increased 0.5% to $599.5 million for the year ended December 29, 2000, from $596.8 million for the year ended December 31, 1999.  Sales in the U.S. increased primarily from increased sales to home centers, distributors and home improvement contractors resulting primarily from the second quarter acquisitions of Gutter World and Global (see Note 2 to the Consolidated Financial Statements), as well as the 1999 acquisition of Atlanta Metal Products, Inc. (see Note 2 to the Consolidated Financial Statements).  These increases were offset by a decline in sales of steel roofing and siding to the manufactured housing and rural contractor markets. Additionally, after strong RV sales in the first half of the year, rising interest rates, rising fuel costs and lower consumer confidence had a negative impact on end-user demand resulting in net sales declining 2.9% for the year ended December 29, 2000 compared to the year ended December 31, 1999.  The Company’s U.S. subsidiaries are included in the U.S. Fabrication Segment (see Note 13 to the Consolidated Financial Statements).

Excluding a decline in reported net sales of approximately $23.8 million due to the weakening of foreign exchange rates relative to the U.S. Dollar, net sales in Europe for the year ended December 29, 2000 increased by 12.2%.  Sales in the European Roll Coating Segment (see Note 13 to the Consolidated Financial Statements) increased primarily from strong demand for painted aluminum in Europe resulting from general economic conditions and a healthy European RV (caravan) market.  Offsetting the increases within the European Roll Coating Segment were decreases in sales to the U.K. export markets resulting, in part, from the continued strength of the Pound Sterling relative to other European currencies.

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

Liquidity and Capital Resources

Liquidity.  The Company’s primary liquidity needs arise from debt service on indebtedness incurred in connection with the Acquisition, other acquisitions, and the funding of capital expenditures.  As of December 28, 2001, the Company had outstanding indebtedness of $207.7 million, as compared to $235.5 million as of December 29, 2000.  Included in such indebtedness at December 28, 2001, was approximately $72.7 million under the Credit Agreement, consisting of $38.9 million under the Term Loans and $33.8 million under the Revolving Credit Facility. The undrawn amount of the Revolving Credit Facility at December 28, 2001, was approximately $66.2 million, which was available for working capital and general corporate purposes, subject to borrowing base limitations. As of December 28, 2001, $53.9 million of the undrawn amount was available.  On March 15, 2002, the Credit Agreement was amended and restated to increase the Revolving Credit Facility to $110.0 million (subject to borrowing base limitations) and extend the maturity of the facility to June 30, 2005.  In connection with this amendment, outstanding Term Loans were repaid and replaced with borrowings under the Revolving Credit Facility.  The Company's use of the Revolving Credit Facility to refinance outstanding term loans on March 15, 2002, significantly reduced the undrawn amount of the facility below levels available at December 28, 2001.  Immediately after the refinancing, borrowings on the $110.0 million Revolving Credit Facility were $81.2 million and $9.7 million of the undrawn amount was available.  The Company believes that cash generated from operations and, subject to borrowing base limitations, borrowings under the Amended and Restated Credit Agreement will be adequate to meet its needs for the forseeable future, although no assurance to that effect can be given.  See Note 14 to the Consolidated Financial Statements for further information about the amendment and restatement of the Company’s credit agreement.

The Amended and Restated Credit Agreement requires the Company to maintain specified financial ratios and meet certain financial tests including a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio and maximum amounts of capital expenditures.

Principal and interest payments under the Amended and Restated Credit Agreement and interest payments on the Notes represent significant liquidity requirements for the Company.  The Revolving Credit Facility bears interest at floating rates.  Pursuant to an interest rate agreement entered into in January 2002 that is in place until December 31, 2004, the Company pays a counterparty a fixed rate of interest of 3.715% on a notional amount of $35.0 million through December 31, 2002, $25.0 million from January 1, 2003 through December 31, 2003, and $15.0 million from January 1, 2004 through December 31, 2004, in exchange for receiving a floating rate of interest of 3-month U.S. Dollar LIBOR on an equivalent notional amount.  The Notes entitle the holders to an annual fixed interest rate of 11.25%. (See Note 6 to Consolidated Financial Statements.)  Pursuant to a currency agreement in place until June 30, 2005, the Company pays a counterparty a fixed rate of interest of 12.63% on the notional 19.0 million Pounds Sterling value in exchange for receiving interest of 11.25% on the notional U.S. dollar value of $27.2 million.  This currency agreement was entered into on February 25, 2002 to replace a similar currency agreement that was terminated on February 1, 2002.  See Note 3 to the Consolidated Financial Statements for additional information on the terminated currency agreement.

As previously noted, the Company’s leveraged financial position requires that a substantial portion of the Company’s cash flow from operations be used to pay interest on the Notes and principal and interest under the Amended and Restated Credit Agreement. Significant increases in the floating interest rates on the Revolving Credit Facility would result in increased debt service requirements, which may reduce the funds available for capital expenditures and other operational needs.  In addition, the Company’s leveraged position may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, including acquisitions.  Further, the Company’s leveraged position may make it more vulnerable to economic downturns and may limit its ability to withstand competitive pressures.  See Note 6 to the Consolidated Financial Statements for a discussion of restrictive debt covenants.

The Company’s primary source of liquidity is cash flows from operations, which are supplemented by borrowings under the Amended and Restated Credit Agreement.  Operations provided cash of $35.5 million in the year ended December 28, 2001, compared to $28.1 million in the year ended December 29, 2000, and $28.6 million for the year ended December 31, 1999.  Operating cash flow for the year ended December 28, 2001, enabled the Company to make capital expenditures of approximately $8.3 million and pay net interest expense of $22.4 million in 2001.  Operating cash flow for the year ended December 29, 2000 of $28.1 million, together with debt proceeds of $40.0 million and proceeds of $10.0 million from the termination of a currency agreement enabled the Company to acquire Gutter World and Global for approximately $45.6 million, make capital expenditures of approximately $9.7 million and pay net interest expense of $24.4 million in 2000.  Operating cash flow for the year ended December 31, 1999 of $28.6 million and debt proceeds of $22.7 million enabled the Company to acquire Unimet, Color Clad and AMP for approximately $22.2 million, make capital expenditures of approximately $13.4 million and pay net interest expense of $21.6 million in 1999.

See Note 2 to the Consolidated Financial Statements for further information concerning acquisitions and divestitures.

Capital Expenditures. In addition to meeting debt service requirements, operating cash flows have enabled the Company to invest in capital projects, which maintain manufacturing capabilities, enable compliance with laws and regulations and prepare Euramax for future growth. The Company’s capital expenditures were $8.3 million, $9.7 million and $13.4 million in the years ended December 28, 2001, December 29, 2000 and December 31, 1999, respectively.  Capital expenditures in 2001, 2000 and 1999 include approximately $1.6 million, $1.7 million and $4.5 million, respectively, for improvements to paint lines in Corby, England; Roermond, The Netherlands; and Helena, Arkansas. The paint lines are capital-intensive operations, and will continue to require improvements and upgrades in 2002 and beyond to enhance their capabilities and efficiencies.  The balance of capital expenditures in all periods primarily relates to purchases and upgrades of fabricating equipment, transportation and material moving equipment, and information systems.  The Company expects that approximately $3.0 million to $4.0 million in capital expenditures are required annually to maintain existing equipment and facilities.  While assurance cannot be given, management expects that capital spending in 2002 will also be devoted to projects that offer potential for internal growth through new products and expanding existing products to new markets.

Working capital management.  Working capital was $70.0 million as of December 28, 2001, compared to $79.3 million as of December 29, 2000.  The decrease in working capital is primarily related to a decrease in inventory levels resulting from a focused effort to reduce working capital levels.

Inflation and Foreign Currency Translation

In recent years, inflation has not had a significant effect on the Company’s results of operations or financial condition. The assets and liabilities of the Company’s non-U.S. subsidiaries are translated into U.S. Dollars at current exchange rates and revenues and expenses are translated at average exchange rates.  Currency translations on export sales could be adversely affected in the future by the relationship of the U.S. Dollar with foreign currencies.

Critical Accounting Policies

Allowance for doubtful accounts, inventory obsolescence and warranty reserves

The Company's significant accounting policies are described in Note 3 to the Consolidated Financial Statements.  As indicated there, the Company makes estimates and assumptions that affect certain amounts reported in the consolidated financial statements.  The use of estimates is significant as it relates to establishing reserves and allowances for doubtful accounts, inventory obsolescence and warranty costs.  Estimates used to value these amounts are based upon historical experience, specifically identified conditions and management expectations for the future occurrence of certain events.  In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, adjustments to amounts recorded could materially impact the Company's financial position and results of operations.

Income taxes

The Company's income tax accounting policy is significant in determining financial position and results of operations.  Such policy requires the Company to estimate income taxes in each jurisdiction in which it operates.  This involves estimating actual current tax expense together with assessing temporary differences resulting from different treatment of items under generally accepted accounting principles and tax law.  These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet of the Company.  The Company then must assess the likelihood that deferred tax assets will be recovered from future taxable income.  To the extent that recovery is not expected, a valuation allowance is established.  Significant management judgement is required to establish such allowances as well as to determine the provision for income taxes and deferred tax assets and liabilities.  In the event that actual results differ from estimates, or do not reflect management judgements, it may be necessary to adjust amounts recorded in income tax accounts, which could materially impact the Company's financial position and results of operation.

Impairment of goodwill

At December 28, 2001, the Company had $107.3 million of goodwill, net of amortization, included in its statement of financial position.  In analyzing goodwill for potential impairment, the Company must make judgements regarding whether impairment indicators are present, and if they are to make assumptions regarding future cash flows generated by the business on which the goodwill is recorded.  If these assumptions change in the future, the Company may be required to record impairment charges that could materially impact the Company's financial position and results of operations.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statements of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”.  Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.  The amortization provisions of SFAS No. 142 apply immediately to goodwill and intangible assets acquired after June 30, 2001.  With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will adopt the new accounting rules beginning December 29, 2001.  Management is currently assessing the financial impact SFAS No. 142 will have on the Consolidated Financial Statements.

Environmental Matters

The Company’s U.S. and European manufacturing facilities are subject to a range of federal, state, local and European environmental laws and regulations (“Environmental Laws”), including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous waste, and the remediation of contamination associated with the current and historic use of hazardous substances or materials. If a release of hazardous substances or materials occurs on or from the Company’s properties or any offsite disposal location used by the Company, or if contamination from prior activities is discovered at any of the Company’s properties, the Company may be held liable for the costs of remediation including response costs, natural resource damage and associated transaction costs. While the amount of such liability could be material, the Company devotes resources to ensuring that its operations are conducted in a manner intended to reduce such risks.

Based upon environmental reviews conducted (i) internally on a quarterly basis, (ii) by outside consultants on a periodic basis, and (iii) by outside consultants in connection with the Acquisition, and assuming compliance by Alumax with its indemnification obligations under the Acquisition Agreement, the Company believes that it is currently in compliance with, and not subject to liability under, Environmental Laws except where such noncompliance or liability would not reasonably be expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries taken as a whole. Pursuant to the terms of the Acquisition Agreement, Alumax agreed to correct and to bear substantially all costs with respect to certain identified conditions of potential noncompliance and liability under Environmental Laws, none of which costs are currently believed to be material. Alumax’s indemnification obligations under the Acquisition Agreement are not subject to an aggregate dollar limitation and survive indefinitely with respect to specifically identified environmental matters. However, with respect to all other environmental matters, Alumax’s obligations are limited to $125.0 million and expire in September 2002.

Liability with respect to hazardous substance or material releases in the U.S. arises principally under the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”) and similar state laws, which impose strict, and under certain circumstances, retroactive, joint and several liability upon statutorily defined classes of potentially responsible parties (“PRPs”). The Company has been identified as a PRP at nine National Priorities List (“NPL”) sites under CERCLA, although two of these nine sites may relate to disposal by divisions of Alumax that have never been and are not now part of the Company. Pursuant to the terms of the Acquisition Agreement, Alumax has agreed to indemnify the Company for all of the costs associated with each of these nine NPL sites. In addition, Alumax has agreed to indemnify the Company for all of the costs associated with eleven additional sites listed on state hazardous site cleanup lists, with respect to which the Company has not received any notice of potential responsibility.

At the Company’s Corby, England facility, Legionella was found to be present on site in a cooling tower at this location. An independent testing laboratory is testing water samples for the presence of Legionella on a weekly basis, and no further evidence of Legionella has been detected to date.  Based upon the investigation, management believes that the reasonable likely outcome of this matter will not materially impact the future consolidated financial position, results of operations, or cash flows of the Company.

The Company has made and will continue to make capital expenditures to comply with Environmental Laws.  Environmental capital expenditures for the years ended December 28, 2001, December 29, 2000 and December 31, 1999 were not significant. The Company estimates that its environmental capital expenditures will be approximately $433.7 thousand in 2002.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The following discussion about the Company’s risk-management activities includes forward-looking statements that involve risk and uncertainties.  Actual results could differ materially from those projected in the forward-looking statement.  See the note preceding Part I of Item 1 “Business” for additional information regarding the Private Securities Litigation Reform Act.

The Company is exposed to market risk from changes in interest rates, exchange rates (primarily the Euro and British Pound Sterling) and commodity prices. At certain times, the Company enters into contracts for the purchase of aluminum and steel at market values in an attempt to assure a margin on specific customer orders. Additionally, the Company has the option to commit to purchase a specific quantity of aluminum over a specified time period at a fixed price. The Company would then be exposed for the difference between the fixed price and the market price of aluminum. Historically, the Company has not engaged in extensive hedging activities intended to manage long-term risks relating to movements in market prices of steel and aluminum raw materials.  However, the Company has at times purchased, and expects from time to time to continue to purchase, options to buy aluminum at a fixed price for a portion of its anticipated requirements.  In addition, although approximately 31% of the Company’s sales originated in Europe and were impacted by exchange rate fluctuations, the Company has not historically utilized derivatives to manage foreign currency exchange risks related to its European operations.  However, in connection with the Company’s risk-management strategy, the Company has historically entered into currency agreements and interest rate agreements with major banking institutions to manage the impact of foreign currency exchange rate fluctuations and/or interest rate fluctuations with respect to debt payments.  The agreements are utilized as risk-management tools and not for trading purposes.  Currency agreements involve exchanges of interest payments in differing currencies and provide for the exchange of principal amounts at maturity.   Interest rate agreements involve exchanges of interest payments at differing interest rates and cap the highest rate of interest to be paid on specified notional amounts of debt.  The amounts of interest paid or received effectively limit the interest payment exposure of the Company’s debt commitments.  The fair value of the currency agreements and interest rate agreements are derived from valuation models based upon recognized financial principals and estimates about relevant future market conditions.  The amounts exchanged are based upon the notional amounts of the currency agreements and interest rate agreements, as well as on the other terms of the agreements, which relate to interest payments and exchange rates. For detailed information on the terms and fair values of the Company’s financial instruments and derivative instruments, see Note 3 to Consolidated Financial Statements.

Interest Rate Risk

This analysis presents the hypothetical loss in fair value and increase in interest expense of those financial instruments and derivative instruments held by the Company at December 28, 2001, which are sensitive to changes in interest rates.  All other factors remaining unchanged, a hypothetical 10 percent increase in interest rates would decrease the fair value of the Company’s fixed-rate, long-term debt outstanding at December 28, 2001, by approximately $5.4 million, based upon the use of a discounted cash flow model, as compared to a hypothetical decrease in fair value of approximately $6.7 million at December 29, 2000. A hypothetical 10 percent increase in interest rates for one year on the Company’s variable rate financial instruments and derivative instruments would increase interest expense by approximately $359.2 thousand in 2002, as compared to a hypothetical increase in interest expense of approximately $919.0 thousand in 2001.

Foreign Currency Exchange Risk

This analysis presents the hypothetical increase in foreign exchange loss and increase in interest expense related to those financial instruments and derivative instruments held by the Company at December 28, 2001, which are sensitive to changes in foreign currency exchange risks.  A hypothetical 10 percent decrease in foreign currency exchange rates would increase the Company’s foreign exchange loss by approximately $940.9 thousand for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in foreign exchange loss of approximately $844.2 thousand for the year ended December 29, 2000.  All other factors remaining unchanged, a hypothetical 10 percent increase in foreign currency exchange rates for one year would increase interest expense by approximately $485.1 thousand in 2002 for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in interest expense of approximately $497.3 thousand calculated in the prior year ended December 29, 2000.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Auditors

The Board of Directors and Shareholders,

Euramax International, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Euramax International, Inc., and subsidiaries as of December 28, 2001 and December 29, 2000, and the related consolidated statements of earnings, changes in equity, and cash flows for the years then ended.  Our audit also included the related financial statement schedule listed in the index at Item 14 (a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Euramax International, Inc. and subsidiaries at December 28, 2001 and December 29, 2000, and the consolidated results of their operations and cash flows for the years ended December 28, 2001 and December 29, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 3 to the financial statements, in 2001 the Company changed its method of accounting for derivative financial instruments.

/s/ Ernst & Young LLP

Atlanta, Georgia

February 22, 2002, except as to Note 14 as to which the date is March 15, 2002

Report of Independent Accountants

To the Board of Directors and Shareholders,

Euramax International, Inc.

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14 (a) (1) present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) (2) presents fairly, in all material respects, the 1999 information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.  We conducted our audit of these statements in accordance with generally accepted auditing standards in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

Atlanta, Georgia

February 22, 2000

Euramax International, Inc. and Subsidiaries

Consolidated Statements of Earnings

	For the year ended December 28, 2001	For the year ended December 29, 2000	For the year ended December 31, 1999
	Thousands of U.S. Dollars
Net sales	$593,117	$599,479	$596,759

Costs and expenses:
Cost of goods sold	477,870	494,330	479,730
Selling and general	59,230	54,475	57,986
Depreciation and amortization	17,555	16,569	13,728
Earnings from operations	38,462	34,105	45,315

Interest expense, net	(25,258)	(25,870)	(21,806)
Other income (expense), net	(2,953)	763	(933)
Earnings before income taxes	10,251	8,998	22,576
Provision for income taxes	5,521	5,671	11,017
Net earnings	4,730	3,327	11,559
Dividends on redeemable preference shares	—	—	6,381
Net earnings available for common shareholders	$4,730	$3,327	$5,178

The accompanying notes are an integral part of these consolidated financial statements.

Euramax International, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 28, 2001	December 29, 2000
	Thousands of U.S. Dollars (except share data)
ASSETS
Current assets:
Cash and equivalents	$5,897	$8,134
Accounts receivable, less allowance for doubtful accounts (2001 — $3,938; 2000 — $2,973)	77,257	73,721
Inventories	64,114	81,215
Deferred income taxes	3,909	2,677
Other current assets	1,411	2,144
Total current assets	152,588	167,891
Property, plant and equipment, net	110,845	119,218
Goodwill, net of accumulated amortization (2001 — $16,492; 2000 — $11,895)	107,258	113,324
Deferred income taxes	6,886	5,615
Other assets	6,674	7,011
	$384,251	$413,059

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdrafts	$1,419	$1,709
Accounts payable	53,439	57,975
Accrued expenses	19,700	14,579
Accrued interest payable	4,536	4,030
Income taxes payable	2,598	7,981
Deferred income taxes	847	56
Current maturities of long-term debt	—	2,247
Total current liabilities	82,539	88,577
Long-term debt, less current maturities	207,724	233,281
Commitments and contingencies	—	—
Deferred income taxes	16,563	16,952
Other liabilities	15,931	10,468
Total liabilities	322,757	349,278
Shareholders' equity:
Class A common stock — $1.00 par value; 600,000 shares authorized, 455,673.11 issued and 445,822.44 outstanding	456	456
Class B convertible common stock — $1.00 par value; 600,000 shares authorized, 44,346.80 issued and outstanding	44	44
Additional paid-in capital	53,220	53,220
Common stock in treasury, at cost — 9,850.67 shares	(1,581)	(1,581)
Retained earnings	24,582	19,852
Accumulated other comprehensive loss	(15,227)	(8,210)
Total shareholders' equity	61,494	63,781
	$384,251	$413,059

The accompanying notes are an integral part of these consolidated financial statements.

Euramax International, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

	Common Stock	Additional Paid-in Capital	Ordinary and Non-voting Shares	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals
	Thousands of U.S. Dollars
Balance at December 25, 1998	—	—	1,000	—	11,347	(2,682)	9,665

Comprehensive income:
Net earnings for 1999	—	—	—	—	11,559	—	11,559
Foreign currency translation adjustment	—	—	—	—	—	(4,480)	(4,480)
Minimum pension liability, net of taxes	—	—	—	—	—	1,985	1,985
Comprehensive income							9,064
Dividends accrued on redeemable preference shares	—	—	—	—	(6,381)	—	(6,381)
Cancel dividends accrued on redeemable preference shares	—	18,720	—	—	—	—	18,720
Cancel shares of Euramax International Limited	—	—	(1,000)	—	—	—	(1,000)
Issue shares of Euramax International, Inc. pursuant to the Reorganization	500	34,500	—	—	—	—	35,000
Balance at December 31, 1999	500	53,220	—	—	16,525	(5,177)	65,068
			—	—
Comprehensive income:			—	—
Net earnings for 2000	—	—	—	—	3,327	—	3,327
Foreign currency translation adjustment	—	—	—	—	—	(1,444)	(1,444)
Minimum pension liability, net of taxes	—	—	—	—	—	(1,589)	(1,589)
Comprehensive income	—				—		294
Repurchase of common stock	—	—	—	(1,581)	—	—	(1,581)
Balance at December 29, 2000	500	53,220	—	(1,581)	19,852	(8,210)	63,781

Comprehensive income:
Net earnings for 2001	—	—	—	—	4,730	—	4,730
Foreign currency translation adjustment	—	—	—	—	—	(2,151)	(2,151)
Minimum pension liability, net of taxes	—	—	—	—	—	(4,501)	(4,501)
Loss on derivative instruments, net of taxes	—	—	—	—	—	(365)	(365)
Comprehensive income							(2,287)
Balance at December 28, 2001	$500	$53,220	$—	$(1,581)	$24,582	$(15,227)	$61,494

The accompanying notes are an integral part of these consolidated financial statements.

Euramax International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the year ended December 28, 2001	For the year ended December 29, 2000	For the year ended December 31, 1999
	Thousands of U.S. Dollars
Cash flows from operating activities:
Net earnings	$4,730	$3,327	$11,559
Reconciliation of net earnings to net cash provided by operating activites:
Depreciation and amortization	17,555	16,569	13,728
Amortization of deferred financing fees	1,133	1,182	1,080
Provision for doubtful accounts	1,763	542	283
Foreign exchange (gain) loss	(204)	—	729
Loss (gain) on sale of assets	124	(1,108)	(146)
Deferred income taxes	29	(305)	3,977
Changes in operating assets and liabilities (excluding acquisitions):
Accounts receivable	(7,150)	5,542	491
Inventories	16,007	1,922	(6,260)
Other current assets	716	(426)	(534)
Accounts payable and other current liabilities	2,823	(485)	(37)
Income taxes payable	(4,861)	4,174	1,395
Other noncurrent assets and liabilities	2,836	(2,847)	2,341
Net cash provided by operating activities	35,501	28,087	28,606
Cash flows from investing activities:
Proceeds from sale of assets	1,164	409	706
Purchases of businesses	—	(45,777)	(22,161)
Capital expenditures	(8,321)	(9,706)	(13,358)
Net cash used in investing activities	(7,157)	(55,074)	(34,813)
Cash flows from financing activities:
Changes in cash overdrafts	(290)	(301)	496
Net (repayments) borrowings on revolving credit facility	(2,774)	(18,928)	22,703
Repayment of long-term debt	(22,989)	(6,463)	(18,535)
Proceeds from long-term debt	—	40,000	—
Proceeds from settlement of currency agreements	—	10,020	—
Payment to terminate interest rate swap	(3,160)	—	—
Deferred financing fees	—	(1,000)	—
Credit Agreement amendment fee	(405)	—	—
Purchases of treasury stock	—	(1,581)	—
Net cash provided by (used in) financing activities	(29,618)	21,747	4,664
Effect of exchange rate changes on cash	(963)	(11)	(4,116)
Net (decrease) increase in cash and equivalents	(2,237)	(5,251)	(5,659)
Cash and equivalents at beginning of period	8,134	13,385	19,044
Cash and equivalents at end of period	$5,897	$8,134	$13,385

The accompanying notes are an integral part of these consolidated financial statements.

	For the year ended December 28, 2001	For the year ended December 29, 2000	For the year ended December 31, 1999
	Thousands of U.S. Dollars
Noncash financing and investing activities:
Euramax International Limited cancelled 34,000,000 preference shares, 1,000,000 ordinary shares and accrued preference dividends of $18,720	$—	$—	$53,720
Euramax International, Inc. issued 50,001,992 shares common stock to former Euramax International Limited shareholders	$—	$—	$500
Dividends accrued on redeemable preference shares	$—	$—	$6,381
Payable for certain non-compete agreements associated with purchase of business	$—	$—	$500
Supplemental cash flow information:
Income taxes paid, net	$9,512	$3,238	$7,029
Interest paid, net	$22,390	$24,394	$21,601

The accompanying notes are an integral part of these consolidated financial statements.

Euramax International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Thousands of U.S. Dollars except share data)

1.  Basis of Presentation:

Euramax International, Inc. is an international producer of value-added aluminum, steel, vinyl and fiberglass fabricated products with facilities strategically located in the United Kingdom (“U.K.”), The Netherlands, France, and all major regions of the continental United States (“U.S.”). Euramax’s core products include specialty coated coils, aluminum recreational vehicle (“RV”) sidewalls, RV doors, farm and agricultural panels, metal and vinyl raincarrying systems, roofing accessories, soffit and fascia systems, and vinyl replacement windows.  The Company’s customers include original equipment manufacturers (“OEMs”) such as RV, commercial panel manufacturers and transportation industry manufacturers; rural contractors; home centers; manufactured housing producers; distributors; industrial and architectural contractors; and home improvement contractors. The “Company” or “Euramax” refers to Euramax International, Inc. and Subsidiaries, collectively.

The Company was organized by an investor group to acquire, through its wholly owned subsidiaries, certain portions of the fabricated products operations of Alumax Inc. (the “Acquisition”).  Alumax Inc. was acquired by Aluminum Company of America in May 1998, and is hereafter referred to as “Alumax.” The Acquisition was completed September 25, 1996. In December 1999, the Company completed a reorganization (the “Reorganization”) whereby Euramax International, Inc., a Delaware corporation, was positioned as the top holding company.  Prior to the Reorganization, the parent company was Euramax International Limited (formerly Euramax International plc), a company organized under the laws of England and Wales.

The Reorganization was accomplished, in part, under section 425 of the United Kingdom Companies Act 1985, a U.K. judicial proceeding requiring the consent of the registered holders of the Company’s Notes (defined in Note 6), the lenders under the Company’s Credit Agreement (defined in Note 6), and the holders of each class of shares of Euramax.  As a result of the Reorganization, the new U.S. holding company of the group, Euramax International, Inc., is the reporting company for the consolidated group.  In addition, the new U.S. holding company, two new U.K. intermediate holding companies and Amerimax Fabricated Products, Inc., an intermediate U.S. holding company, were added as guarantors on the Company’s Notes, and certain covenants in the Company’s Notes were amended.  The Reorganization did not result in a new basis of accounting.

Per share data has not been presented since such data provides no useful information as the shares of the Company are closely held.

2.  Acquisitions and Divestitures:

On April 10, 2000 (the “Acquisition Date”), the Company’s wholly owned subsidiary Amerimax Home Products, Inc. acquired substantially all of the assets and assumed certain liabilities of Gutter World, Inc. and Global Expanded Metals, Inc., companies under common control, (“Gutter World” and “Global”, respectively) (the “Gutter World and Global Acquisition”).  The purchase price, including approximately $372.2 thousand in acquisition-related fees and expenses, was approximately $45.6 million in cash, plus the assumption of approximately $2.6 million of liabilities.  Gutter World manufactures raincarrying accessories, such as gutter guards, water diverters and downspout strainers, as well as door guards sold primarily to home centers. Global manufactures expanded metal products.

The results of operations of Gutter World and Global are included in the Consolidated Statement of Earnings from the Acquisition Date.

The Gutter World and Global Acquisition was financed through borrowings of approximately $5.6 million under the Revolving Credit Facility and $40.0 million under the Term Loans (defined in Note 6).  Such borrowings were available under the Credit Agreement which was amended to provide additional Term Loans of $40.0 million (see Note 6).  The Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed with the remainder allocated to goodwill, which is being amortized on a straight-line basis over 20 years.

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

	Year ended December 29, 2000	Year ended December 31, 1999
Net sales	$603,632	$619,943
Earnings before income taxes	8,085	21,416
Net earnings	2,769	10,851

On February 5, 1999, the Company’s wholly owned subsidiary Amerimax Home Products, Inc. purchased certain assets related to the building materials business of Unimet Manufacturing, Inc. (“Unimet”) for approximately $3.3 million, including transaction expenses of approximately $135.4 thousand.  Approximately $2.8 million was paid in cash.  The remaining purchase price of $500.0 thousand, representing consideration for certain non-compete agreements, is being paid in equal installments over five years.

On April 23, 1999, the Company’s wholly owned subsidiary Euramax Coated Products Limited purchased all of the issued and outstanding capital stock of Color Clad plc (“Color Clad”) for approximately $3.8 million, including transaction expenses of approximately $171.5 thousand.

On June 3, 1999, the Company’s wholly owned subsidiary Amerimax Fabricated Products, Inc. purchased all of the issued and outstanding capital stock of Atlanta Metal Products, Inc. (“AMP”) for approximately $15.6 million, excluding cash and including approximately $641.0 thousand of transaction expenses.

The Unimet, Color Clad and AMP acquisitions were financed through borrowings under the Revolving Credit Facility (defined in Note 6).  The unaudited pro forma results of these acquisitions are not material.  The purchase prices of the above acquisitions have been allocated to the acquired assets and liabilities based upon their estimated fair market values at the acquisition dates under the purchase method of accounting, with the remainder allocated to goodwill.  Goodwill is being amortized on a straight-line basis over periods ranging from 20 to 30 years.

3.  Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of the Company and all its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company operates on a 52 or 53 week fiscal year ending on the last Friday in December.  The Company’s fiscal years consisted of 52 weeks, 52 weeks and 53 weeks for the years ended December 28, 2001, December 29, 2000 and December 31, 1999, respectively.

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

Inventories

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (“FIFO”) method.

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

Financial Instruments and Risk Management

Effective December 30, 2000, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and SFAS 138.  These statements require the Company to recognize all derivative instruments on the balance sheet at fair value.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of net investment in a foreign operation.

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change.  For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign operation, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective.  For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.  Should an agreement be terminated while the underlying remains outstanding, the gain or loss would be deferred and amortized over the shorter of the remaining life of the underlying or the agreement.

The Company uses derivative financial instruments primarily to reduce its exposure to fluctuations in interest rates and foreign exchange rates and, to a lesser extent, to reduce its exposure to fluctuations in commodity prices.  When entered into, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction.  Derivatives are recorded in the balance sheet at fair value in either other assets or other liabilities.  The earnings impact resulting from the derivative instruments is recorded in the same line item within the statement of earnings as the underlying exposure being hedged.  The Company also formally assesses, both at the inception and a least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposures.  The ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings as other income (expense).

The adoption of SFAS 133 resulted in the Company recording transition adjustments to recognize its derivative instruments at fair value.  The cumulative effect of these transition adjustments was an after-tax increase in other comprehensive loss of approximately $2.0 million.

Fair Value Hedging Strategy

The Company has entered into a Euro forward foreign exchange contract to reduce the impact of foreign exchange rate changes on a foreign-currency denominated loan.  The contract is not designated as a hedge under SFAS 133.  Accordingly, the change in fair value of the contract is recorded in earnings immediately.  As of December 28, 2001, the Company has recorded a liability for the fair value of the contract of $113.6 thousand, as estimated by information obtained from a third party.

Cash Flow Hedging Strategy

At December 28, 2001, the Company was a party to a Pound Sterling cross-currency swap agreement (the “Pound Sterling Swap”) requiring the Company to pay 16.0 million Pound Sterling with semi-annual interest payments at 12.72% in exchange for $25.0 million with semi-annual interest payments at 11.25%.  The Pound Sterling Swap was designated as a cash flow hedge, that effectively converted $27.2 million of the Notes into a fixed-rate Pound Sterling loan, which reduced the impact of foreign exchange rate changes on the principal and interest payments on the loan.  Upon adoption of SFAS 133, the Company recognized a loss in other comprehensive income of $464.4 thousand, net of tax.  The Company assessed effectiveness of the Pound Sterling Swap using the hypothetical derivative method, which compares the change in the fair value of the Pound Sterling Swap to the change in the value of a hypothetical derivative with terms that exactly match the critical terms of the foreign-currency denominated loan.  Under this method, the Company reclassified $495.0 thousand from other comprehensive income into earnings in order to offset the loss recognized related to the remeasurement of the foreign-currency denominated loan.  As of December 28, 2001, a net gain on the Pound Sterling Swap of $297.2 thousand remained in other comprehensive income. As the amount of the foreign-currency denominated debt exceeds the notional amount of the Pound Sterling Swap, the Company included the remeasurement of the unhedged portion of the loan in other income (expense) in the statement of earnings, with no offset.  As of December 28, 2001, the Company had recorded an asset for the fair value of the Pound Sterling Swap of $2.3 million, as estimated by a third party.  In January 2002, the Company terminated its Pound Sterling Swap for proceeds totaling $2.8 million.  The gain was deferred and will be amortized over the original term of the agreement.  In February 2002, the Company entered into a Pound Sterling Swap ("New Pound Sterling Swap") to replace the Pound Sterling Swap terminated in January 2002.  The terms of the New Pound Sterling Swap expire on June 30, 2005 and require the Company to pay 19.0 million Pound Sterling with semi-annual interest payments of 12.63% in exchange for $27.2 million with semi-annual interest payments at 11.25%.

Additionally, the Company entered into an interest rate swap and interest rate cap agreement to cap the highest rate of interest to be paid on a portion of the Company’s U.S. Dollar variable rate indebtedness, in addition to providing for the Company to exchange floating U.S. Libor interest rates for a floating rate tied to a historically less volatile index.  Upon adoption of SFAS 133, the Company recognized a loss in other comprehensive income of $1.1 million, net of tax, which is being amortized into earnings over the remaining life of the agreement. In 2001, $441.7 thousand was reclassified from other comprehensive income into interest expense in the statement of earnings.  In July 2001, the Company terminated its interest rate swap and interest rate cap agreement for a cost of $3.2 million.  The interest rate swap and interest rate cap agreement was not designated as a hedge under SFAS 133.  The Company recognized a loss in other expense in the statement of earnings of $1.8 million on the agreement during the year ended December 28, 2001. Lastly, the Company purchased aluminum call options to establish a maximum purchase price for varying quantities of future aluminum purchase requirements.  Upon adoption of SFAS 133, the Company recognized a loss in other comprehensive income of $445.3 thousand, net of tax, which was amortized into earnings upon the sale of the related aluminum inventory.  These call options were not designated as a hedge under SFAS 133.  Accordingly, the change in the fair value of the call options subsequent to adoption of SFAS 133 was recorded in earnings immediately.  At December 28, 2001, the Company did not have any outstanding aluminum call options.

The following table summarizes activity in other comprehensive income (“OCI”) related to derivatives held by the Company during the period from December 30, 2000 to December 28, 2001 [gain (loss)]:

	Before-Tax Amount	Income Tax Effect	After-Tax Amount
Cumulative effect of adopting SFAS 133	$(3,204)	$1,190	$(2,014)
Net changes in fair value of derivatives	1,798	(541)	1,257
Net losses reclassified from OCI into earnings	745	(353)	392
Accumulated derivative net (losses) as of December 28, 2001	$(661)	$296	$(365)

At December 28, 2001, the Company expects to reclassify from OCI into earnings net losses of $441.7 thousand resulting from the amortization of the cumulative effect translation adjustment relating to the terminated interest rate swap and interest rate cap agreement over the next twelve months.  Additionally, the Company expects to reclassify from OCI into earnings over the next twelve months net gains of $618.7 thousand on the Pound Sterling Swap to offset losses on the underlying created by foreign exchange movement and to amortize the deferred gain on the termination of the agreement.

For the year ended December 28, 2001, the Company recognized a pre-tax loss of $1.8 million on derivative instruments that are not designated or did not qualify as a hedge under SFAS 133.  The Company did not discontinue any designated fair value or cash flow hedge relationships during the year ended December 28, 2001.

The Company would be exposed to credit-related losses in the event of nonperformance by the counterparties that issued the currency agreements.  The Company does not expect that counterparties to the currency agreements will fail to meet their obligations, given their high credit ratings.  The Company generally does not receive collateral on derivative instruments due to the credit rating of its counterparties, however, the Company provides collateral when required by its counterparties.

The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of similar terms except for the 11.25% Senior Subordinated Notes, which are measured at the quoted market rate.  The fair value of the Notes was $129.6 million at December 28, 2001.  The fair values of other long-term debt approximates the carrying value at December 28, 2001.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and equivalents and trade accounts receivable.  The fair value of these financial instruments approximates book value at December 28, 2001 and December 29, 2000.  The Company places its cash and equivalents with high credit quality institutions.  At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit; however, the Company believes that its credit risk exposure is not significant due to the high credit quality of the institutions.  The Company routinely assesses the financial strength of its customers, and generally does not require collateral.  Also, due to the large number of customers and the widely dispersed geographic areas in which the Company’s businesses operate, the Company believes that its trade accounts receivable credit risk exposure is not significant.

Revenue Recognition

The Company generally recognizes revenue when title passes to the customer. Title to goods typically passes when delivered to the customer by company truck, or when shipped, if by common carrier.

Shipping and Handling Costs

The Company classifies all freight-out charges as cost of goods sold.

Translation of Foreign Currencies

Assets and liabilities of non-U.S. subsidiaries are translated to U.S. Dollars at the rate of exchange in effect on the balance sheet date; income and expenses are translated to U.S. Dollars at the weighted average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions are included in results of operations. The foreign currency transaction gains (losses) recorded in selling and general expenses were not significant for the years ended December 28, 2001, December 29, 2000 and December 31, 1999.

Comprehensive Income

Total comprehensive income and the components of accumulated other comprehensive income are presented in the Consolidated Statements of Changes in Equity.  The related tax effects of the components of comprehensive income are presented in Note 9.

Recent Accounting Pronouncements

In July 2001, the FASB issued Statements of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”.  Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually for impairment.  Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives.  With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will adopt the new accounting rules beginning December 29, 2001.  Management is currently assessing the financial impact SFAS No. 142 will have on the Consolidated Financial Statements.

4.  Inventories:

Inventories were comprised of:

	December 28, 2001	December 29, 2000
Raw materials	$50,206	$58,101
Work in process	2,449	9,067
Finished products	11,459	14,047
	$64,114	$81,215

5.  Property, Plant and Equipment:

Components of property, plant and equipment were as follows:

	December 28, 2001	December 29, 2000
Land and improvements	$8,857	$9,099
Buildings	43,057	43,009
Machinery and equipment	107,262	103,498
	159,176	155,606
Less accumulated depreciation	(51,334)	(40,399)
	107,842	115,207
Construction in progress	3,003	4,011
	$110,845	$119,218

Depreciation expense was $12.6 million, $12.0 million, and $10.6 million for the years ended December 28, 2001, December 29, 2000 and December 31, 1999, respectively.

6.  Long-Term Obligations:

On March 15, 2002, the Company amended and restated its credit agreement (the "Credit Agreement") to refinance outstanding term loan and revolver borrowings (see Note 14).  Such long-term obligations consisted of the following:

	December 28, 2001	December 29, 2000
Credit Agreement:
Revolving Credit Facility	$33,773	$38,522
Term Loans	38,951	62,006
11.25% Senior Subordinated Notes due 2006	135,000	135,000
	207,724	235,528
Less current portion	—	(2,247)
	$207,724	$233,281

At December 28, 2001, the Company had outstanding borrowings under the Credit Agreement consisting of term loans (the “Term Loans”) and a revolving credit facility (the “Revolving Credit Facility”), a portion of which was available for letters of credit and swing loans.

The Term Loans consisted of the following facilities:

	December 28, 2001	December 29, 2000
Pound Sterling	$—	$1,696
U.S. Dollar - Tranche B	5,042	5,042
U.S. Dollar - Tranche C	4,913	15,568
U.S. Dollar - Tranche D	28,996	39,700
	$38,951	$62,006

Loans under the Revolving Credit Facility are made, at the election of the Company, in U.S. Dollars, Euros and/or Pounds Sterling. All borrowings under the Term Loans and the Revolving Credit Facility are repaid in the currency in which the loan is made.

Outstanding loans under the Revolving Credit Facility were to be repaid by June 30, 2002.  Outstanding loans under the Tranche C Facility were to be repaid by December 31, 2002.  Outstanding loans under the Tranche B Facility were to be repaid by March 31, 2003.  Outstanding loans under the Tranche D Facility were to be repaid by June 30, 2005.  As of December 28, 2001, all outstanding loans under the Credit Agreement are classified as non-current as the Company refinanced such obligations, as described in Note 14.

Through December 28, 2001, at the option of the Company, the interest rates applicable to the loans under the Credit Agreement were based upon a Base Rate or a Eurocurrency Rate (both as defined), plus their respective margins.  The Credit Agreement provides for variable rate margins, determined quarterly, based upon the Company’s ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to total debt.  The maximum and minimum base rate margins are 2.25% and 0.25%, respectively.  The maximum and minimum Eurocurrency rate margins are 3.25% and 1.25%, respectively.  At December 28, 2001, the interest rate payable under the Revolving Credit Facility averaged 5.3995%, the interest rate on the Tranche B and Tranche C Facilities averaged 4.7167%, and the interest rate on the Tranche D Facility averaged 5.1250%.

As of December 28, 2001, an undrawn amount of $66.2 million remained under the Revolving Credit Facility of which $53.9 million was available.  However, as discussed in Note 14, amounts outstanding under term loans were refinanced on March 15, 2002 with borrowings on the new $110.0 million Revolving Credit Facility.  The Company is subject to a commitment fee on a quarterly basis equal to 0.50% of the unused portion of the Revolving Credit Facility.  During 2001, debt decreased $2.0 million due to fluctuations in the foreign exchange rates, as compared to a decrease of $359.6 thousand during 2000.

The Credit Agreement contains certain covenants and restrictions on actions by the Company and its subsidiaries, including certain restrictions on the payment of cash dividends.  As of December 28, 2001, substantially all of the Company’s retained earnings are restricted and unavailable for dividend.  In addition, the Credit Agreement requires the Company to meet certain financial tests, including minimum fixed charge coverage ratio, minimum interest coverage ratio, maximum leverage ratio, minimum EBITDA requirements and maximum amounts of capital expenditures.  Effective, March 19, 2001, the Company and the Lenders amended the Credit Agreement to, among other items, lower the minimum EBITDA requirement and the interest coverage ratio and raise the total leverage ratio.  The Company is in compliance as of December 28, 2001 with these and other covenants and restrictions.

The Company has outstanding $135.0 million in 11.25% Senior Subordinated Notes (the “Notes”) due 2006. Interest on the Notes is payable semiannually in arrears on April 1 and October 1 of each year. The Notes may be redeemed at the option of the Company, in whole or in part, at any time on or after October 1, 2001, under the conditions as specified in the note indenture plus accrued and unpaid interest to the redemption date, at the following redemption prices:

Year	Percentage
2002	103.750%
2003	101.875%
2004	100.000%

Upon a change of control, each holder of the Notes may require the Company to repurchase such holder’s Notes in whole or in part at the purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the purchase date.  However, the Credit Agreement limits the amount of Notes the Company can purchase prior to repayment of the borrowings under the Credit Agreement.

The Notes are unsecured obligations subordinated to all existing and future unsubordinated borrowings of the Company, including all of the obligations under the Credit Agreement, and will be effectively subordinated to all obligations of any subsidiaries of the Company.

Future maturities of long-term obligations as of December 28, 2001 are as follows:

2002	$—
2003	—
2004	—
2005	72,724
2006	135,000
$207,724

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

To facilitate the payment of interest and repayment of the notes issued by the Dutch and U.K. holding companies, on September 25, 1996, the Company entered into two currency agreements (“DutchGuilder swap” and “Pound Sterling swap”) with a major financial institution. The agreements provide for exchanges of interest payments in Dutch Guilders and Pounds Sterling for U.S. Dollars on April 1, and October 1 of each year, and provide for exchanges of principal amounts at maturity on October 1, 2003.  Refer to Note 3 for discussion of the Pound Sterling Swap.  In a series of transactions completed on August 7, 1998, the Company sold its interest in the Dutch Guilder swap and entered into a new currency agreement (“New Dutch Guilder Swap”) requiring the Company to exchange 75.0 million Dutch Guilders for $37.5 million.  On October 20, 2000, the New Dutch Guilder Swap was terminated.  Proceeds from the termination approximated $10.0 million and were used to reduce long-term indebtedness. The net gain on the sale of the swap was $1.2 million.

7.  Capital Structure:

Common Stock

In connection with the Reorganization described in Note 1, the Company authorized the issuance of 60,000,000 shares of stock consisting of:  (i) 55,000,000 shares of Class A voting common stock, par value one cent ($0.01) per share; and (ii) 5,000,000 shares of Class B convertible restricted voting common stock, par value one cent ($0.01) per share.  Of the total authorized shares of stock, the Company issued 45,567,312 shares of Class A voting common stock and 4,434,680 shares of Class B convertible restricted voting common stock, for a total of 50,001,992 shares of common stock. Effective October 31, 2000, the stockholders of Euramax International, Inc. authorized the amendment of the Company’s certificate of incorporation to reduce the aggregate number of outstanding shares of common stock.  In addition, the stockholders authorized the reduction of the number of outstanding shares of common stock pursuant to a reverse stock split.  Accordingly, the Company’s certificate of incorporation was amended to revise the number of authorized shares from 60,000,000 shares to 1,200,000 shares consisting of (i) 600,000 shares of Class A voting common stock, par value of one dollar ($1.00) per share, and (ii) 600,000 shares of Class B convertible restricted voting common stock, par value of one dollar ($1.00) per share.  Further, the Company effected a 100 to 1 reverse split of its outstanding common stock such that one hundred outstanding shares of common stock were converted into one share of common stock.

As of December 28, 2001, the Company had 455,673.11 issued and 445,822.44 outstanding shares of common stock with a par value of one dollar ($1.00) per share.  Except with respect to voting rights, all shares of Class A and Class B convertible common stock are identical in all respects and entitle the holders thereof to the same rights, preferences and privileges, and are subject to the same qualifications, limitations and restrictions, all as described in the Company’s Certificate of Incorporation.  The Credit Agreement contains certain restrictions on the payment of cash dividends.

The holders of Class A common stock are entitled to one vote per share on all matters voted on by the Company’s stockholders, and the holders of Class B convertible common stock are generally entitled to one vote per ten (10) shares held on any matters to be voted on the by the Company’s stockholders, with exceptions as noted in the Company’s Certificate of Incorporation.  In addition, each share of Class B convertible common stock may be converted at any time into one share of Class A common stock at the option of the holder.

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

8.  Income Taxes:

The provisions for income taxes are comprised of the following:

	Year ended December 28, 2001	Year ended December 29, 2000	Year ended December 31, 1999
Current:
U.S. Federal	$1,124	$—	$2,497
Non-U.S.	4,011	5,699	3,973
State	357	277	570
	5,492	5,976	7,040

Deferred:
U.S. Federal	$354	$(67)	$3,738
Non-U.S.	(75)	(793)	414
State	(250)	555	(175)
	29	(305)	3,977

	$5,521	$5,671	$11,017

The U.S. and non-U.S. components of earnings (loss) before income taxes are as follows:

	Year ended December 28, 2001	Year ended December 29, 2000	Year ended December 31, 1999

U.S.	$2,064	$(3,387)	$14,407
Non-U.S.	8,187	12,385	8,169
	$10,251	$8,998	$22,576

Reconciliation of the differences between income taxes computed at the U.S. Federal statutory tax rate and the Company’s income tax provision follows:

	Year ended December 28, 2001	Year ended December 29, 2000	Year ended December 31, 1999
Tax at U.S. Federal statutory rate	$3,588	$3,149	$7,989
State income taxes, net of U.S. Federal income tax benefit	(791)	(121)	659
Non-U.S. taxes, net	150	142	199
Reorganization costs	—	—	893
Other permanent differences (primarily goodwill amortization)	1,113	1,526	1,173
Valuation allowances for state taxes	893	1,037	—
Other, net	568	(62)	104
	$5,521	$5,671	$11,017

At December 28, 2001 and December 29, 2000, the combined tax-effected temporary differences are as follows:

	Asset (Liability)
	December 28, 2001	December 29, 2000

Accrued expenses	$2,135	$2,385
Allowance for doubtful accounts	651	245
Book versus tax basis of inventory	276	(9)
Current, net	3,062	2,621

Book versus tax basis of depreciable assets	(15,881)	(18,173)
Net operating losses	8,614	9,609
Accrued pension liability	2,963	(42)
Valuation allowance	(2,525)	(1,632)
Other	(2,848)	(1,099)
Noncurrent, net	(9,677)	(11,337)
Total, net	$(6,615)	$(8,716)

Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries, which are considered to be permanently invested.  It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings.  In addition, an acquired subsidiary, Fabral, Inc., has U.S. operating tax loss carryforwards of approximately $16.1 million that are available to offset future taxable income and taxes.  The tax carryforward benefits begin to expire in 2010. Internal Revenue Service code section 382 imposes an annual limitation on usage of approximately $4.0 million for the Fabral net operating loss.  The Company believes that this limitation will not affect its ability to utilize the net operating losses prior to expiration.  In addition, the Company has certain state and other NOL carryforwards, some of which are reserved with a valuation allowance.  The Company's valuation allowance was $2.5 million, $1.6 million and $595.0 thousand as of December 28, 2001, December 29, 2000, and December 31, 1999, respectively.

9.             Comprehensive Income:

Accumulated other comprehensive income (loss) balances were as follows:

	December 28, 2001	December 29, 2000
Foreign Currency
Translation Adjustment	$(7,810)	$(5,659)
Accumulated Derivative Net Losses	(365)	—
Minimum Pension Liability	(7,052)	(2,551)

	$(15,227)	$(8,210)

There were no tax effects related to the foreign currency translation adjustment component of other comprehensive loss for any year presented because the earnings of the subsidiaries are considered to be permanently invested (see Note 8).  The tax effects related to the minimum pension liability component of other comprehensive income (loss) were $3.1 million for the year ended December 28, 2001, $970.3 thousand for the year ended December 19, 2000 and $338.2 thousand for the year ended December 31, 1999.  The tax effects related to accumulated derivative net losses are disclosed in Note 3.

10.  Employee Retirement Plans:

The Company maintains a variety of retirement plans as follows:

U.S. Plans:

Defined Benefit:

The Company maintains a non-contributory defined benefit pension plan covering substantially all U.S. hourly employees.

The following table sets forth the reconciliations of the projected benefit obligation and plan assets, the funded status of the plan and the amounts recognized in the Company’s consolidated balance sheets:

	Year ended December 28, 2001	Year ended December 29, 2000
Change in benefit obligation
Projected benefit obligation at beginning of year	$1,704	$1,401
Service cost	267	308
Interest cost	130	107
Plan amendments	19	20
Actuarial gain (loss)	147	(32)
Benefits paid	(125)	(100)
Projected benefit obligation at end of year	$2,142	$1,704
Accumulated benefit obligation	$2,142	$1,704

Change in plan assets
Fair value of plan assets at beginning of year	$1,548	$1,005
Actual loss on plan assets	(70)	(40)
Employer contributions	491	683
Benefits paid	(125)	(100)
Fair value of plan assets at end of year	$1,844	$1,548

Funded status	$(298)	$(156)
Unrecognized actuarial loss	562	206
Unrecognized prior service cost	235	237
Net amount recognized	$499	$287

Amounts recognized in the consolidated balance sheets
Accrued pension liability	$(298)	$(156)
Intangible asset	235	237
Accumulated other comprehensive loss	562	206
Net amount recognized in balance sheet	$499	$287

Weighted average assumptions used in the accounting for the plan include:

	December 28, 2001	December 29, 2000	December 31, 1999
Weighted-average assumptions
Discount rate	7.25%	7.75%	7.75%
Rate of compensation increases	n/a	n/a	n/a
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%

Net periodic pension costs for the plan include the following components:

	Year ended December 28, 2001	Year ended December 29, 2000	Year ended December 31, 1999
Components of net periodic pension cost
Service cost	$267	$308	$375
Interest cost	130	107	90
Expected return on assets	(138)	(107)	(51)
Amortization of prior service cost	21	20	18
Recognized net actuarial loss	—	—	25
Net periodic pension cost	$280	$328	$457

Defined Contribution:

The Company maintains three defined contribution retirement and savings plans, which also allow the employees to contribute a percentage of their pretax and/or after-tax income in accordance with specified guidelines. The Company matches a certain percentage of employee pre-tax contributions up to certain limits.  Further, the plans provide for discretionary contributions by the Company based on years of service and age. The Company’s expense for the years ended December 28, 2001, December 29, 2000, and December 31, 1999, was approximately $1.5 million, $1.0 million, and $1.4 million, respectively.

International Plans:

In addition to the above, the employees of Euramax Coated Products Limited and Ellbee Limited participate in a single employer pension plan (the “U.K. Plan”).

The following table sets forth the reconciliations of the projected benefit obligations and plan assets, the funded status of the U.K. Plan and amounts recognized in the Company’s consolidated balance sheets:

	Year ended December 28, 2001	Year ended December 29, 2000
Change in benefit obligation
Projected benefit obligation at beginning of year	$16,835	$16,514
Service cost	944	935
Interest cost	1,006	951
Employee contributions	198	253
Actuarial loss (gain)	3,989	(53)
Benefits paid	(491)	(490)
Currency translation adjustment	(449)	(1,275)
Projected benefit obligation at end of year	$22,032	$16,835
Accumulated benefit obligation at end of year	$22,032	$16,835

Change in plan assets
Fair value of plan assets at beginning of year	$12,926	$14,240
Actual loss on plan assets	(1,297)	(1,029)
Employer contributions	1,307	1,174
Employee contributions	198	253
Benefits paid	(491)	(490)
Administrative expenses	(164)	(149)
Currency translation adjustment	(375)	(1,073)
Fair value of plan assets at end of year	$12,104	$12,926

Funded status	$(9,928)	$(3,909)
Unrecognized actuarial net loss	9,317	3,149
Net amount recognized	$(611)	$(760)

Amounts recognized in the consolidated balance sheets
Accrued pension liability	$(9,928)	$(3,909)
Accumulated other comprehensive loss	9,317	3,149
Net amount recognized in balance sheet	$(611)	$(760)

The change in the funded status of the U.K. Plan resulted from losses on plan assets in both 2001 and 2000, together with an increase in the projected benefit obligation resulting from revisions to demographic assumptions.

Weighted average assumptions used in the accounting for the U.K. plan include:

	December 28, 2001	December 29, 2000	December 31, 1999
Weighted-average assumptions
Discount rate	6.25%	6.25%	6.25%
Rate of compensation increases	4.00%	3.50%	3.75%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%

Net periodic pension cost for the U.K. Plan includes the following components:

	Year ended December 28, 2001	Year ended December 29, 2000	Year ended December 31, 1999
Components of net periodic pension cost
Service cost	$944	$935	$882
Interest cost	1,006	951	967
Expected return on assets	(971)	(1,017)	(856)
Recognized net loss	201	—	210
Net periodic pension cost	$1,180	$869	$1,203

Supplemental Executive Retirement Plan:

The Company has an unfunded supplemental retirement plan for members of management.  At December 28, 2001 and December 29, 2000, the accrued liability for future benefits under the plan was $820.0 thousand and $730.0 thousand, respectively.  Benefits expense for the plan totaled $103.6 thousand, $104.5 thousand and $119.0 thousand in 2001, 2000 and 1999, respectively.

11.  Incentive Plans:

Incentive Compensation Plan

The Company has an incentive compensation plan that covers key employees.  The costs of the plan are computed in accordance with a formula that incorporates EBITDA (defined in Note 6) and return on average net assets.  Costs of the plan for the years ended December 28, 2001, December 29, 2000, and December 31, 1999, were approximately $2.8 million, $0.4 million, and $2.6 million, respectively.

Long-Term Incentive Plan

In 1998, the Company established the Euramax International 1999 Phantom Stock Plan (the “Plan”) which was effective January 1, 1999.  The purpose of the Plan is to link the interests of the participants to those of the Company’s shareholders through compensation that is tied to the increase in the equity value of the Company over the long term. Participation in the Plan is limited to key executives and certain other management employees as approved, from time to time, by a Committee selected by the President.

The Plan provides for one-time awards of phantom shares to selected participants.  A phantom share is a unit equal to 4% of the equity value of the Company, as defined by the Plan, divided by 40,000 (the maximum number of phantom shares that may be awarded to participants under the Plan).  A phantom share entitles the participant to receive compensation equal to the value of a phantom share when fully vested, minus the value of a phantom share at the date of grant, all as defined by the Plan. On January 1, 1999, 36,000 of the phantom shares were granted, of which 31,390 shares and 29,442 shares remain outstanding as of December 28, 2001 and December 29, 2000, respectively.  Compensation expense accrues in the period from the date of grant to the date fully vested, adjusted for changes in the value of the phantom shares.  No amounts have been recorded during fiscal years 2001, 2000 or 1999 in connection with the Plan because the value of a phantom share as of December 28, 2001, December 29, 2000 and December 31, 1999 were less than the value on the date of grant. The awards become fully vested on the earlier of a change in control; a listing; the death, disability or retirement of the participant; or December 31, 2003.  Compensation will be paid out in four equal payments during the first quarter of 2004 through 2007, unless there is a change in control; a listing; or the death, disability or retirement of the participant; in which case the compensation will be paid out sooner.

12.  Commitments and Contingencies:

Minimum commitments under long-term noncancelable operating leases, principally for operating and office facilities at December 28, 2001 were as follows:

2002	$5,285
2003	3,818
2004	2,377
2005	1,310
2006	563
Thereafter	684
$14,037

Rent expense amounted to $5.5 million, $5.7 million and $6.4 million for the years ended December 28, 2001, December 29, 2000 and December 31, 1999, respectively.

Litigation

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of business.  Although occasional adverse decisions or settlements may occur, it is the opinion of the Company’s management, based upon information available at this time, that the expected outcome of these matters is not estimable individually or in the aggregate, but would not reasonably be expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries taken as a whole.

Environmental Matters

The Company’s operations are subject to federal, state, local and European environmental laws and regulations concerning the management of pollution and hazardous substances.

The Company has been named as a defendant in lawsuits or as a potentially responsible party in state and Federal administrative and judicial proceedings seeking contribution for costs associated with the investigation, analysis, correction and remediation of environmental conditions at various hazardous waste disposal sites. The Company continues to monitor these actions and proceedings and to vigorously defend both its own interests as well as the interests of its affiliates. The Company’s ultimate liability in connection with present and future environmental claims will depend on many factors, including its volumetric share of the waste at a given site, the remedial action required, the total cost of remediation, and the financial viability and participation of the other entities that also sent waste to the site. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes or adjusts its reserve for its projected share of these costs. Based upon current law and information known to the Company concerning the size of the sites known to it, anticipated costs, their years of operations and the number of other potentially responsible parties, Management believes that the Company’s potential share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses are not material. In addition, the Company establishes reserves for remedial measures required from time to time at its own facilities. Management believes that the reasonably probable outcomes of these matters will not be material.

The Company’s reserves, expenditures and expenses for all environmental exposures were not significant for any of the dates or periods presented.

In connection with the Acquisition referred to in Note 1, the Company was indemnified by Alumax for substantially all of its costs, if any, related to environmental matters for occurrences arising prior to the closing date of the Acquisition during the period of time it was owned directly or indirectly by Alumax. Such indemnification includes costs that may ultimately be incurred to contribute to the remediation of certain specified existing National Priorities List (“NPL”) sites for which the Company had been named a potentially responsible party under the federal Comprehensive Environmental Response, Compensation, and Liability Information System (“CERCLA”) as of the closing date of the Acquisition, as well as certain potential costs for sites listed on state hazardous cleanup lists. With respect to all other environmental matters, Alumax’s obligations are limited to $125.0 million and expire in September 2002. However, notwithstanding the indemnity, the Company does not believe that it has any significant probable liability for environmental claims. Further, the Company believes it to be unlikely that the Company would be required to bear environmental costs in excess of its pro rata share of such costs as a potentially responsible party at any site.

13.  Segment Information:

The Company’s reportable segments have been aggregated according to manufacturing process with similar economic characteristics and are as follows:

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

The accounting policies of the segments are the same as those described in Note 3, “Summary of Significant Accounting Policies.” Segment data includes intersegment revenues.  The Company evaluates the performance of its segments and allocates resources to them based primarily on EBITDA.

The Company is organized primarily on the basis of seven operating subsidiaries.  Two of the subsidiaries have been aggregated into the “European roll coating” segment, the three U.S. subsidiaries have been aggregated into the “U.S. fabrication” segment, and two of the European subsidiaries have been aggregated into the “European fabrication” segment.  The table below presents information about reported segments for the fiscal years ended December 28, 2001, December 29, 2000, and December 31, 1999:

	Year ended December 28, 2001	Year ended December 29, 2000	Year ended December 31, 1999
Sales
European Roll Coating	$129,824	$144,266	$140,075
U.S. Fabrication	406,834	399,538	397,437
European Fabrication	58,891	58,991	62,022
Total segment sales	595,549	602,795	599,534

Eliminations	(2,432)	(3,316)	(2,775)
Consolidated net sales	$593,117	$599,479	$596,759

EBITDA
European Roll Coating	$14,649	$19,492	$20,185
U.S. Fabrication	34,699	25,698	35,294
European Fabrication	7,195	7,110	8,042
Total EBITDA for reportable segments	$56,543	$52,300	$63,521

Expenses that are not segment specific	(3,479)	(863)	(5,411)
Depreciation and amortization	(17,555)	(16,569)	(13,728)
Interest expense, net	(25,258)	(25,870)	(21,806)
Consolidated net earnings before income taxes	$10,251	$8,998	$22,576

Segment assets are not included in the above table because asset information is not reported by segment in the information reviewed by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance.

The following table reflects revenues from external customers by groups of similar products for the years ended December 28, 2001, December 29, 2000, and December 31, 1999:

Customers/Markets	Primary Products	Year ended December 28, 2001	Year ended December 29, 2000	Year ended December 31, 1999
Original Equipment Manufacturers (“OEMs”)	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; RV doors, windows and roofing; and composite building panels	$241,314	$265,806	$262,733

Rural Contractors	Steel and aluminum roofing and siding	120,082	115,197	121,612

Home Centers	Raincarrying systems, roofing accessories, windows, doors and shower enclosures	115,856	96,773	87,452

Manufactured Housing	Steel siding and trim components	24,359	34,514	49,566

Distributors	Metal coils, raincarrying systems and roofing accessories	32,996	34,814	28,842

Industrial and Architectural Contractors	Standing seam panels and siding and roofing accessories	17,928	19,401	20,480

Home Improvement Contractors	Vinyl replacement windows; metal coils, raincarrying systems; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings	40,582	32,974	26,074
		$593,117	$599,479	$596,759

The following table reflects sales and long–lived asset information by geographic area as of and for the years ended December 28, 2001, December 29, 2000, and December 31, 1999:

	Sales
	Year ended December 28, 2001	Year ended December 29, 2000	Year ended December 31, 1999
United States	$406,799	$399,536	$397,437
The Netherlands	82,614	86,324	78,117
United Kingdom	74,579	85,392	93,632
Other non-U.S.	29,125	28,227	27,573
	$593,117	$599,479	$596,759

	Long-Lived Assets
	December 28, 2001	December 29, 2000
United States	$142,486	$152,075
The Netherlands	39,942	43,968
United Kingdom	38,244	40,467
Other non-U.S.	4,105	3,043
	$224,777	$239,553

Non-U.S. revenue is based on the country in which the legal subsidiary is domiciled.  The Company’s largest customer accounted for 12.9% of 2001 net sales and 10.1% of 2000 net sales.  This customer is included in the Company’s U.S. Fabrication segment.  As of December 28, 2001, this customer had an outstanding trade receivable balance of $9.1 million.  No other customer represented greater than ten percent of the Company’s revenues in any period presented.

14.  Subsequent Events:

Effective March 15, 2002, the Company and its Lenders amended and restated the Credit Agreement (“Amended and Restated Credit Agreement”) to, among other items, increase the Revolving Credit Facility from $100.0 million to $110.0 million; refinance outstanding Term Loans through borrowings under the Revolving Credit Facility; and extend the expiration date of the Revolving Credit Facility from June 30, 2002 to June 30, 2005.

At the option of the Company, the interest rates applicable to the loans under the Amended and Restated Credit Agreement are based upon a Base Rate or a Eurocurrency Rate (both as defined), plus their respective margins.  The Amended and Restated Credit Agreement provides for variable rate margins, determined quarterly, based upon the Company’s ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to total debt.  The maximum and minimum Base Rate margins are 2.00% and 1.00%, respectively.  The maximum and minimum Eurocurrency Rate margins are 3.25% and 2.25%, respectively.

The Amended and Restated Credit Agreement contains certain covenants and restrictions on actions by the Company and its subsidiaries, including certain restrictions on the payment of cash dividends.  In addition, the Amended and Restated Credit Agreement requires the Company to meet certain financial tests, including fixed charge coverage ratio, minimum interest coverage ratio, maximum leverage ratio and maximum amounts of capital expenditures.  The Amended and Restated Credit Agreement does not contain the Excess Cash Flow Provision that was included in the Credit Agreement requiring an additional annual payment on the Company’s borrowings based upon the Company’s excess cash flows as defined in the Credit Agreement.

15.  Supplemental Consolidated Financial Statements:

As described in Note 1, on September 25, 1996, Euramax purchased the Company from Alumax. As further described in Note 6, the Acquisition was financed, in part, through the Notes. Euramax International Limited, Euramax European Holdings Limited and Euramax European Holdings B.V. are co-obligors under the Notes (the “Co–Obligors”).  As discussed in Note 1, Euramax International, Inc., the new U.S. parent of the group, has provided a full and unconditional guarantee of the Notes (“Parent Guarantor”).  In addition, Amerimax Holdings, Inc., Amerimax Fabricated Products, Inc., Euramax International Holdings Limited and Euramax Continental Limited, holding company subsidiaries of Euramax, have provided full and unconditional guarantees of the Notes (collectively, the “Guarantor Subsidiaries”).  The following supplemental condensed combining financial statements as of December 28, 2001 and December 29, 2000, and for the years ended December 28, 2001, December 29, 2000 and December 31, 1999 reflect the financial position, results of operations, and cash flows of each of the Parent Guarantor, the Co-Obligors, and such combined information of the Guarantor Subsidiaries and the non-guarantor subsidiaries, principally the operating subsidiaries, (collectively, the “Non-Guarantor Subsidiaries”).  The Co-Obligors and Guarantors are wholly-owned subsidiaries of Euramax and are each jointly, severally, fully, and unconditionally liable under the Notes. Separate complete financial statements of each Co-Obligor and Guarantor are not presented because management has determined that they are not material to investors.

	Year ended December 28, 2001
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$—	$—	$—	$593,117	$—	$593,117

Costs and expenses:
Cost of goods sold	—	—	—	—	—	477,870	—	477,870
Selling and general	1,251	336	—	—	(1,321)	58,964	—	59,230

Depreciation and amortization	—	—	—	—	346	17,209	—	17,555
Earnings (loss) from operations	(1,251)	(336)	—	—	975	39,074	—	38,462
Equity in earnings (loss) of subsidiaries	9,122	4,563	(1,278)	6,683	18,648	—	(37,738)	—
Interest expense, net	(5,484)	(99)	(419)	(268)	(12,800)	(6,188)	—	(25,258)
Other income (expense), net	(19)	(9)	(810)	(118)	(2,616)	619	—	(2,953)
Earnings (loss) before income taxes	2,368	4,119	(2,507)	6,297	4,207	33,505	(37,738)	10,251

Provision (benefit) for income taxes	(2,362)	(133)	(369)	(105)	(4,915)	13,405	—	5,521
Net earnings (loss)	$4,730	$4,252	$(2,138)	$6,402	$9,122	$20,100	$(37,738)	$4,730

15.  Supplemental Consolidated Financial Statements (continued):

	Year ended December 29, 2000
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$—	$—	$—	$599,479	$—	$599,479

Costs and expenses:
Cost of goods sold	—	—	—	—	389	493,941	—	494,330
Selling and general	1,515	496	—	—	(918)	53,382	—	54,475

Depreciation and amortization	—	—	—	—	364	16,205	—	16,569
(Loss) earnings from operations	(1,515)	(496)	—	—	165	35,951	—	34,105
Equity in earnings of subsidiaries	6,102	7,848	45	13,746	7,551	—	(35,292)	—
Interest expense, net	(2,106)	(99)	(420)	(490)	(1,730)	(21,025)	—	(25,870)
Other income (expense), net	—	65	(2,152)	(6,178)	(262)	9,290	—	763
Earnings (loss) before income taxes	2,481	7,318	(2,527)	7,078	5,724	24,216	(35,292)	8,998

(Benefit) provision for income taxes	(846)	(159)	(745)	(2,302)	(376)	10,099	—	5,671
Net earnings (loss)	$3,327	$7,477	$(1,782)	$9,380	$6,100	$14,117	$(35,292)	$3,327

	Year ended December 31, 1999
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	—	—	—	—	—	$96,759	—	$96,759

Costs and expenses:
Cost of goods sold	—	—	—	—	—	479,730	—	479,730
Selling and general	102	4,387	—	1	(471)	53,967	—	57,986

Depreciation and amortization	—	—	—	—	106	13,622	—	13,728
(Loss) earnings from operations	(102)	(4,387)	—	(1)	365	49,440	—	45,315

Equity in earnings of subsidiaries	—	14,892	915	10,908	7,974	—	(34,689)	—
Interest expense, net	—	(4)	(132)	(355)	(178)	(21,137)	—	(21,806)
Other (expense) income, net	—	(12)	(951)	(5,481)	(27)	5,538	—	(933)
(Loss) earnings before income taxes	(102)	10,489	(168)	5,071	8,134	33,841	(34,689)	22,576

Provision (benefit) for income taxes	160	(1,332)	(319)	(2,016)	788	13,736	—	11,017
Net (loss) earnings	(262)	11,821	151	7,087	7,346	20,105	(34,689)	11,559
Dividends on redeemable preference shares	—	6,381	—	—	—	—	—	6,381
Net (loss) earnings available for shareholders	$262)	$5,440	$151	$7,087	$7,346	$20,105	$(34,689)	$5,178

	As of December 28, 2001
	Euramax International,Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V.(Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	ASSETS
Current assets:
Cash and equivalents	$—	$—	$—	$94	$11	$5,792	$—	$5,897
Accounts receivable, net	1	15	—	—	—	77,241	—	77,257
Inventories	—	—	—	—	—	64,114	—	64,114
Deferred income taxes	321	—	—	—	—	3,588	—	3,909
Other current assets	—	—	—	—	600	811	—	1,411
Total current assets	322	15	—	94	611	151,546	—	152,588
Property, plant and equipment, net	—	—	—	—	47	110,798	—	110,845
Amounts due from affiliates	95,392	79,253	46,891	1,677	138,391	49,775	(411,379)	—
Goodwill, net	—	—	—	—	7,799	99,459	—	107,258
Investment in consolidated subsidiaries	123,576	22,091	(16,591)	28,506	187,448	—	(345,030)	—
Deferred income taxes	—	—	955	—	12	5,919	—	6,886
Other assets	—	1,595	401	406	688	3,584	—	6,674
	$219,290	$102,954	$31,656	$30,683	$334,996	$421,081	$(756,409)	$384,251
	LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$—	$—	$(358)	$1,777	$—	$1,419
Accounts payable	—	—	—	—	17	53,422	—	53,439
Accrued expenses	38	108	—	—	2,227	17,327		19,700
Accrued interest payable	1,009	1,986	800	—	627	114	—	4,536
Income taxes payabale	(2,395)	(1,740)	(1,440)	(6,129)	(6,556)	20,858	—	2,598
Deferred income taxes	—	—	—	—	189	658	—	847
Current maturities of long-term debt	—	—	—	—	—	—	—	—
Total current liabilities	(1,348)	354	(640)	(6,129)	(3,854)	94,156	—	82,539
Long-term debt, less current maturities	37,216	70,605	27,179	—	38,409	34,315	—	207,724
Amounts due to affiliates	120,186	16,574	16,544	4,880	175,637	77,558	(411,379)	—
Deferred income taxes	464	—	—	—	721	15,378	—	16,563
Other liabilities	—	—	—	—	508	15,423	—	15,931
Total liabilities	156,518	87,533	43,083	(1,249)	211,421	236,830	(411,379)	322,757
Shareholders’equity:
Class A common stock — $.01 par value; 600,000 shares authorized, 455,673.11 issued and 445,822.44 outstanding	456	2	78	23	35,001	6,835	(41,939)	456
Class B convertible common stock — $.01 par value; 600,000 shares authorized, 44,346.80 issued and outstanding	44	—	—	—	—	—	—	44
Additional paid-in capital	65,218	20,726	6,922	9,077	149,085	369,643	(567,451)	53,220
Treasury stock	(1,581)	—	—	—	—	—	—	(1,581)
Retained earnings (deficit)	7,795	7,723	(12,682)	28,940	(51,167)	(12,104)	56,077	24,582
Dividends declared	—	—	—	—	—	(167,714)	167,714	—
Accumulated other comprehensive loss	(9,160)	(13,030)	(5,745)	(6,108)	(9,344)	(12,409)	40,569	(15,227)
Total shareholders’ equity	62,772	15,421	(11,427)	31,932	123,575	184,251	(345,030)	61,494
	$219,290	$102,954	$31,656	$30,683	$334,996	$421,081	$(756,409)	$384,251

	As of December 29, 2000
	Euramax International,Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor	Euramax European Holdings B.V.(Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	ASSETS
Current assets:
Cash and equivalents	$—	$—	$—	$—	$27	$8,107	$—	$8,134
Accounts receivable, net	1	31	—	—	63	73,626	—	73,721
Inventories	—	—	—	—	—	81,215	—	81,215
Deferred income taxes	26	—	—	—	—	2,651	—	2,677
Other current assets	100	—	—	—	1,271	773	—	2,144
Total current assets	127	31	—	—	1,361	166,372	—	167,891
Property, plant and equipment, net	—	—	—	—	109	119,109	—	119,218
Amounts due from affiliates	99,126	77,700	46,240	11,522	333,649	150,246	(718,483)	—
Goodwill, net	—	—	—	—	8,083	105,241	—	113,324
Investment in consolidated subsidiaries	121,120	23,411	(11,534)	23,711	130,061	—	(286,769)	—
Deferred income taxes	—	169	—	—	13	5,433	—	5,615
Other assets	—	1,931	499	524	1,119	2,938	—	7,011
	$220,373	$103,242	$35,205	$35,757	$474,395	$549,339	$(1,005,252)	$413,059
	LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$—	$—	$(186)	$1,895	$—	$1,709
Accounts payable	—	—	—	—	148	57,827	—	57,975
Accrued expenses	68	38	—	—	1,251	13,222		14,579
Accrued interest payable	722	1,986	822	324	84	92	—	4,030
Income taxes payabale	—	(1,607)	(2,090)	755	(886)	11,809	—	7,981
Deferred income taxes	—	—	—	—	56	—	—	56
Current maturities of long-term debt	—	—	—	—	551	1,696	—	2,247
Total current liabilities	790	417	(1,268)	1,079	1,018	86,541	—	88,577
Long-term debt, less current maturities	37,216	70,605	27,179	—	65,517	32,764	—	233,281
Amounts due to affiliates	120,090	15,168	14,634	7,343	285,305	275,943	(718,483)	—
Deferred income taxes	(2,430)	—	—	—	490	18,892	—	16,952
Other liabilities	—	—	—	—	945	9,523	—	10,468
Total liabilities	155,666	86,190	40,545	8,422	353,275	423,663	(718,483)	349,278
Shareholders’equity:
Class A common stock — $.01 par value; 600,000 shares authorized, 455,673.11 issued and 445,822.44 outstanding	456	2	78	23	35,001	6,835	(41,939)	456
Class B convertible common stock — $.01 par value; 600,000 shares authorized, 44,346.80 issued and outstanding	44	—	—	—	—	—	—	44
Additional paid-in capital	65,218	20,726	6,922	9,077	149,085	157,574	(355,382)	53,220
Treasury stock	(1,581)	—	—	—	—	—	—	(1,581)
Retained earnings (deficit)	3,065	3,471	(10,544)	22,538	(60,289)	(25,719)	87,330	19,852
Dividends declared	—	—	—	—	—	(6,485)	6,485	—
Accumulated other comprehensive loss	(2,495)	(7,147)	(1,796)	(4,303)	(2,677)	(6,529)	16,737	(8,210)
Total shareholders’ equity	64,707	17,052	(5,340)	27,335	121,120	125,676	(286,769)	63,781
	$220,373	$103,242	$35,205	$35,757	$474,395	$549,339	$(1,005,252)	$413,059

	Year ended December 28, 2001
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Cash flows from operating activities:

Net earnings (loss)	$4,730	$4,252	$(2,138)	$6,402	$9,122	$20,100	$(37,738)	$4,730
Reconciliation of net earnings to cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	—	346	17,209	—	17,555

Amortization of deferred financing fees	—	237	84	87	389	336	—	1,133
Provision for doubtful accounts	—	—	—	—	—	1,763	—	1,763
Foreign exchange (gain) loss	19	9	811	118	—	(1,161)		(204)
Loss on sale of assets	—	—	—	—	—	124	—	124
Deferred income taxes	33	—	—	—	149	(153)	—	29
Dividends received	—	—	—	294	167,428	—	(167,722)	—
Equity in (loss) earnings of subsidiaries	(9,122)	(4,563)	1,278	(6,683)	(18,648)	—	37,738	—
Changes in operating assets and liabilities	509	163	(362)	(7,245)	(929)	18,235	—	10,371
Net cash (used in) provided by operating activities	(3,831)	98	(327)	(7,027)	157,857	56,453	(167,722)	35,501

Cash flows from investing activites:
Proceeds from sale of assets	—	—	—	—	—	1,164	—	1,164
Capital expenditures	—	—	—	—	—	(8,321)	—	(8,321)
Contributed capital to subsidiaries	—	—	—	—	(212,069)	—	212,069	—
Net cash used in investing activities	—	—	—	—	(212,069)	(7,157)	212,069	(7,157)

Cash flows from financing activities:
Changes in cash overdrafts	—	—	—	—	(172)	(118)	—	(290)
Net (repayment) borrowings on revolving credit facility	—	—	—	—	(6,300)	3,526	—	(2,774)
Repayment of long-term debt	—	—	—	—	(21,358)	(1,631)	—	(22,989)
Dividends paid	—	—	—	—	—	(167,722)	167,722	—
Payment to terminate interest rate swap	—	—	—	—	(3,160)	—	—	(3,160)
Payment of credit agreement amendment fee	—	—	—	—	(405)	—	—	(405)
Contributed capital from parent	—	—	—	—	—	212,069	(212,069)	—
Due to/from parent affiliate	3,831	(98)	346	7,226	85,591	(96,896)	—	—
Net cash provided by (used in) financing activities	3,831	(98)	346	7,226	54,196	(50,772)	(44,347)	(29,618)

Effect of exchange rate changes on cash	—	—	(19)	(105)	—	(839)	—	(963)
Net increase (decrease) in cash and equivalents	—	—	—	94	(16)	(2,315)	—	(2,237)
Cash and equivalents at beginning of period	—	—	—	—	27	8,107		8,134
Cash and equivalents at end of period	$—	$—	$—	$94	$11	$5,792	—	$5,897

Supplemental cash flow information:
Income taxes paid, net	—	—	—	—	296	9,216	—	9,512
Interest paid, net	3,900	7,943	3,191	286	4,062	3,008	—	22,390

	Year ended December 29, 2000
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Cash flows from operating activities:
Net earnings (loss)	$3,327	$7,477	$(1,782)	$9,380	$15,480	$14,117	$(44,672)	$3,327
Reconciliation of net earnings to cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	—	364	16,205	—	16,569
Amortization of deferred financing fees	—	236	88	89	435	334	—	1,182
Provision for doubtful accounts	—	—	—	—	—	542	—	542
Foreign exchange loss (gain)	—	—	2,152	6,178	—	(8,330)		—
Gain on sale of assets	—	—	—	—	—	(1,108)	—	(1,108)
Deferred income taxes	(846)	—	—	—	257	284	—	(305)
Dividends received	—	—	—	6,485	—	—	(6,485)	—
Equity in earnings of subsidiaries	(6,102)	(7,848)	(45)	(13,746)	(16,931)	—	44,672	—
Changes in operating assets and liabilities	(2,786)	771	(2,881)	(2,699)	9,254	6,221	—	7,880
Net cash (used in) provided by operating activities	(6,407)	636	(2,468)	5,687	8,859	28,265	(6,485)	28,087

Cash flows from investing activites:
Proceeds from sale of assets	—	—	—	—	—	409	—	409
Purchases of businesses	—	—	—	—	—	(45,777)	—	(45,777)
Capital expenditures	—	—	—	—	(28)	(9,678)	—	(9,706)
Net cash used in investing activities	—	—	—	—	(28)	(55,046)	—	(55,074)

Cash flows from financing activities:
Changes in cash overdrafts	—	—	—	—	1,845	(2,146)	—	(301)
Net (repayment) borrowings on revolving credit facility	—	—	—	—	(19,200)	272	—	(18,928)
Repayment of long-term debt	—	—	—	—	(5,839)	(624)	—	(6,463)
Proceeds from long-term debt	37,216	—	—	(37,216)	40,000	—	—	40,000
Dividends paid	—	—	—	—	—	(6,485)	6,485	—
Proceeds from settlement of currency agreements	—	—	—	—	—	10,020	—	10,020
Deferred financing fees	—	—	—	—	—	(1,000)	—	(1,000)
Purchases of treasury stock	(1,581)	—	—	—	—	—	—	(1,581)
Contributed capital from parent	—	—	—	—	(45,015)	45,015	—	—
Due to/from parent affiliate	(29,228)	(636)	356	34,608	17,868	(22,968)	—	—
Net cash provided by (used in) financing activities	6,407	(636)	356	(2,608)	(10,341)	22,084	6,485	21,747

Effect of exchange rate changes on cash	—	—	2,112	(3,079)	—	956	—	(11)

Net decrease in cash and equivalents	—	—	—	—	(1,510)	(3,741)	—	(5,251)

Cash and equivalents at beginning of period	—	—	—	—	1,537	11,848		13,385

Cash and equivalents at end of period	$—	$—	$—	$—	$27	$8,107	—	$8,134

Supplemental cash flow information:
Income taxes paid, net	—	—	—	2,965	(520)	793	—	3,238
Interest paid, net	—	—	3,367	3,051	15,671	2,305	—	24,394

	Year Ended December 31, 1999
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Cash flows from operating activities:
Net earnings (loss)	$(262)	$11,821	$151	$7,087	$7,346	$20,105	$(34,689)	$11,559
Reconciliation of net earnings to cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	—	105	13,623	—	13,728
Amortization of deferred financing fees	—	237	94	104	435	210	—	1,080
Provision for doubtful accounts	—	—	—	—	—	283	—	283
Gain on sale of assets	—	—	—	—	—	(146)	—	(146)
Foreign exchange loss (gain)	—	—	951	5,481	—	(5,703)	—	729
Deferred income taxes	(200)	—	—	—	261	3,916	—	3,977
Dividends received	20,759	19,823	13,902	11,174	27,684	—	(93,342)	—
Equity in earnings of subsidiaries	—	(14,892)	(915)	(10,908)	(7,974)	—	34,689	—
Changes in operating assets and liabilities	2,064	(547)	(311)	2,451	(5,958)	(303)	—	(2,604)
Net cash provided by operating activities	22,361	16,442	13,872	15,389	21,899	31,985	(93,342)	28,606

Cash flows from investing activites:
Proceeds from sale of assets	—	—	—	—	1	705	—	706
Purchases of businesses	—	—	—	—	(15,561)	(6,600)	—	(22,161)
Capital expenditures	—	—	—	—	(43)	(13,315)	—	(13,358)
Net cash used in investing activities	—	—	—	—	(15,603)	(19,210)	—	(34,813)

Cash flows from financing activities:
Changes in cash overdrafts	—	—	—	—	1,746	(1,250)	—	496
Net borrowings on revolving credit facility	—	—	—	—	2,000	20,703	—	22,703
Repayment of long-term debt	—	—	—	—	(9,182)	(9,353)	—	(18,535)
Contributed capital from reorganization	(72,565)	—	—	—	72,565	—	—	—
Dividends paid	—	(20,793)	(12,932)	(6,891)	(27,650)	(25,076)	93,342	—
Due to/from parent or affiliate	50,204	4,351	(930)	(8,496)	(44,213)	(916)	—	—
Net cash used in financing activities	(22,361)	(16,442)	(13,862)	(15,387)	(4,734)	(15,892)	93,342	4,664

Effect of exchange rate changes on cash	—	—	(10)	(2)	(37)	(4,067)	—	(4,116)
Net increase (decrease) in cash and equivalents	—	—	—	—	1,525	(7,184)	—	(5,659)
Cash and equivalents at beginning of period	—	—	—	—	12	19,032	—	19,044
Cash and equivalents at end of period	$—	$—	$—	$—	$1,537	$11,848	$—	$13,385

Year Ended December 31, 1999
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Noncash financing and investing activities:
Euramax International Limited cancelled 34,000,000 preference shares, 1,000,000 ordinary shares, and accrued preference dividends of $18,720	$—	$53,720	$—	$—	$—	$—	$—	$53,720
Euramax International, Inc. issued 50,001,992 shares common stock to former Euramax International Limited shareholders	$500	$—	$—	$—	$—	$—	$—	$500
Dividends accrued on redeemable preference shares	$—	$6,381	$—	$—	$—	$—	$—	$6,381
Payable for certain non-compete agreements associated with purchase of business	$—	$—	$—	$—	$—	$500	$—	$500

Supplemental cash flow information:
Income taxes paid (refunded), net	$—	$—	$—	$—	$7,082	$(53)	$—	$7,029
Interest paid, net	$—	$4	$3,572	$3,521	$13,633	$871	$—	$21,601

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Part III

Item 10.  Directors, Executive Officers and Key Management

The following sets forth certain information with respect to the persons who are members of the Board of Directors, executive officers and key management of the Company and its subsidiaries.

Name	Age	Position
J. David Smith	53	Chief Executive Officer, President and Director

Mitchell B. Lewis	39	Executive Vice President and Corporate Business Development Director

Neil E. Bashore	53	Executive Vice President

Jo Cuypers	61	Executive Vice President

R. Scott Vansant	39	Vice President, Secretary and Chief Financial Officer

Scott R. Anderson	39	President - Amerimax Building Products, Inc.

Dudley Rowe	43	President - Amerimax Home Products, Inc.

Rob Dresen	47	Managing Director - Euramax Coated Products B.V.

David C. Pugh	52	Managing Director - Ellbee Limited

Aloyse Wagener	54	Managing Director - Euramax Industries S.A.

Nick E. Dowd	44	President - Fabral, Inc.

Stuart M. Wallis	56	Director, Non-executive Chairman

Joseph M. Silvestri	40	Director

Ronald A. Collins	30	Director

Rolly van Rappard	40	Director

Paul E. Drack	74	Director

J. David Smith has been Chief Executive Officer and a Director of the Company since September 1996. Mr. Smith’s career in the fabricated products industry spans thirty years, starting with various operational responsibilities with Howmet Aluminum Corp. (“Howmet Aluminum”). In 1983, Mr. Smith joined Alumax as General Manager of the Building Specialties Division and became President of Alumax Home and Specialty Products Group in 1988.  Mr. Smith became President of Amerimax Fabricated Products in 1990 and was appointed a Vice President of Alumax in 1994.

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

Jo Cuypers became Executive Vice President of the Company in January 2001.  Prior to being appointed Executive Vice President, Mr. Cuypers served as Managing Director of Euramax Coated Products B.V. from 1979 to 2000.  Mr. Cuypers joined Euramax Coated Products B.V. in 1970 and has served as production team leader, production and material manager, production director and general manager.  Including his service with other companies prior to joining Euramax Coated Products BV, Mr. Cuypers has over 40 years of industry experience.

R. Scott Vansant became Chief Financial Officer of the Company in July 1998 and Vice President and Secretary in September 1996.  He joined Alumax in 1991. From 1995 to 1996, Mr. Vansant served as Director of Internal Audit for Alumax. Mr. Vansant also served in various operational positions with Alumax Building Products, Inc., including serving as Controller of the division from 1993 to 1995. Prior to 1991, Mr. Vansant worked as a Certified Public Accountant for Ernst & Young LLP.

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

Rob Dresen became managing Director of Euramax Coated Products B.V. in January 2001.  Mr. Dresen joined Euramax Coated Products BV in 1993 as Sales and Marketing Director.  Prior to joining Euramax Coated Products B.V., Mr. Dresen spent 14 years in sales and marketing management for such international companies as Stork Screens International and Akrosit Europe.

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

Stuart M. Wallis became a director of the Company and non-executive chairman of the Board of Directors in February 1997, having served as Chief Executive for Fisons plc from 1994 to 1995.  Mr. Wallis is currently Chairman of Communisis plc and Protherics plc, in addition to a number of private companies.

Joseph M. Silvestri became a director of the Company upon consummation of the Transactions. Mr. Silvestri has been employed by Citicorp Venture Capital, Ltd. since 1990 and has been a Vice President since 1995. Mr. Silvestri is a director of Delco Remy, MacDermid, ISG Resources and Triumph Group, in addition to a number of private companies.

Ronald A. Collins became a director of the Company in November 2000. Mr. Collins has been employed by CVC Capital Partners, Ltd. since 1999, and is currently an Investment Director.  Mr. Collins is a director of Kalle Nalo and received his M.B.A. from Northwestern University’s Kellogg Graduate School of Management.

Rolly van Rappard became a director of the Company upon consummation of the Transactions. Mr. van Rappard has been employed by CVC Capital Partners B.V. since 1988.  He has been a Managing Director since 1993 and Managing Partner since 2001. Mr. van Rappard is currently a director of, among other companies, Kappa Holding, Wavin and Veen Bosch & Keuning B.V.

Paul E. Drack became a director of the Company in December 1996. Mr. Drack retired from AMAX Inc. in December 1993 after serving as President and Chief Operating Officer from 1991. From 1985 to 1991, Mr. Drack was employed in various positions with Alumax Inc. serving as President and Chief Executive Officer from 1986 to 1991.

See “Item 13.  Certain Relationships and Related Transactions — Shareholders Agreement and Articles of Association” below for more information on agreements regarding election of directors.  Mr. van Rappard and Mr. Anderson are nominees of CVC European Equity Partners, L.P.  Mr. Silvestri is the nominee of Citicorp Venture Capital, Ltd.

Item 11.  Executive Compensation

The following table sets forth the aggregate compensation earned by the Company’s executive officers that earned $100,000 or more during the year ended December 28, 2001.

Summary Compensation Table

	Year	Annual Compensation		All Other Compensation
Name and Principal Position		Salary	Bonus
J. David Smith, Chief Executive Officer, President and Director	2001 2000 1999	$395,000 358,750 312,500	$304,059 — 220,494	$90,491 57,126 61,417

Jo Cuypers, Executive Vice President	2001 2000 1999	138,423 129,663 140,746	56,500 38,967 67,053	— — —

Mitchell B. Lewis, Executive Vice President and Corporate Business Development Director	2001 2000 1999	226,500 198,000 175,000	139,453 — 99,941	10,635 6,986 9,959

Neil E. Bashore, Executive Vice President	2001 2000 1999	182,500 165,000 134,500	112,363 — 59,546	40,944 143,906 75,738

R. Scott Vansant, Vice President, Secretary and Chief Financial Officer	2001 2000 1999	189,250 166,250 148,750	116,519 — 85,244	10,555 6,451 8,365

(1)              Excludes certain perquisites received which do not exceed the lessor of $50,000 or ten percent of any named executive officer’s salary and bonus.

(2)              All other compensation for 2002 consists of the Company’s matching contributions to the defined contribution plan, term life insurance, discretionary Company contributions to the defined contribution plan based on age and years of service, and amounts earned for the Supplemental Executive Retirement Plan (“SERP”) as follows: J. David Smith earned $10,509 for term life insurance, $15,300 for the defined contribution plan and $64,682 for the SERP; Mitchell B. Lewis earned $435 for term life insurance and $10,200 for the defined contribution plan; Neil Bashore earned $870 for term life insurance, $15,300 for the defined contribution plan and $24,774; R. Scott Vansant earned $355 for term life insurance and $10,200 for the defined contribution plan.

The Company has not granted any options or stock appreciation rights.

Retirement Plans

See Note 9 to the Consolidated Financial Statements for a description of the Company’s retirement plans. Additionally, the Company maintains an unfunded supplemental executive retirement plan (the “SERP”) for Mr. Smith and Mr. Bashore that is designed to supplement benefits payable under other plans of the Company. The participants may elect to receive benefits in the form of a lump sum, which is the value equivalent of a life annuity, or a life annuity.  The life annuity, paid annually, is $110,000 for Mr. Smith, and $40,000 for Mr. Bashore upon retirement at age 62. Annual benefits payable under the SERP are reduced for participants retiring before age 62.  A participant’s benefits under the SERP are not vested until the earlier of the date the executive attains age 52, dies, becomes totally and permanently disabled, or the occurrence of a change in control. If the employment of Mr. Smith or Mr. Bashore with the Company terminates, for any reason, before his benefits have vested, Mr. Smith and Mr. Bashore will not be entitled to any benefits under the SERP.

Effective January 1, 1999, Messrs. Smith, Cuypers, Lewis, Bashore and Vansant were granted phantom stock awards under the Company’s 1999 Phantom Stock Plan.  Each award is equal to 4% of the equity value of the Company, as defined by the Plan, divided by 40,000.  The award entitles the participants to receive compensation based on the change in the equity value of the Company between January 1, 1999, the grant date, until, at the latest, January 1, 2004.  The awards become fully vested on the earlier of a change in control; a listing; the death, disability or retirement of the participant; or December 31, 2003.  The compensation will be paid out in four equal payments during the first quarter of 2004 through 2007, unless there is a change in control; a listing; or the death, disability or retirement of the participant; in which case the compensation will be paid out sooner.  No compensation expense was recorded for the years ended December 28, 2001 or December 29, 2000.

Compensation of Directors

Mr. Wallis and Mr. Drack received approximately $62,443 and $24,000, respectively, in directors’ fees for the year ended December 28, 2001.  Other directors who are not executive officers of the Company are entitled to an annual fee of $15,000. Directors are reimbursed for out-of-pocket expenses incurred in connection with attending meetings.   In 2001, the Company paid approximately $86,443 in directors’ fees.

Employment Agreements

Mr. Smith is party to an employment agreement with the Company which is renewed on an annual basis. The agreement provides for a minimum annual salary of $425,000 and bonuses based on the achievement of certain operating income and return on asset targets established by the Board of Directors of the Company in consultation with Mr. Smith. Subject to certain exceptions, in the event Mr. Smith is terminated by the Company (other than for cause), Mr. Smith will be entitled to receive his annual salary for a period of twenty-four months following the date of such termination.  The employment agreement also requires the Company to maintain benefits for Mr. Smith equal to: (i) basic and supplemental life insurance in total equal to 4-1/2 times base pay, (ii) accidental death and dismemberment insurance equal to 4-1/2 times base pay, and (iii) long-term disability insurance equal to 2/3 base pay plus target bonus.

Management Equity Participation

In connection with the Acquisition, in order to provide financial incentives for certain of its employees, the Company provided for certain rights with respect to the ordinary shares and the preference shares purchased by the Management Investors. On the Closing Date, the Management Investors purchased an aggregate of approximately $1.0 million of ordinary shares and preference shares. The ordinary shares and preference shares of the Management Investors are subject to certain call provisions exercisable by the Company and/or the Investor Group in the event of the termination of a Management Investor’s employment with the Company and its subsidiaries.  In connection with the Reorganization described in Note 1 of the Consolidated Financial Statements, the ordinary shares were cancelled and replaced with common stock.  (See Note 7 to the Consolidated Financial Statements).

Description of Preference Shares

As part of the Transactions, the Company issued the equivalent of 34,000,000 redeemable preference shares for a purchase price of $34.0 million (the “Liquidation Value”) to the Investor Group, the Management Investors and an affiliate of Paribas. In connection with the Reorganization described in Note 1 of the Consolidated Financial Statements, the preference shares and accrued dividends were cancelled and replaced with common stock.  (See Note 7 to the Consolidated Financial Statements.)

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

Name and Address of Beneficial Owner	Number of Common Stock		Percentage of Common Stock
CVC European Equity Partners, L.P. Hudson House 8-10 Tavistock Street London WCZE 7PP United Kingdom	178,115.21		35.6%
Citicorp Venture Capital, Ltd. 399 Park Avenue, 14th Floor New York, NY 10043	152,309.32		30.5%
BNP Paribas 787 7th Avenue New York, NY 10019	44,346.80	(1)	8.9%
CCT III Partners, L.P. c/o Citicorp Venture Capital, Ltd. 399 Park Avenue, 14th Floor New York, NY 10043	26,878.12		5.4%
CVC European Equity Partners (Jersey), L.P. Mourant & Co. Limited P.O. Box 87 18 Greville Street St. Helier Jersey JE48PX Channel Island	21,445.36		4.3%
J. David Smith 5130 Riverlake Drive Duluth, GA 30097	8,373.07		1.7%
Mitchell B. Lewis 10245 Brier Mill Ct. Alpharetta, GA 30022	6,895.47		1.4%
Neil E. Bashore 802 Amerden Ponds Court Duluth, GA 30097	3,694.00		*
R. Scott Vansant 150 Brightmore Way Alpharetta, GA 30005	3,940.27		*
Joseph M. Silvestri	664.99	(2)	*
Richard M. Cashin	5,616.22	(2)	1.1%
Ronald A. Collins	—	(3)	*
Rolly van Rappard	—	(3)	*
Paul E. Drack	779.87		*
Stuart M. Wallis	3,819.94		*
Executive Officers and Directors as a Group (9 persons)	33,783.83		6.8%

* Less than 1%

(1)       Class B common stock

(2)       Excludes the ownership interests of Messrs. Silvestri and Cashin in Citicorp Venture Capital, Ltd.

(3)       Excludes the ownership interests of Messrs. Collins and van Rappard in CVC European Equity Partners, L.P.

Item 13.  Certain Relationships and Related Transactions

Shareholders Agreement and Articles of Association

The Company, the Investor Group, the Management Investors and an affiliate of Paribas are parties to a shareholders agreement (the “Shareholders Agreement”) which contains certain agreements among such parties with respect to the equity interests and corporate governance of the Company. The Board of Directors of the Company is comprised of seven members. The partners of CVC Europe have the right to appoint two directors. J. David Smith is to be re-appointed a director for as long as he is Chief Executive Officer of the Company. Pursuant to the Shareholders Agreement and the Articles of Incorporation of the Company, the disposition of shares is restricted. The Shareholders Agreement and the Articles of Incorporation also contain certain participation rights, approval rights and rights of first refusal exercisable by the partners of CVC Europe and Citicorp Venture Capital, Ltd. and its affiliates who are shareholders of the Company, in the event of certain sales or proposed sales of equity interests by the other.

Registration Rights Agreement

On the Closing Date of the Acquisition, September 25, 1996, the Company entered into a registration rights agreement (the “Registration Agreement”) with certain of the Company’s existing shareholders. Pursuant to the terms of the Registration Agreement, such shareholders have the right to require the Company, at the Company’s sole cost and expense and subject to certain limitations, to register under the Securities Act or list on any internationally recognized stock exchange all or part of the Ordinary Shares held by such shareholders (the “Registrable Securities”). All such shareholders will be entitled to participate in all registrations by the Company or other shareholders, subject to certain limitations. In connection with all such registrations, the Company has agreed to indemnify all holders of Registrable Securities against certain liabilities, including liabilities under the Securities Act and other applicable state or foreign securities laws. Registrations pursuant to the Registration Agreement will be made, if applicable, on the appropriate registration form and may be underwritten registrations.  In connection with the Reorganization described in Note 1 of the Consolidated Financial Statements, the Registration Rights Agreement with Euramax International plc was terminated and replaced with a new agreement with Euramax International, Inc. which contains substantially similar terms and conditions as the Registration Agreement.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)       The following consolidated financial statements of Euramax International, Inc. and its subsidiaries are included in Part II, Item 8.

Reports of Independent Auditors

Consolidated Statements of Earnings for the years ended December 28, 2001, December 29, 2000 and December 31, 1999.

Consolidated Balance Sheets at December 28, 2001 and December 29, 2000.

Consolidated Statements of Changes in Equity for the years ended December 28, 2001, December 29, 2000 and December 31, 1999.

Consolidated Statements of Cash Flows for the years ended December 28, 2001, December 29, 2000 and December 31, 1999.

Notes to Consolidated Financial Statements

(a)(2)       Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted either because they are not required under the related instructions or because they are inapplicable.

(b)           The Company filed no reports on Form 8-K for the quarter ended December 28, 2001.

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

10.12*

Domestic Subsidiary Guaranty, dated as of September 25, 1996, by each of Amerimax Home Products, Inc., Amerimax Specialty Products, Inc., Amerimax Building Products, Inc., Amerimax Coated Products, Inc. and Johnson Door Products, Inc. in favor of the Guarantied Parties referred to therein

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

21.1	Subsidiaries of Euramax International, Inc.

*	Incorporated by reference to the Exhibit with the same number in the Registrant’s Registration Statement on Form S-4 (333-05978) which became effective on February 7, 1997.
**	Incorporated by reference to the Exhibit with the same number in the Registrant’s Annual Report on Form 10-K (333-05978) which was filed on March 12, 1998.
***	Incorporated by reference to the Exhibit with the same number in the Registrant’s Annual Report on Form 10-K (333-05978) which was filed on March 5, 1999.
****	Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on April 26, 1999.
*****	Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on August 2, 1999.
******	Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on November 3, 1999.
*******	Incorporated by reference to the Exhibit with the same number in the Registrant’s Annual Report on Form 10-K (333-05978) which was filed on March 23, 2000.
********	Incorporated by reference to Exhibit 2.2 in the Registrant’s Current Report on Form 8-K (333-05978) which was filed on April 24, 2000.

*********	Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on August 10, 2000.
**********	Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on May 10, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Euramax International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURAMAX INTERNATIONAL, INC.

By:	/s/ J. David Smith	Chief Executive Officer and President
J. David Smith

Dated:  March 20, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Euramax International, Inc. and in the capacities and on the dated indicated.

Signature			Title	Date

By:	/s/	J. David Smith	Chief Executive Officer, President and Director	March 20, 2002
J. David Smith

By:	/s/	R. Scott Vansant	V.P., Secretary and Chief Financial Officer	March 20, 2002
R. Scott Vansant

By:	/s/	Stuart M. Wallis	Director	March 20, 2002
Stuart M. Wallis

By:	/s/	Joseph M. Silvestri	Director	March 20, 2002
Joseph M. Silvestri

By:	/s/	Ronald A. Collins	Director	March 20, 2002
Ronald A. Collins

By:	/s/	Rolly Van Rappard	Director	March 20, 2002
Rolly Van Rappard

By:	/s/	Paul E. Drack	Director	March 20, 2002
Paul E. Drack

Schedule II

Euramax International, Inc.

Valuation and Qualifying Accounts

Thousands of U.S. Dollars

Description	Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (1)	Deductions (2)	Balance at end of period
For the year ended December 28, 2001
Allowance for doubtful accounts	A/R, net	$(2,973)	$(1,764)	$61	$738	$(3,938)
For the year ended December 29, 2000
Allowance for doubtful accounts	A/R, net	$(2,934)	$(542)	$109	$394	$(2,973)
For the year ended December 31, 1999
Allowance for doubtful accounts	A/R, net	$(3,609)	$(355)	$136	$894	$(2,934)

For the year ended December 28, 2001	Deferred
Income tax valuation allowance	income taxes, long-term liability	$(1,632)	$(893)	—	—	$(2,525)
For the year ended December 29, 2000	Deferred
Income tax valuation allowance	income taxes, long-term liability	$(595)	$(1,037)	—	—	$(1,632)
For the year ended December 31, 1999	Deferred
Income tax valuation allowance	income taxes, long-term liability	—	$(595)	—	—	$(595)

Note:

(1)           Changes due to foreign currency translation adjustment.

(2)           Write-off of bad debts, net of recoveries.