Form 10-Q
period 2002-03-29
EURAMAX INTERNATIONAL PLC
filed 2002-05-10
CIK 1026743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2002

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

☒  Yes   ☐ No

As of May 10, 2002, Registrant had outstanding 445,822.44 shares of Class A common stock and 44,346.80 shares of Class D common stock.

Exhibit Index located on page 27

Part I - Financial Information

Item 1.  Financial Statements

Euramax International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Thousands of U.S. Dollars)

(Unaudited)

	Quarters ended
	March 29, 2002	March 30, 2001

Net sales	$132,960	$131,213

Costs and expenses:
Cost of goods sold	106,258	108,193
Selling and general	14,549	13,863
Depreciation and amortization	3,424	4,412
Earnings from operations	8,729	4,745

Interest expense, net	(5,361)	(6,560)
Other expense, net	(82)	(2,220)
Earnings (loss) before income taxes	3,286	(4,035)
Provision (benefit) for income taxes	1,206	(1,957)
Net earnings (loss)	$2,080	$(2,078)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Thousands of U.S. Dollars)

(Unaudited)

	March 29, 2002	December 28, 2001
ASSETS
Current assets:
Cash and equivalents	$9,160	$5,897
Accounts receivable, net	87,916	77,257
Inventories	70,456	64,114
Other current assets	6,584	5,320
Total current assets	174,116	152,588
Property, plant and equipment, net	107,767	110,845
Goodwill, net	106,942	107,258
Deferred income taxes	6,851	6,886
Other assets	5,876	6,674
	$401,552	$384,251

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$3,425	$1,419
Accounts payable	60,741	53,439
Accrued expenses and other current liabilities	21,378	27,681
Total current liabilities	85,544	82,539
Long-term debt, less current maturities	219,015	207,724
Deferred income taxes	16,401	16,563
Other liabilities	17,345	15,931
Total liabilities	338,305	322,757
Shareholders’equity:
Common stock	500	500
Additional paid-in-capital	53,220	53,220
Treasury stock	(1,581)	(1,581)
Retained earnings	26,662	24,582
Accumulated other comprehensive loss	(15,554)	(15,227)
Total shareholders’ equity	63,247	61,494
	$401,552	$384,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Thousands of U.S. Dollars)

(Unaudited)

	Quarters ended
	March 29, 2002	March 30, 2001

Net cash used in operating activities	$(10,795)	$(5,678)

Cash flows from investing activities:
Proceeds from sales of assets	—	5
Capital expenditures	(1,134)	(1,777)
Net cash used in investing activities	(1,134)	(1,772)

Cash flows from financing activities:
Net borrowings on revolving credit facility	50,761	22,972
Repayment of long-term debt	(38,951)	(12,622)
Changes in cash overdrafts	2,006	(511)
Proceeds from settlement of currency swap	2,790	—
Deferred financing fees	(1,348)	—
Credit agreement amendment fee	—	(405)
Net cash provided by financing activities	15,258	9,434

Effect of exchange rate changes on cash	(66)	(1,066)

Net increase in cash and equivalents	3,263	918
Cash and equivalents at beginning of period	5,897	8,134
Cash and equivalents at end of period	$9,160	$9,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Thousands of U.S. Dollars)

(Unaudited)

1.  Basis of Presentation:

For purposes of this report the “Company” refers to Euramax International, Inc. (“Euramax”) and Subsidiaries, collectively.

The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the management of the Company, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Management believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These Condensed Consolidated Financial Statements should be read in conjunction with the year-end Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2001. Operating results for the period ended March 29, 2002, are not necessarily indicative of future results that may be expected for the year ending December 27, 2002.

Per share data has not been presented since such data provides no useful information, as the shares of the Company are closely held.

Certain 2001 amounts have been reclassified to conform to current year presentation.

2.  Summary of Significant Accounting Policies:

For information regarding significant accounting policies, see Note 3 to the Consolidated Financial Statements of the Company for the year ended December 28, 2001, set forth in the Company’s Annual Report on Form 10-K.

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, effective December 29, 2001.  Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company has completed the transitional goodwill impairment test required upon adoption of SFAS No. 142 and determined that there is no impairment to its recorded goodwill balances. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s net earnings (loss) would have been as follows:

	Quarters ended
	March 29, 2002	March 30, 2001

Reported net earnings (loss)	$2,080	$(2,078)
Goodwill amortization, net of tax	—	998
Adjusted net earnings (loss)	$2,080	$(1,080)

3.  Inventories:

Inventories were comprised of:

	March 29, 2002	December 28, 2001

Raw materials	$54,709	$50,206
Work in process	2,601	2,449
Finished products	13,146	11,459
	$70,456	$64,114

4.  Long-Term Obligations:

Long-term obligations consisted of the following:

	March 29, 2002	December 28, 2001
Credit Agreement:
Revolving Credit Facility	$84,015	$33,773
Term Loans	—	38,951
11.25% Senior Subordinated Notes due 2006	135,000	135,000
	$219,015	$207,724

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

As of March 29, 2002, an undrawn amount of $26.0 million remained under the Revolving Credit Facility, of which $15.5 million was available. The Company is subject to a commitment fee on a quarterly basis equal to 0.50% of the unused portion of the Revolving Credit Facility.

At the option of the Company, the interest rates applicable to the loans under the Amended and Restated Credit Agreement are based upon a Base Rate or Eurocurrency Rate (both as defined), plus their respective margins. The Amended and Restated Credit Agreement provides for variable rate margins, determined quarterly, based upon the Company’s ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to total debt. The maximum and minimum Base Rate margins are 2.00% and 1.00%, respectively. The maximum and minimum Eurocurrency Rate margins are 3.25% and 2.25%, respectively.

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

5.  Financial Instruments and Risk Management

In connection with the Company’s risk-management strategy, the Company enters into currency agreements and interest rate agreements for other than trading purposes with major financial institutions to reduce the impact of exchange rate and/or interest rate fluctuations related to debt payments. In January 2002, in connection with the amendment and restatement of the Credit Agreement, the Company terminated its Pound Sterling swap for proceeds totaling $2.8 million. The gain was deferred and will be amortized over the original term of the agreement. In February 2002, the Company entered into a Pound Sterling swap (“New Pound Sterling Swap”) to replace the Pound Sterling swap terminated in January 2002. The terms of the New Pound Sterling Swap expire on June 30, 2005, and require the Company to pay 19.0 million Pound Sterling with semi-annual interest payments of 12.63% in exchange for $27.2 million with semi-annual interest payments of 11.25%. The New Pound Sterling Swap has been designated as a cash flow hedge and the effectiveness of the New Pound Sterling swap is being assessed using the hypothetical derivative method.

Additionally, in January 2002, the Company entered into an interest rate agreement whereby the Company pays a counterparty a fixed rate of interest of 3.715% on a notional amount of $35.0 million through December 31, 2002, $25.0 million from January 1, 2003 through December 31, 2003, and $15.0 million from January 1, 2004 through December 31, 2004, in exchange for receiving a floating rate of interest of 3-month U.S. Dollar LIBOR on an equivalent notional amount. The interest rate agreement has been designated as a cash flow hedge and the effectiveness of the interest rate agreement is being assessed using the change in variable cash flows method.

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

7.  Comprehensive Income:

	Quarters ended
	March 29, 2002	March 30, 2001

Net earnings (loss)	$2,080	$(2,078)
Other comprehensive loss:
Foreign currency translation adjustment	(426)	(2,252)
Gain (loss) on derivative instruments, net of taxes:
Cumulative effect of adopting SFAS 133	—	(2,014)
Net changes in fair value of derivatives	276	1,305
Net (gain) loss reclassified from OCI into earnings	(177)	(384)
Comprehensive income (loss)	$1,753	$(5,423)

8.  Income Taxes:

The income tax provision for the three months ended March 29, 2002 and March 30, 2001 is computed at the effective rate expected to be applicable for the full year using the statutory rates on a country by country basis.

9.  Segment Information:

For detailed information regarding the Company’s reportable segments, see Note 13 to the Consolidated Financial Statements of the Company for the year ended December 28, 2001, set forth in the Company’s Annual Report on Form 10-K.

Information about reported segments and a reconciliation of total segment sales to total consolidated sales and of total segment EBITDA to total consolidated earnings before income taxes, for the quarters ended March 29, 2002 and March 30, 2001, is as follows:

	Quarters Ended
	March 29, 2002	March 30, 2001

Sales
European Roll Coating	$32,030	$37,696
U.S. Fabrication	85,315	77,360
European Fabrication	16,223	16,908
Total segment sales	133,568	131,964

Eliminations	(608)	(751)
Consolidated net sales	$132,960	$131,213

EBITDA
European Roll Coating	$4,519	$5,178
U.S. Fabrication	6,125	1,839
European Fabrication	1,938	2,505
Total EBITDA for reportable segments	12,582	9,522

Expenses that are not segment specific	(511)	(2,585)
Depreciation and amortization	(3,424)	(4,412)
Interest expense, net	(5,361)	(6,560)
Consolidated net earnings (loss) before income taxes	$3,286	$(4,035)

Segment assets are not included in the above table because asset information is not reported by segment in the information reviewed by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and addressing performance.

The following table reflects revenues from external customers by groups of similar products for the quarters ended March 29, 2002 and March 30, 2001:

Customers/Markets	Primary Products	Quarters Ended
		March 29, 2002	March 30, 2001

Original Equipment Manufacturers (“OEMs”)	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; RV doors, windows and roofing; and composite building panels

		$64,401	$67,178

Rural Contractors	Steel and aluminum roofing and siding	23,575	20,362

Home Centers	Raincarrying systems, roofing accessories, windows, doors and shower enclosures	21,675	17,950

Manufactured Housing	Steel siding and trim components	4,676	6,230

Distributors	Metal coils, raincarrying systems and roofing accessories	4,540	3,421

Industrial and Architectural Contractors	Standing seam panels and siding and roofing accessories	4,107	4,146

Home Improvement Contractors	Vinyl replacement windows; metal coils, raincarrying systems; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings

		9,986	11,926
		$132,960	$131,213

10.   Supplemental Condensed Combined Financial Statements:

On September 25, 1996, the Company issued Senior Subordinated Notes due 2006 (the “Notes”). Euramax International Limited, Euramax European Holdings Limited and Euramax European Holdings B.V. are co-obligors under the Notes (the “Co-Obligors”). Euramax International, Inc. has provided a full and unconditional guarantee of the Notes (“Parent Guarantor”). In addition, Amerimax Holdings, Inc., Amerimax Fabricated Products, Inc., Euramax International Holdings Limited and Euramax Continental Limited, holding company subsidiaries of Euramax, have provided full and unconditional guarantees of the Notes (collectively, the “Guarantor Subsidiaries”). The following supplemental condensed combining financial statements as of March 29, 2002 and December 28, 2001, and for the quarters ended March 29, 2002 and March 30, 2001, reflect the financial position, results of operations, and cash flows of each of the Parent Guarantor, the Co-Obligors, and such combined information of the Guarantor Subsidiaries and the non-guarantor subsidiaries, principally the operating subsidiaries, (collectively, the “Non-Guarantor Subsidiaries”). The Co-Obligors and Guarantors are wholly owned subsidiaries of Euramax and are each jointly, severally, fully, and unconditionally liable under the Notes. Separate complete financial statements of each Co–Obligor and Guarantor are not presented because management has determined that they are not material to investors.

	Quarter ended March 29, 2002
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$—	$—	$—	$—	$—	$132,960	$—	$132,960

Costs and expenses:
Cost of goods sold	—	—	—	—	—	106,258	—	106,258
Selling and general	277	58	—	—	(43)	14,257	—	14,549
Depreciation and amortization	—	—	—	—	9	3,415	—	3,424
(Loss) earnings from operations	(277)	(58)	—	—	34	9,030	—	8,729

Equity in earnings of subsidiaries	3,121	2,260	829	1,859	4,823	—	(12,892)	—
Interest expense, net	(1,430)	—	(109)	(51)	(2,573)	(1,198)	—	(5,361)
Other (expense) income, net	—	—	(480)	(19)	—	417	—	(82)
Earnings before income taxes	1,414	2,202	240	1,789	2,284	8,249	(12,892)	3,286
(Benefit) provision for income taxes	(666)	(17)	(177)	(18)	(837)	2,921	—	1,206

Net earnings	$2,080	$2,219	$417	$1,807	$3,121	$5,328	$(12,892)	$2,080

	Quarter ended March 30, 2001
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$—	$—	$—	$—	$—	$131,213	$—	$131,213

Costs and expenses:
Cost of goods sold	—	—	—	—	—	108,193	—	108,193
Selling and general	601	58	—	—	(379)	13,583	—	13,863
Depreciation and amortization	—	—	—	—	92	4,320	—	4,412
(Loss) earnings from operations	(601)	(58)	—	—	287	5,117	—	4,745

Equity in (loss) earnings of subsidiaries	(886)	2,318	919	2,615	1,945	—	(6,911)	—
Interest expense, net	(1,251)	(25)	(51)	(82)	(3,564)	(1,587)	—	(6,560)
Other income (expense), net	8	46	(1,512)	(252)	(1,754)	1,244	—	(2,220)
(Loss) earnings before income taxes	(2,730)	2,281	(644)	2,281	(3,086)	4,774	(6,911)	(4,035)
(Benefit) provision for income taxes	(652)	(1)	(462)	(108)	(2,200)	1,466	—	(1,957)

Net (loss) earnings	$(2,078)	$2,282	$(182)	$2,389	$(886)	$3,308	$(6,911)	$(2,078)

	As of March 29, 2002
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$—	$—	$—	$48	$32	$9,080	$—	$9,160
Accounts receivable, net	1	10	—	—	—	87,905	—	87,916
Inventories	—	—	—	—	—	70,456	—	70,456
Other current assets	321	—	—	—	756	5,507	—	6,584
Total current assets	322	10	—	48	788	172,948	—	174,116
Property, plant and equipment, net	—	—	—	—	40	107,727	—	107,767
Amounts due from affiliates	94,474	75,338	46,806	—	140,785	43,384	(400,787)	—
Goodwill, net	—	—	—	—	7,799	99,143	—	106,942
Investment in consolidated subsidiaries	126,527	24,003	(15,560)	29,966	181,499	—	(346,435)	—
Deferred income taxes	—	—	939	—	13	5,899	—	6,851
Other assets	—	1,511	374	379	1,665	1,947	—	5,876
	$221,323	$100,862	$32,559	$30,393	$332,589	$431,048	$(747,222)	$401,552
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$—	$—	$(626)	$4,051	$—	$3,425
Accounts payable	—	—	—	—	45	60,696	—	60,741
Accrued expenses and other current liabilities	(3,004)	(1,683)	(1,590)	(6,062)	(5,778)	39,495	—	21,378
Total current liabilities	(3,004)	(1,683)	(1,590)	(6,062)	(6,359)	104,242	—	85,544
Long-term debt, less current maturities	37,216	70,605	27,179	—	48,452	35,563	—	219,015
Amounts due to affiliates	121,965	14,648	17,859	3,163	162,481	80,671	(400,787)	—
Deferred income taxes	—	—	—	—	665	15,736	—	16,401
Other liabilities	464	—	—	—	823	16,058	—	17,345
Total liabilities	156,641	83,570	43,448	(2,899)	206,062	252,270	(400,787)	338,305
Shareholders’ equity:
Common stock	500	2	78	23	35,001	6,835	(41,939)	500
Additional paid-in capital	65,218	20,726	6,922	9,077	149,085	369,643	(567,451)	53,220
Treasury stock	(1,581)	—	—	—	—	—	—	(1,581)
Retained earnings (deficit)	9,875	9,942	(12,265)	30,747	(48,046)	(174,490)	210,899	26,662
Dividends declared	—	—	—	—	—	(10,415)	10,415	—
Accumulated other								—
comprehensive loss	(9,330)	(13,378)	(5,624)	(6,555)	(9,513)	(12,795)	41,641	(15,554)
Total shareholders’ equity	64,682	17,292	(10,889)	33,292	126,527	178,778	(346,435)	63,247
	$221,323	$100,862	$32,559	$30,393	$332,589	$431,048	$(747,222)	$401,552

	As of December 28, 2001
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$—	$—	$—	$94	$11	$5,792	$—	$5,897
Accounts receivable, net	1	15	—	—	—	77,241	—	77,257
Inventories	—	—	—	—	—	64,114	—	64,114
Other current assets	321	—	—	—	600	4,399	—	5,320
Total current assets	322	15	—	94	611	151,546	—	152,588
Property, plant and equipment, net	—	—	—	—	47	110,798	—	110,845
Amounts due from affiliates	95,392	79,253	46,891	1,677	138,391	49,775	(411,379)	—
Goodwill, net	—	—	—	—	7,799	99,459	—	107,258
Investment in consolidated subsidiaries	123,576	22,091	(16,591)	28,506	187,448	—	(345,030)	—
Deferred income taxes	—	—	955	—	12	5,919	—	6,886
Other assets	—	1,595	401	406	688	3,584	—	6,674
	$219,290	$102,954	$31,656	$30,683	$334,996	$421,081	$(756,409)	$384,251
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$—	$—	$(358)	$1,777	$—	$1,419
Accounts payable	—	—	—	—	17	53,422	—	53,439
Accrued expenses and other								—
current liabilities	(1,348)	354	(640)	(6,129)	(3,513)	38,957	—	27,681
Total current liabilities	(1,348)	354	(640)	(6,129)	(3,854)	94,156	—	82,539
Long-term debt, less current maturities	37,216	70,605	27,179	—	38,409	34,315	—	207,724
Amounts due to affiliates	120,186	16,574	16,544	4,880	175,637	77,558	(411,379)	—
Deferred income taxes	464	—	—	—	721	15,378	—	16,563
Other liabilities	—	—	—	—	508	15,423	—	15,931
Total liabilities	156,518	87,533	43,083	(1,249)	211,421	236,830	(411,379)	322,757
Shareholders’ equity:
Common stock	500	2	78	23	35,001	6,835	(41,939)	500
Additional paid-in capital	65,218	20,726	6,922	9,077	149,085	369,643	(567,451)	53,220
Treasury stock	(1,581)	—	—	—	—	—	—	(1,581)
Retained earnings (deficit)	7,795	7,723	(12,682)	28,940	(51,167)	(12,104)	56,077	24,582
Dividends declared	—	—	—	—	—	(167,714)	167,714	—
Accumulated other comprehensive loss	(9,160)	(13,030)	(5,745)	(6,108)	(9,344)	(12,409)	40,569	(15,227)
Total shareholders’ equity	62,772	15,421	(11,427)	31,932	123,575	184,251	(345,030)	61,494
	$219,290	$102,954	$31,656	$30,683	$334,996	$421,081	$(756,409)	$384,251

	Quarter ended March 29, 2002
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net cash (used in)/provided by operating activities	$(2,697)	$(1,988)	$(873)	$(29)	$6,450	$(1,243)	$(10,415)	$(10,795)

Cash flows from investing activities:
Proceeds from sales of assets	—	—	—	—	—	—	—	—
Capital expenditures	—	—	—	—	(2)	(1,132)	—	(1,134)
Net cash used in investing activities	—	—	—	—	(2)	(1,132)	—	(1,134)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	—	—	—	43,952	6,809	—	50,761
Repayment of long-term debt	—	—	—	—	(33,910)	(5,041)	—	(38,951)
Dividends paid						(10,415)	10,415	—
Change in cash overdrafts	—	—	—	—	(269)	2,275	—	2,006
Proceeds from settlement of currency swap	—	—	—	—	—	2,790	—	2,790
Deferred financing fees	—	—	—	—	(820)	(528)	—	(1,348)
Due to/from affiliates	2,697	1,988	892	4	(15,550)	9,969	—	—
Net cash provided by/(used in) financing activities	2,697	1,988	892	4	(6,597)	5,859	10,415	15,258

Effect of exchange rate changes on cash	—	—	(19)	(21)	170	(196)	—	(66)

Net increase/(decrease) in cash and equivalents	—	—	—	(46)	21	3,288	—	3,263
Cash and equivalents at beginning of period	—	—	—	94	11	5,792	—	5,897
Cash and equivalents at end of period	$—	$—	$—	$48	$32	$9,080	$—	$9,160

	Quarter ended March 30, 2001
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net cash (used in)/provided by operating activities	$(2,662)	$(1,957)	$(883)	$5,044	$(2,483)	$(2,413)	$(324)	$(5,678)

Cash flows from investing activities:
Proceeds from sales of assets	—	—	—	—	—	5	—	5
Capital expenditures	—	—	—	—	—	(1,777)	—	(1,777)
Net cash used in investing activities	—	—	—	—	—	(1,772)	—	(1,772)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	—	—	—	14,600	8,372	—	22,972
Repayment of long-term debt	—	—	—	—	(10,991)	(1,631)	—	(12,622)
Dividends paid						(324)	324	—
Change in cash overdrafts	—	—	—	—	25	(536)	—	(511)
Credit agreement amendment fee	—	—	—	—	(405)	—	—	(405)
Due to/from affiliates	2,662	1,957	931	(4,645)	(749)	(156)	—	—
Net cash provided by/(used in) financing activities	2,662	1,957	931	(4,645)	2,480	5,725	324	9,434

Effect of exchange rate changes on cash	—	—	(48)	(243)	—	(775)	—	(1,066)

Net increase/(decrease) in cash and equivalents	—	—	—	156	(3)	765	—	918
Cash and equivalents at beginning of period	—	—	—	—	27	8,107	—	8,134
Cash and equivalents at end of period	$—	$—	$—	$156	$24	$8,872	$—	$9,052

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere in this document, as well as the year-end Consolidated Financial Statements and Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2001.

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

Financial results for the quarter ended March 29, 2002, compared to the same period of 2001, reflect greater demand in the U.S. for raincarrying systems and accessory products from the home center industry and aluminum and steel roofing and siding from rural contractors. Additionally, for the first time since the quarter ended March 31, 2000, sales to the U.S. recreational vehicle industry exceeded the same quarter of the prior year, a positive indication that the U.S. recreational vehicle industry is beginning to recover. Results also reflect higher operating margins in the U.S., largely resulting from lower raw material costs and productivity improvements at the Helena, Arkansas paintline. These conditions contributed to increase operating earnings for the quarter ended March 29, 2002 to $8.7 million, from $4.7 million for the quarter ended March 30, 2001. Negatively impacting the Company’s results were declines in industrial construction in Europe and demand in Europe for products supplied to the transportation industry. Despite lower demand in these markets in the first quarter, management expects improvement in the European construction market and anticipates year-over-year net sales growth in products sold to European customers in transportation markets.

Results of Operations

Quarter Ended March 29, 2002 as Compared to Quarter Ended March 30, 2001

The following table sets forth the Company’s Statements of Earnings Data expressed as a percentage of net sales:

	Quarters ended
	March 29, 2002	March 30, 2001
Statements of Earnings Data:
Net sales	100.0%	100.0%
Costs and expenses:
Cost of goods sold	79.9	82.4
Selling and general	10.9	10.6
Depreciation and amortization	2.6	3.4
Earnings from operations	6.6	3.6
Interest expense, net	(4.0)	(5.0)
Other expense, net	(0.1)	(1.7)
Earnings (loss) before income taxes	2.5	(3.1)
Provision (benefit) for income taxes	0.9	(1.5)
Net earnings (loss)	1.6%	(1.6)%

	Net Sales Quarters ended			Earnings (loss) from Operations Quarters ended
In thousands	March 29, 2002	March 30, 2001	Increase/ (decrease)	March 29, 2002	March 30, 2001	Increase/ (decrease)

United States	$85,315	$77,360	10.3%	$3,927	$(1,250)	414.2%
Europe	47,645	53,853	(11.5)%	4,802	5,995	(19.9)%
Totals	$132,960	$131,213	1.3%	$8,729	$4,745	84.0%

Net Sales. Net sales increased 1.3% to $133.0 million for the quarter ended March 29, 2002, from $131.2 million for the quarter ended March 30, 2001. The net sales increase in the U.S. is primarily from higher sales to home centers, rural contractors and recreational vehicle manufacturers. Sales of raincarrying products and accessories increased $2.9 million or 13.9% for the quarter ended March 29, 2002, compared to the quarter ended March 30, 2001. Sales of aluminum and steel roofing and siding to the rural contractor market increased $2.8 million or 13.9% for the quarter ended March 29, 2002, compared to the quarter ended March 30, 2001. Sales to U.S. recreational vehicle manufacturers increased $1.5 million or 8.4% for the quarter ended March 29, 2002, compared to the quarter ended March 30, 2001. The Company’s U.S. subsidiaries are included in the U.S. Fabrication Segment (see Note 9 to the Condensed Consolidated Financial Statements).

Excluding a decline in reported net sales of approximately $1.9 million due to the weakening of foreign exchange rates relative to the U.S. Dollar, first quarter net sales in Europe decreased by approximately 8.1% compared to the same period in 2001. This decrease includes a decrease in net sales in the European Roll Coating segment and in the European Fabrication segment of 11.5% and 0.7%, respectively (see Note 9 to the Condensed Consolidated Financial Statements). Sales in the European Roll Coating segment declined primarily as a result of lower aluminum selling prices resulting from a 12.4% decline in the quarterly average London Metals Exchange price for aluminum.  Lower net sales also resulted from lower exports of painted coil from the U.K. due to the strength of the Pound Sterling.

Sales in the European Fabrication segment were off slightly from the quarter ended March 30, 2001, as sales from France to the European transportation industry were down 11.0%, a trend not expected to continue for the balance of 2002.

Cost of goods sold.  Cost of goods sold, as a percentage of net sales, decreased to 79.9% for the quarter ended March 29, 2002, from 82.4% for the quarter ended March 30, 2001. This decrease is primarily attributable to lower material costs. The Company expects that the imposition of tariffs on steel products imported by certain foreign producers will result in an increase in the cost of steel raw materials purchased by the Company. While the Company expects that it will be able to increase its selling prices on steel products, no assurance to that effect can be given. Therefore, the Company is subject to the risk of margin erosion resulting from the expected increase in the cost of steel raw materials.

Selling and general.  Selling and general expenses, as a percentage of net sales, increased to 10.9% for the quarter ended March 29, 2002, from 10.6% for the quarter ended March 30, 2001. This increase is primarily attributable to an increase in employment costs as a result of the increase in profitability in the quarter ended March 29, 2002, as compared to the quarter ended March 30, 2001.

Depreciation and amortization.  Depreciation and amortization, as a percentage of net sales, decreased to 2.6% for the quarter ended March 29, 2002, from 3.4% for the quarter ended March 30, 2001. This decrease is attributable to the adoption of SFAS 142 on December 29, 2001. Under SFAS 142 goodwill is no longer amortized. See Note 2 to the Condensed Consolidated Financial Statements for further discussion on the adoption of SFAS 142.

Earnings from operations. As noted above, earnings from operations in the U.S. increased to $3.9 million for the quarter ended March 29, 2002, from a loss of $1.3 million for the quarter ended March 30, 2001. Earnings from operations in Europe decreased to $4.8 million for the quarter ended March 29, 2002, from $6.0 million for the quarter ended March 30, 2001. As a result of the adoption of SFAS 142 effective December 29, 2001, goodwill is no longer amortized. Goodwill amortization in the quarter ended March 30, 2001 was $970.6 thousand and $239.9 thousand in the U.S. and Europe, respectively. The increase in earnings from operations in the U.S. is largely attributable to higher sales, lower material costs, most notably for aluminum and steel, in addition to operational improvement at the Helena, Arkansas paintline. The decrease in earnings from operations in Europe is largely attributable to lower net sales to industrial consumers of painted aluminum and steel, a decline in sales volume in France to the transportation industry and higher general and administrative expenses.

Interest expense, net.  Net interest expense decreased to $5.4 million for the quarter ended March 29, 2002, from $6.7 million for the quarter ended March 30, 2001. The decrease in interest expense is primarily due to lower interest rates and lower outstanding indebtedness in the quarter ended March 29, 2002.

Other expenses, net.  Other expenses decreased to $82.1 thousand for the quarter ended March 29, 2002, from $2.2 million for the quarter ended March 30, 2001. In the quarter ended March

30, 2001, the Company recognized expense of $1.7 million as a result of the change in fair value and related costs of the Company’s derivative instruments that were not designated as hedges under SFAS 133. The Company did not recognize any expense for this reason in the quarter ended March 29, 2002.

Provision for income taxes. The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The effective rate for the provision for income taxes decreased to 36.7% from 48.5% for the quarters ended March 29, 2002 and March 30, 2001, respectively. The decrease in the effective rate is primarily due to the adoption of SFAS No. 142 on December 29, 2001. Under SFAS No. 142 goodwill is no longer amortized, eliminating the permanent difference for non-deductible goodwill. See Note 2 to the Condensed Consolidated Financial Statements for further discussion on the adoption of SFAS No. 142.

Liquidity and Capital Resources

Liquidity.  The Company’s primary liquidity needs arise from debt service incurred in connection with acquisitions and the funding of capital expenditures. The Company’s liquidity sources at March 29, 2002 include an undrawn amount of $26.0 million under its revolving credit facility, of which $15.5 million was available, and $9.2 million in cash. Effective March 15, 2002, the Company and its Lenders amended and restated the Credit Agreement to, among other items, increase the Revolving Credit Facility from $100.0 million to $110.0 million; refinance outstanding Term Loans through borrowings under the Revolving Credit Facility; and extend the expiration date of the Revolving Credit Facility from June 30, 2002 to June 30, 2005.

The Company’s leveraged financial position requires that a substantial portion of the Company’s cash flow from operations be used to pay interest on the Notes, principal and interest under the Company’s Amended and Restated Credit Agreement and other indebtedness. Significant increases in the floating interest rates on the Revolving Credit Facility would result in increased debt service requirements, which may reduce the funds available for capital expenditures and other operational needs. In addition, the Company’s leveraged position may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes. Further, the Company’s leveraged position may make it more vulnerable to economic downturns, may limit its ability to withstand competitive pressures, and may limit its ability to comply with restrictive financial covenants required under its Amended and Restated Credit Agreement.

The Company’s primary source of liquidity is funds generated from operations, which are supplemented by borrowings under the Amended and Restated Credit Agreement.  Net cash used in operating activities for the quarter ended March 29, 2002 and March 30, 2001, were $10.8 million and $5.7 million, respectively. The increase in cash used in operating activities for the quarter ended March 29, 2002, compared to the quarter ended March 30, 2001, is primarily related to a reduction in inventory levels in the quarter ended March 30, 2001, resulting from a focused effort to reduce working capital. Working capital was at a historical low as of December 28, 2001 therefore this reduction in inventory was not duplicated in the quarter ended March 29, 2002.  Inventory levels experienced a more normal seasonal increase in the quarter ended March 29, 2002.

Net cash used in investing activities decreased to $1.1 million for the quarter ended March 29, 2002, from $1.8 million for the quarter ended March 30, 2001. This decrease is the result of lower capital expenditures in the quarter ended March 29, 2002.

Net cash provided by financing activities increased to $15.3 million for the quarter ended March 29, 2002, from $9.4 million for the quarter ended March 30, 2001, primarily due to proceeds from the sale of the Pound Sterling swap (see Note 5 to the Condensed Consolidated Financial Statements for further discussion of the sale of the Pound Sterling swap) and increased borrowings under the Credit Agreement as a result of working capital needs.

The above-noted sources are expected to provide the liquidity required, if necessary, to supplement cash from operations, although no assurance to that effect can be given.

Capital Expenditures.  The Company’s capital expenditures were $1.1 million and $1.8 million for the three months ended March 29, 2002 and March 30, 2001, respectively. Significant capital expenditures in 2002 include approximately $160.6 thousand for improvements to the paintlines in Helena, Arkansas; Corby, England; and Roermond, The Netherlands and approximately $140.7 thousand for several projects related to business expansion. Significant capital expenditures in 2001 included approximately $273.6 thousand for improvements to the paintlines in Roermond, the Netherlands and Corby, England, and approximately $1.0 million for several projects related to business expansion. The balance of capital expenditures in both periods related to purchases and upgrades of fabricating equipment.

The Company has made and will continue to make capital expenditures to comply with Environmental Laws. The Company estimates that its environmental capital expenditures for 2002 will approximate $450.0 thousand.

Working Capital Management.  Working capital was $88.6 million as of March 29, 2002, compared to $70.0 million as of December 28, 2001. The increase in working capital is largely attributable to seasonal demands of the business and a reduction of accrued interest payable.

Environmental Matters

The Company’s exposure to environmental matters has not changed significantly from the year ended December 28, 2001. For detailed information regarding environmental matters, see “Management’s Discussion and Analysis — Risk Management” set forth in the Company’s Annual Report on Form 10-K for the year ended December 28, 2001.

Note Regarding Forward-Looking Statements:  The Management’s Discussion and Analysis and other sections of this Form 10-Q may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, and management’s beliefs and assumptions. Such forward-looking statements include terminology such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or variations of such words and similar expressions regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements in this report include, but are not limited to: (1) statements regarding the Company’s expectation that its sources of liquidity will provide the liquidity required, if necessary, to supplement lower cash flow from operations; (2)

statements regarding management’s expectation for improvement in the European construction market and for year-over-year net sales growth in products sold to European customers in transportation markets; (3) statements regarding the Company’s expectation that the imposition of tariffs on steel products imported by certain foreign producers will result in an increase in the cost of steel raw materials purchased by the Company and that the Company expects that it will be able to increase its selling price on steel products; (4) statements regarding management’s expectation that the outcome of legal proceedings and claims that have arisen in the ordinary course of business would not reasonably be expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries taken as a whole; and (5) statements regarding management’s belief that the Company’s potential share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses at various hazardous waste disposal sites in which the Company has been named as a defendant in lawsuits or as a potentially responsible party are not material and that the reasonably probably outcome of these matters will not materially exceed established reserves and will not have a material impact on the future financial position, net earnings or cash flows of the Company. These forward-looking statements are based on a number of assumptions that could ultimately prove inaccurate, and, therefore, there can be no assurance that they will prove to be accurate. All such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause future financial performance to differ materially and significantly from past results and from those expressed or implied in this document include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), changes in business strategy or development plans, the cyclical demand for the Company’s products, the supply and/or price of aluminum and other raw materials, currency exchange rate fluctuations, environmental regulations, availability of financing, competition, reliance on key management personnel, ability to manage growth, loss of customers, and a variety of other factors. For further information on these and other risks, see the “Risk Factors” section of Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 28, 2001, as well as the Company’s other filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly its forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The following discussion about the Company’s risk-management activities includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statement. See “Note Regarding Forward Looking Statements” for additional information regarding the Private Securities Litigation Reform Act. The Company’s management of market risk from changes in interest rates, exchange rates and commodity prices has not changed from the year ended December 28, 2001, with the exception of the termination of the existing Pound Sterling swap and entering into the New Pound Sterling Swap and the interest rate swap (see Note 6 to the Condensed Consolidated Financial Statements). For detailed information regarding the Company’s risk management, see “Management’s Discussion and Analysis — Risk Management” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” set forth in the Company’s Annual Report on Form 10-K for the year ended December 28, 2001.

Interest Rate Risk

This analysis presents the hypothetical loss in fair value and increase in interest expense of those financial instruments and derivative instruments held by the Company at March 29, 2002, which are sensitive to changes in interest rates. All other factors remaining unchanged, a hypothetical 10 percent increase in interest rates would decrease the fair value of the Company’s fixed-rate, long-term debt outstanding at March 29, 2002, by approximately $5.2 million, based upon the use of a discounted cash flow model, as compared to a hypothetical decrease in fair value of approximately $5.4 million at December 28, 2001.

A hypothetical 10 percent increase in interest rates for one year on the Company’s variable rate financial instruments and derivative instruments would increase interest expense by approximately $465.1 thousand as calculated at March 29, 2002, compared to a hypothetical increase in interest expense of approximately $359.2 thousand as calculated at December 28, 2001.

Foreign Currency Exchange Risk

This analysis presents the hypothetical increase in foreign exchange loss and increase in interest expense related to those financial instruments and derivative instruments held by the Company at March 29, 2002, which are sensitive to changes in foreign currency exchange risks. A hypothetical 10 percent decrease in foreign currency exchange rates would increase the Company’s foreign exchange loss by approximately $656.8 thousand for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in foreign exchange loss of approximately $940.9 thousand for the year ended December 28, 2001.

All other factors remaining unchanged, a hypothetical 10 percent increase in foreign currency exchange rates for one year would increase interest expense by approximately $741.9 thousand as calculated at March 29, 2002, for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in interest expense of approximately $485.1 thousand as calculated at December 28, 2001.

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

(a)(1)                    The following consolidated financial statements of Euramax International, Inc. and its subsidiaries are included in Part I, Item 1.

Condensed Consolidated Statements of Operations for the quarters ended March 29, 2002 and March 30, 2001

Condensed Consolidated Balance Sheets at March 29, 2002 and December 28, 2001

Condensed Consolidated Statements of Cash Flows for the quarters ended March 29, 2002 and March 30, 2001

Notes to Condensed Consolidated Financial Statements

(b)                                 The Company filed no reports on Form 8-K during the three months ended March 29, 2002.

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

2.2****

Proposals for the acquisition of the entire issued share capital of Euramax International Limited by Euramax International, Inc. to be effected by means of a Scheme Arrangement under Section 425 of the Companies Act 1985

2.3******

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

4.7*****

Supplemental Indenture, dated as of November 18, 1999, among Euramax International Limited, Euramax European Holdings plc, Euramax European Holdings, B.V., as Issuers, Amerimax Holdings, Inc., as Guarantor, and The Chase Manhattan Bank, as Trustee

4.8*****

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

10.13*	U.S. Holdings Guaranty, dated as of September 25, 1996, by Amerimax Holdings, Inc. in favor of the Guaranteed Parties referred to therein

10.15*	U.S. Operating Co. Guaranty, dated as of September 25, 1996, by Amerimax Fabricated Products, Inc. in favor of the Guarantied Parties referred to therein

10.17*	Euramax Assignment Agreement, dated as of September 25, 1996, by Euramax International plc in favor of Banque Paribas, as Agent

10.20*	Dutch Holdings Guaranty, dated as of September 25, 1996, by Euramax European Holdings B.V. in favor of the Guarantied Parties referred to therein

10.21*	Dutch Company Guaranty, dated as of September 25, 1996, by Euramax Netherlands B.V., in favor of the Guarantied Parties referred to therein

10.22*	Dutch Operating Co. Guaranty, dated as of September 25, 1996, by Euramax Europe B.V., in favor of the Guarantied Parties referred to therein

10.23*	Dutch Subsidiary Guaranty, dated as of September 25, 1996, by Euramax Coated Products B.V., in favor of the Guarantied Parties referred to therein

10.26***	Incentive Compensation Plan effective January 1, 1997, by Euramax International Limited

10.27***	Phantom Stock Plan effective January 1, 1999, by Euramax International Limited

10.33	Second Amended and Restated Credit Agreement, dated March 15, 2002, among Euramax International, Inc. and its subsidiaries, BNP Paribas (as Agent and Lender), and the Lenders.

10.34	Amended and Restated Pledge and Security Agreement, dated as of March 15, 2002, among Euramax International, Inc. and Each Other Grantor From Time to Time Party Hereto and BNP Paribas as Agent

*	Incorporated by reference to the Exhibit with the same number in the Registrant’s Registration Statement on Form S-4 (333-05978) which became effective on February 7, 1997.
**	Incorporated by reference to the Exhibit with the same number in the Registrant’s Annual Report on Form 10-K (333-05978) which was filed on March 12, 1998.
***	Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on April 26, 1999.
****	Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on November 3, 1999.
*****	Incorporated by reference to the Exhibit with the same number in the Registrant’s Annual Report on Form 10-K (333-05978) which was filed on March 23, 2000.
******	Incorporated by reference to Exhibit 2.2 in the Registrant’s Current Report on Form 8-K (333-05978) which was filed on April 24, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Euramax International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURAMAX INTERNATIONAL, INC.

Signature	Title	Date

/s/ J. DAVID SMITH	Chief Executive Officer and President	May 10, 2002
J. David Smith

/s/ R. SCOTT VANSANT	Chief Financial Officer and Secretary	May 10, 2002
R. Scott Vansant