Form 10-Q
period 2002-06-28
EURAMAX INTERNATIONAL PLC
filed 2002-08-06
CIK 1026743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2002

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

☒  Yes   ☐  No

As of August 6, 2002, Registrant had outstanding 445,822.44 shares of Class A common stock and 44,346.80 shares of Class B common stock.

Exhibit Index located on page 30

Part I - Financial Information

Item 1.  Financial Statements

Euramax International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Thousands of U.S. Dollars)

(Unaudited)

	Quarters ended		Six months ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Net sales	$171,668	$157,621	$304,628	$288,834

Costs and expenses:
Cost of goods sold	132,859	125,980	239,117	234,173
Selling and general	16,400	15,358	30,949	29,221
Depreciation and amortization	3,025	4,465	6,449	8,877
Earnings from operations	19,384	11,818	28,113	16,563

Interest expense, net	(5,872)	(6,492)	(11,233)	(13,052)
Other income (expense), net	624	(598)	542	(2,818)
Earnings before income taxes	14,136	4,728	17,422	693
Provision for income taxes	5,576	2,278	6,782	321
Net earnings	$8,560	$2,450	$10,640	$372

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Thousands of U.S. Dollars)

(Unaudited)

	June 28, 2002	December 28, 2001
ASSETS
Current assets:
Cash and equivalents	$9,362	$5,897
Accounts receivable, net	106,495	77,257
Inventories	86,748	64,114
Other current assets	6,534	5,320
Total current assets	209,139	152,588
Property, plant and equipment, net	111,829	110,845
Goodwill, net	109,561	107,258
Deferred income taxes	4,457	6,886
Other assets	6,118	6,674
	$441,104	$384,251

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdrafts	$2,647	$1,419
Accounts payable	79,105	53,439
Accrued expenses and other current liabilities	36,774	27,681
Total current liabilities	118,526	82,539
Long-term debt, less current maturities	211,859	207,724
Deferred income taxes	17,883	16,563
Other liabilities	16,297	15,931
Total liabilities	364,565	322,757
Shareholders'equity:
Common stock	500	500
Additional paid-in capital	53,220	53,220
Treasury stock	(1,581)	(1,581)
Retained earnings	35,222	24,582
Accumulated other comprehensive loss	(10,822)	(15,227)
Total shareholders' equity	76,539	61,494
	$441,104	$384,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Thousands of U.S. Dollars)

(Unaudited)

	Six months ended
	June 28, 2002	June 29, 2001
Net cash provided by operating activities	$549	$5,893

Cash flows from investing activities:
Proceeds from sales of assets	24	1,259
Capital expenditures	(2,566)	(3,003)
Net cash used in investing activities	(2,542)	(1,744)

Cash flows from financing activities:
Net borrowings on revolving credit facility	40,004	8,713
Repayment of long-term debt	(38,951)	(12,805)
Changes in cash overdrafts	1,229	924
Proceeds from settlement of currency swap	2,790	—
Deferred financing fees	(1,495)	—
Net cash provided by (used in) financing activities	3,577	(3,168)

Effect of exchange rate changes on cash	1,881	(1,627)

Net increase (decrease) in cash and equivalents	3,465	(646)
Cash and equivalents at beginning of period	5,897	8,134
Cash and equivalents at end of period	$9,362	$7,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Thousands of U.S. Dollars)

(Unaudited)

1.  Basis of Presentation:

For purposes of this report the “Company” refers to Euramax International, Inc. (“Euramax”) and Subsidiaries, collectively.

The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the management of the Company, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Management believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These Condensed Consolidated Financial Statements should be read in conjunction with the year-end Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2001. Operating results for the period ended June 28, 2002, are not necessarily indicative of future results that may be expected for the year ending December 27, 2002.

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

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, effective December 29, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company has completed the transitional goodwill impairment test required upon adoption of SFAS No. 142 and determined that there is no impairment to its recorded goodwill balances. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s net earnings would have been as follows:

	Quarters ended		Six months ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Reported net earnings	$8,560	$2,450	$10,640	$372
Goodwill amortization, net of tax	—	986	—	1,984
Adjusted net earnings	$8,560	$3,436	$10,640	$2,356

The change in goodwill, net from December 28, 2001 to June 28, 2002, is a result of the change in foreign exchange rates used in converting the local currency goodwill balance into U.S. Dollars.

3.  Inventories:

Inventories were comprised of:

	June 28, 2002	December 28, 2001
Raw materials	$67,691	$50,206
Work in process	2,955	2,449
Finished products	16,102	11,459
	$86,748	$64,114

4.  Long-Term Obligations:

Long-term obligations consisted of the following:

	June 28, 2002	December 28, 2001
Credit Agreement:
Revolving Credit Facility	$76,859	$33,773
Term Loans	—	38,951
11.25% Senior Subordinated Notes due 2006	135,000	135,000
	$211,859	$207,724

Effective March 15, 2002, the Company and its Lenders amended and restated the Credit Agreement to, among other items, increase the Revolving Credit Facility from $100.0 million to $110.0 million; refinance outstanding Term Loans through borrowings under the Revolving Credit Facility; and extend the expiration date of the Revolving Credit Facility from June 30, 2002 to June 30, 2005. For further information on the amendment and restatement of the Credit Agreement, see Note 4 to the Condensed Consolidated Financial Statements of the Company for the quarter ended March 29, 2002, set forth in the Company’s Quarterly Report on Form 10-Q.

As of June 28, 2002, an undrawn amount of $33.1 million remained under the Revolving Credit Facility, all of which was available.

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

6.  Comprehensive Income:

	Quarters ended		Six months ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Net earnings	$8,560	$2,450	$10,640	$372
Other comprehensive earnings (loss):
Foreign currency translation adjustment	4,930	(1,105)	4,504	(3,357)
Gain (loss) on derivative instruments, net:
Cumulative effect of adopting SFAS 133	—	—	—	(2,014)
Net changes in fair value of derivatives	(1,629)	297	(1,353)	1,602
Net gains reclassified from OCI into earnings	1,431	102	1,254	(282)

Comprehensive income (loss)	$13,292	$1,744	$15,045	$(3,679)

7.  Income Taxes:

The income tax provision for the six months ended June 28, 2002 and June 29, 2001 is computed at the effective rate expected to be applicable for the full year using the statutory rates on a country by country basis.

8.  Segment Information:

For detailed information regarding the Company’s reportable segments, see Note 13 to the Consolidated Financial Statements of the Company for the year ended December 28, 2001, set forth in the Company’s Annual Report on Form 10-K.

Information about reported segments and a reconciliation of total segment sales to total consolidated sales and of total segment EBITDA to total consolidated earnings before income taxes, for the quarters and six months ended June 28, 2002 and June 29, 2001, is as follows:

	Quarters Ended		Six months ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Sales
European Roll Coating	$33,533	$33,931	$65,563	$71,627
U.S. Fabrication	121,578	109,831	206,893	187,191
European Fabrication	17,280	14,403	33,503	31,311
Total segment sales	172,391	158,165	305,959	290,129

Eliminations	(723)	(544)	(1,331)	(1,295)
Consolidated net sales	$171,668	$157,621	$304,628	$288,834

EBITDA
European Roll Coating	$4,480	$3,966	$8,999	$9,144
U.S. Fabrication	17,012	11,054	23,137	12,893
European Fabrication	2,107	1,712	4,045	4,217
Total EBITDA for reportable segments	23,599	16,732	36,181	26,254

Expenses that are not segment specific	(566)	(1,047)	(1,077)	(3,632)
Depreciation and amortization	(3,025)	(4,465)	(6,449)	(8,877)
Interest expense, net	(5,872)	(6,492)	(11,233)	(13,052)
Consolidated net earnings before income taxes	$14,136	$4,728	$17,422	$693

Segment assets are not included in the above table because asset information is not reported by segment in the information reviewed by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and addressing performance.

The following table reflects revenues from external customers by groups of similar products for the quarters and six months ended June 28, 2002 and June 29, 2001:

		Quarters Ended		Six months ended
Customers/Markets	Primary Products	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Original Equipment Manufacturers ("OEMs")	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; RV doors, windows and roofing; and composite building panels	$70,707	$63,543	$135,108	$130,722

Rural Contractors	Steel and aluminum roofing and siding	33,088	31,213	56,663	51,575

Home Centers	Raincarrying systems, roofing accessories, windows, doors and shower enclosures	36,456	35,961	58,131	56,439

Manufactured Housing	Steel siding and trim components	6,668	6,521	11,344	12,751

Distributors	Metal coils, raincarrying systems and roofing accessories	5,712	3,139	10,252	6,555

Industrial and Architectural Contractors	Standing seam panels and siding and roofing accessories	4,381	4,534	8,488	8,680

Home Improvement Contractors	Vinyl replacement windows; metal coils, raincarrying systems; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings	14,656	12,710	24,642	22,112
		$171,668	$157,621	$304,628	$288,834

9.   Supplemental Condensed Combined Financial Statements:

On September 25, 1996, the Company issued Senior Subordinated Notes due 2006 (the “Notes”). Euramax International Limited, Euramax European Holdings Limited and Euramax European Holdings B.V. are co-obligors under the Notes (the “Co-Obligors”). Euramax International, Inc. has provided a full and unconditional guarantee of the Notes (“Parent Guarantor”). In addition, Amerimax Holdings, Inc., Amerimax Fabricated Products, Inc., Euramax International Holdings Limited and Euramax Continental Limited, holding company subsidiaries of Euramax, have provided full and unconditional guarantees of the Notes (collectively, the “Guarantor Subsidiaries”). The following supplemental condensed combining financial statements as of June 28, 2002 and December 28, 2001, and for the quarters and six months ended June 28, 2002 and June 29, 2001, reflect the financial position, results of operations, and cash flows of each of the Parent Guarantor, the Co-Obligors, and such combined information of the Guarantor Subsidiaries and the non-guarantor subsidiaries, principally the operating subsidiaries, (collectively, the “Non-Guarantor Subsidiaries”). The Co-Obligors and Guarantors are wholly owned subsidiaries of Euramax and are each jointly, severally, fully, and unconditionally liable under the Notes. Separate complete financial statements of each Co–Obligor and Guarantor are not presented because management has determined that they are not material to investors.

	Quarter ended June 28, 2002
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$—	$—	$—	$171,668	$—	$171,668

Costs and expenses:
Cost of goods sold	—	—	—	—	—	132,859	—	132,859
Selling and general	401	51	—	—	595	15,353	—	16,400
Depreciation and amortization	—	—	—	—	10	3,015	—	3,025
(Loss) earnings from operations	(401)	(51)	—	—	(605)	20,441	—	19,384

Equity in earnings of subsidiaries	9,914	2,821	(1,353)	2,662	12,021	—	(26,065)	—
Interest expense, net	(1,655)	—	(214)	(51)	(2,538)	(1,414)	—	(5,872)
Other income (expense), net	—	—	2,056	179	—	(1,611)	—	624
Earnings before income taxes	7,858	2,770	489	2,790	8,878	17,416	(26,065)	14,136
(Benefit) provision for income taxes	(702)	(16)	553	51	(1,036)	6,726	—	5,576

Net earnings (loss)	$8,560	$2,786	$(64)	$2,739	$9,914	$10,690	$(26,065)	$8,560

	Quarter ended June 29, 2001
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$—	$—	$—	$157,621	$—	$157,621

Costs and expenses:
Cost of goods sold	—	—	—	—	—	125,980	—	125,980
Selling and general	281	77	—	—	(64)	15,064	—	15,358
Depreciation and amortization	—	—	—	—	89	4,376	—	4,465
(Loss) earnings from operations	(281)	(77)	—	—	(25)	12,201	—	11,818

Equity in earnings of subsidiaries	3,317	1,362	(270)	1,746	6,084	—	(12,239)	—
Interest expense, net	(1,250)	(25)	(104)	(87)	(3,305)	(1,721)	—	(6,492)
Other income (expense), net	—	(14)	(11)	(47)	(627)	101	—	(598)
Earnings (loss) before income taxes	1,786	1,246	(385)	1,612	2,127	10,581	(12,239)	4,728
(Benefit) provision for income taxes	(664)	(25)	(28)	(40)	(1,190)	4,225	—	2,278

Net earnings (loss)	$2,450	$1,271	$(357)	$1,652	$3,317	$6,356	$(12,239)	$2,450

	Six months ended June 28, 2002
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$—	$—	$—	$304,628	$—	$304,628

Costs and expenses:
Cost of goods sold	—	—	—	—	—	239,117	—	239,117
Selling and general	678	109	—	—	552	29,610	—	30,949
Depreciation and amortization	—	—	—	—	19	6,430	—	6,449
(Loss) earnings from operations	(678)	(109)	—	—	(571)	29,471	—	28,113

Equity in earnings of subsidiaries	13,035	5,081	(524)	4,521	16,844	—	(38,957)	—
Interest expense, net	(3,085)	—	(323)	(102)	(5,111)	(2,612)	—	(11,233)
Other income (expense), net	—	—	1,576	160	—	(1,194)	—	542
Earnings before income taxes	9,272	4,972	729	4,579	11,162	25,665	(38,957)	17,422
(Benefit) provision for income taxes	(1,368)	(33)	376	33	(1,873)	9,647	—	6,782

Net earnings	$10,640	$5,005	$353	$4,546	$13,035	$16,018	$(38,957)	$10,640

	Six months ended June 29, 2001
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$—	$—	$—	$288,834	$—	$288,834

Costs and expenses:
Cost of goods sold	—	—	—	—	—	234,173	—	234,173
Selling and general	882	135	—	—	(443)	28,647	—	29,221
Depreciation and amortization	—	—	—	—	181	8,696	—	8,877
(Loss) earnings from operations	(882)	(135)	—	—	262	17,318	—	16,563

Equity in earnings of subsidiaries	2,431	3,680	649	4,361	8,029	—	(19,150)	—
Interest expense, net	(2,501)	(50)	(155)	(169)	(6,869)	(3,308)	—	(13,052)
Other income (expense), net	8	32	(1,523)	(299)	(2,381)	1,345	—	(2,818)
(Loss) earnings before income taxes	(944)	3,527	(1,029)	3,893	(959)	15,355	(19,150)	693
(Benefit) provision for income taxes	(1,316)	(26)	(490)	(148)	(3,390)	5,691	—	321

Net earnings (loss)	$372	$3,553	$(539)	$4,041	$2,431	$9,664	$(19,150)	$372

	As of June 28, 2002
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	ASSETS
Current assets:
Cash and equivalents	$—	$—	$—	$29	$13	$9,320	$—	$9,362
Accounts receivable, net	—	3	—	—	—	106,492	—	106,495
Inventories	—	—	—	—	—	86,748	—	86,748
Other current assets	321	—	—	—	806	5,407	—	6,534
Total current assets	321	3	—	29	819	207,967	—	209,139
Property, plant and equipment, net	—	—	—	—	124	111,705	—	111,829
Amounts due from affiliates	96,926	77,358	51,050	—	144,250	29,340	(398,924)	—
Goodwill, net	—	—	—	—	7,799	101,762	—	109,561
Investment in consolidated subsidiaries	140,449	30,980	(18,195)	36,903	176,708	—	(366,845)	—
Deferred income taxes	—	—	1,009	—	13	3,435	—	4,457
Other assets	—	1,427	379	407	1,501	2,404	—	6,118
	$237,696	$109,768	$34,243	$37,339	$331,214	$456,613	$(765,769)	$441,104
	LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$—	$—	$(1,527)	$4,174	$—	$2,647
Accounts payable	—	—	—	—	174	78,931	—	79,105
Accrued expenses and other current liabilities	(2,972)	265	(214)	(6,842)	(4,448)	50,985	—	36,774
Total current liabilities	(2,972)	265	(214)	(6,842)	(5,801)	134,090	—	118,526
Long-term debt, less current maturities	37,216	70,605	27,179	—	46,000	30,859	—	211,859
Amounts due to affiliates	125,361	14,664	19,111	3,412	148,328	88,048	(398,924)	—
Deferred income taxes	841	—	—	—	782	16,260	—	17,883
Other liabilities	—	—	—	—	1,455	14,842	—	16,297
Total liabilities	160,446	85,534	46,076	(3,430)	190,764	284,099	(398,924)	364,565
Shareholders' equity:
Common stock	500	2	78	23	35,001	6,835	(41,939)	500
Additional paid-in capital	65,218	20,726	6,922	9,077	149,085	369,643	(567,451)	53,220
Treasury stock	(1,581)	—	—	—	—	—	—	(1,581)
Retained earnings (deficit)	18,435	12,728	(12,329)	33,486	(38,132)	(163,800)	184,834	35,222
Dividends declared	—	—	—	—	—	(31,427)	31,427	—
Accumulated other comprehensive loss	(5,322)	(9,222)	(6,504)	(1,817)	(5,504)	(8,737)	26,284	(10,822)
Total shareholders' equity	77,250	24,234	(11,833)	40,769	140,450	172,514	(366,845)	76,539
	$237,696	$109,768	$34,243	$37,339	$331,214	$456,613	$(765,769)	$441,104

	As of December 28, 2001
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	ASSETS
Current assets:
Cash and equivalents	$—	$—	$—	$94	$11	$5,792	$—	$5,897
Accounts receivable, net	1	15	—	—	—	77,241	—	77,257
Inventories	—	—	—	—	—	64,114	—	64,114
Other current assets	321	—	—	—	600	4,399	—	5,320
Total current assets	322	15	—	94	611	151,546	—	152,588
Property, plant and equipment, net	—	—	—	—	47	110,798	—	110,845
Amounts due from affiliates	95,392	79,253	46,891	1,677	138,391	49,775	(411,379)	—
Goodwill, net	—	—	—	—	7,799	99,459	—	107,258
Investment in consolidated subsidiaries	123,576	22,091	(16,591)	28,506	187,448	—	(345,030)	—
Deferred income taxes	—	—	955	—	12	5,919	—	6,886
Other assets	—	1,595	401	406	688	3,584	—	6,674
	$219,290	$102,954	$31,656	$30,683	$334,996	$421,081	$(756,409)	$384,251
	LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$—	$—	$(358)	$1,777	$—	$1,419
Accounts payable	—	—	—	—	17	53,422	—	53,439
Accrued expenses and other current liabilities	(1,348)	354	(640)	(6,129)	(3,513)	38,957	—	27,681
Total current liabilities	(1,348)	354	(640)	(6,129)	(3,854)	94,156	—	82,539
Long-term debt, less current maturities	37,216	70,605	27,179	—	38,409	34,315	—	207,724
Amounts due to affiliates	120,186	16,574	16,544	4,880	175,637	77,558	(411,379)	—
Deferred income taxes	464	—	—	—	721	15,378	—	16,563
Other liabilities	—	—	—	—	508	15,423	—	15,931
Total liabilities	156,518	87,533	43,083	(1,249)	211,421	236,830	(411,379)	322,757
Shareholders' equity:
Common stock	500	2	78	23	35,001	6,835	(41,939)	500
Additional paid-in capital	65,218	20,726	6,922	9,077	149,085	369,643	(567,451)	53,220
Treasury stock	(1,581)	—	—	—	—	—	—	(1,581)
Retained earnings (deficit)	7,795	7,723	(12,682)	28,940	(51,167)	(12,104)	56,077	24,582
Dividends declared	—	—	—	—	—	(167,714)	167,714	—
Accumulated other comprehensive loss	(9,160)	(13,030)	(5,745)	(6,108)	(9,344)	(12,409)	40,569	(15,227)
Total shareholders' equity	62,772	15,421	(11,427)	31,932	123,575	184,251	(345,030)	61,494
	$219,290	$102,954	$31,656	$30,683	$334,996	$421,081	$(756,409)	$384,251

	Six months ended June 28, 2002
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net cash (used in)/provided by operating activities	$(3,641)	$15	$(221)	$(61)	$27,595	$8,289	$(31,427)	$549

Cash flows from investing activities:
Proceeds from sales of assets	—	—	—	—	—	24	—	24
Capital expenditures	—	—	—	—	(96)	(2,470)	—	(2,566)
Net cash used in investing activities	—	—	—	—	(96)	(2,446)	—	(2,542)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit facility	—	—	—	—	41,500	(1,496)	—	40,004
Repayment of long-term debt	—	—	—	—	(33,910)	(5,041)	—	(38,951)
Dividends paid	—	—	—	—	—	(31,427)	31,427	—
Change in cash overdrafts	—	—	—	—	(1,169)	2,398	—	1,229
Proceeds from settlement of currency swap	—	—	—	—	—	2,790	—	2,790
Deferred financing fees	—	—	—	—	(909)	(586)	—	(1,495)
Due to/from affiliates	3,641	(15)	117	(164)	(33,168)	29,589	—	—
Net cash provided by/(used in) financing activities	3,641	(15)	117	(164)	(27,656)	(3,773)	31,427	3,577

Effect of exchange rate changes on cash	—	—	104	160	159	1,458	—	1,881

Net (decrease) increase in cash and equivalents	—	—	—	(65)	2	3,528	—	3,465
Cash and equivalents at beginning of period	—	—	—	94	11	5,792	—	5,897
Cash and equivalents at end of period	$—	$—	$—	$29	$13	$9,320	$—	$9,362

	Six months ended June 29, 2001
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net cash (used in)/provided by operating activities	$(3,098)	$(24)	$(106)	$(573)	$(6,556)	$16,574	$(324)	$5,893

Cash flows from investing activities:
Proceeds from sales of assets	—	—	—	—	—	1,259	—	1,259
Capital expenditures	—	—	—	—	—	(3,003)	—	(3,003)
Net cash used in investing activities	—	—	—	—	—	(1,744)	—	(1,744)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	—	—	—	1,200	7,513	—	8,713
Repayment of long-term debt	—	—	—	—	(11,175)	(1,630)	—	(12,805)
Dividends paid	—	—	—	—	—	(324)	324	—
Change in cash overdrafts	—	—	—	—	(822)	1,746	—	924
Due to/from affiliates	3,098	24	175	995	17,326	(21,618)	—	—
Net cash provided by/(used in) financing activities	3,098	24	175	995	6,529	(14,313)	324	(3,168)

Effect of exchange rate changes on cash	—	—	(69)	(295)	—	(1,263)	—	(1,627)

Net increase/(decrease) in cash and equivalents	—	—	—	127	(27)	(746)	—	(646)
Cash and equivalents at beginning of period	—	—	—	—	27	8,107	—	8,134
Cash and equivalents at end of period	$—	$—	$—	$127	$—	$7,361	$—	$7,488

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

Financial results for the six months ended June 28, 2002, compared to the same period of 2001, reflect continued strong demand in the U.S. for raincarrying systems and accessory products from the home center industry and distributors, in addition to a strong rebound in demand from U.S. recreational vehicle manufacturers.  Results also reflect continued strong operating margins in the U.S., largely resulting from higher selling prices and lower material costs. In Europe, lower selling prices resulting from the decline in the cost of aluminum have resulted in a small decline in net sales, however, this has not impacted operating earnings. Strong demand for doors and windows from the European recreational vehicle industry and for shower doors and bath enclosures from customers in the U.K., helped offset lower sales volume from the Corby, England paintline resulting from the strength of the British pound against core European currencies. These conditions contributed to increase operating earnings for the six months ended June 28, 2002 to $28.1 million, from $16.6 million for the six months ended June 29, 2001.

Results of Operations

Quarter Ended June 28, 2002 as Compared to Quarter Ended June 29, 2001

The following table sets forth the Company’s Statements of Earnings Data expressed as a percentage of net sales:

	Quarters ended
	June 28, 2002	June 29, 2001
Statements of Earnings Data:
Net sales	100.0%	100.0%
Costs and expenses:
Cost of goods sold	77.4	79.9
Selling and general	9.6	9.8
Depreciation and amortization	1.8	2.8
Earnings from operations	11.2	7.5
Interest expense, net	(3.4)	(4.1)
Other income (expense), net	0.4	(0.4)
Earnings before income taxes	8.2	3.0
Provision for income taxes	3.2	1.4
Net earnings	5.0%	1.6%

	Net Sales Quarters ended			Earnings from Operations Quarters ended
In thousands	June 28, 2002	June 29, 2001	Increase/ (decrease)	June 28, 2002	June 29, 2001	Increase/ (decrease)
United States	$121,578	$109,826	10.7%	$14,232	$7,814	82.1%
Europe	50,090	47,795	4.8%	5,152	4,004	28.7%
Totals	$171,668	$157,621	8.9%	$19,384	$11,818	64.0%

Net Sales. Net sales increased 8.9% to $171.7 million for the quarter ended June 28, 2002, from $157.6 million for the quarter ended June 29, 2001. Net sales in the U.S. increased $11.8 million or 10.7%, primarily from higher sales to recreational vehicle manufacturers, rural contractors, distributors and home improvement contractors. Sales of raincarrying products and accessories to home centers, home improvement contractors and distributors increased $3.2 million or 8.4% for the quarter ended June 28, 2002, compared to the quarter ended June 29, 2001. Sales to U.S. recreational vehicle manufacturers increased $2.5 million or 12.9% for the quarter ended June 28, 2002, compared to the quarter ended June 29, 2001. Excluding raincarrying products and accessories, sales to home improvement contractors increased $1.5 million or 16.1% for the quarter ended June 28, 2002, compared to the quarter ended June 29, 2001. Additionally, in 2002 the Company began an initiative to sell painted aluminum coil externally from its Helena, Arkansas paintline. This initiative added $4.0 million in net sales to the second quarter of 2002, compared to the second quarter of 2001. Historically the Helena, Arkansas paintline had only painted aluminum and steel coil for internal use. The Company’s U.S. subsidiaries are included in the U.S. Fabrication Segment (see Note 8 to the Condensed Consolidated Financial Statements).

Second quarter net sales in Europe increased $2.3 million or 4.8%, compared to the second quarter of 2001. This increase includes an increase in net sales in the European Fabrication segment of $2.9 million or 20.0%, partially offset by a decrease in net sales in the European Roll Coating segment of $581.1 thousand or 1.7% (see Note 8 to the Condensed Consolidated

Financial Statements). Sales in the European Fabrication segment increased primarily from strong sales of fabricated doors and windows to European RV manufacturers and bath enclosures and shower doors to customers in the United Kingdom. Additionally, sales from France to the European transportation industry increased 16.9% compared to the same period in the prior year, as demand picked up in the second quarter after being off from prior year in the first quarter. Sales in the European Roll Coating segment declined primarily as a result of lower aluminum selling prices resulting from a 9.7% decline in the quarterly average London Metals Exchange price for aluminum. Lower net sales also resulted from lower exports of painted coil from the U.K. due to the strength of the Pound Sterling. The strengthening of the Euro and British Pound against the U.S. Dollar increased European sales by $2.1 million in the quarter ended June 28, 2002, compared to the quarter ended June 29, 2001.

Cost of goods sold. Cost of goods sold, as a percentage of net sales, decreased to 77.4% for the quarter ended June 28, 2002, from 79.9% for the quarter ended June 29, 2001. This decrease is primarily attributable to higher selling prices combined with lower material costs. The imposition of tariffs on steel products imported by certain foreign producers resulted in an increase in the cost of steel raw materials purchased by the Company.  While the Company has been able to increase its selling prices on steel products affected by the tariff, and further expects that it will be able to increase its selling prices to cover additional steel raw material price increases, no assurance to that effect can be given. Therefore, the Company is subject to the risk of margin erosion resulting from the expected increase in the cost of steel raw materials.

Selling and general. Selling and general expenses, as a percentage of net sales, decreased to 9.6% for the quarter ended June 28, 2002, from 9.8% for the quarter ended June 29, 2001. This decrease is primarily attributable to higher net sales and lower bad debt expense, partially offset by an increase in incentive compensation costs as a result of the increase in profitability for the quarter ended June 28, 2002, compared to the quarter ended June 29, 2001.

Depreciation and amortization. Depreciation and amortization, as a percentage of net sales, decreased to 1.8% for the quarter ended June 28, 2002, compared to 2.8% for the quarter ended June 29, 2001. This decrease is attributable to the adoption of SFAS 142 on December 29, 2001. Under SFAS 142 goodwill is no longer amortized. See Note 2 to the Condensed Consolidated Financial Statements for further discussion on the adoption of SFAS 142.

Earnings from operations. As noted above, earnings from operations in the U.S. increased to $14.2 million for the quarter ended June 28, 2002, from $7.8 million for the quarter ended June 29, 2001, and earnings from operations in Europe increased to $5.2 million for the quarter ended June 28, 2002, from $4.0 million for the quarter ended June 29, 2001.  As a result of the adoption of SFAS 142 effective December 29, 2001, goodwill is no longer amortized. Goodwill amortization in the quarter ended June 29, 2001 was $968.9 thousand and $229.0 thousand in the U.S. and Europe, respectively. The increase in earnings from operations in the U.S. is largely attributable to higher sales volume, higher selling prices, lower material costs and increased profitability at the Helena, Arkansas paintline. The increase in earnings from operations in Europe is largely attributable to higher sales, a more favorable product mix and lower depreciation expense. The strengthening of the Euro and British Pound against the U.S. Dollar increased European earnings from operations by $315.5 thousand in the quarter ended June 28, 2002, compared to the quarter ended June 29, 2001.

Interest expense, net. Net interest expense decreased to $5.9 million for the quarter ended June 28, 2002, from $6.5 million for the quarter ended June 29, 2001. The decrease in net interest expense is primarily due to lower interest rates and lower outstanding indebtedness in the quarter ended June 28, 2002.

Other income (expense), net. Other income (expense) increased to $623.8 thousand for the quarter ended June 28, 2002, from $(598.4) thousand for the quarter ended June 29, 2001. The increase in other income is primarily the result of foreign exchange gains on unhedged liabilities in the quarter ended June 28, 2002.  The loss in the quarter ended June 29, 2001 was primarily the result of the change in fair value of the Company’s derivative instruments that were not designated as hedges under SFAS 133.

Provision for income taxes. The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The effective rate for the provision for income taxes decreased to 39.4% from 48.2% for the quarters ended June 28, 2002 and June 29, 2001, respectively. The decrease in the effective rate is primarily due to the adoption of SFAS No. 142 on December 29, 2001. Under SFAS No. 142 goodwill is no longer amortized, eliminating the permanent difference for non-deductible goodwill. See Note 2 to the Condensed Consolidated Financial Statements for further discussion on the adoption of SFAS No. 142.

Six Months Ended June 28, 2002 as Compared to Six Months Ended June 29, 2001

The following table sets forth the Company’s Statement of Earnings Data expressed as a percentage of net sales:

	Six months ended
	June 28, 2002	June 29, 2001
Statements of Earnings Data:
Net sales	100.0%	100.0%
Costs and expenses:
Cost of goods sold	78.5	81.1
Selling and general	10.2	10.1
Depreciation and amortization	2.1	3.1
Earnings from operations	9.2	5.7
Interest expense, net	(3.7)	(4.5)
Other income (expense), net	0.2	(1.0)
Earnings before income taxes	5.7	0.2
Provision for income taxes	2.2	0.1
Net earnings	3.5%	0.1%

	Net Sales Six months ended			Earnings from Operations Six months ended
In thousands	June 28, 2002	June 29, 2001	Increase/ (decrease)	June 28, 2002	June 29, 2001	Increase/ (decrease)
United States	$206,893	$187,186	10.5%	$18,159	$6,564	176.6%
Europe	97,735	101,648	(3.8)%	9,954	9,999	(0.5)%
Totals	$304,628	$288,834	5.5%	$28,113	$16,563	69.7%

Net Sales. Net sales increased 5.5% to $304.6 million for the six months ended June 28, 2002, from $288.8 million for the six months ended June 29, 2001. Net sales in the U.S. increased $19.7 million or 10.5%, principally due to higher sales to recreational vehicle manufacturers, rural contractors, distributors and home improvement contractors. Additionally, in 2002 the Company began an initiative to sell painted aluminum coil externally from its Helena, Arkansas paintline. This initiative added $6.0 million in net sales to the first six months of 2002, compared to the first six months of 2001. Historically the Helena, Arkansas paintline had only painted aluminum and steel coil for internal use. Sales of raincarrying products and accessories to home centers, home improvement contractors and distributors increased $6.1 million or 10.3% for the quarter ended June 28, 2002, compared to the quarter ended June 29, 2001. Sales to U.S. recreational vehicle manufacturers increased $4.0 million or 10.8% for the quarter ended June 28, 2002, compared to the quarter ended June 29, 2001. Sales to rural contractors increased $3.8 million or 7.4% for the quarter ended June 28, 2002, compared to the quarter ended June 29, 2001. The Company’s U.S. subsidiaries are included in the U.S. Fabrication Segment (see Note 8 to the Condensed Consolidated Financial Statements).

Net sales in Europe declined $3.9 million or 3.8% in the six months ended June 28, 2002, compared to the six months ended June 29, 2001. This entire decline took place in the first quarter. The decline in European net sales includes a decrease in net sales in the European Roll Coating segment of $6.1 million or 8.7%, partially offset by an increase in net sales in the European Fabrication segment of $2.2 million or 7.0% (see Note 8 to the Condensed Consolidated Financial Statements). Sales in the European Fabrication segment increased primarily from higher sales of fabricated doors and windows to European RV manufacturers and bath enclosures and shower doors to customers in the United Kingdom. Sales in the European Roll Coating segment declined primarily as a result of lower aluminum selling prices resulting from an 11.1% decline in the six-month average London Metals Exchange price for aluminum. Lower net sales also resulted from lower exports of painted coil from the U.K. due to the strength of the Pound Sterling. The strengthening of the Euro and British Pound against the U.S. Dollar increased European sales by $249.2 thousand in the six months ended June 28, 2002, compared to the six months ended June 29, 2001.

Cost of goods sold. Cost of goods sold, as a percentage of net sales, decreased to 78.5% for the six months ended June 28, 2002 from 81.1% for the six months ended June 29, 2001. This decrease is primarily attributable to higher selling prices combined with lower material costs. The imposition of tariffs on steel products imported by certain foreign producers resulted in an increase in the cost of steel raw materials purchased by the Company. While the Company has been able to increase its selling prices on steel products affected by the tariff, and further expects that it will be able to increase its selling prices to cover additional steel raw material price increases, no assurance to that effect can be given. Therefore, the Company is subject to the risk of margin erosion resulting from the expected increase in the cost of steel raw materials.

Selling and general. Selling and general expenses, as a percentage of net sales, increased to 10.2% for the six months ended June 28, 2002, from 10.1% for the six months ended June 29, 2001. This increase is primarily attributable to an increase in incentive compensation costs as a result of the increase in profitability in the six months ended June 28, 2002, as compared to the six months ended June 29, 2001.

Depreciation and amortization. Depreciation and amortization, as a percentage of net sales, decreased to 2.1% for the quarter ended June 28, 2002, compared to 3.1% for the quarter ended June 29, 2001. This decrease is primarily attributable to the adoption of SFAS 142 on December 29, 2001. Under SFAS 142 goodwill is no longer amortized. See Note 2 to the Condensed Consolidated Financial Statements for further discussion on the adoption of SFAS 142.

Earnings from operations. As noted above, earnings from operations in the U.S. increased to $18.2 million for the six months ended June 28, 2002, from $6.6 million for the six months ended June 29, 2001. Earnings from operations in Europe were flat at $10.0 million for the six months ended June 28, 2002 and June 29, 2001. As a result of the adoption of SFAS 142 effective December 29, 2001, goodwill is no longer amortized. Goodwill amortization in the six months ended June 29, 2001 was $1.9 million and $468.9 thousand in the U.S. and Europe, respectively. The increase in earnings from operations in the U.S. is largely attributable to higher sales volume, higher selling prices, lower material costs and increased profitability at the Helena, Arkansas paintline. In Europe, higher margins and an improved product mix offset the impact on earnings from lower sales. The strengthening of the Euro and British Pound against the U.S. Dollar increased European earnings by $110.9 thousand in the six months ended June 28, 2002, compared to the six months ended June 29, 2001.

Interest expense, net. Net interest expense decreased to $11.2 million for the six months ended June 28, 2002, from $13.1 million for the six months ended June 29, 2001. The decrease in interest expense is primarily due to lower interest rates and lower outstanding indebtedness in the six months ended June 28, 2002.

Other income (expense), net. Other income (expense) increased to $541.7 thousand for the six months ended June 28, 2002, from $(2.8) million for the six months ended June 29, 2001. In the six months ended June 29, 2001, the Company recognized expense of $2.4 million as a result of the change in fair value of the Company’s derivative instruments that were not designated as hedges under SFAS 133.  The Company did not recognize any expense for this reason in the six months ended June 28, 2002.

Provision for income taxes. The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The effective rate for the provision for income taxes decreased to 38.9% from 46.3% for the six months ended June 28, 2002 and June 29, 2001, respectively. The decrease in the effective rate is primarily due to the adoption of SFAS No. 142 on December 29, 2001. Under SFAS No. 142 goodwill is no longer amortized, eliminating the permanent difference for non-deductible goodwill. See Note 2 to the Condensed Consolidated Financial Statements for further discussion on the adoption of SFAS No. 142.

Liquidity and Capital Resources

Liquidity. The Company’s primary liquidity needs arise from debt service incurred in connection with acquisitions and the funding of capital expenditures. The Company’s liquidity sources at June 28, 2002 include an undrawn amount of $33.1 million under its revolving credit facility, which was fully available, and $9.4 million in cash. Effective March 15, 2002, the Company and its Lenders amended and restated the Credit Agreement to, among other items, increase the Revolving Credit Facility from $100.0 million to $110.0 million; refinance outstanding Term Loans through borrowings under the Revolving Credit Facility; and extend the expiration date of the Revolving Credit Facility from June 30, 2002 to June 30, 2005.

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

The Company’s primary source of liquidity is funds generated from operations, which are supplemented by borrowings under the Credit Agreement. Net cash provided by operating activities for the six months ended June 28, 2002 and June 29, 2001, were $549.0 thousand and $5.9 million, respectively. The decrease in cash provided by operating activities is primarily related to an increase in inventory levels resulting from steel raw material purchases made in advance of price increases imposed by domestic suppliers. Such price increases are resulting from the imposition of tariffs on steel products imported by certain foreign producers.

Net cash used in investing activities increased to $2.5 million for the six months ended June 28, 2002, from $1.7 million for the six months ended June 29, 2001. This increase is the result of a reduction in proceeds from sale of assets in the six months ended June 28, 2002, compared to the six months ended June 29, 2001.

Net cash provided by (used in) financing activities increased to $3.6 million for the six months ended June 28, 2002, from $(3.2) million for the six months ended June 29, 2001, primarily due to proceeds from the sale of the Pound Sterling swap in February 2002 and increased borrowings under the Credit Agreement as a result of working capital needs.

The above-noted sources are expected to provide the liquidity required, if necessary, to supplement cash from operations, although no assurance to that effect can be given.

Capital Expenditures. The Company’s capital expenditures were $2.6 million and $3.0 million for the six months ended June 28, 2002 and June 29, 2001, respectively. Capital expenditures in 2002 include approximately $281.9 thousand for improvements to the paintlines in Helena, Arkansas; Corby, England; and Roermond, The Netherlands; and approximately $391.4 thousand for several projects related to business expansion. Capital expenditures in 2001 included approximately $505.2 thousand for improvements to the paintlines in Helena, Arkansas; Corby, England; and Roermond, The Netherlands; and approximately $1.5 million for several projects related to business expansion. The balance of capital expenditures in both periods related to purchases and upgrades of fabricating equipment, transportation and material moving equipment, and information systems.

The Company has made and will continue to make capital expenditures to comply with Environmental Laws. The Company estimates that its environmental capital expenditures for 2002 will approximate $450.0 thousand.

Working Capital Management. Working capital was $90.6 million as of June 28, 2002, compared to $70.0 million as of December 28, 2001. The increase in working capital is largely attributable to seasonal demands of the business that result in substantial increases in trade accounts receivable and inventories, in addition to the advance inventory purchases discussed above, partially offset by increases in trade accounts payable and accrued expenses.

Environmental Matters

The Company’s exposure to environmental matters has not changed significantly from the year ended December 28, 2001. For detailed information regarding environmental matters, see “Management’s Discussion and Analysis — Risk Management” set forth in the Company’s Annual Report on Form 10-K for the year ended December 28, 2001.

Note Regarding Forward-Looking Statements:  The Management’s Discussion and Analysis and other sections of this Form 10-Q may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, and management’s beliefs and assumptions. Such forward-looking statements include terminology such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or variations of such words and similar expressions regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements in this report include, but are not limited to: (1) statements regarding the Company’s expectation that its source of liquidity will provide the liquidity required, if necessary, to supplement lower cash flows from operations; (2) statements regarding the Company’s expectation that it will be able to increase its selling prices to cover additional steel raw material price increases; (3) statements regarding management’s expectation that the outcome of legal proceedings and claims that have arisen in the ordinary course of business would not reasonably be expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries taken as a whole; and (4) statements regarding management’s belief that the Company’s potential share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses at various hazardous wasted disposal sites in which the Company has been named as a defendant in lawsuits or as a potentially responsible party are not material and that the reasonably probable outcome of these matters will not materially exceed established reserves and will not have a material impact on the future financial position, net earnings or cash flows of the Company. These forward-looking statements are based on a number of assumptions that could ultimately prove inaccurate, and, therefore, there can be no assurance that they will prove to be accurate. All such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause future financial performance to differ materially and significantly from past results and from those expressed or implied in this document include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), changes in business strategy or development plans, the cyclical demand for the Company’s products, the supply and/or price of aluminum and other raw materials, currency exchange rate fluctuations, environmental regulations, availability of financing, competition, reliance on key management personnel, ability to manage growth, loss of customers, and a variety of other factors. For further information on these and other risks, see the “Risk Factors” section of Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 28, 2001, as well as the Company’s other filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly its forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The following discussion about the Company’s risk-management activities includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statement. See “Note Regarding Forward Looking Statements” for additional information regarding the Private Securities Litigation Reform Act. The Company’s management of market risk from changes in interest rates, exchange rates and commodity prices has not changed from the year ended December 28, 2001, with the exception of the termination of the existing Pound Sterling swap and entering into the New Pound Sterling swap and the interest rate swap in the quarter ended March 29, 2002 (see Note 6 to the Condensed Consolidated Financial Statements of the Company for the quarter ended March 29, 2002, set forth in the Company's Quarterly Report on Form 10-Q). For detailed information regarding the Company’s risk management, see “Management’s Discussion and Analysis — Risk Management” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” set forth in the Company’s Annual Report on Form 10-K for the year ended December 28, 2001.

Interest Rate Risk

This analysis presents the hypothetical loss in fair value and increase in interest expense of those financial instruments and derivative instruments held by the Company at June 28, 2002, which are sensitive to changes in interest rates. All other factors remaining unchanged, a hypothetical 10 percent increase in interest rates would decrease the fair value of the Company’s fixed-rate, long-term debt outstanding at June 28, 2002, by approximately $4.8 million, based upon the use of a discounted cash flow model, as compared to a hypothetical decrease in fair value of approximately $5.4 million at December 28, 2001.

A hypothetical 10 percent increase in interest rates for one year on the Company’s variable rate financial instruments and derivative instruments would increase interest expense by approximately

$418.5 thousand as calculated at June 28, 2002, compared to a hypothetical increase in interest expense of approximately $359.2 thousand as calculated at December 28, 2001.

Foreign Currency Exchange Risk

This analysis presents the hypothetical increase in foreign exchange loss and increase in interest expense related to those financial instruments and derivative instruments held by the Company at June 28, 2002, that are sensitive to changes in foreign currency exchange risks. A hypothetical 10 percent decrease in foreign currency exchange rates would increase the Company’s foreign exchange loss by approximately $121.1 thousand for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in foreign exchange loss of approximately $940.9 thousand for the year ended December 28, 2001.

All other factors remaining unchanged, a hypothetical 10 percent increase in foreign currency exchange rates for one year would increase interest expense by approximately $896.7 thousand as calculated at June 28, 2002, for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in interest expense of approximately $485.1 thousand as calculated at December 28, 2001.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)(1)                    The following consolidated financial statements of Euramax International, Inc. and its subsidiaries are included in Part I, Item 1.

Condensed Consolidated Statements of Operations for the quarters and six months ended June 28, 2002 and June 29, 2001

Condensed Consolidated Balance Sheets at June 28, 2002 and December 28, 2001

Condensed Consolidated Statements of Cash Flows for the six months ended June 28, 2002 and June 29, 2001

Notes to Condensed Consolidated Financial Statements

(b)                                 The Company filed no reports on Form 8-K during the three months ended June 28, 2002.

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

10.13*	U.S. Holdings Guaranty, dated as of September 25, 1996, by Amerimax Holdings, Inc. in favor of the Guaranteed Parties referred to therein
10.15*	U.S. Operating Co. Guaranty, dated as of September 25, 1996, by Amerimax Fabricated Products, Inc. in favor of the Guarantied Parties referred to therein
10.17*	Euramax Assignment Agreement, dated as of September 25, 1996, by Euramax International plc in favor of Banque Paribas, as Agent
10.20*	Dutch Holdings Guaranty, dated as of September 25, 1996, by Euramax European Holdings B.V. in favor of the Guarantied Parties referred to therein
10.21*	Dutch Company Guaranty, dated as of September 25, 1996, by Euramax Netherlands B.V., in favor of the Guarantied Parties referred to therein
10.22*	Dutch Operating Co. Guaranty, dated as of September 25, 1996, by Euramax Europe B.V., in favor of the Guarantied Parties referred to therein
10.23*	Dutch Subsidiary Guaranty, dated as of September 25, 1996, by Euramax Coated Products B.V., in favor of the Guarantied Parties referred to therein
10.26****	Incentive Compensation Plan effective January 1, 1997, by Euramax International Limited
10.27****	Phantom Stock Plan effective January 1, 1999, by Euramax International Limited
10.33*******	Second Amended and Restated Credit Agreement, dated March 15, 2002, among Euramax International, Inc. and its subsidiaries, BNP Paribas (as Agent and Lender) and the Lenders.
10.34*******	Amended and Restated Pledge and Security Agreement, dated as of March 15, 2002, among Euramax International, Inc. and Each Other Grantor From Time to Time Party Hereto and BNP Paribas as Agent
99.1	Certification of Quarterly Report by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Quarterly Report by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Exhibit with the same number in the Registrant’s Registration Statement on Form S-4 (333-05978) which became effective on February 7, 1997.
**	Incorporated by reference to the Exhibit with the same number in the Registrant’s Annual Report on Form 10-K (333-05978) which was filed on March 12, 1998.
***	Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on April 26, 1999.
****	Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on November 3, 1999.
*****	Incorporated by reference to the Exhibit with the same number in the Registrant’s Annual Report of Form 10-K (333-05978) which was filed on March 23, 2000.
******	Incorporated by reference to Exhibit 2.2 in the Registrant’s Current Report on Form 8-K (333-05978) which was filed on April 24, 2000.
*******	Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on May 10, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Euramax International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURAMAX INTERNATIONAL, INC.

Signature	Title	Date

/s/ J. DAVID SMITH	Chief Executive Officer and President	August 6, 2002
J. David Smith

/s/ R. SCOTT VANSANT	Chief Financial Officer and Secretary	August 6, 2002
R. Scott Vansant