Form 10-Q
period 2002-09-27
EURAMAX INTERNATIONAL PLC
filed 2002-11-05
CIK 1026743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2002

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

☒ Yes     ☐ No

                As of November 5, 2002, Registrant had outstanding 445,822.44 shares of Class A common stock and 44,346.80 shares of Class B common stock.

Part I - Financial Information

Item 1.  Financial Statements

Euramax International, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Thousands of U.S. Dollars)

(Unaudited)

	Quarters ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
	2002	2001	2002	2001

Net sales	$175,183	$159,329	$479,811	$448,163

Costs and expenses:
Cost of goods sold	138,832	125,793	377,949	359,966
Selling and general	16,070	15,795	47,019	45,016
Depreciation and amortization	3,391	4,383	9,840	13,260
Earnings from operations	16,890	13,358	45,003	29,921

Interest expense, net	(5,913)	(5,911)	(17,146)	(18,963)
Other income (expense), net	184	(94)	726	(2,912)
Earnings before income taxes	11,161	7,353	28,583	8,046
Provision for income taxes	4,333	3,911	11,115	4,232
Net earnings	$6,828	$3,442	$17,468	$3,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Thousands of U.S. Dollars)
(Unaudited)

	September 27,	December 28,
	2002	2001
ASSETS
Current assets:
Cash and equivalents	$8,913	$5,897
Accounts receivable, net	105,858	77,257
Inventories	88,176	64,114
Other current assets	5,875	5,320
Total current assets	208,822	152,588
Property, plant and equipment, net	109,924	110,845
Goodwill, net	109,469	107,258
Deferred income taxes	4,302	6,886
Other assets	5,439	6,674
	$437,956	$384,251

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdrafts	$989	$1,419
Accounts payable	72,262	53,439
Accrued expenses and other current liabilities	40,214	27,681
Total current liabilities	113,465	82,539
Long-term debt, less current maturities	205,431	207,724
Deferred income taxes	19,475	16,563
Other liabilities	17,547	15,931
Total liabilities	355,918	322,757
Shareholders'equity:
Common stock	500	500
Additional paid-in capital	53,220	53,220
Treasury stock	(2,056)	(1,581)
Retained earnings	42,050	24,582
Accumulated other comprehensive loss	(11,676)	(15,227)
Total shareholders' equity	82,038	61,494
	$437,956	$384,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)
(Unaudited)

	September 27,	September 28,
	2002	2001

Net cash provided by operating activities	$10,592	$14,014

Cash flows from investing activities:
Proceeds from sales of assets	474	1,267
Capital expenditures	(4,583)	(6,469)
Net cash used in investing activities	(4,109)	(5,202)

Cash flows from financing activities:
Net borrowings on revolving credit facility	33,655	5,045
Repayment of long-term debt	(38,951)	(12,989)
Changes in cash overdrafts	(430)	1,991
Proceeds from settlement of currency swap	2,790	—
Payment to terminate interest rate swap	—	(3,160)
Purchase of treasury stock	(475)	—
Deferred financing fees	(1,520)	—
Net cash used in financing activities	(4,931)	(9,113)

Effect of exchange rate changes on cash	1,464	(860)

Net increase (decrease) in cash and equivalents	3,016	(1,161)
Cash and equivalents at beginning of period	5,897	8,134
Cash and equivalents at end of period	$8,913	$6,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Thousands of U.S. Dollars)
(Unaudited)

1.   Basis of Presentation:

For purposes of this report the “Company” refers to Euramax International, Inc. (“Euramax”) and Subsidiaries, collectively.

The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the management of the Company, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Management believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These Condensed Consolidated Financial Statements should be read in conjunction with the year-end Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2001. Operating results for the period ended September 27, 2002, are not necessarily indicative of future results that may be expected for the year ending December 27, 2002.

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

	Quarters ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
	2002	2001	2002	2001
Reported net earnings	$6,828	$3,442	$17,468	$3,814
Goodwill amortization, net of tax	—	988	—	2,972
Adjusted net earnings	$6,828	$4,430	$17,468	$6,786

The change in goodwill, net from December 28, 2001 to September 27, 2002, is a result of the change in foreign exchange rates used in converting the local currency goodwill balance into U.S. Dollars.

3.  Inventories:

Inventories were comprised of:

	September 27,	December 28,
	2002	2001
Raw materials	$66,003	$50,206
Work in process	3,371	2,449
Finished products	18,802	11,459
	$88,176	$64,114

4.  Long-Term Obligations:

Long-term obligations consisted of the following:

	September 27,	December 28,
	2002	2001
Credit Agreement:
Revolving Credit Facility	$70,431	$33,773
Term Loans	—	38,951
11.25% Senior Subordinated Notes due 2006	135,000	135,000
	$205,431	$207,724

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

As of September 27, 2002, an undrawn amount of $39.6 million remained under the Revolving Credit Facility, all of which was available.

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

6.              Comprehensive Income:

	Quarters ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
	2002	2001	2002	2001
Net earnings	$6,828	$3,442	$17,468	$3,814
Other comprehensive earnings (loss):
Foreign currency translation adjustment	(750)	2,349	3,754	(1,008)
Gain (loss) on derivative instruments, net:
Cumulative effect of adopting SFAS 133	—	—	—	(2,014)
Net changes in fair value of derivatives	(503)	(596)	(1,856)	1,006
Net gains reclassified from OCI into earnings	399	792	1,653	510

Comprehensive income	$5,974	$5,987	$21,019	$2,308

7.  Income Taxes:

The income tax provision for the nine months ended September 27, 2002 and September 28, 2001 is computed at the effective rate expected to be applicable for the full year using the statutory rates on a country by country basis.

8.  Segment Information:

For detailed information regarding the Company’s reportable segments, see Note 13 to the Consolidated Financial Statements of the Company for the year ended December 28, 2001, set forth in the Company’s Annual Report on Form 10-K.

Information about reported segments and a reconciliation of total segment sales to total consolidated sales and of total segment EBITDA to total consolidated earnings before income taxes, for the quarters and nine months ended September 27, 2002 and September 28, 2001, is as follows:

	Quarters Ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
	2002	2001	2002	2001
Sales
European Roll Coating	$29,746	$28,570	$95,309	$100,197
U.S. Fabrication	129,373	118,771	336,266	305,962
European Fabrication	16,748	12,586	50,251	43,897
Total segment sales	175,867	159,927	481,826	450,056

Eliminations	(684)	(598)	(2,015)	(1,893)
Consolidated net sales	$175,183	$159,329	$479,811	$448,163

EBITDA
European Roll Coating	$3,257	$2,531	$12,256	$11,675
U.S. Fabrication	16,012	14,565	39,149	27,458
European Fabrication	1,818	1,120	5,863	5,337
Total EBITDA for reportable segments	21,087	18,216	57,268	44,470

Expenses that are not segment specific	(622)	(569)	(1,699)	(4,201)
Depreciation and amortization	(3,391)	(4,383)	(9,840)	(13,260)
Interest expense, net	(5,913)	(5,911)	(17,146)	(18,963)
Consolidated net earnings before income taxes	$11,161	$7,353	$28,583	$8,046

Segment assets are not included in the above table because asset information is not reported by segment in the information reviewed by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and addressing performance.

The following table reflects revenues from external customers by groups of similar products for the quarters and nine months ended September 27, 2002 and September 28, 2001:

		Quarters Ended		Nine months ended
		September 27,	September 28,	September 27,	September 28,
Customers/Markets	Primary Products	2002	2001	2002	2001
Original Equipment Manufacturers ("OEMs")	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; RV doors, windows and roofing; and composite building panels	$66,785	$55,199	$201,893	$185,921

Rural Contractors	Steel and aluminum roofing and siding	37,233	36,316	93,896	87,891

Home Centers	Raincarrying systems, roofing accessories, windows, doors and shower enclosures	42,523	41,114	100,654	97,553

Manufactured Housing	Steel siding and trim components	5,612	5,917	16,956	18,668

Distributors	Metal coils, raincarrying systems and roofing accessories	6,498	3,443	16,750	9,998

Industrial and Architectural Contractors	Standing seam panels and siding and roofing accessories	4,105	4,627	12,593	13,307

Home Improvement Contractors	Vinyl replacement windows; metal coils, raincarrying systems; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings	12,427	12,713	37,069	34,825
		$175,183	$159,329	$479,811	$448,163

9.   Supplemental Condensed Combined Financial Statements:

On September 25, 1996, the Company issued Senior Subordinated Notes due 2006 (the “Notes”). Euramax International Limited, Euramax European Holdings Limited and Euramax European Holdings B.V. are co-obligors under the Notes (the “Co-Obligors”). Euramax International, Inc. has provided a full and unconditional guarantee of the Notes (“Parent Guarantor”). In addition, Amerimax Holdings, Inc., Amerimax Fabricated Products, Inc., Euramax International Holdings Limited and Euramax Continental Limited, holding company subsidiaries of Euramax, have provided full and unconditional guarantees of the Notes (collectively, the “Guarantor Subsidiaries”). The following supplemental condensed combining financial statements as of September 27, 2002 and December 28, 2001, and for the quarters and nine months ended September 27, 2002 and September 28, 2001, reflect the financial position, results of operations, and cash flows of each of the Parent Guarantor, the Co-Obligors, and such combined information of the Guarantor Subsidiaries and the non-guarantor subsidiaries, principally the operating subsidiaries, (collectively, the “Non-Guarantor Subsidiaries”). The Co-Obligors and Guarantors are wholly owned subsidiaries of Euramax and are each jointly, severally, fully, and unconditionally liable under the Notes. Separate complete financial statements of each Co–Obligor and Guarantor are not presented because management has determined that they are not material to investors.

	Quarter ended September 27, 2002
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$—	$—	$—	$175,183	$—	$175,183

Costs and expenses:
Cost of goods sold	—	—	—	—	—	138,832	—	138,832
Selling and general	238	51	—	—	497	15,284	—	16,070
Depreciation and amortization	—	—	—	—	14	3,377	—	3,391
(Loss) earnings from operations	(238)	(51)	—	—	(511)	17,690	—	16,890

Equity in earnings of subsidiaries	7,903	1,297	(653)	1,652	9,860	—	(20,059)	—
Interest expense, net	(1,524)	—	(209)	(53)	(2,551)	(1,576)	—	(5,913)
Other income (expense), net	—	—	528	(15)	—	(329)	—	184
Earnings (loss) before income taxes	6,141	1,246	(334)	1,584	6,798	15,785	(20,059)	11,161
(Benefit) provision for income taxes	(687)	(15)	96	(18)	(1,106)	6,063	—	4,333

Net earnings (loss)	$6,828	$1,261	$(430)	$1,602	$7,904	$9,722	$(20,059)	$6,828

	Quarter ended September 28, 2001
	Euramax International, Inc. (Parent Guarantor)	Euramax International, Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$—	$—	$—	$159,329	$—	$159,329
Costs and expenses:
Cost of goods sold	—	—	—	—	—	125,793	—	125,793
Selling and general	306	104	—	—	52	15,333	—	15,795
Depreciation and amortization	—	—	—	—	83	4,300	—	4,383
(Loss) earnings from operations	(306)	(104)	—	—	(135)	13,903	—	13,358

Equity in earnings of subsidiaries	4,829	650	(1,443)	1,317	7,688	—	(13,041)	—
Interest expense, net	(1,628)	(24)	(153)	(48)	(2,877)	(1,181)	—	(5,911)
Other (expense) income, net	(26)	(78)	1,153	93	(412)	(824)	—	(94)
Earnings (loss) before income taxes	2,869	444	(443)	1,362	4,264	11,898	(13,041)	7,353
(Benefit) provision for income taxes	(573)	(51)	307	23	(565)	4,770	—	3,911

Net earnings (loss)	$3,442	$495	$(750)	$1,339	$4,829	$7,128	$(13,041)	$3,442

	Nine months ended September 27, 2002
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$—	$—	$—	$479,811	$—	$479,811
Costs and expenses:
Cost of goods sold	—	—	—	—	—	377,949	—	377,949
Selling and general	916	160	—	—	1,049	44,894	—	47,019
Depreciation and amortization	—	—	—	—	33	9,807	—	9,840
(Loss) earnings from operations	(916)	(160)	—	—	(1,082)	47,161	—	45,003

Equity in earnings of subsidiaries	20,938	6,378	(1,177)	6,173	26,704	—	(59,016)	—
Interest expense, net	(4,609)	—	(532)	(155)	(7,662)	(4,188)	—	(17,146)
Other income (expense), net	—	—	2,104	145	—	(1,523)	—	726
Earnings before income taxes	15,413	6,218	395	6,163	17,960	41,450	(59,016)	28,583
(Benefit) provision for income taxes	(2,055)	(48)	472	15	(2,979)	15,710	—	11,115

Net earnings (loss)	$17,468	$6,266	$(77)	$6,148	$20,939	$25,740	$(59,016)	$17,468

	Nine months ended September 28, 2001
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$—	$—	$—	$448,163	$—	$448,163
Costs and expenses:
Cost of goods sold	—	—	—	—	—	359,966	—	359,966
Selling and general	1,188	239	—	—	(391)	43,980	—	45,016
Depreciation and amortization	—	—	—	—	264	12,996	—	13,260
(Loss) earnings from operations	(1,188)	(239)	—	—	127	31,221	—	29,921

Equity in earnings of subsidiaries	7,260	4,330	(794)	5,678	15,717	—	(32,191)	—
Interest expense, net	(4,129)	(74)	(308)	(217)	(9,746)	(4,489)	—	(18,963)
Other income (expense), net	(18)	(46)	(370)	(206)	(2,793)	521	—	(2,912)
(Loss) earnings before income taxes	1,925	3,971	(1,472)	5,255	3,305	27,253	(32,191)	8,046
(Benefit) provision for income taxes	(1,889)	(77)	(183)	(125)	(3,955)	10,461	—	4,232

Net Earnings (loss)	$3,814	$4,048	$(1,289)	$5,380	$7,260	$16,792	$(32,191)	$3,814

	As of September 27, 2002
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	ASSETS
Current assets:
Cash and equivalents	$—	$—	$—	$9	$463	$8,441	$—	$8,913
Accounts receivable, net	—	3	—	—	4	105,851	—	105,858
Inventories	—	—	—	—	—	88,176	—	88,176
Other current assets	321	—	—	—	888	4,666	—	5,875
Total current assets	321	3	—	9	1,355	207,134	—	208,822
Property, plant and equipment, net	—	—	—	—	116	109,808	—	109,924
Amounts due from affiliates	100,252	79,427	52,763	—	147,194	51,088	(430,724)	—
Goodwill, net	—	—	—	—	7,799	101,670	—	109,469
Investment in consolidated subsidiaries	147,540	31,556	(19,204)	38,162	206,871	—	(404,925)	—
Deferred income taxes	—	—	1,028	—	13	3,261	—	4,302
Other assets	—	1,344	364	380	1,413	1,938	—	5,439
	$248,113	$112,330	$34,951	$38,551	$364,761	$474,899	$(835,649)	$437,956
	LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$—	$—	$(1,307)	$2,296	$—	$989
Accounts payable	—	—	—	—	5	72,257	—	72,262
Accrued expenses and other current liabilities	(3,386)	2,246	812	(6,787)	(1,660)	48,989	—	40,214
Total current liabilities	(3,386)	2,246	812	(6,787)	(2,962)	123,542	—	113,465
Long-term debt, less current maturities	37,216	70,605	27,179	—	41,000	29,431	—	205,431
Amounts due to affiliates	129,835	14,704	19,465	3,400	175,913	87,407	(430,724)	—
Deferred income taxes	1,655	—	—	—	738	17,082	—	19,475
Other liabilities	—	—	—	—	2,531	15,016	—	17,547
Total liabilities	165,320	87,555	47,456	(3,387)	217,220	272,478	(430,724)	355,918
Shareholders'equity:
Common stock	500	2	78	23	35,001	6,835	(41,939)	500
Additional paid-in capital	65,218	20,726	6,922	9,077	78,485	369,643	(496,851)	53,220
Treasury stock	(2,056)	—	—	—	—	—	—	(2,056)
Retained earnings (deficit)	25,263	13,989	(12,759)	35,088	40,372	(154,078)	94,175	42,050
Dividends declared	—	—	—	—	—	(10,415)	10,415	—
Accumulated other comprehensive loss	(6,132)	(9,942)	(6,746)	(2,250)	(6,317)	(9,564)	29,275	(11,676)
Total shareholders' equity	82,793	24,775	(12,505)	41,938	147,541	202,421	(404,925)	82,038
	$248,113	$112,330	$34,951	$38,551	$364,761	$474,899	$(835,649)	$437,956

	As of December 28, 2001
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	ASSETS
Current assets:
Cash and equivalents	$—	$—	$—	$94	$11	$5,792	$—	$5,897
Accounts receivable, net	1	15	—	—	—	77,241	—	77,257
Inventories	—	—	—	—	—	64,114	—	64,114
Other current assets	321	—	—	—	600	4,399	—	5,320
Total current assets	322	15	—	94	611	151,546	—	152,588
Property, plant and equipment, net	—	—	—	—	47	110,798	—	110,845
Amounts due from affiliates	95,392	79,253	46,891	1,677	138,391	49,775	(411,379)	—
Goodwill, net	—	—	—	—	7,799	99,459	—	107,258
Investment in consolidated subsidiaries	123,576	22,091	(16,591)	28,506	187,448	—	(345,030)	—
Deferred income taxes	—	—	955	—	12	5,919	—	6,886
Other assets	—	1,595	401	406	688	3,584	—	6,674
	$219,290	$102,954	$31,656	$30,683	$334,996	$421,081	$(756,409)	$384,251
	LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$—	$—	$(358)	$1,777	$—	$1,419
Accounts payable	—	—	—	—	17	53,422	—	53,439
Accrued expenses and other current liabilities	(1,348)	354	(640)	(6,129)	(3,513)	38,957	—	27,681
Total current liabilities	(1,348)	354	(640)	(6,129)	(3,854)	94,156	—	82,539
Long-term debt, less current maturities	37,216	70,605	27,179	—	38,409	34,315	—	207,724
Amounts due to affiliates	120,186	16,574	16,544	4,880	175,637	77,558	(411,379)	—
Deferred income taxes	464	—	—	—	721	15,378	—	16,563
Other liabilities	—	—	—	—	508	15,423	—	15,931
Total liabilities	156,518	87,533	43,083	(1,249)	211,421	236,830	(411,379)	322,757
Shareholders'equity:
Common stock	500	2	78	23	35,001	6,835	(41,939)	500
Additional paid-in capital	65,218	20,726	6,922	9,077	78,485	369,643	(496,851)	53,220
Treasury stock	(1,581)	—	—	—	—	—	—	(1,581)
Retained earnings (deficit)	7,795	7,723	(12,682)	28,940	19,433	(12,104)	(14,523)	24,582
Dividends declared	—	—	—	—	—	(167,714)	167,714	—
Accumulated other comprehensive loss	(9,160)	(13,030)	(5,745)	(6,108)	(9,344)	(12,409)	40,569	(15,227)
Total shareholders' equity	62,772	15,421	(11,427)	31,932	123,575	184,251	(345,030)	61,494
	$219,290	$102,954	$31,656	$30,683	$334,996	$421,081	$(756,409)	$384,251

	Nine months ended September 27, 2002
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net cash (used in)/provided by operating activities	$(4,315)	$2,045	$483	$(88)	$8,206	$14,676	$(10,415)	$10,592

Cash flows from investing activities:
Proceeds from sales of assets	—	—	—	—	—	474	—	474
Capital expenditures	—	—	—	—	(102)	(4,481)	—	(4,583)
Net cash used in investing activities	—	—	—	—	(102)	(4,007)	—	(4,109)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit facility	—	—	—	—	36,500	(2,845)	—	33,655
Repayment of long-term debt	—	—	—	—	(33,910)	(5,041)	—	(38,951)
Dividends paid	—	—	—	—	—	(10,415)	10,415	—
Change in cash overdrafts	—	—	—	—	(950)	520	—	(430)
Proceeds from settlement of currency swap	—	—	—	—	—	2,790	—	2,790
Purchase of treasury stock	(475)	—	—	—	—	—	—	(475)
Deferred financing fees	—	—	—	—	(924)	(596)	—	(1,520)
Due to/from affiliates	4,790	(2,045)	(608)	(146)	(8,527)	6,536	—	—
Net cash provided by/(used in) financing activities	4,315	(2,045)	(608)	(146)	(7,811)	(9,051)	10,415	(4,931)

Effect of exchange rate changes on cash	—	—	125	149	159	1,031	—	1,464

Net (decrease) increase in cash and equivalents	—	—	—	(85)	452	2,649	—	3,016
Cash and equivalents at beginning of period	—	—	—	94	11	5,792	—	5,897
Cash and equivalents at end of period	$—	$—	$—	$9	$463	$8,441	$—	$8,913

	Nine months ended September 28, 2001
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net cash (used in)/provided by operating activities	$(6,061)	$(2,025)	$(1,035)	$(2,701)	$155,882	$35,472	$(165,518)	$14,014

Cash flows from investing activities:
Proceeds from sales of assets	—	—	—	—	—	1,267	—	1,267
Capital expenditures	—	—	—	—	—	(6,469)	—	(6,469)
Contributed capital to subsidiaries	—	—	—	—	(212,069)	—	212,069	—
Net cash used in investing activities	—	—	—	—	(212,069)	(5,202)	212,069	(5,202)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	—	—	—	(300)	5,345	—	5,045
Repayment of long-term debt	—	—	—	—	(11,358)	(1,631)	—	(12,989)
Dividends paid	—	—	—	—	—	(165,518)	165,518	—
Contributed capital to parent	—	—	—	—	—	212,069	(212,069)	—
Payment to terminate interest rate swap	—	—	—	—	(3,160)	—	—	(3,160)
Change in cash overdrafts	—	—	—	—	230	1,761	—	1,991
Due to/from affiliates	6,061	2,025	1,054	3,007	70,748	(82,895)	—	—
Net cash provided by/(used in) financing activities	6,061	2,025	1,054	3,007	56,160	(30,869)	(46,551)	(9,113)

Effect of exchange rate changes on cash	—	—	(19)	(190)	—	(651)	—	(860)

Net increase/(decrease) in cash and equivalents	—	—	—	116	(27)	(1,250)	—	(1,161)
Cash and equivalents at beginning of period	—	—	—	—	27	8,107	—	8,134
Cash and equivalents at end of period	$—	$—	$—	$116	$—	$6,857	$—	$6,973

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

Financial results for the nine months ended September 27, 2002, compared to the same period of 2001, reflect strong demand in the U.S. for raincarrying systems and accessory products from home centers and distributors, in addition to strong demand from U.S. recreational vehicle manufacturers and rural contractors. Results also reflect higher operating margins in the U.S., largely resulting from higher sales volume and lower material costs. Although material costs were lower in the first nine months of 2002 than in the same period of 2001, material costs were higher in the third quarter of 2002 than in the third quarter of 2001 as a result of higher aluminum conversion costs (the cost suppliers charge to convert aluminum ingot into rolled sheet). Net sales increased in Europe due to higher sales volumes of fabricated doors and windows to European RV manufacturers, bath enclosures and shower doors to customers in the United Kingdom and fabricated products from France to the European transportation industry. These increases were partially offset by lower selling prices resulting from the decline in the cost of aluminum and by lower sales volume from the Corby, England paintline resulting from the strength of the British pound against core European currencies. Higher operating margins in Europe were achieved on the increase in sales volume, in addition to improved profitability resulting from efficiency gains at the Corby, England paintline. These conditions contributed to increase operating earnings for the nine months ended September 27, 2002 to $45.0 million, from $29.9 million for the nine months ended September 28, 2001.

Results of Operations

Quarter Ended September 27, 2002 as Compared to Quarter Ended September 28, 2001

The following table sets forth the Company’s Statements of Earnings Data expressed as a percentage of net sales:

	Quarters ended
	September 27,	September 28,
	2002	2001
Statements of Earnings Data:
Net sales	100.0%	100.0%
Costs and expenses:
Cost of goods sold	79.2	79.0
Selling and general	9.2	9.9
Depreciation and amortization	1.9	2.7
Earnings from operations	9.7	8.4
Interest expense, net	(3.4)	(3.7)
Other income (expense), net	0.1	(0.1)
Earnings before income taxes	6.4	4.6
Provision for income taxes	2.5	2.4
Net earnings	3.9%	2.2%

	Net Sales Quarters ended			Earnings from Operations Quarters ended
	September 27, 2002	September 28, 2001	Increase/ (decrease)	September 27, 2002	September 28, 2001	Increase/ (decrease)
In thousands
United States	$129,373	$118,771	8.9%	$13,743	$11,263	22.0%
Europe	45,810	40,558	12.9%	3,147	2,095	50.2%
Totals	$175,183	$159,329	10.0%	$16,890	$13,358	26.4%

Net Sales. Net sales increased 10.0% to $175.2 million for the quarter ended September 27, 2002, from $159.3 million for the quarter ended September 28, 2001. Net sales in the U.S. increased $10.6 million or 8.9%, primarily from higher sales to recreational vehicle manufacturers, home centers and distributors. Sales of raincarrying products and accessories to home centers, home improvement contractors and distributors increased $3.5 million or 8.0% for the quarter ended September 27, 2002, compared to the quarter ended September 28, 2001. Sales to U.S. recreational vehicle manufacturers increased $4.3 million or 23.4% for the quarter ended September 27, 2002, compared to the quarter ended September 28, 2001. Additionally, in 2002 the Company began an initiative to sell painted aluminum coil externally from its Helena, Arkansas paintline. This initiative added $4.3 million in net sales to the third quarter of 2002, compared to the third quarter of 2001. Historically the Helena, Arkansas paintline had only painted aluminum and steel coil for internal use. The Company’s U.S. subsidiaries are included in the U.S. Fabrication Segment (see Note 8 to the Condensed Consolidated Financial Statements).

Third quarter net sales in Europe increased $5.3 million or 12.9%, compared to the third quarter of 2001. This increase includes an increase in net sales in the European Fabrication segment of $4.2 million or 33.1% and an increase in net sales in the European Roll Coating segment of $1.2 million or 4.1% (see Note 8 to the Condensed Consolidated Financial Statements). Sales in the European Fabrication segment increased primarily from higher sales of fabricated doors and windows to European RV manufacturers and higher sales from France to the European transportation industry. The strengthening of the Euro and British Pound against the U.S. Dollar increased the European Fabrication segment’s sales by $1.4 million in the quarter ended September 27, 2002, compared to the quarter ended September 28, 2001. Sales in the European Roll Coating segment increased primarily as a result of the strengthening of the Euro and British Pound against the U.S. Dollar. The strengthening of the Euro and British Pound against the U.S. Dollar increased the European Roll Coating segment’s sales by $2.6 million in the quarter ended September 27, 2002, compared to the quarter ended September 28, 2001. Partially offsetting this increase were lower selling prices resulting from a 5.0% decline in the quarterly average London Metals Exchange price for aluminum and lower export volume of painted coil from the U.K. due to the strength of the Pound Sterling.

Cost of goods sold. Cost of goods sold, as a percentage of net sales, increased to 79.2% for the quarter ended September 27, 2002, from 79.0% for the quarter ended September 28, 2001.  Aluminum costs were slightly higher in the U.S. in the quarter ended September 27, 2002, despite the 5.0% decline in the quarterly average London Metals Exchange price for aluminum, as a result of higher conversion costs (the cost suppliers charge to convert aluminum ingot into rolled sheet). Additionally, the imposition of tariffs on steel products imported by certain foreign producers resulted in an increase in the cost of steel raw materials purchased by the Company.  While the Company has been able to increase its selling prices on steel products affected by the tariff, and further expects that it will be able to increase its selling prices to cover additional steel raw material price increases, no assurance to that effect can be given. Therefore, the Company is subject to the risk of margin erosion resulting from the expected increase in the cost of steel raw materials.

Selling and general. Selling and general expenses, as a percentage of net sales, decreased to 9.2% for the quarter ended September 27, 2002, from 9.9% for the quarter ended September 28, 2001. The decrease is primarily attributable to higher net sales, lower legal and professional expense and lower bad debt expense, partially offset by an increase in incentive compensation costs as a result of the increase in profitability for the quarter ended September 27, 2002, compared to the quarter ended September 28, 2001.

Depreciation and amortization. Depreciation and amortization, as a percentage of net sales, decreased to 1.9% for the quarter ended September 27, 2002, compared to 2.7% for the quarter ended September 28, 2001. This decrease is attributable to the adoption of SFAS 142 on December 29, 2001. Under SFAS 142 goodwill is no longer amortized. See Note 2 to the Condensed Consolidated Financial Statements for further discussion on the adoption of SFAS 142.

Earnings from operations. As noted above, earnings from operations in the U.S. increased to $13.7 million for the quarter ended September 27, 2002, from $11.3 million for the quarter ended September 28, 2001, and earnings from operations in Europe increased to $3.1 million for the quarter ended September 27, 2002, from $2.1 million for the quarter ended September 28, 2001.  As a result of the adoption of SFAS 142 effective December 29, 2001, goodwill is no longer amortized. Goodwill amortization in the quarter ended September 28, 2001 was $969.0 thousand and $232.4 thousand in the U.S. and Europe, respectively. The increase in earnings from operations in the U.S. is largely attributable to higher sales volume, higher selling prices and the adoption of SFAS 142. The increase in earnings from operations in Europe is largely attributable to higher sales from the European Fabrication segment, improved margins on sales from the European Roll Coating segment, the adoption of SFAS 142 and the strengthening of the Euro and British Pound against the

U.S. Dollar. The strengthening of the Euro and British Pound against the U.S. Dollar increased European earnings from operations by $340.3 thousand in the quarter ended September 27, 2002, compared to the quarter ended September 28, 2001.

Interest expense, net. Net interest expense was $5.9 million for the quarters ended September 27, 2002 and September 28, 2001. The decline in net interest expense as a result of lower outstanding indebtedness was offset by an increase in interest expense on foreign taxes payable.

Other income (expense), net. Other income (expense) increased to $184.8 thousand for the quarter ended September 27, 2002, from $(93.6) thousand for the quarter ended September 28, 2001. The increase in other income is primarily the result of foreign exchange gains on unhedged liabilities in the quarter ended September 27, 2002, whereas foreign exchange losses were recognized in the quarter ended September 28, 2001.

Provision for income taxes. The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The effective rate for the provision for income taxes decreased to 38.8% from 53.2% for the quarters ended September 27, 2002 and September 28, 2001, respectively. The decrease in the effective rate is primarily due to the adoption of SFAS No. 142 on December 29, 2001. Under SFAS No. 142 goodwill is no longer amortized, eliminating the permanent difference for non-deductible goodwill. See Note 2 to the Condensed Consolidated Financial Statements for further discussion on the adoption of SFAS No. 142.

Nine Months Ended September 27, 2002 as Compared to Nine Months Ended September 28, 2001

The following table sets forth the Company’s Statement of Earnings Data expressed as a percentage of net sales:

	Nine months ended
	September 27,	September 28,
	2002	2001
Statements of Earnings Data:
Net sales	100.0%	100.0%
Costs and expenses:
Cost of goods sold	78.8	80.3
Selling and general	9.8	10.0
Depreciation and amortization	2.0	3.0
Earnings from operations	9.4	6.7
Interest expense, net	(3.6)	(4.2)
Other income (expense), net	0.1	(0.7)
Earnings before income taxes	5.9	1.8
Provision for income taxes	2.3	0.9
Net earnings	3.6%	0.9%

	Net Sales Nine months ended			Earnings from Operations Nine months ended
	September 27, 2002	September 28, 2001	Increase/ (decrease)	September 27, 2002	September 28, 2001	Increase/ (decrease)
In thousands
United States	$336,266	$305,957	9.9%	$31,902	$17,827	79.0%
Europe	143,545	142,206	0.9%	13,101	12,094	8.3%
Totals	$479,811	$448,163	7.1%	$45,003	$29,921	50.4%

Net Sales. Net sales increased 7.1% to $479.8 million for the nine months ended September 27, 2002, from $448.2 million for the nine months ended September 28, 2001. Net sales in the U.S. increased $30.3 million or 9.9%, principally due to higher sales to recreational vehicle manufacturers, rural contractors, distributors and home improvement contractors. Additionally, in 2002 the Company began an initiative to sell painted aluminum coil externally from its Helena, Arkansas paintline. This initiative added $10.4 million in net sales to the nine months ended September 27, 2002, compared to the nine months ended September 28, 2001. Historically the Helena, Arkansas paintline had only painted aluminum and steel coil for internal use. For the nine months ended September 27, 2002, compared to the nine months ended September 28, 2001, sales of raincarrying products and accessories to home centers, home improvement contractors and distributors increased $9.5 million or 9.3%; sales to U.S. recreational vehicle manufacturers increased $8.3 million or 14.9%; sales to rural contractors increased $4.0 million or 4.6% and; excluding raincarrying products and accessories, sales to home improvement contractors increased $1.7 million or 6.6%. The Company’s U.S. subsidiaries are included in the U.S. Fabrication Segment (see Note 8 to the Condensed Consolidated Financial Statements).

Net sales in Europe increased $1.3 million or 0.9% in the nine months ended September 27, 2002, compared to the nine months ended September 28, 2001. The increase in European net sales includes an increase in net sales in the European Fabrication segment of $6.4 million or 14.5%, partially offset by a decrease in net sales in the European Roll Coating segment of $4.9 million or 4.9% (see Note 8 to the Condensed Consolidated Financial Statements). Sales in the European Fabrication segment increased primarily from higher sales of fabricated doors and windows to European RV manufacturers, bath enclosures and shower doors to customers in the United Kingdom and sales from France to the European transportation industry. The strengthening of the Euro and British Pound against the U.S. Dollar increased the European Fabrication segment’s sales by $1.5 million in the nine months ended September 27, 2002, compared to the nine months ended September 28, 2001. Sales in the European Roll Coating segment declined primarily as a result of lower aluminum selling prices resulting from a 9.2% decline in the nine-month average London Metals Exchange price for aluminum, in addition to lower export volume of painted coil from the U.K. due to the strength of the Pound Sterling. The strengthening of the Euro and British Pound against the U.S. Dollar increased the European Roll Coating segment’s sales by $2.8 million in the nine months ended September 27, 2002, compared to the nine months ended September 28, 2001.

Cost of goods sold. Cost of goods sold, as a percentage of net sales, decreased to 78.8% for the nine months ended September 27, 2002, from 80.3% for the nine months ended September 28, 2001. This decrease is primarily attributable to higher selling prices combined with lower material costs resulting from a decline in world prices for aluminum. The imposition of tariffs on steel products imported by certain foreign producers resulted in an increase in the cost of steel raw materials purchased by the Company. While the Company has been able to increase its selling prices on steel products affected by the tariff, and further expects that it will be able to increase its selling prices to cover additional steel raw material price increases, no assurance to that effect can be given. Therefore, the Company is subject to the risk of margin erosion resulting from the expected increase in the cost of steel raw materials.

Selling and general. Selling and general expenses, as a percentage of net sales, decreased to 9.8% for the nine months ended September 27, 2002, from 10.0% for the nine months ended September 28, 2001. This decrease is primarily attributable to higher net sales and lower bad debt expense, partially offset by an increase in incentive compensation costs as a result of the increase in profitability for the nine months ended September 27, 2002, compared to the nine months ended September 28, 2001.

Depreciation and amortization. Depreciation and amortization, as a percentage of net sales, decreased to 2.0% for the nine months ended September 27, 2002, compared to 3.0% for the nine months ended September 28, 2001. This decrease is primarily attributable to the adoption of SFAS 142 on December 29, 2001. Under SFAS 142 goodwill is no longer amortized. See Note 2 to the Condensed Consolidated Financial Statements for further discussion on the adoption of SFAS 142.

Earnings from operations. As noted above, earnings from operations in the U.S. increased to $31.9 million for the nine months ended September 27, 2002, from $17.8 million for the nine months ended September 28, 2001. Earnings from operations in Europe increased to $13.1 million for the nine months ended September 27, 2002, from $12.1 million for the nine months ended September 28, 2001. As a result of the adoption of SFAS 142 effective December 29, 2001, goodwill is no longer amortized. Goodwill amortization in the nine months ended September 28, 2001 was $2.9 million and $701.4 thousand in the U.S. and Europe, respectively. The increase in earnings from operations in the U.S. is largely attributable to higher sales volume, higher selling prices, lower material costs, higher profitability at the Helena, Arkansas paintline and the adoption of SFAS 142. In Europe, the increase in earnings from operations resulted primarily from higher sales from the European Fabrication segment, improved margins on sales from the European Roll Coating segment, the adoption of SFAS 142 and the strengthening of the Euro and British Pound against the U.S. Dollar. Partially offsetting these positives were an increase in incentive compensation costs as a result of the increase in profitability for the nine months ended September 27, 2002, compared to the nine months ended September 28, 2001. The strengthening of the Euro and British Pound against the U.S. Dollar increased European earnings by $451.3 thousand in the nine months ended September 27, 2002, compared to the nine months ended September 28, 2001.

Interest expense, net. Net interest expense decreased to $17.1 million for the nine months ended September 27, 2002, from $19.0 million for the nine months ended September 28, 2001. The decrease in interest expense is primarily due to lower interest rates and lower outstanding indebtedness in the nine months ended September 27, 2002.

Other income (expense), net. Other income (expense) increased to $726.5 thousand for the nine months ended September 27, 2002, from $(2.9) million for the nine months ended September 28, 2001. In the nine months ended September 28, 2001, the Company recognized expense of $2.5 million as a result of the change in fair value of the Company’s derivative instruments that were not designated as hedges under SFAS 133.  The Company did not recognize any expense for this reason in the nine months ended September 27, 2002. The remaining difference is primarily due to foreign exchange gains on unhedged liabilities recognized in the nine months ended September 27, 2002, whereas foreign exchange losses were recognized in the nine months ended September 28, 2001.

Provision for income taxes. The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The effective rate for the provision for income taxes decreased to 38.9% from 52.6% for the nine months ended September 27, 2002 and September 28, 2001, respectively. The decrease in the effective rate is primarily due to the adoption of SFAS No. 142 on December 29, 2001. Under SFAS No. 142 goodwill is no longer amortized, eliminating the permanent difference for non-deductible goodwill. See Note 2 to the Condensed Consolidated Financial Statements for further discussion on the adoption of SFAS No. 142.

Liquidity and Capital Resources

Liquidity. The Company’s primary liquidity needs arise from debt service incurred in connection with acquisitions and the funding of capital expenditures. The Company’s liquidity sources at September 27, 2002 include an undrawn amount of $39.6 million under its revolving credit facility, which was fully available, and $8.9 million in cash. Effective March 15, 2002, the Company and its Lenders amended and restated the Credit Agreement to, among other items, increase the Revolving Credit Facility from $100.0 million to $110.0 million; refinance outstanding Term Loans through borrowings under the Revolving Credit Facility; and extend the expiration date of the Revolving Credit Facility from June 30, 2002 to June 30, 2005.

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

The Company’s primary source of liquidity is funds generated from operations, which are supplemented by borrowings under the Credit Agreement. Net cash provided by operating activities for the nine months ended September 27, 2002 and September 28, 2001, were $10.6 million and $14.0 million, respectively. The decrease in cash provided by operating activities is primarily related to an increase in inventory levels resulting from steel raw material purchases made in advance of price increases imposed by domestic suppliers. Such price increases are resulting from the imposition of tariffs on steel products imported by certain foreign producers.

Net cash used in investing activities decreased to $4.1 million for the nine months ended September 27, 2002, from $5.2 million for the nine months ended September 28, 2001. This decrease is the result of lower capital expenditures in the nine months ended September 27, 2002, compared to the nine months ended September 28, 2001.

Net cash used in financing activities decreased to $4.9 million for the nine months ended September 27, 2002, from $9.1 million for the nine months ended September 28, 2001, primarily due to proceeds from the sale of the Pound Sterling swap in February 2002 and lower repayments under the Credit Agreement as a result of working capital needs.

The above-noted sources are expected to provide the liquidity required, if necessary, to supplement cash from operations, although no assurance to that effect can be given.

Capital Expenditures. The Company’s capital expenditures were $4.6 million and $6.5 million for the nine months ended September 27, 2002 and September 28, 2001, respectively. Capital expenditures in 2002 include approximately $782.7 thousand for improvements to the paintlines in Helena, Arkansas; Corby, England; and Roermond, The Netherlands; and approximately $1.2 million for several projects related to business expansion. Capital expenditures in 2001 included approximately $1.2 million for improvements to the paintlines in Helena, Arkansas; Corby, England; and Roermond, The Netherlands; and approximately $2.8 million for several projects related to business expansion. The balance of capital expenditures in both periods related to purchases and upgrades of fabricating equipment, transportation and material moving equipment, and information systems.

The Company has made and will continue to make capital expenditures to comply with Environmental Laws. The Company estimates that its environmental capital expenditures for 2002 will approximate $450.0 thousand.

Working Capital Management. Working capital was $95.4 million as of September 27, 2002, compared to $70.0 million as of December 28, 2001. The increase in working capital is largely attributable to seasonal demands of the business that result in substantial increases in trade accounts receivable and inventories, in addition to the advance inventory purchases discussed above, partially offset by increases in trade accounts payable and accrued expenses.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The following discussion about the Company’s risk-management activities includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statement. See “Note Regarding Forward Looking Statements” for additional information regarding the Private Securities Litigation Reform Act. The Company’s management of market risk from changes in interest rates, exchange rates and commodity prices has not changed from the year ended December 28, 2001, with the exception of the termination of the existing Pound Sterling swap and entering into the New Pound Sterling swap and the interest rate swap in the quarter ended March 29, 2002 (see Note 6 to the Condensed Consolidated Financial Statements of the Company for the quarter ended March 29, 2002, set forth in the Company’s Quarterly Report on Form 10-Q). For detailed information regarding the Company’s risk management, see “Management’s Discussion and Analysis — Risk Management” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” set forth in the Company’s Annual Report on Form 10-K for the year ended December 28, 2001.

Interest Rate Risk

This analysis presents the hypothetical loss in fair value and increase in interest expense of those financial instruments and derivative instruments held by the Company at September 27, 2002, which are sensitive to changes in interest rates. All other factors remaining unchanged, a hypothetical 10 percent increase in interest rates would decrease the fair value of the Company’s fixed-rate, long-term debt outstanding at September 27, 2002, by approximately $4.5 million, based upon the use of a discounted cash flow model, as compared to a hypothetical decrease in fair value of approximately $5.4 million at December 28, 2001.

A hypothetical 10 percent increase in interest rates for one year on the Company’s variable rate financial instruments and derivative instruments would increase interest expense by approximately $341.3 thousand as calculated at September 27, 2002, compared to a hypothetical increase in interest expense of approximately $359.2 thousand as calculated at December 28, 2001.

Foreign Currency Exchange Risk

This analysis presents the hypothetical increase in foreign exchange loss and increase in interest expense related to those financial instruments and derivative instruments held by the Company at September 27, 2002, that are sensitive to changes in foreign currency exchange risks. A hypothetical 10 percent decrease in foreign currency exchange rates would increase the Company’s foreign exchange loss by approximately $160.3 thousand for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in foreign exchange loss of approximately $940.9 thousand for the year ended December 28, 2001.

All other factors remaining unchanged, a hypothetical 10 percent increase in foreign currency exchange rates for one year would increase interest expense by approximately $841.2 thousand as calculated at September 27, 2002, for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in interest expense of approximately $485.1 thousand as calculated at December 28, 2001.

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that as of September 27, 2002 the Company's disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

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

(b)                                 The Company filed no reports on Form 8-K during the three months ended September 27, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Euramax International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURAMAX INTERNATIONAL, INC.

Signature	Title	Date

/s/ J. DAVID SMITH	Chairman, Chief Executive Officer and President	November 5, 2002
J. David Smith

/s/ R. SCOTT VANSANT	Chief Financial Officer and Secretary	November 5, 2002
R. Scott Vansant

CERTIFICATIONS

I, J. David Smith, Chairman and Chief Executive Officer of Euramax International, Inc., certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Euramax International, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date;

5.                                   The registrant’s other certifying officers and I have disclosed, based upon our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6.                                   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 5, 2002	By:	/s/ J. David Smith
		Title:	Chairman, Chief Executive Officer and President

I, R. Scott Vansant, Chief Financial Officer of Euramax International, Inc., certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Euramax International, Inc.;

2.                                   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date;

5.                                   The registrant’s other certifying officers and I have disclosed, based upon our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6.                                   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 5, 2002	By:	/s/ R. Scott Vansant
		Title:	Chief Financial Officer and Secretary