Form 10-K
period 2002-12-27
EURAMAX INTERNATIONAL PLC
filed 2003-03-21
CIK 1026743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 27, 2002

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-05978

EURAMAX INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-2502320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer) Identification No.)

5445 Triangle Pkwy Suite 350, Norcross, Georgia	30092
(address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 449-7066

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐ No ☒

As of March 21, 2003, Registrant has outstanding 440,650.84 shares of Class A common stock and 44,346.80 shares of Class B convertible common stock.

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

Euramax operates downstream of producers of aluminum coil, aluminum extrusions, steel coil and aluminum ingot. These producers supply the Company with aluminum coil, aluminum extrusions and steel coil. The Company sold approximately 180 and 240 million pounds of aluminum and steel, respectively, in 2002. To a lesser extent, the Company also distributes and fabricates products manufactured from vinyl and fiberglass.

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

A significant portion of the Company’s sales are generated in niche markets where the Company has a leading market share, including aluminum RV sidewalls, metal raincarrying products and steel siding. The Company believes that in 2002 it sold at least 61% and 83% of the aluminum sidewalls used by RV manufacturers in the U.S. and Europe, respectively. These estimates are based upon the Company’s sales volume of aluminum sidewalls used by RV manufacturers, as a percentage of management’s estimate of total sales volume for such products. The Company believes that in 2002 it sold at least 85% of all metal Do-It-Yourself raincarrying products sold to U.S. home centers. The Company also believes that it sold at least 35% of the steel siding sold to producers of manufactured housing in the U.S. These estimates are based upon the Company’s sales volume of metal raincarrying products sold to U.S. home centers and steel siding sold to producers of manufactured housing as a percentage of management’s estimate of total sales volume for such products. Net sales for 2002 in the U.S. and Europe were $440.9 million and $198.2 million, respectively.

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

In order to finance the purchase price, Euramax International Limited and certain of its wholly-owned subsidiaries (i) incurred approximately $100.0 million of indebtedness under a credit agreement providing for $40.0 million in term loans and a revolving credit facility of up to $85.0 million (the “Credit Agreement”), (ii) issued $135.0 million of subordinated notes (the “Notes”) and (iii) issued to the Investor Group, certain members of management of the Company (the “Management Investors”) and an affiliate of BNP Paribas (the agent under the Credit Agreement), an aggregate of approximately $35.0 million in preference and ordinary shares (the “Equity Contribution”).

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

Leadership in several markets: The Company believes that its leadership position in a variety of niche markets continues to minimize the volatility of operating results. For example, the Company is a leading supplier of aluminum and steel sidewalls and siding to U.S. RV producers. In addition, the Company believes that its 2002 sales of raincarrying systems represent a majority of such products sold to U.S. home centers. Similar leading positions are enjoyed by the Company’s roll formed aluminum sheet and coil products sold to RV manufacturers in the U.S. and Europe.

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

Geographic diversity: The Company’s sales span both the continental U.S. and Europe, which represented approximately 69.0% and 31.0% of 2002 net sales, respectively. The Company has manufacturing or distribution facilities strategically located in the U.K., The Netherlands, France and all major regions of the continental U.S. The Company’s geographic diversity of sales limits reliance on any single regional economy in the U.S. or national economy in Europe.

Customer diversity: The Company is diversified by both size and type of customer. Of the Company’s more than 5,000 customers, no single customer accounted for more than 11.8% of net sales in 2002. The top ten customers accounted for approximately 32.0% of 2002 net sales and represented four distinct end-use markets. These characteristics minimize the Company’s reliance on individual customers or end-use markets.

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

Operating Segments

The Company’s reportable segments, aggregated according to manufacturing process, are as follows: European roll coating, U.S. fabrication and European fabrication. Financial information and other disclosures relating to the Company’s operating segments are provided in Note 14 of the Consolidated Financial Statements. See, also, “Products and Customers.”

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

The Company’s coating and fabrication capabilities are described in more detail as follows:

Coating (painting and anodizing):  Roll coating is the process of applying a variety of liquid coatings (primarily paint) to bare aluminum or steel coil, providing a baked-on finish that is both protective and decorative. Approximately 146 million pounds of aluminum (73 million pounds in each of the European roll coating segment and the U.S. fabrication segment) and approximately 27 million pounds of steel (11 million pounds in the European roll coating segment and 16 million pounds in the U.S. fabrication segment) were roll coated by the Company at its eight roll coating operations in 2002. The Company has three such coating lines in the U.S. and five in Europe. The three coating lines in the U.S. are primarily utilized for internal processing, while the five coating lines in Europe, located within two facilities, are utilized to supply roll coated products to external customers. The Company believes that its roll coating facility in Roermond, The Netherlands is one of only three facilities in the world capable of coating coil up to 100 inches in width. The Roermond line services a variety of markets in which wide coated aluminum is becoming increasingly important. Wide coils provide customers with the opportunity to produce products more economically by reducing labor costs and requiring fewer joints and seams in their manufacturing processes.

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

Products and Customers

The Company’s products are sold to a diverse group of customers operating in a variety of industries. The Company’s sales and marketing effort is organized on a decentralized basis to provide required services to its broad customer base in multiple geographic areas (see Note 14 to the Consolidated Financial Statements). Customers include:

•                                          OEMs, including RV, Commercial Panel, and Transportation Industry Manufacturers

•                                          Rural Contractors

•                                          Home Centers

•                                          Manufactured Housing Producers

•                                          Distributors

•                                          Home Improvement Contractors

•                                          Industrial and Architectural Contractors

The table below lists the Company’s key products, materials used, customers and end-users, sales regions and segments:

Products	Primary Materials	Customers and End-Users	Primary Sales Regions	Segments

Specialty Coated Coils (painted aluminum and steel coils)	Aluminum, Steel	OEMs, RV Manufacturers, Transportation Industry Manufacturers, Various Building Panel Manufacturers	Europe	European Roll Coating

Roofing & Siding (including vehicle sidewalls and building panels)	Aluminum, Steel, Vinyl, Fiberglass	OEMs, RV Manufacturers, Manufactured Housing, Rural Contractors, Distributors, Industrial and Architectural Contractors, Home Improvement Contractors	U.S., Europe	U.S. and European Fabrication

Raincarrying Systems (gutters, downspouts)	Aluminum, Steel, Vinyl	Home Centers, Manufactured Housing, Rural Contractors, Home Improvement Contractors, Distributors	U.S.	U.S. Fabrication

Soffit (roof overhangs), Fascia (trims), Flashing (roofing valley material)	Aluminum, Steel	Home Centers, Manufactured Housing, Rural Contractors, Industrial and Architectural Contractors, Home Improvement Contractors	U.S.	U.S. Fabrication

Doors	Aluminum, Fiberglass	OEMs, RV Manufacturers, Distributors, Home Improvement Contractors	U.S., Europe	U.S. and European Fabrication

Windows	Aluminum, Vinyl	OEMs, RV Manufacturers, Home Improvement Contractors, Transportation Industry Manufacturers	U.S., Europe	U.S. and European Fabrication

The following table sets forth the percentage of the Company’s net sales attributable to its customers/markets:

	Years Ended
	December 27, 2002	December 28, 2001	December 29, 2000

OEMs	41.4%	40.7%	44.3%
Rural Contractors	20.5%	20.3%	19.2%
Home Centers	20.3%	22.0%	18.7%
Manufactured Housing Producers	3.0%	4.1%	5.8%
Distributors	4.0%	2.4%	2.5%
Home Improvement Contractors	8.1%	7.5%	6.2%
Industrial and Architectural Contractors	2.7%	3.0%	3.3%
	100.0%	100.0%	100.0%

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

Home Centers

The Company’s home center customers supply the well-established Do-It-Yourself (“DIY”) market in the U.S., Canada, and the U.K. In the U.S., the Company sells building and construction products, such as residential rain-carrying systems, roof flashing products, soffits, fascias, and steel roofing and siding. In the U.K., the Company sells doors, screen door guards, bath enclosures, and shower, patio, and residential doors. These products, which are designed for ease of installation by DIY consumers, are produced with aluminum, galvanized or painted steel, and vinyl, depending on regional preferences. Home centers include small hardware stores, large cooperative buying groups, lumberyards and major home center retailers. The Company believes that it is the leading supplier of DIY metal raincarrying systems in the U.S.  Competitors are generally regional and, thus, do not have the advantages of a nationwide service and distribution network such as the Company’s. The Company expects to continue to exploit these strengths to introduce additional DIY products that could be sold through this distribution channel.

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

Raw Materials

The Company’s products are principally manufactured from aluminum coils and extrusions and steel coils. During 2002, approximately 180 million pounds of aluminum products and approximately 240 million pounds of steel were sold. The proportion sold in 2002 by value is $363.3 million of aluminum and $160.3 million of steel. Steel weighs approximately three times as much as the same volume of aluminum. In addition, during 2002, the Company sold $115.5 million of products manufactured from materials other than aluminum and steel.

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

Approximately 57% of the Company’s net sales are derived from sales of aluminum products. Compared to the cost of other raw materials used by the Company, the cost of aluminum is subject to a high degree of volatility caused by, among other items, the relationship of world aluminum supply to world aluminum demand. However, as a fabricator, Euramax is less exposed to fluctuations in aluminum prices. Historically, prices at which the Company sells aluminum products tend to fluctuate with corresponding changes in the prices paid to suppliers for aluminum raw materials. Supplier price increases, of normal amount and frequency can generally be passed to customers within two to four months. Conversely, as aluminum prices decline, corresponding price reductions are typically passed on to customers within the same time frame. Accordingly, the Company’s net sales and margins attributable to aluminum products may fluctuate with little or no change in the volume of aluminum shipments.

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

Based upon environmental reviews conducted (i) internally on a quarterly basis, (ii) by outside consultants on a periodic basis, and (iii) by outside consultants in connection with the Acquisition, and assuming compliance by Alumax with its indemnification obligations under the Acquisition Agreement, the Company believes that it is currently in compliance with, and not subject to liability under, Environmental Laws except where such noncompliance or liability would not reasonably be expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries taken as a whole. Pursuant to the terms of the Acquisition Agreement, Alumax agreed to correct and to bear substantially all costs with respect to certain identified conditions of potential noncompliance and liability under Environmental Laws, none of which costs is currently believed to be material. Alumax’s indemnification obligations under the Acquisition Agreement are not subject to an aggregate dollar limitation and survive indefinitely with respect to specifically identified environmental matters. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Environmental Matters.”

Employees

As of December 27, 2002, the Company employed 2,312 people of which 961 were employed in Europe and 1,351 were employed in the U.S. Of these employees, 30% were salaried and 70% were hourly employees. Manufacturing employees at three of the Company’s U.S. manufacturing facilities are covered by collective bargaining agreements. The Company and its subsidiaries are not a party to any material pending labor proceedings and believe that employee relations are satisfactory.

Risk Factors

The Company has substantial leverage.

The Company incurred significant debt in connection with the Acquisition, the Fabral Acquisition and the Gutter World and Global Acquisition. As of December 27, 2002, the Company had outstanding indebtedness of $197.0 million, and $86.2 million of equity. For the year ended December 27, 2002, the Company’s ratio of earnings to fixed charges was 2.20 to 1. The Company’s leveraged financial position poses substantial risks to holders of the Notes, including the risks that: (i) a substantial portion of the Company’s cash flow from operations is dedicated to the payment of interest on the Notes and the payment of principal and interest under the Credit Agreement (see Note 6 to the Consolidated Financial Statements for discussion of the amendment and restatement of the Credit Agreement that occurred on March 15, 2002) and other indebtedness; (ii) the Company’s leveraged position may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, including acquisitions; and (iii) the Company’s highly leveraged financial position may make it more vulnerable to economic downturns and may limit its ability to withstand competitive pressures. The Company believes that, based on its current level of operations, it will have sufficient capital to carry on its business and will be able to meet its scheduled debt service requirements. However, there can be no assurance that the future cash flow of the Company will be sufficient to meet the Company’s obligations and commitments. In addition, the Credit Agreement contemplates that all borrowings thereunder will become due prior to June 2005. If the Company is unable to generate sufficient cash flow from operations in the future to service its indebtedness and to meet its other commitments, the Company will be required to adopt one or more alternatives, such as refinancing or restructuring its indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. There can be no assurance that any of these actions could be effected on a timely basis or on satisfactory terms or that these actions would enable the Company to continue to satisfy its capital requirements. In addition, the terms of existing or future debt agreements, including the Credit Agreement and the Notes, may prohibit the Company from adopting any of these alternatives. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

The Company depends upon steel.

The Company sold approximately $160.3 million of steel products in 2002. The Company purchases a majority of its steel raw materials from domestic steel producers. The imposition of tariffs on steel products imported by certain foreign producers resulted in an increase in the cost of steel raw materials purchased by the Company. While the Company has been able to increase its selling prices on steel products affected by the tariff, and further expects that it will be able to increase its selling prices in the event of additional steel raw material price increases, no assurance to that effect can be given. Additionally, the imposition of these tariffs may limit the availability of steel raw materials as foreign producers import less steel. While the Company expects that there will be an adequate supply to meet its demand for steel raw materials, no assurance to that effect can be given. Therefore, the Company is subject to the risk of lost revenue in the event that it cannot obtain quantities of steel necessary to meet customer demand.

The Notes are subordinated to Senior Debt.

The Notes and related guarantees given by Amerimax Holdings, Inc. and Amerimax Fabricated Products, Inc., U.S. holding company subsidiaries, Euramax International, Inc., as well as Euramax International Holdings Limited and Euramax Continental Limited, U.K. holding company subsidiaries, are contractually subordinated to all Senior Debt (as defined in the Indenture to the Notes) including all obligations under the Credit Agreement. In the event of a circumstance in which the contractual subordination provisions apply, holders of the Notes will not be entitled to receive, and will have an obligation to pay over to holders of Senior Debt, any payments they may receive in respect of such notes, including any payments received in respect of any Claims (as defined in the related Indenture). At December 27, 2002, the aggregate amount of consolidated indebtedness and other liabilities that the Notes are effectively subordinated to is approximately $195.2 million, of which approximately $62.0 million is outstanding under the Credit Agreement. The indebtedness under the Credit Agreement will become due prior to the time the principal obligations under the Notes become due. The issuers of the Notes, which are Euramax International Limited, Euramax European Holdings Limited and Euramax European Holdings B.V. (collectively, the “Issuers”) and the guarantors, Amerimax Holdings, Inc., Amerimax Fabricated Products, Inc., Euramax International, Inc., Euramax International Holdings Limited and Euramax Continental Limited (the “Guarantors”), are holding companies and do not have any independent operations. Accordingly, the Notes and the Guarantees are structurally subordinated to all existing and future indebtedness of the subsidiaries of the Issuers and the Guarantors, through which the Company’s operations are conducted, including obligations under the Credit Agreement. Subject to certain limitations, the Indenture permits the Issuers and their subsidiaries to incur additional indebtedness. See “The Transactions.” The holders of any indebtedness of the Issuers’ subsidiaries are entitled to payment of their indebtedness from the assets of such subsidiaries prior to the holders of any general unsecured obligations of the Issuers, including the Notes. In addition, substantially all of the assets of the Company and its subsidiaries are or may in the future be pledged to secure other indebtedness of the Company.

There are substantial restrictions imposed on the Company by the Credit Agreement and the Indenture.

The Credit Agreement requires the Company to maintain specified financial ratios and meet certain financial tests, among other obligations, including a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio and maximum amounts of capital expenditures. In addition, the Credit Agreement restricts, among other things, the Issuers’ ability to incur additional indebtedness and make acquisitions. A failure to comply with the restrictions contained in the Credit Agreement could lead to an event of default thereunder which could result in an acceleration of such indebtedness. Such an acceleration would constitute an event of default under the Indenture relating to the Notes. In addition, the Indenture restricts, among other things, the Company’s ability to incur additional indebtedness, sell assets, make certain payments and dividends or merge or consolidate. A failure to comply with the restrictions in the Indenture could result in an event of default under the Indenture.

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

In 2002, approximately 31% of the Company’s net sales were made outside the U.S. The U.S. dollar value of the Company’s non-U.S. sales varies with currency exchange rate fluctuations. Changes in currency exchange rates could have an adverse effect on the Company’s results of operations and its ability to meet interest and principal obligations on the Notes. International manufacturing and sales are subject to risks including labor unrest, potentially high costs of terminating labor contracts, restrictions on transfers of funds, export duties and quotas, domestic and international customs and tariffs, unexpected changes in regulatory environments, difficulty in obtaining distribution and support, potentially adverse tax consequences and changes in effective tax rates. There can be no assurance that any of the foregoing factors will not have a material adverse effect on the Company’s ability to increase or maintain its international sales or on the Company’s results of operations.

The Company is subject to strict environmental regulations.

The Company’s U.S. and European facilities are subject to the requirements of federal, state, local and European environmental and occupational health and safety laws and regulations. There can be no assurance that Euramax is at all times in compliance with all such requirements. Euramax has made and will continue to make capital expenditures to comply with environmental requirements. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from Euramax’s properties or any offsite disposal location used by Euramax, or if contamination from prior activities is discovered at any of Euramax’s properties, Euramax may be held liable for cleanup costs, natural resource damages and associated transaction costs. The amount of such liability could be material. Euramax has been named a party potentially responsible for the costs of investigating and remediating nine waste disposal sites, pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1990. See “Business – Environmental, Health and Safety Matters” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters.”

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

The Company is controlled by three shareholders.

Three shareholders, each owning greater than 5% of the Company’s common stock, own approximately 80% of the Company’s total common stock and collectively control the affairs and policies of the Company. Circumstances may occur in which the interests of these shareholders could be in conflict with the interests of the holders of the Notes. In addition, these shareholders may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of the Notes. See Item 12 “Security Ownership of Certain Beneficial Owners and Management.”

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

Item 2.  Properties

The Company’s principal executive office and headquarters are located in Norcross, Georgia. The principal facilities of the Company as of December 27, 2002, are listed below by operating segment:

Facility	Function		Square Feet
U.S. Fabrication
Anaheim, CA	Manufacturing	(Leased)	15,000
Atlanta, GA	Office and Manufacturing	(Leased)	132,250
Bedford Park, IL	Manufacturing	(Leased)	70,000
Bloomsburg, PA	Manufacturing	(Leased)	96,000
Bristol, IN	Manufacturing	(Owned)	110,115
Cedar City, UT	Manufacturing	(Leased)	38,000
Dallas, TX	Office	(Leased)	12,400
Denver, CO	Warehouse	(Leased)	5,000
Elkhart, IN	Manufacturing	(Leased)	65,000
Elkhart, IN	Manufacturing	(Leased)	96,000
Grand Prairie, TX	Manufacturing	(Leased)	45,281
Gridley, IL	Manufacturing	(Owned)	93,200
Idabel, OK	Manufacturing	(Owned)	37,440
Jackson, GA	Manufacturing	(Owned)	69,450
Kennesaw, GA	Manufacturing	(Owned)	10,000
Lancaster, PA	Office and Manufacturing	(Owned)	220,000
Lancaster, PA	Office and Manufacturing	(Owned)	126,083
Lawrenceville, GA	Manufacturing	(Leased)	55,000
Loveland, CO	Manufacturing	(Leased)	51,362
Mableton, GA	Manufacturing	(Owned)	88,000
Mansfield, TX	Manufacturing	(Owned)	55,280
Marshfield, WI	Manufacturing	(Owned)	28,200
Norcross, GA	Executive Offices	(Leased)	3,627
Rathdrum, ID	Manufacturing	(Leased)	26,190
Romoland, CA	Manufacturing	(Owned)	65,500
Sacramento, CA	Manufacturing	(Leased)	40,800
Sacramento, CA	Manufacturing	(Leased)	40,000
Stayton, OR	Manufacturing	(Leased)	35,733
Tifton, GA	Manufacturing	(Leased)	55,600
Tifton, GA	Manufacturing	(Leased)	26,934
West Sacramento, CA	Manufacturing	(Leased)	70,000
West Helena, AR	Manufacturing	(Owned)	230,000
European Roll Coating
Corby, England	Office and Manufacturing	(Owned)	171,000
Roermond, The Netherlands	Office and Manufacturing	(Owned)	208,216
European Fabrication
Pudsey, England	Office and Manufacturing	(Owned & Leased)	211,200
Andrezieux-Boutheon, France	Office and Manufacturing	(Owned)	69,968
Montreuil-Bellay, France	Office and Manufacturing	(Owned)	233,663

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no items submitted for vote of Security Holders in the quarter ended December 27, 2002.

Part II

Item 5.  Market for Registrant’s Common Equity and Related Stockholders Matters

The Company issued Notes that were registered under the Securities Act of 1933 in March 1997.

There is no established public trading market for any class of common equity of the Company. As of December 27, 2002, there were 34 holders of record of the Company’s 488,691.64 outstanding shares of common stock.

The Credit Agreement contains certain restrictions on the payment of cash dividends.

During 2002, the Company sold no securities.

Item 6.  Selected Financial Data

Set forth below are selected financial data of the Company as of the dates and for the periods presented. The selected financial data for each of the five years ended December 27, 2002, December 28, 2001, December 29, 2000, December 31, 1999, and December 25, 1998 were derived from the audited Consolidated Financial Statements of the Company. The information contained in this table should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes thereto included herein.

Thousands of U.S. Dollars	Year ended December 27, 2002		Year ended December 28, 2001		Year ended December 29, 2000		Year ended December 31, 1999		Year ended December 25, 1998
Statement of Earnings Data:
Net sales	$639,149		$593,117		$599,479		$596,759		$616,219

Costs and expenses:
Cost of goods sold	508,254		477,870		494,330		479,730		507,752
Selling and general	63,593		59,230		54,475		57,986		49,881
Depreciation and amortization	13,968		17,555		16,569		13,728		12,326
	585,815		554,655		565,374		551,444		569,959
Earnings from operations	53,334		38,462		34,105		45,315		46,260

Interest expense	(23,034)		(25,727)		(26,376)		(22,369)		(24,204)
Interest income	286		469		506		563		557
Other income (expense)	703		(2,953)		763		(933)		524
Earnings before income taxes	31,289		10,251		8,998		22,576		23,137
Provision for income taxes	11,432		5,521		5,671		11,017		10,253
Net earnings	19,857		4,730		3,327		11,559		12,884
Dividends on redeemable preference shares	—		—		—		6,381		5,957
Net earnings available for shareholders	$19,857		$4,730		$3,327		$5,178		$6,927

Other Data:
Capital expenditures	$8,263		$8,321		$9,706		$13,358		$12,352
Ratio of earnings to fixed charges(1)	2.20	x	1.46	x	1.27	x	1.94	x	1.84	x
Balance Sheet Data (end of period):
Working capital	$90,480		$70,049		$79,314		$90,570		$88,558
Total assets	416,440		384,251		413,059		399,659		388,649
Total long-term debt, including current maturities	196,972		207,724		235,528		221,279		217,678
Redeemable preference shares	—		—		—		—	(2)	46,339
Total shareholders’ equity	86,219		61,494		63,781		65,068	(2)	9,665

(1)                                  Earnings used in computing the ratio of earnings to fixed charges consist of earnings before income taxes plus fixed charges. Fixed charges consist of interest expense of $23.0 million, including amortization of debt issuance costs and the estimated interest component of rent expense of $2.2 million.

(2)                                  In December 1999, in connection with the Reorganization, the 1,000,000 ordinary shares and 34,000,000 redeemable preference shares, including accrued cumulative dividends, of Euramax International Limited were cancelled. Concurrent with that cancellation, the Company issued 500,019.92 shares of common stock to the former Euramax International Limited shareholders.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 6 “Selected Financial Data” and the Consolidated Financial Statements of the Company and the accompanying notes thereto included elsewhere herein. Also, see the note preceding Part I of Item 1 “Business” for additional information regarding the Private Securities Litigation Reform Act.

Overview

The Company is an international producer of value-added aluminum, steel, vinyl and fiberglass fabricated products, with facilities strategically located in the United Kingdom (“U.K.”), The Netherlands, France and all major regions of the continental United States (“U.S.”). Euramax’s core products include specialty coated coils, aluminum recreational vehicle (“RV”) sidewalls, RV doors, farm and agricultural panels, roofing accessories, metal and vinyl raincarrying systems, soffit and fascia systems, and vinyl replacement windows. The Company’s customers include original equipment manufacturers (“OEMs”) such as RV, commercial panel and transportation industry manufacturers; rural contractors; home centers; manufactured housing producers; distributors; industrial and architectural contractors; and home improvement contractors.

Financial results for the year ended December 27, 2002, compared to the year ended December 28, 2001, reflect strong demand in the U.S. from recreational vehicle manufacturers and rural contractors, in addition to higher sales volume of raincarrying products through the distributor channel and vinyl windows to home improvement contractors. Results also reflect higher operating margins in the U.S., primarily due to higher sales volume and lower material costs, partially offset by lower selling prices. European results reflect strong demand from U.K. caravan manufacturers for fabricated doors and windows, higher volume of fabricated products to the European transportation industry resulting from new product development and strong demand from customers in the U.K. for bath enclosures and shower doors. Additionally, the strengthening of the Euro and British Pound against the U.S. Dollar had a positive impact on net sales and operating earnings. These conditions contributed to increase operating earnings for the year ended December 27, 2002 to $53.3 million, from $38.5 million for the year ended December 28, 2001. As a result of the increase in profitability in 2002, the Company recorded expenses totaling $2.2 million relating to the Company’s long-term incentive plan which rewards participants for an increase in the theoretical equity value (as defined in the 1999 Phantom Stock Plan) of the Company between January 1, 1998 and December 31, 2003. The Company had not recognized any expense related to the long-term incentive plan prior to 2002. See Note 11 to the Consolidated Financial Statements for a description of the long-term incentive plan.

Strategy

A discussion of the Company’s business strategy is located in Item 1 “Business – Business Strategy.”

While the Company’s strategy includes identifying and acquiring businesses and assets that would enable it to offer complementary products and/or expand geographic coverage, there can be no assurance that additional acquisitions will be completed or that, if completed, such acquisitions would improve the overall profitability of the Company (see “Business - Risk Factors - Acquisition Strategy”). Additionally, there can be no assurance that the Company will experience similar general economic conditions that contributed to operating results for the year ended December 27, 2002.

Risk Management

The Company is exposed to market risk from changes in interest rates, exchange rates (primarily the Euro and British Pound) and commodity prices. From time to time, the Company enters into contracts for the purchase of aluminum and steel at market values in an attempt to assure a margin on specific customer orders. Historically, the Company has not engaged in extensive hedging activities intended to manage long-term risks relating to movements in market prices of steel and aluminum raw materials. However, from time to time, the Company may establish a maximum purchase price for varying quantities of future aluminum purchase requirements through the purchase of call options. Additionally, as part of a risk-management strategy to reduce the impact of exchange rate fluctuations and/or interest rate fluctuations, the Company has historically entered into currency agreements and interest rate agreements with major banking institutions. (See Item 7A “Quantitative and Qualitative Disclosures About Market Risk”).

Approximately 57% of the Company’s 2002 net sales were derived from sales of aluminum products. Compared to the cost of other raw materials used by the Company, the cost of aluminum is subject to a high degree of volatility caused by, among other items, the relationship of world aluminum supply to world aluminum demand. However, as a fabricator, Euramax is less exposed to fluctuations in aluminum prices. Historically, prices at which the Company sells aluminum products tend to fluctuate with corresponding changes in the prices paid to suppliers for aluminum raw materials. Supplier price increases, of normal amount and frequency, can generally be passed to customers within two to four months. Conversely, as aluminum prices decline, corresponding price reductions are typically passed on to customers within the same time frame. Accordingly, the Company’s net sales and margins on aluminum products may fluctuate with little or no change in the volume of aluminum shipments.

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

Results of Operations

See Note 1 to the Consolidated Financial Statements for a description of the basis of presentation of financial information.

The following table sets forth the Company’s Consolidated Statements of Earnings Data expressed as a percentage of net sales:

	December 27, 2002	December 28, 2001	December 29, 2000
Statement of Earnings Data:	100.0%	100.0%	100.0%
Net sales
Costs and expenses:
Cost of goods sold	79.5%	80.6%	82.4%
Selling and general	9.9%	10.0%	9.1%
Depreciation and amortization	2.2%	2.9%	2.8%
Earnings from operations	8.4%	6.5%	5.7%
Interest expense, net	3.6%	4.3%	4.3%
Other (income) expense, net	-0.1%	0.5%	-0.1%
Earnings before income taxes	4.9%	1.7%	1.5%
Provision for income taxes	1.8%	0.9%	0.9%
Net earnings	3.1%	0.8%	0.6%

Year ended December 27, 2002 compared to the year ended December 28, 2001

The following table sets forth the net sales and earnings from operations data for the United States and Europe for the twelve months ended December 27, 2002 and December 28, 2001:

	Net Sales			Earnings from Operations
In thousands	December 27, 2002	December 28, 2001	Increase/ (decrease)	December 27, 2002	December 28, 2001	Increase/ (decrease)

United States	$440,901	$406,799	8.4%	$36,698	$22,710	61.6%
Europe	198,248	186,318	6.4%	16,636	15,752	5.6%
Totals	$639,149	$593,117	7.8%	$53,334	$38,462	38.7%

Net Sales. Net sales increased 7.8% to $639.1 million for the year ended December 27, 2002, from $593.1 million for the year ended December 28, 2001. Net sales in the U.S. increased 8.4% to $440.9 million for the year ended December 27, 2002, from $406.8 million for the year ended December 28, 2001. This increase in net sales in the U.S. is primarily from higher sales to RV manufacturers, distributors, home improvement contractors and rural contractors, partially offset by lower sales to manufactured housing producers. Additionally, in 2002 the Company began an initiative to sell painted aluminum coil externally from its Helena, Arkansas paintline. This initiative added $10.5 million in net sales to the year ended December 27, 2002, compared to the year ended December 28, 2001. For the year ended December 27, 2002, compared to the year ended December 28, 2001, sales to U.S. RV manufacturers increased $11.4 million; sales of raincarrying products and accessories to distributors increased $8.9 million; sales of vinyl windows to home improvement contractors increased $4.1 million; and sales to rural contractors increased $3.9 million.  Partially offsetting these increases was a decrease in sales to manufactured housing producers of $4.8 million. The Company’s U.S. subsidiaries are included in the U.S. Fabrication Segment (see Note 14 to the Consolidated Financial Statements).

Net sales in Europe increased 6.4% to $198.2 million for the year ended December 27, 2002, from $186.3 million for the year ended December 28, 2001. This increase in European net sales includes an increase in net sales in the European Fabrication Segment of $10.8 million or 18.4%, and an increase in net sales in the European Roll Coating Segment of $1.1 million or less than 1.0% (see Note 14 to the Consolidated Financial Statements). Sales in the European Fabrication Segment increased primarily from higher sales of fabricated doors and windows to European RV manufacturers, bath enclosures and shower doors to customers in the U.K. and sales from France to the European transportation industry. Additionally, the strengthening of the Euro and British Pound against the U.S. Dollar increased the European Fabrication Segment’s sales by $3.3 million in the year ended December 27, 2002, compared to the year ended December 28, 2001. For the year ended December 27, 2002, compared to the year ended December 28, 2001, excluding currency impact, sales of fabricated doors and windows to European RV manufacturers increased $2.8 million; sales of bath enclosures and shower doors to customers in the U.K. increased $1.4 million; and sales from France to the European transportation industry increased $3.8 million. Sales in the European Roll Coating Segment increased primarily from the strengthening of the Euro and British Pound against the U.S. Dollar, partially offset by lower sales of painted aluminum and steel coil to OEMs (excluding RV manufacturers). The strengthening of the Euro and British Pound increased the European Roll Coating Segment’s sales by $6.2 million in the year ended December 27, 2002, compared to the year ended December 28, 2001. Sales of painted aluminum and steel coil to OEMs (excluding RV manufacturers) decreased by $4.8 million in the year ended December 27, 2002, compared to the year ended December 28, 2001. This decrease primarily resulted from lower aluminum selling prices resulting from a 6.5% decline in the twelve-month average London Metals Exchange price for aluminum, in addition to lower export volume from the U.K. due to the strength of the British Pound.

Cost of goods sold. Cost of goods sold, as a percentage of net sales, decreased to 79.5% for the year ended December 27, 2002, from 80.6% for the year ended December 28, 2001. This decrease is primarily attributable to higher sales volume and lower material costs, partially offset by lower selling prices resulting from a decline in world prices for aluminum. The imposition of tariffs on steel products imported by certain foreign producers resulted in an increase in the cost of steel raw materials purchased by the Company. While the Company has been able to increase its selling prices on steel products affected by the tariff, and further expects that it will be able to increase its selling prices in the event of additional steel raw material price increases, no assurance to that effect can be given.

Selling and general. Selling and general expenses, as a percentage of net sales, decreased to 9.9% for the year ended December 27, 2002, from 10.0% for the year ended December 28, 2001. This decrease is primarily attributable to lower bad debt expense and higher net sales, partially offset by an increase in legal and professional expense and an increase in compensation expense. The increase in compensation expense is primarily a result of the increase in profitability in 2002, resulting in the Company recording expenses totaling $2.2 million relating to the Company’s long-term incentive plan which rewards participants for an increase in the theoretical equity value (as defined in the 1999 Phantom Stock Plan) of the Company between January 1, 1998 and December 31, 2003. The Company did not recognize any expense related to the long-term incentive plan in 2001. See Note 11 to the Consolidated Financial Statements for a description of the long-term incentive plan.

Depreciation and amortization. Depreciation and amortization, as a percentage of net sales, was 2.2% for the year ended December 27, 2002, compared to 2.9% for the year ended December 28, 2001. This decrease is primarily attributable to the adoption of SFAS No. 142 on December 29, 2001. Under SFAS No. 142 goodwill is no longer amortized. See Note 2 to the Consolidated Financial Statements for further discussion on the adoption of SFAS No. 142.

Earnings from operations. Earnings from operations in the U.S. increased to $36.7 million for the year ended December 27, 2002, from $22.7 million for the year ended December 28, 2001. Earnings from operations in Europe increased to $16.6 million for the year ended December 27, 2002, from $15.8 million for the year ended December 28, 2001. As a result of the adoption of SFAS No. 142 effective December 29, 2001, goodwill is no longer amortized. Goodwill amortization in the year ended December 28, 2001 was $3.9 million and $935.3 thousand in the U.S. and Europe, respectively. The increase in earnings from operations in the U.S. is largely attributable to higher sales volumes. In addition, lower raw material costs partially offset by lower aluminum selling prices and the adoption of SFAS No. 142 contributed to the increase in earnings from operations. In Europe, the increase in earnings from operations resulted primarily from higher sales volume from the European Fabrication Segment, improved margins on sales from the European Roll Coating Segment, the adoption of SFAS No. 142 and the strengthening of the Euro and British Pound against the U.S. Dollar. The strengthening of the Euro and British Pound against the U.S. Dollar increased European earnings from operations by $900.0 thousand in the year ended December 27, 2002, compared to the year ended December 28, 2001. Partially offsetting these positives in the U.S. and Europe were an increase in incentive compensation costs and higher legal and professional expenses. The increase in compensation expense is primarily a result of the increase in profitability in 2002, resulting in the Company recording expenses totaling $2.2 million relating to the Company’s long-term incentive plan which rewards participants for an increase in the theoretical equity value (as defined in the 1999 Phantom Stock Plan) of the Company between January 1, 1998 and December 31, 2003. The Company did not recognize any expense related to the long-term incentive plan in 2001. See Note 11 to the Consolidated Financial Statements for a description of the long-term incentive plan.

Interest expense, net. Net interest expense decreased to $22.7 million for the year ended December 27, 2002, from $25.3 million for the year ended December 28, 2001, primarily due to lower interest rates and lower outstanding indebtedness in the year ended December 27, 2002.

Other income (expense), net. Other income (expense) increased to $703.4 thousand for the year ended December 27, 2002, from ($3.0) million for the year ended December 28, 2001. In the year ended December 28, 2001, the Company recognized expense of $2.5 million as a result of the change in fair value of the Company’s derivative instruments that were not designated as hedges under SFAS No. 133. The Company did not recognize any expense for this reason in the year ended December 27, 2002. The remaining difference is primarily due to foreign exchange gains on unhedged liabilities remeasured into the local currency recognized in the year ended December 27, 2002, whereas foreign exchange losses were recognized in the year ended December 28, 2001.

Provision for income taxes. The effective rate for the provision for income taxes was 36.5% for the year ended December 27, 2002 and 53.9% for the year ended December 28, 2001. The decrease in the effective rate is primarily due to the adoption of SFAS No. 142 on December 29, 2001. Under SFAS No. 142 goodwill is not longer amortized, eliminating the permanent difference for non-deductible goodwill. See Note 2 to the Consolidated Financial Statements for further discussion on the adoption of SFAS No. 142.

Year ended December 28, 2001 compared to the year ended December 29, 2000

The following table sets forth the net sales and earnings from operations data for the United States and Europe for the twelve months ended December 28, 2001 and December 29, 2000:

	Net Sales			Earnings from Operations
In thousands	December 28, 2001	December 29, 2000	Increase/ (decrease)	December 28, 2001	December 29, 2000	Increase/ (decrease)

United States	$406,799	$399,538	1.8%	$22,710	$15,662	45.0%
Europe	186,318	199,941	(6.8)%	15,752	18,443	(14.6)%
Totals	$593,117	$599,479	(1.1)%	$38,462	$34,105	12.8%

Net Sales. Net sales decreased 1.1% to $593.1 million for the year ended December 28, 2001, from $599.5 million for the year ended December 29, 2000. Net sales in the U.S. increased 1.8% to $406.8 million for the year ended December 28, 2001, from $399.5 million for the year ended December 29, 2000. This increase in net sales in the U.S. is primarily from higher sales to home centers, rural contractors and home improvement contractors. Sales of raincarrying products and accessories to home centers increased $18.9 million or 21.3% for the year ended December 28, 2001, compared to the year ended December 29, 2000. Gutter World, acquired in April 2000 (See Note 3 to the Consolidated Financial Statements), accounted for $4.9 million of this increase. Sales of vinyl replacement windows to home improvement contractors increased $6.0 million or 32.8% for the year ended December 28, 2001, compared to the year ended December 29, 2000. The increase in sales of vinyl replacement windows is primarily the result of increased market share within the regions of the U.S. that the Company competes. These increases were partially offset by a decline in sales to the RV and manufactured housing industries. Lower demand from the RV industry, largely resulting from a weak U.S. economy, resulted in sales to the U.S. RV industry declining $14.0 million or 16.4% for the year ended December 28, 2001, compared to the year ended December 29, 2000. The Company’s U.S. subsidiaries are included in the U.S. Fabrication Segment (see Note 14 to the Consolidated Financial Statements).

Excluding a decline in reported net sales of approximately $7.6 million due to the weakening of foreign exchange rates relative to the U.S. Dollar, net sales in Europe for the year ended December 28, 2001 decreased by 3.0%. This decrease included a decrease in net sales in the European Roll Coating segment of 6.5% and an increase in net sales in the European Fabrication segment of 4.1% (see Note 14 to the Consolidated Financial Statements). Sales in the European Roll Coating segment decreased primarily from softening demand from industrial consumers for painted aluminum and steel from the U.K. and the Netherlands due to a slow down in industrial construction in Western Europe. Additionally, the continued strength of the British Pound relative to other European currencies has made it difficult to export from the U.K. into Western Europe. Sales in the European Fabrication segment increased primarily from improved sales from France to the European transportation industry.

Cost of goods sold. Cost of goods sold, as a percentage of net sales, decreased to 80.6% for the year ended December 28, 2001, from 82.4% for the year ended December 29, 2000. This decrease is primarily attributable to lower raw material costs resulting from a decline in world prices for aluminum and more favorable steel pricing, in addition to lower labor costs.

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

Other expenses, net. Other expenses increased to $3.0 million for the year ended December 28, 2001, compared to other income of $763.1 thousand for the year ended December 29, 2000. The increase in other expenses is primarily the result of the change in fair value and related costs of the Company’s derivative instruments that are not designated as hedges under SFAS 133 (see Note 2 to the Consolidated Financial Statements). SFAS 133 was adopted by the Company effective December 30, 2000.

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

Liquidity and Capital Resources

Liquidity. The Company’s primary liquidity needs arise from debt service on indebtedness incurred in connection with the Acquisition, other acquisitions, and the funding of capital expenditures. As of December 27, 2002, the Company had outstanding indebtedness of $197.0 million, as compared to $207.7 million as of December 28, 2001. Included in such indebtedness at December 27, 2002, was approximately $62.0 million under the Credit Agreement. The undrawn amount of the Revolving Credit Facility at December 27, 2002, was approximately $48.0 million, which was available for working capital and general corporate purposes, subject to borrowing base limitations. As of December 27, 2002, $37.1 million of the undrawn amount was available. On March 15, 2002, the Credit Agreement was amended and restated to increase the Revolving Credit Facility to $110.0 million (subject to borrowing base limitations) and extend the maturity of the facility to June 30, 2005. In connection with this amendment, outstanding Term Loans were repaid and replaced with borrowings under the Revolving Credit Facility. The Company believes that cash generated from operations and, subject to borrowing base limitations, borrowings under the Credit Agreement will be adequate to meet its needs for the foreseeable future, although no assurance to that effect can be given. See Note 6 to the Consolidated Financial Statements for further information about the amendment and restatement of the Company’s credit agreement.

The Credit Agreement requires the Company to maintain specified financial ratios and meet certain financial tests including a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a maximum leverage ratio and maximum amounts of capital expenditures. Additionally, the Credit Agreement contains certain restrictions on the payment of cash dividends.

Principal and interest payments under the Credit Agreement and interest payments on the Notes represent significant liquidity requirements for the Company. The Credit Agreement bears interest at floating rates. Pursuant to an interest rate agreement entered into in January 2002 that is in place until December 31, 2004, the Company pays a counterparty a fixed rate of interest of 3.715% on a notional amount of $35.0 million through December 31, 2002, $25.0 million from January 1, 2003 through December 31, 2003, and $15.0 million from January 1, 2004 through December 31, 2004, in exchange for receiving a floating rate of interest of 3-month U.S. Dollar LIBOR on an equivalent notional amount. The Notes entitle the holders to an annual fixed interest rate of 11.25% (see Note 6 to Consolidated Financial Statements). Pursuant to a currency agreement in place until June 30, 2005, the Company pays a counterparty a fixed rate of interest of 12.63% on the notional 19.0 million Pounds Sterling value in exchange for receiving interest of 11.25% on the notional U.S. dollar value of $27.2 million. This currency agreement was entered into on February 25, 2002 to replace a similar currency agreement that was terminated on February 1, 2002. See Note 7 to the Consolidated Financial Statements for additional information on the terminated currency agreement.

As previously noted, the Company’s leveraged financial position requires that a substantial portion of the Company’s cash flow from operations be used to pay interest on the Notes and principal and interest under the Credit Agreement. Significant increases in the floating interest rates on the Credit Agreement would result in increased debt service requirements, which may reduce the funds available for capital expenditures and other operational needs. In addition, the Company’s leveraged position may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, including acquisitions. Further, the Company’s leveraged position may make it more vulnerable to economic downturns and may limit its ability to withstand competitive pressures. See Note 6 to the Consolidated Financial Statements for a discussion of restrictive debt covenants.

The Company’s primary source of liquidity is cash flows from operations, which are supplemented by borrowings under the Credit Agreement. Operations provided cash of $25.4 million in the year ended December 27, 2002, compared to $35.5 million in the year ended December 28, 2001, and $28.1 million for the year ended December 29, 2000. Operating cash flow for the year ended December 27, 2002, enabled the Company to make capital expenditures of approximately $8.3 million and pay net interest expense of $21.0 million in 2002. Operating cash flow for the year ended December 28, 2001, enabled the Company to make capital expenditures of approximately $8.3 million and pay net interest expense of $22.4 million in 2001. Operating cash flow for the year ended December 29, 2000 of $28.1 million, together with debt proceeds of $40.0 million and proceeds of $10.0 million from the termination of a currency agreement enabled the Company to acquire Gutter World and Global for approximately $45.6 million, make capital expenditures of approximately $9.7 million and pay net interest expense of $24.4 million in 2000.

See Note 3 to the Consolidated Financial Statements for further information concerning the acquisitions of Gutter World and Global Expanded Metals.

Future payments due under debt and lease obligations at December 27, 2002 are as follows:

	Long-Term Debt	Non-Cancelable Operating Leases	Total

2003	$—	$6,061	$6,061
2004	—	4,495	4,495
2005	61,972	3,008	64,980
2006	135,000	1,716	136,716
2007	—	962	962
Thereafter	—	1,044	1,044
	$196,972	$17,286	$214,258

Capital Expenditures. In addition to meeting debt service requirements, operating cash flows have enabled the Company to invest in capital projects, which maintain manufacturing capabilities, enable compliance with laws and regulations and prepare Euramax for future growth. The Company’s capital expenditures were $8.3 million, $8.3 million and $9.7 million in the years ended December 27, 2002, December 28, 2001 and December 29, 2000, respectively. Capital expenditures in 2002, 2001 and 2000 include approximately $1.6 million, $1.6 million and $1.7 million, respectively, for improvements to paint lines in Corby, England; Roermond, The Netherlands; and Helena, Arkansas. The paint lines are capital-intensive operations, and will continue to require improvements and upgrades in 2003 and beyond to enhance their capabilities and efficiencies. Capital expenditures in 2002, 2001 and 2000 include approximately $2.9 million, $3.8 million and $2.0 million, respectively, for projects related to business expansion. The balance of capital expenditures in all periods primarily relates to purchases and upgrades of fabricating equipment, transportation and material moving equipment, and information systems. The Company expects that approximately $3.0 million to $4.0 million in capital expenditures are required annually to maintain existing equipment and facilities. While assurance cannot be given, management expects that capital spending in 2003 will also be devoted to projects that offer potential for internal growth through new products and expanding existing products to new markets.

Working capital management.  Working capital was $90.5 million as of December 27, 2002, compared to $70.0 million as of December 28, 2001. The increase in working capital is primarily related to higher cash and cash equivalents, accounts receivable and inventories at the end of 2002, partially offset by higher accounts payable and accrued expenses. Stronger European currencies accounted for approximately $4.6 million of the increase in working capital. In addition to stronger European currencies, higher sales volume in the fourth quarter of 2002 resulted in the increase in accounts receivable and accounts payable at the end of 2002. Stronger European currencies, higher steel and aluminum costs and higher volumes of aluminum and steel in ending inventory resulted in the increase in inventory at the end of 2002.

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

Critical Accounting Policies

Allowance for doubtful accounts, inventory obsolescence and warranty reserves. The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements. As indicated there, the Company makes estimates and assumptions that affect certain amounts reported in the consolidated financial statements. The use of estimates is significant as it relates to establishing reserves and allowances for doubtful accounts, inventory obsolescence and warranty costs. Ranges of estimates are developed based upon historical experience, specifically identified conditions and management expectations for the future occurrence of certain events. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, adjustments to the amounts recorded could materially impact the Company’s financial position and results of operations. There have been no significant changes in the assumptions used to develop the Company’s estimates in establishing reserves and allowances for doubtful accounts, inventory obsolescence and warranty costs from fiscal year 2001 to fiscal year 2002.

Income taxes. The Company’s income tax accounting policy is significant in determining financial position and results of operations. Such policy requires the Company to estimate income taxes in each jurisdiction in which it operates. This involves estimating actual current tax expense, assessing tax exposure matters and assessing temporary differences resulting from the different treatment of items under generally accepted accounting principles and tax law. These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheet of the Company. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent that recovery is less likely than not, a valuation allowance is established. Significant management judgement is required to establish such allowances as well as to determine the provision for income taxes and deferred tax assets and liabilities. In the event that actual results differ from estimates, or do not reflect management judgements, it may be necessary to adjust amounts recorded in income tax accounts, which could materially impact the Company’s financial position and results of operations. There have been no significant changes in the assumptions used to develop the Company’s estimates in establishing its income tax expense, tax exposure matters or deferred taxes.

Impairment of goodwill.  Management uses judgment in assessing goodwill for impairment. Upon adoption of SFAS No. 142 on December 29, 2001, the Company assessed the recoverability of its goodwill. Subsequent to the adoption of SFAS No. 142, the Company will review the carrying value of its goodwill at least annually, or sooner if events or changes in circumstances indicate the carrying value may exceed fair value. Recoverability is determined by comparing the fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit exceeds its fair value, the implied fair value of the reporting unit goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. At December 27, 2002, the Company had $110.8 million of goodwill, net of amortization, included in its statement of financial position.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset’s useful life. SFAS No. 143 is effective December 28, 2002 for the Company. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s financial position or results of operations.

The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), effective December 29, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The adoption of SFAS No. 144 had no impact on the Company’s financial position or results of operations. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of”.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145"). Among other items, SFAS No. 145 updates and clarifies existing accounting pronouncements related to reporting gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 are generally effective for fiscal years beginning after May 15, 2002, with earlier adoption of certain provisions encouraged. We do not expect the adoption of SFAS No. 145 to have a material impact on our financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposasl activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. Under SFAS No. 146, an entity may not restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that an entity had previously recorded under EITF

Issue 94-3. We do not expect the adoption of SFAS No. 146 to have a material impact on our financial position or results of operations.

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

At the Company’s Corby, England facility, Legionella was found to be present on site in a cooling tower. An independent testing laboratory is testing water samples for the presence of Legionella on a weekly basis, and no further evidence of Legionella has been detected to date. Based upon the investigation, management believes that the reasonable likely outcome of this matter will not materially impact the future consolidated financial position, results of operations, or cash flows of the Company.

The Company has made and will continue to make capital expenditures to comply with Environmental

Laws. Environmental capital expenditures for the years ended December 27, 2002, December 28, 2001 and December 29, 2000 were approximately $212.1 thousand, $581.8 thousand and $447.3 thousand, respectively. The Company estimates that its environmental capital expenditures will be approximately $900.0 thousand in 2003.

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

The Company is exposed to market risk from changes in interest rates (primarily U.S Dollar, Euro and British Pound one month LIBOR), exchange rates (primarily the Euro and British Pound) and commodity prices (primarily aluminum and steel). At certain times, the Company enters into contracts for the purchase of aluminum and steel at market values in an attempt to assure a margin on specific customer orders. Additionally, the Company has the option to commit to purchase a specific quantity of aluminum over a specified time period at a fixed price. The Company would then be exposed for the difference between the fixed price and the market price of aluminum. Historically, the Company has not engaged in extensive hedging activities intended to manage long-term risks relating to movements in market prices of steel and aluminum raw materials as changes in the market price can generally be passed on to customers. However, the Company has at times purchased, and expects from time to time to continue to purchase, options to buy aluminum at a fixed price for a portion of its anticipated requirements. In addition, although approximately 31% of the Company’s sales originated in Europe and were impacted by exchange rate fluctuations, the Company has not historically utilized derivatives to manage foreign currency exchange risks related to its European operations. However, in connection with the Company’s risk-management strategy, the Company has historically entered into currency agreements and interest rate agreements with major banking institutions to manage the impact of foreign currency exchange rate fluctuations and/or interest rate fluctuations with respect to debt payments. The agreements are utilized as risk-management tools and not for trading purposes. Currency agreements involve exchanges of interest payments in differing currencies and provide for the exchange of principal amounts at maturity.  Interest rate agreements involve exchanges of interest payments at differing interest rates and cap the highest rate of interest to be paid on specified notional amounts of debt.  The amounts of interest paid or received effectively limit the interest payment exposure of the Company’s hedged debt commitments. The fair value of the currency agreements and interest rate agreements are derived from valuation models based upon recognized financial principals and estimates about relevant future market conditions. The amounts exchanged are based upon the notional amounts of the currency agreements and interest rate agreements, as well as on the other terms of the agreements, which relate to interest payments and exchange rates. For detailed information on the terms and fair values of the Company’s financial instruments and derivative instruments, see Note 2 to Consolidated Financial Statements.

Interest Rate Risk

This analysis presents the hypothetical loss in fair value and increase in interest expense of those financial instruments and derivative instruments held by the Company at December 27, 2002, which are sensitive to changes in interest rates. All other factors remaining unchanged, a hypothetical 10 percent increase in interest rates would decrease the fair value of the Company’s fixed-rate, long-term debt outstanding at December 27, 2002, by approximately $4.4 million, based upon the use of a discounted cash flow model, as compared to a hypothetical decrease in fair value of approximately $5.4 million at December 28, 2001. This decline from 2001 to 2002 is primarily a result of the shorter remaining life of the fixed-rate, long-term debt outstanding at December 27, 2002, compared to December 28, 2001. A hypothetical 10 percent increase in interest rates for one year on the Company’s variable rate financial instruments and derivative instruments would increase interest expense by approximately $298.8 thousand in 2003, as compared to a hypothetical increase in interest expense of approximately $359.2 thousand calculated in the prior year ended December 28, 2001.

Foreign Currency Exchange Risk

This analysis presents the hypothetical increase in foreign exchange loss and increase in interest expense related to those financial instruments and derivative instruments held by the Company at December 27, 2002, which are sensitive to changes in foreign currency exchange risks. A hypothetical 10 percent decrease in foreign currency exchange rates would increase the Company’s foreign exchange loss by approximately $151.5 thousand for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in foreign exchange loss of approximately $940.9 thousand calculated in the prior year ended December 28, 2001. This decrease from prior year is primarily a result of the elimination of foreign exchange exposure through the repayment of the Term Loans (see Note 6 to the Consolidated Financial Statements). All other factors remaining unchanged, a hypothetical 10 percent increase in foreign currency exchange rates for one year would increase interest expense by approximately $803.9 thousand for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in interest expense of approximately $485.1 thousand calculated in the prior year ended December 28, 2001. This increase from prior year primarily results from additional interest expense that a stronger Pound Sterling would result in on the Pound Sterling Swap (See Note 7 to the Consolidated Financial Statements for further discussion on the Pound Sterling Swap).

Item 8.  Financial Statements and Supplementary Data

Report of Independent Auditors

The Board of Directors,
Euramax International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Euramax International, Inc., and Subsidiaries as of December 27, 2002 and December 28, 2001, and the related consolidated statements of earnings, changes in equity, and cash flows for the years ended December 27, 2002, December 28, 2001 and December 29, 2000. Our audits also included the related financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Euramax International, Inc. and Subsidiaries at December 27, 2002 and December 28, 2001, and the consolidated results of their operations and cash flows for the years ended December 27, 2002, December 28, 2001 and December 29, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 7 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and in 2001 the Company changed its method of accounting for derivative financial instruments.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 3, 2003

Euramax International, Inc. and Subsidiaries
Consolidated Statements of Earnings

Thousands of U.S. Dollars	For the year ended December 27, 2002	For the year ended December 28, 2001	For the year ended December 29, 2000

Net sales	$639,149	$593,117	$599,479

Costs and expenses:
Cost of goods sold	508,254	477,870	494,330
Selling and general	63,593	59,230	54,475
Depreciation and amortization	13,968	17,555	16,569
Earnings from operations	53,334	38,462	34,105

Interest expense, net	(22,748)	(25,258)	(25,870)
Other income (expense), net	703	(2,953)	763
Earnings before income taxes	31,289	10,251	8,998
Provision for income taxes	11,432	5,521	5,671
Net earnings	$19,857	$4,730	$3,327

The accompanying notes are an integral part of these consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Consolidated Balance Sheets

Thousands of U.S. Dollars (except share data)	December 27, 2002	December 28, 2001
ASSETS
Current assets:
Cash and equivalents	$11,646	$5,897
Accounts receivable, less allowance for doubtful accounts (2002 - $3,513; 2001 - $3,938)	88,508	77,257
Inventories	78,480	64,114
Deferred income taxes	3,904	3,909
Other current assets	1,177	1,411
Total current assets	183,715	152,588
Property, plant and equipment, net	112,037	110,845
Goodwill, net of accumulated amortization	110,799	107,258
Deferred income taxes	4,975	6,886
Other assets	4,914	6,674
	$416,440	$384,251

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$1,880	$1,419
Accounts payable	57,104	53,439
Accrued expenses	28,157	19,700
Accrued interest payable	4,278	4,536
Income taxes payable	811	2,598
Deferred income taxes	1,005	847
Total current liabilities	93,235	82,539
Long-term debt, less current maturities	196,972	207,724
Commitments and contingencies	—	—
Deferred income taxes	19,421	16,563
Other liabilities	20,593	15,931
Total liabilities	330,221	322,757
Shareholders’ equity:
Class A common stock - $1.00 par value; 600,000 shares authorized, 455,673.11 issued and 444,344.84 outstanding	456	456
Class B convertible common stock - $1.00 par value; 600,000 shares authorized, 44,346.80 issued and outstanding	44	44
Additional paid-in capital	53,220	53,220
Common stock in treasury, at cost - 11,328.27 and 9,850.67 shares in 2002 and 2001, respectively	(2,056)	(1,581)
Retained earnings	44,439	24,582
Accumulated other comprehensive loss, net of tax	(9,884)	(15,227)
Total shareholders’ equity	86,219	61,494
	$416,440	$384,251

The accompanying notes are an integral part of these consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity

Thousands of U.S. Dollars	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals

Balance at December 25, 1999	$500	$53,220	$—	$16,525	$(5,177)	$65,068

Comprehensive income:
Net earnings for 2000	—	—	—	3,327	—	3,327
Foreign currency translation adjustment	—	—	—	—	(1,444)	(1,444)
Minimum pension liability, net of taxes	—	—	—	—	(1,589)	(1,589)
Comprehensive income						294
Repurchase of common stock	—	—	(1,581)	—	—	(1,581)
Balance at December 29, 2000	500	53,220	(1,581)	19,852	(8,210)	63,781

Comprehensive income:
Net earnings for 2001	—	—	—	4,730	—	4,730
Foreign currency translation adjustment	—	—	—	—	(2,151)	(2,151)
Minimum pension liability, net of taxes	—	—	—	—	(4,501)	(4,501)
Loss on derivative instruments, net of taxes					(365)	(365)
Comprehensive loss						(2,287)
Balance at December 28, 2001	500	53,220	(1,581)	24,582	(15,227)	61,494

Comprehensive income:
Net earnings for 2002	—	—	—	19,857	—	19,857
Foreign currency translation adjustment	—	—	—	—	6,678	6,678
Minimum pension liability, net of taxes	—	—	—	—	(1,105)	(1,105)
Loss on derivative instruments, net of taxes	—	—	—	—	(230)	(230)
Comprehensive income						25,200
Repurchase of common stock	—	—	(475)	—	—	(475)
Balance at December 27, 2002	$500	$53,220	$(2,056)	$44,439	$(9,884)	$86,219

Euramax International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

Thousands of U.S. Dollars	For the year ended December 27, 2002	For the year ended December 28, 2001	For the year ended December 29, 2000

Cash flows from operating activities:
Net earnings	$19,857	$4,730	$3,327
Reconciliation of net earnings to net cash provided by operating activites:
Depreciation and amortization	13,968	17,555	16,569
Amortization of deferred financing fees	1,319	1,133	1,182
Provision for doubtful accounts	(177)	1,763	542
Foreign exchange (gain) loss	(796)	(204)	—
Loss (gain) on sale of assets	552	124	(1,108)
Deferred income taxes	4,274	29	(305)
Changes in operating assets and liabilities (excluding acquisitions):
Accounts receivable	(5,203)	(7,150)	5,542
Inventories	(11,197)	16,007	1,922
Other current assets	294	716	(426)
Accounts payable and other current liabilities	6,892	2,823	(485)
Income taxes payable	(2,516)	(4,861)	4,174
Other noncurrent assets and liabilities	(1,849)	2,836	(2,847)
Net cash provided by operating activities	25,418	35,501	28,087
Cash flows from investing activities:
Proceeds from sale of assets	492	1,164	409
Purchases of businesses	—	—	(45,777)
Capital expenditures	(8,263)	(8,321)	(9,706)
Net cash used in investing activities	(7,771)	(7,157)	(55,074)
Cash flows from financing activities:
Changes in cash overdrafts	461	(290)	(301)
Net borrowings (repayments) on revolving credit facility	23,808	(2,774)	(18,928)
Repayment of long-term debt	(38,952)	(22,989)	(6,463)
Proceeds from long-term debt	—	—	40,000
Proceeds from settlement of currency agreements	2,790	—	10,020
Payment to terminate interest rate swap	—	(3,160)	—
Deferred financing fees	(1,530)	(405)	(1,000)
Purchases of treasury stock	(475)	—	(1,581)
Net cash (used in) provided by financing activities	(13,898)	(29,618)	21,747
Effect of exchange rate changes on cash	2,000	(963)	(11)
Net increase (decrease) in cash and equivalents	5,749	(2,237)	(5,251)
Cash and equivalents at beginning of period	5,897	8,134	13,385
Cash and equivalents at end of period	$11,646	$5,897	$8,134

Supplemental cash flow information:
Income taxes paid, net	$9,471	$9,512	$3,238
Interest paid, net	$20,958	$22,390	$24,394

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

Fiscal Year

The Company operates on a 52 or 53 week fiscal year ending on the last Friday in December. The Company’s fiscal years consisted of 52 weeks for the years ended December 27, 2002, December 28, 2001 and December 29, 2000, respectively.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Repair and maintenance costs are generally expensed unless they extend the useful lives of assets. Depreciation and amortization of property, plant and equipment is computed principally on the straight-line method over the estimated useful lives of the assets ranging from 5 to 10 years for equipment and 25 years for buildings. Gains or losses related to the disposition of property, plant and equipment are charged to other income or expense when incurred. Also, when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, management assesses whether there has been a permanent impairment in the value of the asset by comparing the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition to the carrying amount of the asset. If the expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized.

Goodwill

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, effective December 29, 2001. Under SFAS No. 142, goodwill and indefinite lived tangible assets are no longer amortized, but are reviewed at least annually for impairment. The Company did not identify any impairment in 2002 upon adoption of SFAS No. 142 and completion of its initial impairment test. The Company completed its annual impairment test and did not identify any impairment and is not aware of any subsequent developments that would indicate impairment. Prior to 2002, goodwill was amortized on a straight-line basis over periods ranging from 20 to 30 years. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s net earnings would have been as follows:

	Years Ended
	December 27, 2002	December 28, 2001	December 29, 2000

Reported net earnings	$19,857	$4,730	$3,327
Goodwill amortization, net of tax	—	3,907	3,696
Adjusted net earnings	$19,857	$8,637	$7,023

Financial Instruments and Risk Management

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138, requires companies to recognize all derivative instruments on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of net investment in a foreign operation. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign operation, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. Should an agreement be terminated while the underlying remains outstanding, the gain or loss would be deferred and amortized over the shorter of the remaining life of the underlying or the agreement.

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

Revenue Recognition

The Company recognizes revenue when the persuasive evidence of an agreement exists, delivery has occurred, the Company’s price to the buyer is fixed and determinable and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependant on shipping terms. Revenue is recognized at the time of shipment for terms designated f.o.b. shipping point. Revenue is recognized upon delivery to the customer’s delivery site for terms designated f.o.b. destination.

The Company provides warranties on certain products. The warranty periods differ depending on the product, but generally range from one year to limited lifetime warranties. The Company provides accruals for warranties based on historical experience and expectations of future occurrence.

Shipping and Handling Costs

The Company classifies all shipping and handling charges as cost of goods sold.

Translation of Foreign Currencies

Assets and liabilities of non-U.S. subsidiaries are translated to U.S. Dollars at the rate of exchange in effect on the balance sheet date; income and expenses are translated to U.S. Dollars at the weighted average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions and for the remeasurement of amounts that are not of a long-term investment nature into local currencies are included in results of operations. The foreign currency transaction gains (losses) recorded in selling and general expenses were not significant for the years ended December 27, 2002, December 28, 2001 and December 29, 2000.

Comprehensive Income

Total comprehensive income and the components of accumulated other comprehensive income are presented in the Consolidated Statements of Changes in Equity. The related tax effects of the components of comprehensive income are presented in Note 10.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and normal operation of a long-lived asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense over the asset’s useful life. SFAS No. 143 is effective December 28, 2002 for the Company. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s financial position or results of operation.

The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), effective December 29, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The adoption of SFAS No. 144 had no impact on the Company’s financial position or results of operations. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of”.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145"). Among other items, SFAS No. 145 updates and clarifies existing accounting pronouncements related to reporting gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 are generally effective for fiscal years beginning after May 15, 2002, with earlier adoption of certain provisions encouraged. The adoption of SFAS No. 145 is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring”). SFAS No. 146 requires that a liability for a cost associated with an exit or disposasl activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost as defined in EITF Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. Under SFAS No. 146, an entity may not restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that an entity had previously recorded under EITF Issue 94-3. The adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial position or results of operations.

Reclassifications

Certain 2001 and 2000 amounts have been reclassified to conform to current year presentation.

3.  Acquisitions:

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

The Gutter World and Global Acquisition was financed through borrowings of approximately $5.6 million under the Revolving Credit Facility and $40.0 million under the previously outstanding Term Loans (see Note 6). The Company allocated the purchase price based on the fair value of the assets acquired and liabilities assumed with the remainder allocated to goodwill.

The pro forma effects of the Gutter World and Global Acquisition were not material to the Company’s Consolidated Statement of Earnings.

4.  Inventories:

Inventories were comprised of:

	December 27, 2002	December 28, 2001

Raw materials	$60,281	$50,206
Work in process	2,587	2,449
Finished products	15,612	11,459
	$78,480	$64,114

Inventories are net of related reserves totaling $3,827 at December 27, 2002 and $3,284 at December 28, 2001.

5.  Property, Plant and Equipment:

Components of property, plant and equipment were as follows:

	December 27, 2002	December 28, 2001

Land and improvements	$9,544	$8,857
Buildings	45,774	43,057
Machinery and equipment	118,621	107,262
	173,939	159,176
Less accumulated depreciation	(67,032)	(51,334)
	106,907	107,842
Construction in progress	5,130	3,003
	$112,037	$110,845

Depreciation expense was $13.8 million, $12.6 million, and $12.0 million for the years ended December 27, 2002, December 28, 2001 and December 29, 2000, respectively.

6.  Long-Term Obligations:

Long-term obligations consisted of the following:

	December 27, 2002	December 28, 2001
Credit Agreement:
Revolving Credit Facility	$61,972	$33,773
Term Loans	—	38,951
11.25% Senior Subordinated Notes due 2006	135,000	135,000
	$196,972	$207,724

On March 15, 2002, the Company and its Lenders amended and restated the Credit Agreement to, among other items, increase the Revolving Credit Facility from $100.0 million to $110.0 million; refinance outstanding Term Loans through borrowings under the Revolving Credit Facility; and extend the expiration date of the Credit Agreement from June 30, 2002 to June 30, 2005.

Loans under the Credit Agreement are made, at the election of the Company, in U.S. Dollars, Euros and/or Pounds Sterling. Borrowings on the Credit Agreement are repaid in the currency in which the loan is made. Outstanding loans under the Credit Agreement are to be repaid by June 30, 2005.

At the option of the Company, the interest rates applicable to the loans under the Credit Agreement are based upon a Base Rate or a Eurocurrency Rate (both as defined), plus their respective margins. The Credit Agreement provides for variable rate margins, determined quarterly, based upon the Company’s ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to total debt. The maximum and minimum base rate margins are 2.00% and 1.00%, respectively. The maximum and minimum Eurocurrency rate margins are 3.25% and 2.25%, respectively. At December 27, 2002, the interest rate payable under the Credit Agreement averaged 4.8210%, compared to 5.1966% at December 28, 2001.

As of December 27, 2002, an undrawn amount of $48.0 million remained under the Revolving Credit Facility of which $37.1 million was available. The Company is subject to a commitment fee on a quarterly basis equal to 0.50% of the unused portion of the Revolving Credit Facility. During 2002, borrowings under the Credit Agreement increased $4.4 million due to fluctuations in foreign exchange rates, offset by repayments of $15.1 million. In 2001, borrowings under the Credit Agreement decreased $2.0 million due to fluctuations in foreign exchange rates and $25.8 million due to repayments.

The Credit Agreement contains certain covenants and restrictions on actions by the Company and its subsidiaries, including certain restrictions on the payment of cash dividends. As of December 27, 2002, substantially all of the Company’s retained earnings are restricted and unavailable for dividend. In addition, the Credit Agreement requires the Company to meet certain financial tests, including minimum fixed charge coverage ratio, minimum interest coverage ratio, maximum leverage ratio and maximum amounts of capital expenditures. The Company is in compliance as of December 27, 2002 with these and other covenants and restrictions.

The Company has outstanding $135.0 million in 11.25% Senior Subordinated Notes (the “Notes”) due 2006. Interest on the Notes is payable semiannually in arrears on April 1 and October 1 of each year. The Notes may be redeemed at the option of the Company, in whole or in part, under the conditions as specified in the note indenture plus accrued and unpaid interest to the redemption date, at the following redemption prices if redeemed during the 12-month period beginning October 1 of the years indicated:

Year	Percentage
2002	103.750%
2003	101.875%
2004	100.000%
2005	100.000%
2006	100.000%

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

Future maturities of long-term obligations as of December 27, 2002 are as follows:

2003	$—
2004	—
2005	61,972
2006	135,000
$196,972

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

7.  Financial Instruments

Cash Flow Hedging Strategy

In January 2002, the Company entered into an interest rate agreement (the “Interest Rate Swap”) whereby the Company pays a counterparty a fixed rate of interest of 3.715% on a notional amount of $35.0 million through December 31, 2002, $25.0 million from January 1, 2003 through December 31, 2003, and $15.0 million from January 1, 2004 through December 31, 2004. In exchange, the Company receives a floating rate of interest of 3-month U.S. Dollar LIBOR on an equivalent notional amount. The Interest Rate Swap was designated as a cash flow hedge that effectively converted a portion of the Company’s U.S. Dollar floating rate debt into fixed rate debt. The effectiveness of the Interest Rate Swap is being assessed using the change in variable cash flows method and was assessed as 100% effective in 2002. As of December 27, 2002, the Company had recorded a liability for the fair value of the Interest Rate Swap of $955.4 thousand, as estimated by a third party.

In February 2002, the Company entered into a Pound Sterling cross-currency swap agreement (the “Pound Sterling Swap”). The terms of the Pound Sterling Swap expire on June 30, 2005, and require the Company to pay 19.0 million Pound Sterling with semi-annual interest payments at 12.63% in exchange for $27.2 million with semi-annual interest payments at 11.25%. The Pound Sterling Swap was designated as a cash flow hedge that effectively converted $27.2 million of the Notes recorded on the books of a U.K. subsidiary into a fixed-rate Pound Sterling loan, which reduced the impact of foreign exchange rate changes on the principal and interest payments on the loan. The effectiveness of the Pound Sterling Swap is being assessed using the hypothetical derivative method, which compares the change in the fair value of the Pound Sterling Swap to the change in the value of a hypothetical derivative with terms that exactly match the critical terms of the foreign-currency denominated loan. The Pound Sterling Swap was assessed as 100% effective in 2002. During 2002, the Company reclassified a net loss of $2.1 million from other comprehensive income into earnings in order to offset the gain recognized related to the remeasurement of the foreign-currency denominated loan. As of December 27, 2002, the Company had recorded a liability for the fair value of the Pound Sterling Swap of $3.7 million, as estimated by a third party. As of December 27, 2002, a net loss on the Pound Sterling Swap of $125.9 thousand remained in other comprehensive income, with the remainder having been charged to earnings.

In January 2002, the Company terminated a Pound Sterling Swap (“Terminated Pound Sterling Swap”) for proceeds totaling $2.8 million. The amount of the gain remaining in other comprehensive income at the time the hedge was discontinued will be amortized into earnings over the original term of the agreement as other income. During 2002, prior to terminating the swap, the Company reclassified a net gain of $215.3 thousand from other comprehensive income into earnings in order to offset the loss recognized related to the remeasurement of the foreign-currency denominated loan. Additionally, during 2002, the Company amortized $261.2 thousand of the gain remaining in other comprehensive income into earnings. As of December 27, 2002, $230.3 thousand of the gain remained in other comprehensive income.

Effective December 30, 2000, the Company adopted SFAS No. 133 which resulted in the Company recording transition adjustments to recognize its derivative instruments at fair value.  The cumulative effect of these transition adjustments was an after-tax increase in other comprehensive loss of approximately $2.0 million.

The following table summarizes activity in other comprehensive income (“OCI”) related to derivatives held by the Company for the years ended December 27, 2002 and December 28, 2001 [gain (loss)]:

	Before-Tax Amount	Income Tax	After-Tax Amount

Cumulative effect of adopting SFAS 133	$(3,204)	$1,190	$(2,014)
Net changes in fair value of derivatives	1,798	(541)	1,257
Net losses reclassified from OCI into earnings	745	(353)	392
Accumulated derivative net (losses) at December 28, 2001	(661)	296	(365)

Net changes in fair value of derivatives	(3,582)	1,145	(2,437)
Net losses reclassified from OCI into earnings	3,253	(1,046)	2,207
Accumulated derivative net (losses) at December 27, 2002	$(990)	$395	$(595)

During 2002, the Company amortized $441.6 thousand of the loss remaining in other comprehensive income relating to the terminated interest rate swap and interest rate cap agreement into earnings. As of December 27, 2002, $221.0 thousand of the loss remained in other comprehensive income.

At December 27, 2002, the Company expects to reclassify from OCI into earnings net losses of $221.0 thousand over the next twelve months, resulting from the amortization of the cumulative effect translation adjustment relating to the terminated interest rate swap and interest rate cap agreement. Additionally, the Company expects to reclassify from OCI into earnings over the next twelve months net gains of $230.3 thousand on the Terminated Pound Sterling Swap resulting from the amortization of the gain remaining in OCI from the termination of the Terminated Pound Sterling Swap.

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

The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of similar terms except for the 11.25% Senior Subordinated Notes, which are measured at the quoted market rate. The fair value of the Notes was $137.7 million at December 27, 2002.  The fair values of other long-term debt approximates the carrying value at December 27, 2002.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and equivalents and trade accounts receivable. The fair value of these financial instruments approximates book value at December 27, 2002 and December 28, 2001. The Company places its cash and equivalents with high credit quality institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit; however, the Company believes that its credit risk exposure is not significant due to the high credit quality of the institutions. The Company routinely assesses the financial strength of its customers, and generally does not require collateral. Also, due to the large number of customers and the widely dispersed geographic areas in which the Company’s businesses operate, the Company believes that its trade accounts receivable credit risk exposure is not significant; however, the Company does provide for doubtful accounts based on historical experience and when current market conditions indicate that collection of an amount is doubtful.

8.  Capital Structure:

Common Stock

The Company has authorized 1,200,000 shares consisting of (i) 600,000 shares of Class A voting common stock, par value of one dollar ($1.00) per share, and (ii) 600,000 shares of Class B convertible restricted voting common stock, par value of one dollar ($1.00) per share. As of December 27, 2002, the Company had 500,019.91 issued and 488,691.64 outstanding shares of common stock with a par value of one dollar ($1.00) per share. Except with respect to voting rights, all shares of Class A and Class B convertible common stock are identical in all respects and entitle the holders thereof to the same rights, preferences and privileges, and are subject to the same qualifications, limitations and restrictions, all as described in the Company’s Certificate of Incorporation. The Credit Agreement contains certain restrictions on the payment of cash dividends.

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

During 2002, the Company repurchased 1,477.60 shares of its Class A common stock. The shares were recorded as treasury stock at cost.

9.  Income Taxes:

The provisions for income taxes are comprised of the following:

	Year ended December 27, 2002	Year ended December 28, 2001	Year ended December 29, 2000
Current:
U.S. Federal	$2,158	$1,124	$—
Non-U.S.	4,246	4,011	5,699
State	754	357	277
	$7,158	$5,492	$5,976

Deferred:
U.S. Federal	$4,642	$354	$(67)
Non-U.S.	(329)	(75)	(793)
State	(39)	(250)	555
	$4,274	$29	$(305)

	$11,432	$5,521	$5,671

The U.S. and non-U.S. components of earnings (loss) before income taxes are as follows:

	Year ended December 27, 2002	Year ended December 28, 2001	Year ended December 29, 2000

U.S.	$19,734	$2,064	$(3,387)
Non-U.S.	11,555	8,187	12,385
	$31,289	$10,251	$8,998

Reconciliation of the differences between income taxes computed at the U.S. Federal statutory tax rate and the Company’s income tax provision follows:

	Year ended December 27, 2002	Year ended December 28, 2001	Year ended December 29, 2000

Tax at U.S. Federal statutory rate	$10,952	$3,588	$3,149
State income taxes, net of U.S. Federal income tax benefit	262	(791)	(121)
Impact of non-U.S. tax rates, net	(65)	150	142
Permanent differences (primarily goodwill amortization prior to 2002)	233	1,113	1,526
Valuation allowances for state taxes	219	893	1,037
Other, net	(169)	568	(62)
	$11,432	$5,521	$5,671

At December 27, 2002 and December 28, 2001, the combined tax-effected temporary differences are as follows:

	Asset (Liability)
	December 27, 2002	December 28, 2001

Accrued expenses	$2,075	$2,135
Allowance for doubtful accounts	481	651
Book versus tax basis of inventory	343	276
Current, net	2,899	3,062

Book versus tax basis of depreciable assets	(17,120)	(15,881)
Net operating losses	5,047	8,614
Accrued pension liability	3,011	2,963
Valuation allowance	(2,744)	(2,525)
Other	(2,640)	(2,848)
Noncurrent, net	(14,446)	(9,677)
Total, net	$(11,547)	$(6,615)

Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries, which are considered to be permanently invested. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings. In addition, an acquired subsidiary, Fabral, Inc., has U.S. operating tax loss carryforwards of approximately $5.4 million that are available to offset future taxable income and taxes. The tax carryforward benefits begin to expire in 2010. Internal Revenue Service code section 382 imposes an annual limitation on usage of approximately $4.0 million for the

Fabral net operating loss. The Company believes that this limitation will not affect its ability to utilize the net operating losses prior to expiration. In addition, the Company has state NOL carryforwards and capital loss carryforwards at December 27, 2002, substantially all of which are reserved with a valuation allowance. The Company’s valuation allowance was $2.7 million, $2.5 million and $1.6 million as of December 27, 2002, December 28, 2001 and December 29, 2000, respectively.

10. Comprehensive Income:

Accumulated other comprehensive income (loss) balances were as follows:

	December 27, 2002	December 28, 2001

Foreign currency translation adjustment	$(1,132)	$(7,810)
Accumulated derivative net losses, net of tax	(595)	(365)
Minimum pension liability, net of tax	(8,157)	(7,052)

	$(9,884)	$(15,227)

There were no tax effects related to the foreign currency translation adjustment component of other comprehensive loss for any year presented because the earnings of the subsidiaries are considered to be permanently invested (See Note 9). The tax effects related to the minimum pension liability component of other comprehensive income (loss) were $4.0 million for the year ended December 27, 2002, $3.1 million for the year ended December 28, 2001 and $970.3 thousand for the year ended December 29, 2000. The tax effects related to accumulated derivative net losses are disclosed in Note 7.

11.  Employee Retirement Plans:

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

The following table sets forth the reconciliations of the projected benefit obligation and plan assets, the funded status of the plan and the amounts recognized in the Company’s consolidated balance sheets:

	Year ended December 27, 2002	Year ended December 28, 2001

Change in benefit obligation
Projected benefit obligation at beginning of year	$2,142	$1,704
Service cost	300	267
Interest cost	152	130
Plan amendments	—	19
Actuarial gain (loss)	203	147
Benefits paid	(119)	(125)
Projected benefit obligation at end of year	$2,678	$2,142
Accumulated benefit obligation	$2,678	$2,142

Change in plan assets
Fair value of plan assets at beginning of year	$1,844	$1,548
Actual loss on plan assets	(206)	(70)
Employer contributions	704	491
Benefits paid	(119)	(125)
Fair value of plan assets at end of year	$2,223	$1,844

Funded status	$(455)	$(298)
Unrecognized actuarial loss	1,115	562
Unrecognized prior service cost	214	235
Net amount recognized	$874	$499

Amounts recognized in the consolidated balance sheets
Accrued pension liability	$(455)	$(298)
Intangible asset	214	235
Accumulated other comprehensive loss	1,115	562
Net amount recognized in balance sheet	$874	$499

Weighted average assumptions used in the accounting for the plan include:

	December 27, 2002	December 28, 2001	December 29, 2000
Weighted-average assumptions
Discount rate	6.75%	7.25%	7.75%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%

Net periodic pension costs for the plan include the following components:

	Year ended December 27, 2002	Year ended December 28, 2001	Year ended December 29, 2000
Components of net periodic pension cost
Service cost	$300	$267	$308
Interest cost	152	130	107
Expected return on assets	(174)	(138)	(107)
Amortization of prior service cost	21	21	20
Recognized actuarial net loss	29	—	—
Net periodic pension cost	$328	$280	$328

Defined Contribution:

The Company maintains three defined contribution retirement and savings plans, which also allow the employees to contribute a percentage of their pretax and/or after-tax income in accordance with specified guidelines. The Company matches a certain percentage of employee pre-tax contributions up to certain limits. Further, the plans provide for discretionary contributions by the Company based on years of service and age. The Company’s expense for the years ended December 27, 2002, December 28, 2001, and December 29, 2000, was approximately $1.5 million, $1.5 million, and $1.0 million, respectively.

International Plans:

In addition to the above, the employees of Euramax Coated Products Limited and Ellbee Limited participate in a single employer pension plan (the “U.K. Plan”).

The following table sets forth the reconciliations of the projected benefit obligations and plan assets, the funded status of the U.K. Plan and amounts recognized in the Company’s consolidated balance sheets:

	Year ended December 27, 2002	Year ended December 28, 2001

Change in benefit obligation
Projected benefit obligation at beginning of year	$22,032	$16,835
Service cost	736	944
Interest cost	1,253	1,006
Employee contributions	318	198
Actuarial loss (gain)	(2,624)	3,989
Benefits paid	(626)	(491)
Currency translation adjustment	2,161	(449)
Projected benefit obligation at end of year	$23,250	$22,032
Accumulated benefit obligation at end of year	$23,250	$22,032

Change in plan assets
Fair value of plan assets at beginning of year	$12,104	$12,926
Actual loss on plan assets	(2,881)	(1,297)
Employer contributions	1,453	1,307
Employee contributions	318	198
Benefits paid	(626)	(491)
Administrative expenses	—	(164)
Currency translation adjustment	1,257	(375)
Fair value of plan assets at end of year	$11,625	$12,104

Funded status	$(11,625)	$(9,928)
Unrecognized actuarial net loss	11,383	9,317
Net amount recognized	$(242)	$(611)

Amounts recognized in the consolidated balance sheets
Accrued pension liability	$(11,625)	$(9,928)
Accumulated other comprehensive loss	11,383	9,317
Net amount recognized in balance sheet	$(242)	$(611)

The U.K. Plan has a significant unrecognized actuarial net loss. This amount is caused by losses on plan assets and other actuarial losses caused by other differences versus expectations. The Company's actuaries revised assumptions and demographic data in 2002 to reflect current expectations.

Weighted average assumptions used in the accounting for the U.K. plan include:

	2002	2001	2000
Weighted-average assumptions
Discount rate	6.00%	6.25%	6.25%
Rate of compensation increases	3.75%	4.00%	3.50%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%

 Net periodic pension cost for the U.K. Plan includes the following components:

	Year ended December 27, 2002	Year ended December 28, 2001	Year ended December 29, 2000
Components of net periodic pension cost
Service cost	$736	$944	$935
Interest cost	1,253	1,006	951
Expected return on assets	(989)	(971)	(1,017)
Recognized actuarial net loss	349	201	—
Net periodic pension cost	$1,349	$1,180	$869

Supplemental Executive Retirement Plan:

The Company has an unfunded supplemental retirement plan for members of management. At December 27, 2002 and December 28, 2001, the accrued liability for future benefits under the plan was $1.1 million and $820.0 thousand, respectively. Benefits expense for the plan totaled $314.5 thousand, $103.6 thousand and $104.5 thousand in 2002, 2001 and 2000, respectively.

12.  Incentive Plans:

Incentive Compensation Plan

The Company has an incentive compensation plan that covers key employees. The costs of the plan are computed in accordance with a formula that incorporates EBITDA (defined in Note 6) and return on average net assets. Costs of the plan for the years ended December 27, 2002, December 28, 2001, and December 29, 2000, were approximately $3.7 million, $2.8 million, and $0.4 million, respectively.

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

The Plan provides for one-time awards of phantom shares to selected participants. A phantom share is a unit equal to 4% of the equity value of the Company, as defined by the Plan, divided by 40,000 (the maximum number of phantom shares that may be awarded to participants under the Plan). A phantom share entitles the participant to receive compensation equal to the value of a phantom share when fully vested, minus the value of a phantom share at the date of grant, all as defined by the Plan. On January 1, 1999, 36,000 of the phantom shares were granted, of which 31,385 shares and 31,390 shares remain outstanding as of December 27, 2002 and December 28, 2001, respectively. Compensation expense accrues in the period from the date of grant to the date fully vested, adjusted for changes in the value of the phantom shares. Compensation expense in connection with the Plan of $2.2 million was recorded in 2002. No amounts were recorded during fiscal years 2001 or 2000 because the value of a phantom share as of December 28, 2001 and December 29, 2000 was less than the value on the date of grant. The awards become fully vested on the earlier of a change in control; a listing of the Company’s shares; the death, disability or retirement of the participant; or December 31, 2003. Compensation will be paid out in four equal payments during the first quarter of 2004 through 2007, unless there is a change in control; a listing of the Company’s shares; or the death, disability or retirement of the participant; in which case the compensation will be paid out sooner.

13.  Commitments and Contingencies:

Minimum commitments under long-term noncancelable operating leases, principally for operating and office facilities at December 27, 2002 were as follows:

2003	$6,061
2004	4,495
2005	3,008
2006	1,716
2007	962
Thereafter	1,044
$17,286

Rent expense amounted to $6.8 million, $5.5 million and $5.7 million for the years ended December 27, 2002, December 28, 2001 and December 20, 2000, respectively.

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

The Company has been named as a potentially responsible party in state and Federal administrative and judicial proceedings seeking contribution for costs associated with the investigation, analysis, correction and remediation of environmental conditions at various hazardous waste disposal sites. The Company continues to monitor these actions and proceedings and to vigorously defend both its own interests as well as the interests of its affiliates. The Company’s ultimate liability in connection with present and future environmental claims will depend on many factors, including its volumetric share of the waste at a given site, the remedial action required, the total cost of remediation, and the financial viability and participation of the other entities that also sent waste to the site. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes or adjusts its reserve for its projected share of these costs. Based upon current law and information known to the Company concerning the size of the sites known to it, anticipated costs, their years of operations and the number of other potentially responsible parties, management believes that the Company’s potential share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses are not material. In addition, the

Company establishes reserves for remedial measures required from time to time at its own facilities. Management believes that the reasonably probable outcomes of these matters will not be material. The Company’s reserves, expenditures and expenses for all environmental exposures were not significant for any of the dates or periods presented.

In connection with the acquisition of the Company from Alumax, the Company was indemnified by Alumax for substantially all of its costs, if any, related to specifically identified environmental matters arising prior to the closing date of the acquisition during the period of time it was owned directly or indirectly by Alumax. Such indemnification includes costs that may ultimately be incurred to contribute to the remediation of certain specified existing National Priorities List (“NPL”) sites for which the Company had been named a potentially responsible party under the federal Comprehensive Environmental Response, Compensation, and Liability Information System (“CERCLA”) as of the closing date of the acquisition, as well as certain potential costs for sites listed on state hazardous cleanup lists. The Company does not believe that it has any significant probable liability for environmental claims. Further, the Company believes it to be unlikely that the Company would be required to bear environmental costs in excess of its pro rata share of such costs as a potentially responsible party at any site.

14.  Segment Information:

The Company’s reportable segments have been aggregated according to manufacturing process with similar economic characteristics and are as follows:

European roll coating–The European roll coating facilities primarily apply a variety of liquid (primarily paint) coatings to bare aluminum or steel coil, providing a baked-on finish. The facilities also fabricate panels for the recreational vehicle industry.

U.S.  fabrication–The U.S. fabrication facilities primarily process coated coil through slitting operations which cut the coils into more narrow widths. The cut coils then undergo a variety of downstream production processes which further fabricate the aluminum and steel sheet to form the desired product. The predominant fabricating activity is rollforming, which begins with steel or aluminum and results in the production of gutters, roofing, siding, soffit, fascia, trim, and other products. In addition, the facilities laminate fiberglass and aluminum products by adhering fiberglass sheet to wood or other solid substrates and fabricate windows from vinyl extrusions and glass. Three of the U.S. facilities also have roll coating facilities for internal processing. The facilities utilize distribution facilities located strategically throughout the U.S.

European fabrication–The predominant fabricating activity begins with aluminum extrusions and glass which are welded and glazed and that result in the production of windows, doors, shower enclosures, sunroofs and other products.

The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” Segment data includes intersegment revenues. The Company evaluates the performance of its segments and allocates resources to them based primarily on EBITDA.

The Company is organized primarily on the basis of eight operating subsidiaries. Two of the subsidiaries have been aggregated into the “European roll coating” segment, the four U.S. subsidiaries have been aggregated into the “U.S. fabrication” segment, and two of the European subsidiaries have been aggregated into the “European fabrication” segment. The table below presents information about reported segments for the fiscal years ended December 27, 2002, December 28, 2001, and December 29, 2000:

	Year ended December 27, 2002	Year ended December 28, 2001	Year ended December 29, 2000

Sales
European Roll Coating	$131,154	$129,824	$144,266
U.S. Fabrication	440,902	406,834	399,538
European Fabrication	69,705	58,891	58,991
Total segment sales	641,761	595,549	602,795

Eliminations	(2,612)	(2,432)	(3,316)
Consolidated net sales	$639,149	$593,117	$599,479

EBITDA
European Roll Coating	$15,639	$14,649	$19,492
U.S. Fabrication	45,848	34,699	25,698
European Fabrication	7,815	7,195	7,110
Total EBITDA for reportable segments	$69,302	$56,543	$52,300

Expenses that are not segment specific	(1,297)	(3,479)	(863)
Depreciation and amortization	(13,968)	(17,555)	(16,569)
Interest expense, net	(22,748)	(25,258)	(25,870)
Consolidated net earnings before income taxes	$31,289	$10,251	$8,998

Segment assets are not included in the above table because asset information is not reported by segment in the information reviewed by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and assessing their performance.

The following table reflects revenues from external customers by groups of similar products for the years ended December 27, 2002, December 28, 2001, and December 29, 2000:

Customers/Markets	Primary Products	Year ended December 27, 2002	Year ended December 28, 2001	Year ended December 29, 2000

Original Equipment Manufacturers (“OEMs”)	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; RV doors, windows and roofing; and composite building panels	$264,447	$241,314	$265,806

Rural Contractors	Steel and aluminum roofing and siding	130,758	120,082	115,197

Home Centers	Raincarrying systems, roofing accessories, windows, doors and shower enclosures	129,943	130,539	112,205

Manufactured Housing	Steel siding and trim components	19,373	24,359	34,514

Distributors	Metal coils, raincarrying systems and roofing accessories	25,611	14,215	14,935

Industrial and Architectural Contractors	Standing seam panels and siding and roofing accessories	17,063	17,928	19,401

Home Improvement Contractors	Vinyl replacement windows; metal coils, raincarrying systems; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings	51,954	44,680	37,421
		$639,149	$593,117	$599,479

The following table reflects goodwill balances and activity by reportable segment for the years ended December 27, 2002 and December 28, 2001:

	European Roll Coating	U.S. Fabrication	European Fabrication	Total

Balance at December 29, 2000	$18,259	$89,354	$5,711	$113,324

Amortization	(721)	(3,839)	(215)	(4,775)
Foreign exchange translation	(1,126)	—	(165)	(1,291)
Balance at December 28, 2001	16,412	85,515	5,331	107,258

Foreign exchange translation	2,975	—	566	3,541
Balance at December 27, 2002	$19,387	$85,515	$5,897	$110,799

The following table reflects sales and long-lived asset information by geographic area as of and for the years ended December 27, 2002, December 28, 2001, and December 29, 2000:

	Sales
	Year ended December 27, 2002	Year ended December 28, 2001	Year ended December 29, 2000

United States	$440,901	$406,799	$399,536
The Netherlands	84,388	82,614	86,324
United Kingdom	79,293	74,579	85,392
Other non-U.S.	34,567	29,125	28,227
	$639,149	$593,117	$599,479

	Long-Lived Assets
	December 27, 2002	December 28, 2001

United States	$138,917	$142,486
The Netherlands	41,756	35,878
United Kingdom	37,840	38,244
Other non-U.S.	9,237	8,169
	$227,750	$224,777

Non-U.S. revenue is based on the country in which the legal subsidiary is domiciled. The Company’s largest customer accounted for 11.8% of 2002 net sales and 12.9% of 2001 net sales. This customer is included in the Company’s U.S. Fabrication segment. As of December 27, 2002, this customer had an outstanding trade receivable balance of $7.1 million. No other customer represented greater than ten percent of the Company’s revenues in any period presented.

15.  Supplemental Consolidated Financial Statements:

On September 25, 1996, Euramax purchased the Company from Alumax. The Acquisition was financed, in part, through the Notes. Euramax International Limited, Euramax European Holdings Limited and Euramax European Holdings B.V. are co-obligors under the Notes (the “Co-Obligors”). Euramax International, Inc. has provided a full and unconditional guarantee of the Notes (“Parent Guarantor”). In addition, Amerimax UK, Inc., Amerimax Fabricated Products, Inc., Euramax International Holdings Limited and Euramax Continental Limited, holding company subsidiaries of Euramax, have provided full and unconditional guarantees of the Notes (collectively, the “Guarantor Subsidiaries”). The following supplemental condensed combining financial statements as of December 27, 2002 and December 28, 2001, and for the years ended December 27, 2002, December 28, 2001 and December 29, 2000 reflect the financial position, results of operations, and cash flows of each of the Parent Guarantor, the Co-Obligors, and such combined information of the Guarantor Subsidiaries and the non-guarantor subsidiaries, principally the operating subsidiaries, (collectively, the “Non-Guarantor Subsidiaries”). The Co-Obligors and Guarantors are wholly-owned subsidiaries of Euramax and are each jointly, severally, fully, and unconditionally liable under the Notes. Separate complete financial statements of each Co-Obligor and Guarantor are not presented because management has determined that they are not material to investors.

	Year ended December 27, 2002
	Euramax International Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$—	$—	$—	$—	$—	$639,149	$—	$639,149

Costs and expenses:
Cost of goods sold	—	—	—	—	—	508,254	—	508,254
Selling and general	2,039	265	—	1	(286)	61,574	—	63,593
Depreciation and amortization	—	—	—	—	51	13,917	—	13,968
(Loss) earnings from operations	(2,039)	(265)	—	(1)	235	55,404	—	53,334

Equity in earnings (loss) of subsidiaries	25,793	7,846	(1,306)	7,408	31,315	—	(71,056)	—
Interest expense, net	(6,133)	—	(738)	(208)	(10,111)	(5,558)	—	(22,748)
Other income (expense), net	—	—	2,862	235	—	(2,394)	—	703
Earnings before income taxes	17,621	7,581	818	7,434	21,439	47,452	(71,056)	31,289
(Benefit) provision for income taxes	(2,236)	(80)	637	7	(4,353)	17,457	—	11,432
Net earnings	$19,857	$7,661	$181	$7,427	$25,792	$29,995	$(71,056)	$19,857

	Year ended December 28, 2001
	Euramax International Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$—	$—	$—	$—	$—	$593,117	$—	$593,117

Costs and expenses:
Cost of goods sold	—	—	—	—	—	477,870	—	477,870
Selling and general	1,251	336	—	—	(1,321)	58,964	—	59,230
Depreciation and amortization	—	—	—	—	346	17,209	—	17,555
(Loss) earnings from operations	(1,251)	(336)	—	—	975	39,074	—	38,462

Equity in earnings (loss) of subsidiaries	9,122	4,563	(1,278)	6,683	18,648	—	(37,738)	—
Interest expense, net	(5,484)	(99)	(419)	(268)	(12,800)	(6,188)	—	(25,258)
Other (expense) income, net	(19)	(9)	(810)	(118)	(2,616)	619	—	(2,953)
Earnings (loss) before income taxes	2,368	4,119	(2,507)	6,297	4,207	33,505	(37,738)	10,251
(Benefit) provision for income taxes	(2,362)	(133)	(369)	(105)	(4,915)	13,405	—	5,521
Net earnings (loss)	$4,730	$4,252	$(2,138)	$6,402	$9,122	$20,100	$(37,738)	$4,730

	Year ended December 29, 2000
	Euramax International Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$—	$—	$—	$—	$—	$599,479	$—	$599,479

Costs and expenses:
Cost of goods sold	—	—	—	—	389	493,941	—	494,330
Selling and general	1,515	496	—	—	(918)	53,382	—	54,475
Depreciation and amortization	—	—	—	—	364	16,205	—	16,569
(Loss) earnings from operations	(1,515)	(496)	—	—	165	35,951	—	34,105

Equity in earnings of subsidiaries	6,102	7,848	45	13,746	7,551	—	(35,292)	—
Interest expense, net	(2,106)	(99)	(420)	(490)	(1,730)	(21,025)	—	(25,870)
Other income (expense), net	—	65	(2,152)	(6,178)	(262)	9,290	—	763
Earnings (loss) before income taxes	2,481	7,318	(2,527)	7,078	5,724	24,216	(35,292)	8,998
(Benefit) provision for income taxes	(846)	(159)	(745)	(2,302)	(376)	10,099	—	5,671
Net earnings (loss)	$3,327	$7,477	$(1,782)	$9,380	$6,100	$14,117	$(35,292)	$3,327

	As of December 27, 2002
	Euramax International Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
	ASSETS
Current assets:
Cash and equivalents	$—	$—	$1	$1	$181	$11,463	$—	$11,646
Accounts receivable, net	—	14	—	—	121	88,373	—	88,508
Inventories	—	—	—	—	—	78,480	—	78,480
Deferred income taxes	508	—	—	—	—	3,396	—	3,904
Other current assets	—	—	—	—	308	869	—	1,177
Total current assets	508	14	1	1	610	182,581	—	183,715
Property, plant and equipment, net	—	—	—	—	179	111,858	—	112,037
Amounts due from affiliates	102,124	77,552	55,022	—	150,838	70,425	(455,961)	—
Goodwill, net	—	—	—	—	7,799	103,000	—	110,799
Investment in consolidated subsidiaries	153,844	34,800	(20,675)	41,906	213,277	—	(423,152)	—
Deferred income taxes	—	—	1,040	—	60	3,875	—	4,975
Other assets	—	1,260	350	379	1,357	1,568	—	4,914
	$256,476	$113,626	$35,738	$42,286	$374,120	$473,307	$(879,113)	$416,440
	LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$—	$—	$(181)	$2,061	$—	$1,880
Accounts payable	—	—	—	—	159	56,945	—	57,104
Accrued expenses	767	57	—	—	3,948	23,385		28,157
Accrued interest payable	1,047	1,986	962	—	234	49	—	4,278
Income taxes payabale	(3,036)	(1,793)	(1,120)	(7,230)	(8,989)	22,979	—	811
Deferred income taxes	—	—	—	—	184	821	—	1,005
Total current liabilities	(1,222)	250	(158)	(7,230)	(4,645)	106,240	—	93,235
Long-term debt, less current maturities	37,216	70,605	27,179	—	31,700	30,272	—	196,972
Amounts due to affiliates	133,239	14,826	22,117	3,548	189,197	93,034	(455,961)	—
Deferred income taxes	614	—	—	—	798	18,009	—	19,421
Other liabilities	—	—	—	—	3,229	17,364	—	20,593
Total liabilities	169,847	85,681	49,138	(3,682)	220,279	264,919	(455,961)	330,221
Shareholders’equity:
Class A common stock - $.01 par value; 600,000 shares authorized, 455,673.11 issued and 444,344.84 outstanding	456	2	78	23	35,001	6,835	(41,939)	456
Class B convertible common stock - $.01 par value; 600,000 shares authorized, 44,346.80 issued and outstanding	44	—	—	—	—	—	—	44
Additional paid-in capital	65,218	20,726	6,922	9,077	78,485	369,643	(496,851)	53,220
Treasury stock	(2,056)	—	—	—	—	—	—	(2,056)
Retained earnings (deficit)	27,652	15,384	(12,501)	36,367	45,225	(149,823)	82,135	44,439
Dividends declared	—	—	—	—	—	(10,415)	10,415	—
Accumulated other comprehensive loss	(4,685)	(8,167)	(7,899)	501	(4,870)	(7,852)	23,088	(9,884)
Total shareholders’ equity	86,629	27,945	(13,400)	45,968	153,841	208,388	(423,152)	86,219
	$256,476	$113,626	$35,738	$42,286	$374,120	$473,307	$(879,113)	$416,440

As of December 28, 2001
	Euramax International Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	ASSETS
Current assets:
Cash and equivalents	$—	$—	$—	$94	$11	$5,792	$—	$5,897
Accounts receivable, net	1	15	—	—	—	77,241	—	77,257
Inventories	—	—	—	—	—	64,114	—	64,114
Deferred income taxes	321	—	—	—	—	3,588	—	3,909
Other current assets	—	—	—	—	600	811	—	1,411
Total current assets	322	15	—	94	611	151,546	—	152,588
Property, plant and equipment, net	—	—	—	—	47	110,798	—	110,845
Amounts due from affiliates	95,392	79,253	46,891	1,677	138,391	49,775	(411,379)	—
Goodwill, net	—	—	—	—	7,799	99,459	—	107,258
Investment in consolidated subsidiaries	123,576	22,091	(16,591)	28,506	187,448	—	(345,030)	—
Deferred income taxes	—	—	955	—	12	5,919	—	6,886
Other assets	—	1,595	401	406	688	3,584	—	6,674
	$219,290	$102,954	$31,656	$30,683	$334,996	$421,081	$(756,409)	$384,251
	LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$—	$—	$(358)	$1,777	$—	$1,419
Accounts payable	—	—	—	—	17	53,422	—	53,439
Accrued expenses	38	108	—	—	2,227	17,327	—	19,700
Accrued interest payable	1,009	1,986	800	—	627	114	—	4,536
Income taxes payabale	(2,395)	(1,740)	(1,440)	(6,129)	(6,556)	20,858	—	2,598
Deferred income taxes	—	—	—	—	189	658	—	847
Current maturities of long-term debt	—	—	—	—	—	—	—	—
Total current liabilities	(1,348)	354	(640)	(6,129)	(3,854)	94,156	—	82,539
Long-term debt, less current maturities	37,216	70,605	27,179	—	38,409	34,315	—	207,724
Amounts due to affiliates	120,186	16,574	16,544	4,880	175,637	77,558	(411,379)	—
Deferred income taxes	464	—	—	—	721	15,378	—	16,563
Other liabilities	—	—	—	—	508	15,423	—	15,931
Total liabilities	156,518	87,533	43,083	(1,249)	211,421	236,830	(411,379)	322,757
Shareholders’equity:
Class A common stock - $.01 par value; 600,000 shares authorized, 455,673.11 issued and 445,822.44 outstanding	456	2	78	23	35,001	6,835	(41,939)	456
Class B convertible common stock - $.01 par value; 600,000 shares authorized, 44,346.80 issued and outstanding	44	—	—	—	—	—	—	44
Additional paid-in capital	65,218	20,726	6,922	9,077	78,485	369,643	(496,851)	53,220
Treasury stock	(1,581)	—	—	—	—	—	—	(1,581)
Retained earnings (deficit)	7,795	7,723	(12,682)	28,940	19,433	(12,104)	(14,523)	24,582
Dividends declared	—	—	—	—	—	(167,714)	167,714	—
Accumulated other comprehensive loss	(9,160)	(13,030)	(5,745)	(6,108)	(9,344)	(12,409)	40,569	(15,227)
Total shareholders’ equity	62,772	15,421	(11,427)	31,932	123,575	184,251	(345,030)	61,494
	$219,290	$102,954	$31,656	$30,683	$334,996	$421,081	$(756,409)	$384,251

	Year ended December 27, 2002
	Euramax International Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Cash flows from operating activities:

Net earnings (loss)	$19,857	$7,661	$181	$7,427	$25,792	$29,995	$(71,056)	$19,857
Reconciliation of net earnings to cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	—	51	13,917	—	13,968
Amortization of deferred financing fees	—	336	88	91	412	392	—	1,319
Provision for doubtful accounts	—	—	—	—	—	(177)	—	(177)
Foreign exchange (gain) loss	—	—	(2,862)	(235)	—	2,301		(796)
Loss on sale of assets	—	—	—	—	—	552	—	552
Deferred income taxes	229	—	—	—	(324)	4,369	—	4,274
Dividends received	—	—	—	—	10,415	—	(10,415)	—
Equity in (earnings) loss of subsidiaries	(25,793)	(7,846)	1,306	(7,408)	(31,315)	—	71,056	—
Changes in operating assets and liabilities	(140)	(103)	530	7	1,692	(15,565)	—	(13,579)
Net cash (used in) provided by operating activities	(5,847)	48	(757)	(118)	6,723	35,784	(10,415)	25,418

Cash flows from investing activites:
Proceeds from sale of assets	—	—	—	—	—	492	—	492
Capital expenditures	—	—	—	—	(183)	(8,080)	—	(8,263)
Net cash used in investing activities	—	—	—	—	(183)	(7,588)	—	(7,771)

Cash flows from financing activities:
Changes in cash overdrafts	—	—	—	—	177	284	—	461
Net (repayment) borrowings on revolving credit facility	—	—	—	—	27,200	(3,392)	—	23,808
Repayment of long-term debt	—	—	—	—	(33,910)	(5,042)	—	(38,952)
Proceeds from settlement of currency agreements	—	—	—	—	—	2,790	—	2,790
Dividends paid	—	—	—	—	—	(10,415)	10,415	—
Deferred financing fees	—	—	—	—	(931)	(599)	—	(1,530)
Purchase of treasury stock	(475)	—	—	—	—	—	—	(475)
Due to/from parent affiliate	6,322	(48)	618	(213)	1,094	(7,773)	—	—
Net cash provided by (used in) financing activities	5,847	(48)	618	(213)	(6,370)	(24,147)	10,415	(13,898)

Effect of exchange rate changes on cash	—	—	140	238	—	1,622	—	2,000
Net increase (decrease) in cash and equivalents	—	—	1	(93)	170	5,671	—	5,749
Cash and equivalents at beginning of period	—	—	—	94	11	5,792		5,897
Cash and equivalents at end of period	$—	$—	$1	$1	$181	$11,463	—	$11,646

Supplemental cash flow information:
Income taxes paid, net	4,354	—	—	—	(62)	5,179	—	9,471
Interest paid, net	4,187	7,943	3,461	—	3,107	2,260	—	20,958

	Year ended December 28, 2001
	Euramax International Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Cash flows from operating activities:

Net earnings (loss)	$4,730	$4,252	$(2,138)	$6,402	$9,122	$20,100	$(37,738)	$4,730
Reconciliation of net earnings to cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	—	346	17,209	—	17,555
Amortization of deferred financing fees	—	237	84	87	389	336	—	1,133
Provision for doubtful accounts	—	—	—	—	—	1,763	—	1,763
Foreign exchange (gain) loss	19	9	811	118	—	(1,161)		(204)
Loss on sale of assets	—	—	—	—	—	124	—	124
Deferred income taxes	33	—	—	—	149	(153)	—	29
Dividends received	—	—	—	294	167,428	—	(167,722)	—
Equity in (earnings) loss of subsidiaries	(9,122)	(4,563)	1,278	(6,683)	(18,648)	—	37,738	—
Changes in operating assets and liabilities	509	163	(362)	(7,245)	(929)	18,235	—	10,371
Net cash (used in) provided by operating activities	(3,831)	98	(327)	(7,027)	157,857	56,453	(167,722)	35,501

Cash flows from investing activites:
Proceeds from sale of assets	—	—	—	—	—	1,164	—	1,164
Capital expenditures	—	—	—	—	—	(8,321)	—	(8,321)
Contributed capital to subsidiaries	—	—	—	—	(212,069)	—	212,069	—
Net cash used in investing activities	—	—	—	—	(212,069)	(7,157)	212,069	(7,157)

Cash flows from financing activities:
Changes in cash overdrafts	—	—	—	—	(172)	(118)	—	(290)
Net (repayment) borrowings on revolving credit facility	—	—	—	—	(6,300)	3,526	—	(2,774)
Repayment of long-term debt	—	—	—	—	(21,358)	(1,631)	—	(22,989)
Dividends paid	—	—	—	—	—	(167,722)	167,722	—
Payment to terminate interest rate swap	—	—	—	—	(3,160)	—	—	(3,160)
Deferred financing fees	—	—	—	—	(405)	—	—	(405)
Contributed capital from parent	—	—	—	—	—	212,069	(212,069)	—
Due to/from parent affiliate	3,831	(98)	346	7,226	85,591	(96,896)	—	—
Net cash provided by (used in) financing activities	3,831	(98)	346	7,226	54,196	(50,772)	(44,347)	(29,618)

Effect of exchange rate changes on cash	—	—	(19)	(105)	—	(839)	—	(963)
Net increase (decrease) in cash and equivalents	—	—	—	94	(16)	(2,315)	—	(2,237)
Cash and equivalents at beginning of period	—	—	—	—	27	8,107		8,134
Cash and equivalents at end of period	$—	$—	$—	$94	$11	$5,792	—	$5,897

Supplemental cash flow information:
Income taxes paid, net	—	—	—	—	296	9,216	—	9,512
Interest paid, net	3,900	7,943	3,191	286	4,062	3,008	—	22,390

	Year ended December 29, 2000
	Euramax International Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Cash flows from operating activities:

Net earnings (loss)	$3,327	$7,477	$(1,782)	$9,380	$15,480	$14,117	$(44,672)	$3,327
Reconciliation of net earnings to cash (used in) provided by operating activities:
Depreciation and amortization	—	—	—	—	364	16,205	—	16,569
Amortization of deferred financing fees	—	236	88	89	435	334	—	1,182
Provision for doubtful accounts	—	—	—	—	—	542	—	542
Foreign exchange loss (gain)	—	—	2,152	6,178	—	(8,330)	—	—
Gain on sale of assets	—	—	—	—	—	(1,108)	—	(1,108)
Deferred income taxes	(846)	—	—	—	257	284	—	(305)
Dividends received	—	—	—	6,485	—	—	(6,485)	—
Equity in earnings of subsidiaries	(6,102)	(7,848)	(45)	(13,746)	(16,931)	—	44,672	—
Changes in operating assets and liabilities	(2,786)	771	(2,881)	(2,699)	9,254	6,221	—	7,880
Net cash (used in) provided by operating activities	(6,407)	636	(2,468)	5,687	8,859	28,265	(6,485)	28,087

Cash flows from investing activites:
Proceeds from sale of assets	—	—	—	—	—	409	—	409
Purchases of businesses	—	—	—	—	—	(45,777)	—	(45,777)
Capital expenditures	—	—	—	—	(28)	(9,678)	—	(9,706)
Net cash used in investing activities	—	—	—	—	(28)	(55,046)	—	(55,074)

Cash flows from financing activities:
Changes in cash overdrafts	—	—	—	—	1,845	(2,146)	—	(301)
Net (repayment) borrowings on revolving credit facility	—	—	—	—	(19,200)	272	—	(18,928)
Repayment of long-term debt	—	—	—	—	(5,839)	(624)	—	(6,463)
Proceeds from long-term debt	37,216	—	—	(37,216)	40,000	—	—	40,000
Dividends paid	—	—	—	—	—	(6,485)	6,485	—
Proceeds from settlement of currency agreements	—	—	—	—	—	10,020	—	10,020
Deferred financing fees	—	—	—	—	—	(1,000)	—	(1,000)
Purchases of treasury stock	(1,581)	—	—	—	—	—	—	(1,581)
Contributed capital from parent	—	—	—	—	(45,015)	45,015	—	—
Due to/from parent affiliate	(29,228)	(636)	356	34,608	17,868	(22,968)	—	—
Net cash provided by (used in) financing activities	6,407	(636)	356	(2,608)	(10,341)	22,084	6,485	21,747

Effect of exchange rate changes on cash	—	—	2,112	(3,079)	—	956	—	(11)
Net decrease in cash and equivalents	—	—	—	—	(1,510)	(3,741)	—	(5,251)
Cash and equivalents at beginning of period	—	—	—	—	1,537	11,848		13,385
Cash and equivalents at end of period	$—	$—	$—	$—	$27	$8,107	—	$8,134

Supplemental cash flow information:
Income taxes paid, net	—	—	—	2,965	(520)	793	—	3,238
Interest paid, net	—	—	3,367	3,051	15,671	2,305	—	24,394

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Part III

Item 10.  Directors, Executive Officers and Key Management

The following sets forth certain information with respect to the persons who are members of the Board of Directors, executive officers and key management of the Company and its subsidiaries.

Name	Age	Position

J. David Smith	54	Chief Executive Officer, President and Chairman

Mitchell B. Lewis	40	Executive Vice President and Corporate Business
		Development Director

Neil E. Bashore	54	Executive Vice President

Jo Cuypers	62	Executive Vice President

R. Scott Vansant	40	Vice President, Secretary and Chief Financial Officer

Scott R. Anderson	40	President - Amerimax Building Products, Inc.

Dudley Rowe	44	President - Amerimax Home Products, Inc.

Rob Dresen	48	Managing Director - Euramax Coated Products B.V.

David C. Pugh	53	Managing Director - Ellbee Limited

Aloyse Wagener	55	Managing Director - Euramax Industries S.A.

Nick E. Dowd	45	President - Fabral, Inc.

Stuart M. Wallis	57	Director

Joseph M. Silvestri	41	Director

Richard E. Mayberry, Jr.	49	Director

Ronald A. Collins	31	Director

Rolly van Rappard	41	Director

Paul E. Drack	75	Director

J. David Smith has been Chief Executive Officer and a Director of the Company since September 1996. In March 2002, Mr. Smith was named Chairman of the Board of Directors. Mr. Smith’s career in the fabricated products industry spans thirty years, starting with various operational responsibilities with Howmet Aluminum Corp. (“Howmet Aluminum”). In 1983, Mr. Smith joined Alumax as General Manager of the Building Specialties Division and became President of Alumax Home and Specialty Products Group in 1988.  Mr. Smith became President of Amerimax Fabricated Products in 1990 and was appointed a Vice President of Alumax in 1994.

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

Neil E. Bashore became Executive Vice President of the Company in October 1999. Prior to being appointed Executive Vice President, Mr. Bashore was President and General Manager of Amerimax Home Products, Inc. from 1996 to 1999. From 1993 to 1996, Mr. Bashore served as General Manager of Amerimax Home Products, Inc. From 1981 to 1993, Mr. Bashore served as Manufacturing Manager of Amerimax Home Products, Inc. and has served in other management positions with the Company since 1975. Mr. Bashore retired from the Company in January 2003.

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

Stuart M. Wallis became a director of the Company and non-executive chairman of the Board of Directors in February 1997. Mr. Wallis stepped down as non-executive chairman in March 2002. Mr. Wallis served as Chief Executive for Fisons plc from 1994 to 1995 and is currently Chairman of Communisis plc and Protherics plc, in addition to a number of private companies.

Joseph M. Silvestri became a director of the Company upon consummation of the Transactions. Mr. Silvestri has been employed by Citicorp Venture Capital, Ltd. since 1990 and has been a Vice President since 1995. Mr. Silvestri is a director of Delco Remy, MacDermid and Triumph Group.

Richard E. Mayberry, Jr. became a director of the Company in January 2002. Mr. Mayberry has been employed by Citicorp Venture Capital, Ltd. since 1984 and has been a Managing Director of Citicorp Capital Investors, Ltd. since 1994. Mr. Mayberry is a director of a number of private companies.

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

See “Item 13.  Certain Relationships and Related Transactions - Shareholders Agreement and Articles of Association” below for more information on agreements regarding election of directors. Mr. van Rappard and Mr. Collins are nominees of CVC European Equity Partners, L.P. Mr. Silvestri and Mr. Mayberry are nominees of Citicorp Venture Capital, Ltd.

Item 11.  Executive Compensation

The following table sets forth the aggregate compensation earned by the Company’s executive officers that earned $100,000 or more during the year ended December 27, 2002.

Summary Compensation Table

	Annual Compensation
Name and Principal Position	Year	Salary	Bonus	All Other Compensation

J. David Smith, Chief Executive Officer, President	2002	$431,250	$409,312	$93,388
and Director	2001	395,000	304,059	90,491
	2000	358,750	—	57,126

Jo Cuypers, Executive Vice President	2002	164,981	87,307	52,202
	2001	138,423	56,500	122,166
	2000	129,663	38,967	64,206

Mitchell B. Lewis, Executive Vice President and	2002	245,000	182,901	12,022
Corporate Business Development Director	2001	226,500	139,453	10,635
	2000	198,000	—	6,986

Neil E. Bashore, Executive Vice President	2002	190,000	148,560	249,204
	2001	182,500	112,363	40,944
	2000	165,000	—	143,906

R. Scott Vansant, Vice President, Secretary and	2002	206,000	153,786	11,934
Chief Financial Officer	2001	189,250	116,519	10,555
	2000	166,250	—	6,451

(1)               Excludes certain perquisites received which do not exceed the lessor of $50,000 or ten percent of any named executive officer’s salary and bonus.

(2)               All other compensation for 2002 consists of the Company’s matching contributions to the defined contribution plan, term life insurance, discretionary Company contributions to the defined contribution plan based on age and years of service, and amounts earned for the Supplemental Executive Retirement Plan (“SERP”) as follows: J. David Smith earned $11,099 for term life insurance, $17,500 for the defined contribution plan and $64,789 for the SERP; Jo Cuypers earned $52,202 for term life insurance; Mitchell B. Lewis earned $522 for term life insurance and $11,500 for the defined contribution plan; Neil Bashore earned $911 for term life insurance, $16,900 for the defined contribution plan and $231,393 for the SERP; R. Scott Vansant earned $434 for term life insurance and $11,500 for the defined contribution plan.

The Company has not granted any options or stock appreciation rights.

Retirement Plans

See Note 11 to the Consolidated Financial Statements for a description of the Company’s retirement plans. Additionally, the Company maintains an unfunded supplemental executive retirement plan (the “SERP”) for Mr. Smith and Mr. Bashore that is designed to supplement benefits payable under other plans of the Company. The participants may elect to receive benefits in the form of a lump sum, which is the value equivalent of a life annuity, or a life annuity. The life annuity, paid annually, is $110,000 for Mr. Smith, and $40,000 for Mr. Bashore upon retirement at age 62. Annual benefits payable under the SERP are reduced for participants retiring before age 62.  A participant’s benefits under the SERP are not vested until the earlier of the date the executive attains age 52, dies, becomes totally and permanently disabled, or the occurrence of a change in control. If the employment of Mr. Smith or Mr. Bashore with the Company terminates, for any reason, before his benefits have vested, Mr. Smith and Mr. Bashore will not be entitled to any benefits under the SERP. Mr. Bashore retired from the Company effective January 2003, at which time a lump sum payment under the SERP in the amount $416.0 thousand was made to Mr. Bashore.

Effective January 1, 1999, Messrs. Smith, Cuypers, Lewis, Bashore and Vansant were granted phantom stock awards under the Company’s 1999 Phantom Stock Plan. Each award is equal to 4% of the equity value of the Company, as defined by the Plan, divided by 40,000. The award entitles the participants to receive compensation based on the change in the equity value of the Company between January 1, 1999, the grant date, until, at the latest, January 1, 2004. The awards become fully vested on the earlier of a change in control; a listing of the Company's shares; the death, disability or retirement of the participant; or December 31, 2003. The compensation will be paid out in four equal payments during the first quarter of 2004 through 2007, unless there is a change in control; a listing of the Company's shares; or the death, disability or retirement of the participant; in which case the compensation will be paid out sooner. In 2002, compensation expense of $755.8 thousand was recorded resulting from the benefits accrued by Messrs. Smith, Cuypers, Lewis, Bashore and Vansant. No compensation expense was recorded in 2001 or 2000.

Compensation of Directors

Beginning April 1, 2002, non-executive directors are paid an annual fee of $25,000. Additionally, directors are reimbursed for out-of-pocket expenses incurred in connection with attending meetings.  Prior to April 1, 2002, Mr. Drack was paid an annual fee of $24,000 and Mr. Wallis was paid an annual fee of Pound Sterling 43,333 (approximately $65,000).

Employment Agreements

Mr. Smith is party to an employment agreement with the Company which is renewed on an annual basis. The agreement provides for a minimum annual salary of $450,000 and bonuses based on the achievement of certain operating income and return on asset targets established by the Board of Directors of the Company in consultation with Mr. Smith. Subject to certain exceptions, in the event Mr. Smith is terminated by the Company (other than for cause), Mr. Smith will be entitled to receive his annual salary for a period of twenty-four months following the date of such termination. The employment agreement also requires the Company to maintain benefits for Mr. Smith equal to: (i) basic and supplemental life insurance in total equal to 4-1/2 times base pay, (ii) accidental death and dismemberment insurance equal to 4-1/2 times base pay, and (iii) long-term disability insurance equal to 2/3 base pay plus target bonus.

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

CVC European Equity Partners, L.P.
Hudson House
8-10 Tavistock Street
London WCZE 7PP
United Kingdom	178,115.21		36.4%

Citicorp Venture Capital, Ltd.
399 Park Avenue, 14th Floor
New York, NY 10043	169,680.62		34.7%

BNP Paribas
787 7th Avenue
New York, NY 10019	44,346.80	(1)	9.1%

J. David Smith	8,373.07		1.7%

Mitchell B. Lewis	6,895.47		1.4%

R. Scott Vansant	3,940.27		*

Jo Cuypers	2,955.20		*

Joseph M. Silvestri	4,322.02	(2)	*

Richard E. Mayberry	199.50	(2)	*

Ronald A. Collins	—	(3)	*

Rolly van Rappard	—	(3)	*

Paul E. Drack	779.87		*

Stuart M. Wallis	8,488.76	(4)	1.7%

Executive Officers and Directors as a Group (8 persons)	35,954.16		7.4%

* Less than 1%

(1)               Class B common stock

(2)               Excludes the ownership interests of Messrs. Silvestri and Mayberry in Citicorp Venture Capital, Ltd.

(3)               Excludes the ownership interests of Messrs. Collins and van Rappard in CVC European Equity Partners, L.P.

(4)               Includes the ownership interest of Mr. Wallis in Silverspice Limited.

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

Registration Rights Agreement

The Company entered into a registration rights agreement (the “Registration Agreement”) with certain of the Company’s existing shareholders. Pursuant to the terms of the Registration Agreement, such shareholders have the right to require the Company, at the Company’s sole cost and expense and subject to certain limitations, to register under the Securities Act or list on any internationally recognized stock exchange all or part of the common shares held by such shareholders (the “Registrable Securities”). All such shareholders will be entitled to participate in all registrations by the Company or other shareholders, subject to certain limitations. In connection with all such registrations, the Company has agreed to indemnify all holders of Registrable Securities against certain liabilities, including liabilities under the Securities Act and other applicable state or foreign securities laws. Registrations pursuant to the Registration Agreement will be made, if applicable, on the appropriate registration form and may be underwritten registrations.

Item 14.  Controls and Procedures

Within 90 days prior to the filing of this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer  along with the Company’s Chief Financial Officer concluded that as of December 27, 2002, the Company’s disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms. Further, the Company’s Chairman and Chief Executive

Officer, along with the Company’s Chief Financial Officer, are not aware of any significant changes in disclosure controls and procedures subsequent to December 27, 2002.

Part IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)       The following consolidated financial statements of Euramax International, Inc. and its subsidiaries are included in Part II, Item 8.

(a)(2)                    Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted either because they are not required under the related instructions or because they are inapplicable.

(b)                                 The Company filed no reports on Form 8-K for the quarter ended December 27, 2002.

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

10.13*	U.S. Holdings Guaranty, dated as of September 25, 1996, by Amerimax Holdings, Inc. in favor of the Guaranteed Parties referred to therein

10.15*	U.S. Operating Co. Guaranty, dated as of September 25, 1996, by Amerimax Fabricated Products, Inc. in favor of the Guarantied Parties referred to therein

10.17*	Euramax Assignment Agreement, dated as of September 25, 1996, by Euramax International plc in favor of Banque Paribas, as Agent

10.20*	Dutch Holdings Guaranty, dated as of September 25, 1996, by Euramax European Holdings B.V. in favor of the Guarantied Parties referred to therein

10.21*	Dutch Company Guaranty, dated as of September 25, 1996, by Euramax Netherlands B.V., in favor of the Guarantied Parties referred to therein

10.22*	Dutch Operating Co. Guaranty, dated as of September 25, 1996, by Euramax Europe B.V., in favor of the Guarantied Parties referred to therein

10.23*	Dutch Subsidiary Guaranty, dated as of September 25, 1996, by Euramax Coated Products B.V., in favor of the Guarantied Parties referred to therein

10.26***	Incentive Compensation Plan effective January 1, 1997, by Euramax International Limited

10.27***	Phantom Stock Plan effective January 1, 1999, by Euramax International Limited

10.33*******	Second Amended and Restated Credit Agreement, dated March 15, 2002, among Euramax International, Inc. and its subsidiaries, BNP Paribas (as Agent and Lender) and the Lenders.

10.34*******	Amended and Restated Pledge and Security Agreement, dated March 15, 2002, among Euramax International, Inc. and each other grantor from time to time party thereto and BNP Paribas as Agent

21.1	Subsidiaries of Euramax International, Inc.

*	Incorporated by reference to the Exhibit with the same number in the Registrant’s Registration Statement on Form S-4 (333-05978) which became effective on February 7, 1997.
**	Incorporated by reference to the Exhibit with the same number in the Registrant’s Annual Report on Form 10-K (333-05978) which was filed on March 12, 1998.
***	Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on April 26, 1999.
****	Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on November 3, 1999.
*****	Incorporated by reference to the Exhibit with the same number in the Registrant’s Annual Report on Form 10-K (333-05978) which was filed on March 23, 2000.
******	Incorporated by reference to Exhibit 2.2 in the Registrant’s Current Report on Form 8-K (333-05978) which was filed on April 24, 2000.
*******	Incorporated by reference to the Exhibit with the same number in the Quarterly Report on Form 10-Q (333-05978) which was filed on May 10, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Euramax International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURAMAX INTERNATIONAL, INC.

By:	/s/ J. David Smith	Chief Executive Officer and President
J. David Smith

Dated:  March 21, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Euramax International, Inc. and in the capacities and on the dated indicated.

Signature		Title	Date

By:	/s/ J. David Smith	Chief Executive Officer, President and Director	March 21, 2003
J. David Smith

By:	/s/ R. Scott Vansant	V.P., Secretary and Chief Financial Officer	March 21, 2003
R. Scott Vansant

By:	/s/ Stuart M. Wallis	Director	March 21, 2003
Stuart M. Wallis

By:	/s/ Joseph M. Silvestri	Director	March 21, 2003
Joseph M. Silvestri

By:	/s/ Ronald A. Collins	Director	March 21, 2003
Ronald A. Collins

By:	/s/ Rolly Van Rappard	Director	March 21, 2003
Rolly Van Rappard

By:	/s/ Paul E. Drack	Director	March 21, 2003
Paul E. Drack

CERTIFICATIONS

I, J. David Smith, Chairman and Chief Executive Officer of Euramax International, Inc., certify that:

1.                    I have reviewed this annual report on Form 10-K of Euramax International, Inc.;

2.                    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officers and I have disclosed, based upon our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	By:	/s/ J. David Smith
	Title:	Chairman, Chief Executive Officer and President

I, R. Scott Vansant, Chief Financial Officer of Euramax International, Inc., certify that:

1.                    I have reviewed this annual report on Form 10-K of Euramax International, Inc.;

2.                    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officers and I have disclosed, based upon our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003	By:	/s/ R. Scott Vansant
	Title:	Chief Financial Officer and Secretary

Schedule II

Euramax International, Inc.

Valuation and Qualifying Accounts

Thousands of U.S. Dollars

Description	Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (1)	Deductions (2)	Balance at end of period

For the year ended December 27, 2002 Allowance for doubtful accounts	A/R, net	$(3,938)	$177	$(179)	$427	$(3,513)
For the year ended December 28, 2001 Allowance for doubtful accounts	A/R, net	$(2,973)	$(1,764)	$61	$738	$(3,938)
For the year ended December 29, 2000 Allowance for doubtful accounts	A/R, net	$(2,934)	$(542)	$109	$394	$(2,973)

For the year ended December 27, 2002 Allowance for obsolete inventory	Inventories	$(3,284)	$(2,234)	$(286)	$1,977	$(3,827)
For the year ended December 28, 2001 Allowance for obsolete inventory	Inventories	$(3,276)	$(1,352)	$85	$1,259	$(3,284)
For the year ended December 29, 2000 Allowance for obsolete inventory	Inventories	$(4,126)	$(177)	182	$845	$(3,276)

For the year ended December 27, 2002 Income tax valuation allowance	Deferred income taxes, long-term liability	$(2,525)	$(219)	—	—	$(2,744)
For the year ended December 28, 2001 Income tax valuation allowance	Deferred income taxes, long-term liability	$(1,632)	$(893)	—	—	$(2,525)
For the year ended December 29, 2000 Income tax valuation allowance	Deferred income taxes, long-term liability	$(595)	$(1,037)	—	—	$(1,632)

Note:

(1)                                  Changes due to foreign currency translation adjustment.

(2)                                  Write-off of bad debts, net of recoveries or write off of obsolete inventory.