Form 10-Q
period 2003-03-28
EURAMAX INTERNATIONAL PLC
filed 2003-05-06
CIK 1026743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2003

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

☒ Yes  ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

☐ Yes  ☒ No

As of May 6, 2003, Registrant had outstanding 437,695.64 shares of Class A common stock and 44,346.80 shares of Class B common stock.

Part I - Financial Information

Item 1.  Financial Statements

Euramax International, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Thousands of U.S. Dollars)
(Unaudited)

	Quarters ended
	March 28, 2003	March 29, 2002

Net sales	$146,158	$132,960

Costs and expenses:
Cost of goods sold	117,566	106,258
Selling and general	15,590	14,549
Depreciation and amortization	3,745	3,424
Earnings from operations	9,257	8,729

Interest expense, net	(5,448)	(5,361)
Other income (expense), net	214	(82)
Earnings before income taxes	4,023	3,286
Provision for income taxes	1,581	1,206
Net earnings	$2,442	$2,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Thousands of U.S. Dollars)
(Unaudited)

	March 28, 2003	December 27, 2002
ASSETS
Current assets:
Cash and equivalents	$11,516	$11,646
Accounts receivable, net	99,476	88,508
Inventories	87,454	78,480
Other current assets	8,396	5,081
Total current assets	206,842	183,715
Property, plant and equipment, net	111,803	112,037
Goodwill, net	111,332	110,799
Deferred income taxes	4,961	4,975
Other assets	4,902	4,914
	$439,840	$416,440

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$1,370	$1,880
Accounts payable	71,303	57,104
Accrued expenses and other current liabilities	35,997	34,251
Total current liabilities	108,670	93,235
Long-term debt, less current maturities	202,426	196,972
Deferred income taxes	19,534	19,421
Other liabilities	20,064	20,593
Total liabilities	350,694	330,221
Shareholders’equity:
Common stock	500	500
Additional paid-in capital	53,220	53,220
Treasury stock	(3,460)	(2,056)
Retained earnings	46,881	44,439
Accumulated other comprehensive loss	(7,995)	(9,884)
Total shareholders’ equity	89,146	86,219
	$439,840	$416,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)
(Unaudited)

	Quarters ended
	March 28, 2003	March 29, 2002

Net cash used in operating activities	$(826)	$(10,795)

Cash flows from investing activities:
Proceeds from sales of assets	45	—
Capital expenditures	(3,026)	(1,134)
Net cash used in investing activities	(2,981)	(1,134)

Cash flows from financing activities:
Net borrowings on revolving credit facility	5,444	50,761
Repayment of long-term debt	—	(38,951)
Changes in cash overdrafts	(510)	2,006
Proceeds from settlement of currency swap	—	2,790
Purchase of treasury stock	(1,404)	—
Deferred financing fees	(116)	(1,348)
Net cash provided by financing activities	3,414	15,258

Effect of exchange rate changes on cash	263	(66)

Net (decrease) increase in cash and equivalents	(130)	3,263
Cash and equivalents at beginning of period	11,646	5,897
Cash and equivalents at end of period	$11,516	$9,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Thousands of U.S. Dollars)
(Unaudited)

1.  Basis of Presentation:

For purposes of this report the “Company” refers to Euramax International, Inc. (“Euramax”) and Subsidiaries, collectively.

The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the management of the Company, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Management believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These Condensed Consolidated Financial Statements should be read in conjunction with the year-end Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2002. Operating results for the period ended March 28, 2003, are not necessarily indicative of future results that may be expected for the year ending December 26, 2003.

Per share data has not been presented since such data provides no useful information, as the shares of the Company are closely held.

2.  Summary of Significant Accounting Policies:

For information regarding significant accounting policies, see Note 2 to the Consolidated Financial Statements of the Company for the year ended December 27, 2002, set forth in the Company’s Annual Report on Form 10-K.

The change in goodwill, net from December 27, 2002 to March 28, 2003, is a result of the change in foreign exchange rates used in converting the local currency goodwill balance into U.S. Dollars.

Certain 2002 amounts have been reclassified to conform to current year presentation.

3.  Inventories:

Inventories were comprised of:

	March 28, 2003	December 27, 2002

Raw materials	$65,748	$60,281
Work in process	4,011	2,587
Finished products	17,695	15,612
	$87,454	$78,480

4.  Long-Term Obligations:

Long-term obligations consisted of the following:

	March 28, 2003	December 27, 2002
Credit Agreement:
Revolving Credit Facility	$67,426	$61,972
11.25% Senior Subordinated Notes due 2006	135,000	135,000
	$202,426	$196,972

As of March 28, 2003, an undrawn amount of $42.6 million remained under the Revolving Credit Facility, subject to borrowing base limitations, of which $37.0 million was available.

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

Product Warranties

The Company provides warranties on certain products.  The warranty periods differ depending on the product, but generally range from one year to limited lifetime warranties.  The Company provides accruals for warranties based on historical experience and expectations of future occurrence.  A summary of the changes in the product warranty accrual for the quarter ended March 28, 2003 follows:

Product warranty accrual at December 27, 2002	$2,809
Payments made or service provided	(463)
Warranties issued	672
Changes related to pre-existing warranties	—
Change related to changes in foreign currency exchange rates	27
Product warranty accrual at March 28, 2003	$3,045

6.  Comprehensive Income:

	Quarters ended
	March 28, 2003	March 29, 2002

Net earnings	$2,442	$2,080
Other comprehensive earnings (loss):
Foreign currency translation adjustment	1,922	(426)
Gain (loss) on derivative instruments, net:
Net changes in fair value of derivatives	303	276
Net gains reclassified from OCI into earnings	(336)	(177)

Comprehensive income	$4,331	$1,753

7.  Income Taxes:

The income tax provision for the three months ended March 28, 2003 and March 29, 2002 is computed at the effective rate expected to be applicable for the full year using the statutory rates on a country by country basis.

8.  Segment Information:

For detailed information regarding the Company’s reportable segments, see Note 14 to the Consolidated Financial Statements of the Company for the year ended December 27, 2002, set forth in the Company’s Annual Report on Form 10-K.

Information about reported segments and a reconciliation of total segment sales to total consolidated sales and of total segment EBITDA to total consolidated earnings before income taxes, for the quarters ended March 28, 2003 and March 29, 2002, is as follows:

	Quarters ended
	March 28, 2003	March 29, 2002

Sales
European Roll Coating	$36,663	$32,030
U.S. Fabrication	85,958	85,315
European Fabrication	24,116	16,223
Total segment sales	146,737	133,568

Eliminations	(579)	(608)
Consolidated net sales	$146,158	$132,960

EBITDA
European Roll Coating	$6,119	$4,519
U.S. Fabrication	3,978	6,125
European Fabrication	2,846	1,938
Total EBITDA for reportable segments	12,943	12,582

Expenses that are not segment specific	273	(511)
Depreciation and amortization	(3,745)	(3,424)
Interest expense, net	(5,448)	(5,361)
Consolidated net earnings before income taxes	$4,023	$3,286

Segment assets are not included in the above table because asset information is not reported by segment in the information reviewed by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and addressing performance.

The following table reflects revenues from external customers by groups of similar products for the quarters ended March 28, 2003 and March 29, 2002:

		Quarters ended
Customers/Markets	Primary Products	March 28, 2003	March 29, 2002

Original Equipment Manufacturers (“OEMs”)	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; RV doors, windows and roofing; and composite building panels	$72,737	$64,401

Rural Contractors	Steel and aluminum roofing and siding	20,088	22,286

Home Centers	Raincarrying systems, roofing accessories, windows, doors and shower enclosures	25,466	22,964

Manufactured Housing	Steel siding and trim components	4,505	4,676

Distributors	Metal coils, raincarrying systems and roofing accessories	6,252	4,540

Industrial and Architectural Contractors	Standing seam panels and siding and roofing accessories	5,297	4,107

Home Improvement Contractors	Vinyl replacement windows; metal coils, raincarrying systems; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings	11,813	9,986
		$146,158	$132,960

9.   Subsequent Event:

On April 15, 2003, Citigroup Venture Capital Equity Partners, L.P. ("CVCEP"), an affiliate of ACP Holding Company and Citicorp Venture Capital Ltd. ("CVC"), entered into a definitive purchase agreement with CVC European Equity Partners, L.P. and CVC European Equity Partners (Jersey), L.P. (collectively "CVC Europe"), BNP Paribas, independent directors and certain members of management to purchase all of the shares of the Company held by CVC Europe and BNP Paribas, and a minority portion of the shares held by independent directors and management.  The transaction is pending completion of U.S. and European trade regulation requirements and the consent of the Credit Agreement lenders to effect the change in ownership of the shares.  The consummation of the contemplated transactions do not result in a change in control as defined by the Company's Indenture to the Notes.  The purchase of shares by CVCEP, once completed, will result in CVCEP and CVC collectively owning approximately 88% of the issued and outstanding shares of the Company.  The purchase agreement requires the Company to pay certain of the buyer's and seller's costs associated with the transaction.

10.   Supplemental Condensed Combined Financial Statements:

On September 25, 1996, the Company issued Senior Subordinated Notes due 2006 (the “Notes”). Euramax International Limited, Euramax European Holdings Limited and Euramax European Holdings B.V. are co-obligors under the Notes (the “Co-Obligors”). Euramax International, Inc. has provided a full and unconditional guarantee of the Notes (“Parent Guarantor”). In addition, Amerimax Holdings, Inc., Amerimax Fabricated Products, Inc., Euramax International Holdings Limited and Euramax Continental Limited, holding company subsidiaries of Euramax, have provided full and unconditional guarantees of the Notes (collectively, the “Guarantor Subsidiaries”). The following supplemental condensed combining financial statements as of March 28, 2003 and December 27, 2002, and for the quarters ended March 28, 2003 and March 29, 2002, reflect the financial position, results of operations, and cash flows of each of the Parent Guarantor, the Co-Obligors, and such combined information of the Guarantor Subsidiaries and the non-guarantor subsidiaries, principally the operating subsidiaries, (collectively, the “Non-Guarantor Subsidiaries”). The Co-Obligors and Guarantors are wholly owned subsidiaries of Euramax and are each jointly, severally, fully, and unconditionally liable under the Notes. Separate complete financial statements of each Co-Obligor and Guarantor are not presented because management has determined that they are not material to investors.

	Quarter ended March 28, 2003
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$—	$—	$—	$—	$—	$146,158	$—	$146,158

Costs and expenses:
Cost of goods sold	—	—	—	—	—	117,566	—	117,566
Selling and general	237	63	—	—	(482)	15,772	—	15,590
Depreciation and amortization	—	—	—	—	21	3,724	—	3,745
(Loss) earnings from operations	(237)	(63)	—	—	461	9,096	—	9,257

Equity in earnings of subsidiaries	3,616	3,821	1,315	2,921	5,049	—	(16,722)	—
Interest expense, net	(1,524)	—	(168)	(55)	(2,348)	(1,353)	—	(5,448)
Other (expense) income, net	—	—	(542)	47	—	709	—	214
Earnings before income taxes	1,855	3,758	605	2,913	3,162	8,452	(16,722)	4,023
(Benefit) provision for income taxes	(587)	(19)	(213)	(3)	(454)	2,857	—	1,581

Net earnings	$2,442	$3,777	$818	$2,916	$3,616	$5,595	$(16,722)	$2,442

	Quarter ended March 29, 2002
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$—	$—	$—	$—	$—	$132,960	$—	$132,960

Costs and expenses:
Cost of goods sold	—	—	—	—	—	106,258	—	106,258
Selling and general	277	58	—	—	(43)	14,257	—	14,549
Depreciation and amortization	—	—	—	—	9	3,415	—	3,424
(Loss) earnings from operations	(277)	(58)	—	—	34	9,030	—	8,729

Equity in earnings of subsidiaries	3,121	2,260	829	1,859	4,823	—	(12,892)	—
Interest expense, net	(1,430)	—	(109)	(51)	(2,573)	(1,198)	—	(5,361)
Other (expense) income, net	—	—	(480)	(19)	—	417	—	(82)
Earnings before income taxes	1,414	2,202	240	1,789	2,284	8,249	(12,892)	3,286
(Benefit) provision for income taxes	(666)	(17)	(177)	(18)	(837)	2,921	—	1,206

Net earnings	$2,080	$2,219	$417	$1,807	$3,121	$5,328	$(12,892)	$2,080

	As of March 28, 2003
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	ASSETS
Current assets:
Cash and equivalents	$—	$—	$1	$1	$245	$11,269	$—	$11,516
Accounts receivable, net	—	20	—	—	117	99,339	—	99,476
Inventories	—	—	—	—	—	87,454	—	87,454
Other current assets	1,191	—	—	—	1,583	5,622	—	8,396
Total current assets	1,191	20	1	1	1,945	203,684	—	206,842
Property, plant and equipment, net	—	—	—	—	206	111,597	—	111,803
Amounts due from affiliates	106,091	79,999	54,795	—	156,803	64,914	(462,602)	—
Goodwill, net	—	—	—	—	7,799	103,533	—	111,332
Investment in consolidated subsidiaries	159,299	40,327	(19,172)	46,208	220,018	—	(446,680)	—
Deferred income taxes	—	—	1,021	—	60	3,880	—	4,961
Other assets	—	1,176	321	365	1,235	1,805	—	4,902
	$266,581	$121,522	$36,966	$46,574	$388,066	$489,413	$(909,282)	$439,840
	LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$—	$—	$(901)	$2,271	$—	$1,370
Accounts payable	—	—	—	—	32	71,271	—	71,303
Accrued expenses and other current liabilities	14	2,241	582	(7,470)	(1,671)	42,301	—	35,997
Total current liabilities	14	2,241	582	(7,470)	(2,540)	115,843	—	108,670
Long-term debt, less current maturities	37,216	70,605	27,179	—	39,000	28,426	—	202,426
Amounts due to affiliates	139,133	15,248	21,714	3,646	188,049	94,812	(462,602)	—
Deferred income taxes	712	—	—	—	867	17,955	—	19,534
Other liabilities	—	—	—	—	3,393	16,671	—	20,064
Total liabilities	177,075	88,094	49,475	(3,824)	228,769	273,707	(462,602)	350,694
Shareholders’equity:
Common stock	500	2	78	23	35,001	6,835	(41,939)	500
Additional paid-in capital	65,218	20,726	6,922	9,077	78,485	369,643	(496,851)	53,220
Treasury stock	(3,460)	—	—	—	—	—	—	(3,460)
Retained earnings (deficit)	30,094	19,161	(11,683)	39,283	48,841	(154,643)	75,828	46,881
Accumulated other comprehensive (loss) income	(2,846)	(6,461)	(7,826)	2,015	(3,030)	(6,129)	16,282	(7,995)
Total shareholders’ equity	89,506	33,428	(12,509)	50,398	159,297	215,706	(446,680)	89,146
	$266,581	$121,522	$36,966	$46,574	$388,066	$489,413	$(909,282)	$439,840

	As of December 27, 2002
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
	ASSETS
Current assets:
Cash and equivalents	$—	$—	$1	$1	$181	$11,463	$—	$11,646
Accounts receivable, net	—	14	—	—	121	88,373	—	88,508
Inventories	—	—	—	—	—	78,480	—	78,480
Other current assets	508	—	—	—	308	4,265	—	5,081
Total current assets	508	14	1	1	610	182,581	—	183,715
Property, plant and equipment, net	—	—	—	—	179	111,858	—	112,037
Amounts due from affiliates	102,124	77,552	55,022	—	150,838	70,425	(455,961)	—
Goodwill, net	—	—	—	—	7,799	103,000	—	110,799
Investment in consolidated subsidiaries	153,844	34,800	(20,675)	41,906	213,277	—	(423,152)	—
Deferred income taxes	—	—	1,040	—	60	3,875	—	4,975
Other assets	—	1,260	350	379	1,357	1,568	—	4,914
	$256,476	$113,626	$35,738	$42,286	$374,120	$473,307	$(879,113)	$416,440
	LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$—	$—	$(181)	$2,061	$—	$1,880
Accounts payable	—	—	—	—	159	56,945	—	57,104
Accrued expenses and other current liabilities	(1,222)	250	(158)	(7,230)	(4,623)	47,234	—	34,251
Total current liabilities	(1,222)	250	(158)	(7,230)	(4,645)	106,240	—	93,235
Long-term debt, less current maturities	37,216	70,605	27,179	—	31,700	30,272	—	196,972
Amounts due to affiliates	133,239	14,826	22,117	3,548	189,197	93,034	(455,961)	—
Deferred income taxes	614	—	—	—	798	18,009	—	19,421
Other liabilities	—	—	—	—	3,229	17,364	—	20,593
Total liabilities	169,847	85,681	49,138	(3,682)	220,279	264,919	(455,961)	330,221
Shareholders’equity:
Common stock	500	2	78	23	35,001	6,835	(41,939)	500
Additional paid-in capital	65,218	20,726	6,922	9,077	78,485	369,643	(496,851)	53,220
Treasury stock	(2,056)	—	—	—	—	—	—	(2,056)
Retained earnings (deficit)	27,652	15,384	(12,501)	36,367	45,225	(149,823)	82,135	44,439
Dividends declared	—	—	—	—	—	(10,415)	10,415	—
Accumulated other comprehensive (loss) income	(4,685)	(8,167)	(7,899)	501	(4,870)	(7,852)	23,088	(9,884)
Total shareholders’ equity	86,629	27,945	(13,400)	45,968	153,841	208,388	(423,152)	86,219
	$256,476	$113,626	$35,738	$42,286	$374,120	$473,307	$(879,113)	$416,440

	Quarter ended March 28, 2003
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net cash (used in)/provided by operating activities	$(523)	$2,025	$821	$(29)	$711	$(3,831)	$—	$(826)

Cash flows from investing activities:
Proceeds from sales of assets	—	—	—	—	—	45	—	45
Capital expenditures	—	—	—	—	(47)	(2,979)	—	(3,026)
Net cash used in investing activities	—	—	—	—	(47)	(2,934)	—	(2,981)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit facility	—	—	—	—	7,300	(1,856)	—	5,444
Change in cash overdrafts	—	—	—	—	(720)	210	—	(510)
Purchase of treasury stock	(1,404)	—	—	—	—	—	—	(1,404)
Deferred financing fees	—	—	—	—	(71)	(45)	—	(116)
Due to/from affiliates	1,927	(2,025)	(790)	(18)	(7,109)	8,015	—	—
Net cash provided by/(used in) financing activities	523	(2,025)	(790)	(18)	(600)	6,324	—	3,414

Effect of exchange rate changes on cash	—	—	(31)	47	—	247	—	263

Net increase (decrease) in cash and equivalents	—	—	—	—	64	(194)	—	(130)
Cash and equivalents at beginning of period	—	—	1	1	181	11,463	—	11,646
Cash and equivalents at end of period	$—	$—	$1	$1	$245	$11,269	$—	$11,516

	Quarter ended March 29, 2002
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net cash (used in)/provided by operating activities	$(2,697)	$(1,988)	$(873)	$(29)	$6,450	$(1,243)	$(10,415)	$(10,795)

Cash flows from investing activities:
Capital expenditures	—	—	—	—	(2)	(1,132)	—	(1,134)
Net cash used in investing activities	—	—	—	—	(2)	(1,132)	—	(1,134)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	—	—	—	43,952	6,809	—	50,761
Repayment of long-term debt	—	—	—	—	(33,910)	(5,041)	—	(38,951)
Dividends paid						(10,415)	10,415	—
Change in cash overdrafts	—	—	—	—	(269)	2,275	—	2,006
Proceeds from settlement of currency swap	—	—	—	—	—	2,790	—	2,790
Deferred financing fees	—	—	—	—	(820)	(528)	—	(1,348)
Due to/from affiliates	2,697	1,988	892	4	(15,550)	9,969	—	—
Net cash provided by/(used in) financing activities	2,697	1,988	892	4	(6,597)	5,859	10,415	15,258

Effect of exchange rate changes on cash	—	—	(19)	(21)	170	(196)	—	(66)

Net (decrease) increase in cash and equivalents	—	—	—	(46)	21	3,288	—	3,263
Cash and equivalents at beginning of period	—	—	—	94	11	5,792	—	5,897
Cash and equivalents at end of period	$—	$—	$—	$48	$32	$9,080	$—	$9,160

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere in this document, as well as the year-end Consolidated Financial Statements and Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2002.

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

Financial results for the quarter ended March 28, 2003, compared to the same period of 2002, reflect strong net sales and operating earnings growth in Europe primarily from higher sales of fabricated products to the European transportation industry resulting from new product development, strong demand from customers in the U.K. for bath enclosures and shower doors and the start-up of a program in the U.K. to sell residential doors direct to home centers.  Additionally, efficiency gains at the Corby, England paintline continued to have a positive impact on operating margins. The strengthening of the Euro and British Pound against the U.S. Dollar had a positive impact on net sales and operating earnings in the first quarter of 2003, compared to the first quarter of 2002. U.S. results reflect higher sales of raincarrying products and accessories to home centers and distributors, strong demand for vinyl windows and lattice/awning products from home improvement contractors and continued sales growth of painted aluminum coil to external customers from the Helena, Arkansas paintline. Substantially offsetting the sales growth in the U.S. was soft demand from rural contractors, primarily related to prolonged winter weather, and from R.V. manufacturers. Lower operating margins were realized in the U.S. in the quarter ended March 28, 2003, compared to the quarter ended March 29, 2002, primarily resulting from lower steel sales volume to rural contractors in addition to higher steel costs, partially offset by higher steel selling prices. In addition, higher freight costs reduced operating margins in the quarter ended March 28, 2003, compared to the quarter ended March 29, 2002.

Results of Operations

Quarter Ended March 28, 2003 as Compared to Quarter Ended March 29, 2002

The following table sets forth the Company’s Statements of Earnings Data expressed as a percentage of net sales:

	Quarters ended
	March 28, 2003	March 29, 2002
Statements of Earnings Data:
Net sales	100.0%	100.0%
Costs and expenses:
Cost of goods sold	80.4	79.9
Selling and general	10.7	10.9
Depreciation and amortization	2.6	2.6
Earnings from operations	6.3	6.6
Interest expense, net	(3.7)	(4.0)
Other income (expense), net	0.2	(0.1)
Earnings before income taxes	2.8	2.5
Provision for income taxes	1.1	0.9
Net earnings	1.7%	1.6%

	Net Sales Quarters ended			Earnings from Operations Quarters ended
In thousands	March 28, 2003	March 29, 2002	Increase/ (decrease)	March 28, 2003	March 29, 2002	Increase/ (decrease)

United States	$85,942	$85,315	0.7%	$2,041	$3,927	(48.0)%
Europe	60,216	47,645	26.4%	7,216	4,802	50.3%
Totals	$146,158	$132,960	9.9%	$9,257	$8,729	6.0%

Net Sales. Net sales increased 9.9% to $146.2 million for the quarter ended March 28, 2003, from $133.0 million for the quarter ended March 29, 2002. Net sales in the U.S. increased less than 1.0% to $85.9 million in the quarter ended March 28, 2003, from $85.3 million in the quarter ended March 29, 2002.  This increase in net sales in the U.S. primarily resulted from higher sales to home improvement contractors, distributors and home centers, partially offset by lower sales to rural contractors and RV manufacturers.  For the quarter ended March 28, 2003, compared to the quarter ended March 29, 2002, sales of rain-carrying products to distributors and home centers increased $1.2 million; sales of vinyl windows and lattice/awning products to home improvement contactors increased $1.6 million; and sales of painted aluminum coil to external customers from the Helena, Arkansas paintline increased $748.0 thousand. Partially offsetting these increases were a decrease in sales to rural contractors of $2.6 million and a decrease in sales to RV manufacturers of $383.0 thousand. The Company’s U.S. subsidiaries are included in the U.S. Fabrication Segment (see Note 8 to the Condensed Consolidated Financial Statements).

Net sales in Europe increased 26.4% to $60.2 million for the quarter ended March 28, 2003, from $47.6 million for the quarter ended March 29, 2002. This increase in European net sales includes an increase in net sales in the European Fabrication Segment of $7.9 million or 48.7%, and an increase in net sales in the European Roll Coating Segment of $4.7 million or 14.9% (see Note 8 to the Condensed Consolidated Financial Statements). Sales in the European Fabrication Segment increased primarily from higher sales of residential doors to home centers, bath enclosures and shower doors to customers in the U.K. and sales from France to the European transportation industry. Additionally, the strengthening of the Euro and British Pound against the U.S. Dollar increased the European Fabrication Segment’s sales by $3.5 million in the quarter ended March 28, 2003, compared to the quarter ended March 29, 2002. For the quarter ended March 28, 2003, compared to the quarter ended March 29, 2002, excluding currency impact, sales of residential doors to home centers increased $1.3 million; sales of bath enclosures and shower doors to customers in the U.K. increased $588.0 thousand; and sales from France to the European transportation industry increased $2.5 million. Sales in the European Roll Coating Segment increased primarily from the strengthening of the Euro and British Pound against the U.S. Dollar, in addition to higher sales of painted aluminum coil to European RV manufacturers. Partially offsetting these increases were lower sales of painted aluminum and steel coil to OEMs (excluding RV manufacturers). The strengthening of the Euro and British Pound increased the European Roll Coating Segment’s sales by $5.7 million in the quarter ended March 28, 2003, compared to the quarter ended March 29, 2002. For the quarter ended March 28, 2003, compared to the quarter ended March 29, 2002, excluding currency impact, sales of painted aluminum coil to European RV manufacturers increased by $843.0 thousand; and sales of painted aluminum and steel coil to OEMs (excluding RV manufacturers) decreased by $1.9 million.

Cost of goods sold. Cost of goods sold, as a percentage of net sales, increased to 80.4% for the quarter ended March 28, 2003, from 79.9% for the quarter ended March 29, 2002. The increase is primarily attributable to higher steel costs in the U.S., partially offset by higher steel selling prices, in addition to higher labor and freight costs. Higher labor costs resulted primarily from new product and product expansion initiatives undertaken over the past twelve months.

Selling and general. Selling and general expenses, as a percentage of net sales, decreased to 10.7% for the quarter ended March 28, 2003, from 10.9% for the quarter ended March 29, 2002. The decrease is primarily attributable to higher net sales in the quarter ended March 28, 2003, compared to the quarter ended March 29, 2002.

Depreciation and amortization. Depreciation and amortization, as a percentage of net sales, was 2.6% for the quarters ended March 28, 2003 and March 29, 2002.

Earnings from operations. As noted above, earnings from operations in the U.S. decreased to $2.0 million for the quarter ended March 28, 2003, from $3.9 million for the quarter ended March 29, 2002. Earnings from operations in Europe increased to $7.2 million for the quarter ended March 28, 2003, from $4.8 million for the quarter ended March 29, 2002. The decrease in earnings from operations in the U.S. is largely attributable to lower sales to rural contractors, higher freight and steel costs, partially offset by higher steel selling prices. The increase in earnings from operations in Europe is largely attributable to higher sales from the European Fabrication segment, improved margins on sales from the European Roll Coating segment, improved product mix and the strengthening of the Euro and British Pound against the U.S. Dollar. The strengthening of the Euro and British Pound against the U.S. Dollar increased European earnings from operations by $1.2 million in the quarter ended March 28, 2003, compared to the quarter ended March 29, 2002.

Interest expense, net. Net interest expense was $5.4 million for the quarters ended March 28, 2003 and March 29, 2002. The decline in net interest expense as a result of lower outstanding indebtedness was offset by higher interest rates resulting from refinancing the Credit Agreement on March 15, 2002.

Other income (expense), net. Other income (expense) increased to $213.9 thousand for the quarter ended March 28, 2003, from $(82.1) thousand for the quarter ended March 29, 2002. The increase in other income is the result of the amortization of a gain remaining from the termination of a Pound Sterling swap in January 2002 from OCI into other income in the quarter ended March 28, 2003. In the quarter ended March 29, 2002, the Company recognized foreign exchange losses on unhedged liabilities remeasured into the local currency.

Provision for income taxes. The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The effective rate for the provision for income taxes increased to 39.3% from 36.7% for the quarters ended March 28, 2003 and March 29, 2002, respectively. The increase in the effective rate is primarily due to higher valuation allowances provided in 2003 due to the uncertainty of the future benefit of U.S. state net operating losses.

Liquidity and Capital Resources

Liquidity. The Company’s primary liquidity needs arise from debt service incurred in connection with acquisitions and the funding of capital expenditures. The Company’s liquidity sources at March 28, 2003 include $11.5 million in cash and an undrawn amount of $42.6 million under its revolving credit facility, subject to borrowing base limitations. At March 28, 2003, $37.0 million of the undrawn amount was available.

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

The Company’s primary source of liquidity is funds generated from operations, which are supplemented by borrowings under the Credit Agreement. Net cash used in operating activities for the quarters ended March 28, 2003 and March 29, 2002, were $826.0 thousand and $10.8 million, respectively. The decrease in cash used in operating activities is largely the result of the timing of the interest payment on the Notes. In 2002, the interest payment of $7.5 million occurred in the first quarter, whereas in 2003 the interest payment occurred in the second quarter. The remaining decrease primarily resulted from a larger increase in trade accounts payable in the first quarter of 2003, than in the first quarter of 2002, partially offset by a larger increase in inventories in the first quarter of 2003, than in the first quarter of 2002. The larger increase in trade accounts payable and inventories is due to higher sales volume in the first quarter of 2003, in addition to the timing of payments of trade accounts payable and receipts of inventories.

Net cash used in investing activities increased to $3.0 million for the quarter ended March 28, 2003, from $1.1 million for the quarter ended March 29, 2002. This increase is the result of higher capital expenditures in the quarter ended March 28, 2003, compared to the quarter ended March 29, 2002.

Net cash provided by financing activities decreased to $3.4 million for the quarter ended March 28, 2003, from $15.3 million for the quarter ended March 29, 2002. Cash provided by financing activities typically comes from borrowings on the Credit Agreement. Borrowings on the Credit Agreement were $5.4 million in the quarter ended March 28, 2003, compared to $11.8 million in the quarter ended March 29, 2002. During the quarter ended March 28, 2003, the Company repurchased common stock in the amount of $1.4 million.

The above-noted sources are expected to provide the liquidity required, if necessary, to supplement cash from operations, although no assurance to that effect can be given.

Capital Expenditures. The Company’s capital expenditures were $3.0 million and $1.1 million for the quarters ended March 28, 2003 and March 29, 2002, respectively. Capital expenditures in 2003 include approximately $344.4 thousand for improvements to the paintlines in Helena, Arkansas; Corby, England; and Roermond, The Netherlands; and approximately $1.7 million for several projects related to business expansion. Capital expenditures in 2002 included approximately $160.6 thousand for improvements to the paintlines in Helena, Arkansas; Corby, England; and Roermond, The Netherlands; and approximately $140.7 thousand for several projects related to business expansion. The balance of capital expenditures in both periods related to purchases and upgrades of fabricating equipment, transportation and material moving equipment, and information systems.

The Company has made and will continue to make capital expenditures to comply with environmental laws. The Company estimates that its environmental capital expenditures for 2003 will approximate $900.0 thousand.

Working Capital Management. Working capital was $98.2 million as of March 28, 2003, compared to $90.5 million as of December 27, 2002. The increase in working capital is largely attributable to seasonal demands of the business that result in substantial increases from year end in trade accounts receivable and inventories, partially offset by an increase in trade accounts payable.

Environmental Matters

The Company’s exposure to environmental matters has not changed significantly from the year ended December 27, 2002. For detailed information regarding environmental matters, see “Management’s Discussion and Analysis – Risk Management” set forth in the Company’s Annual Report on Form 10-K for the year ended December 27, 2002.

Note Regarding Forward-Looking Statements:  The Management’s Discussion and Analysis and other sections of this Form 10-Q may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, and management’s beliefs and assumptions. Such forward-looking statements include terminology such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or variations of such words and similar expressions regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements in this report include, but are not limited to: (1) statements regarding the Company’s expectation that its source of liquidity will provide the liquidity required, if necessary, to supplement lower cash flows from operations; (2) statements regarding management’s expectation that the outcome of legal proceedings and claims that have arisen in the ordinary course of business would not reasonably be expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries taken as a whole; and (3) statements regarding management’s belief that the Company’s potential share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses at various hazardous waste disposal sites in which the Company has been named as a defendant in lawsuits or as a potentially responsible party are not material and that the reasonably probable outcome of these matters will not materially exceed established reserves and will not have a material impact on the future financial position, net earnings or cash flows of the Company. These forward-looking statements are based on a number of assumptions that could ultimately prove inaccurate, and, therefore, there can be no assurance that they will prove to be accurate.  All such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause future financial performance to differ materially and significantly from past results and from those expressed or implied in this document include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), changes in business strategy or development plans, the cyclical demand for the Company’s products, the supply and/or price of aluminum and other raw materials, currency exchange rate fluctuations, environmental regulations, availability of financing, competition, reliance on key management personnel, ability to manage growth, loss of customers, and a variety of other factors. For further information on these and other risks, see the “Risk Factors” section of Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 27, 2002, as well as the Company’s other filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly its forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The following discussion about the Company’s risk-management activities includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statement. See “Note Regarding Forward Looking Statements” for additional information regarding the Private Securities Litigation Reform Act. The Company’s management of market risk from changes in interest rates, exchange rates and commodity prices has not changed from the year ended December 27, 2002. For detailed information regarding the Company’s risk management, see “Management’s Discussion and Analysis – Risk Management” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” set forth in the Company’s Annual Report on Form 10-K for the year ended December 27, 2002.

Interest Rate Risk

This analysis presents the hypothetical loss in fair value and increase in interest expense of those financial instruments and derivative instruments held by the Company at March 28, 2003, which are sensitive to changes in interest rates. All other factors remaining unchanged, a hypothetical 10 percent increase in interest rates would decrease the fair value of the Company’s fixed-rate, long-term debt outstanding at March 28, 2003, by approximately $4.1 million, based upon the use of a discounted cash flow model, as compared to a hypothetical decrease in fair value of approximately $4.4 million at December 27, 2002.

A hypothetical 10 percent increase in interest rates for one year on the Company’s variable rate financial instruments and derivative instruments would increase interest expense by approximately $301.2 thousand as calculated at March 28, 2003, compared to a hypothetical increase in interest expense of approximately $298.8 thousand as calculated at December 27, 2002.

Foreign Currency Exchange Risk

This analysis presents the hypothetical increase in foreign exchange loss and increase in interest expense related to those financial instruments and derivative instruments held by the Company at March 28, 2003 that are sensitive to changes in foreign currency exchange risks. A hypothetical 10 percent decrease in foreign currency exchange rates would increase the Company’s foreign exchange loss by approximately $158.0 thousand for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in foreign exchange loss of approximately $151.5 thousand for the year ended December 27, 2002.

All other factors remaining unchanged, a hypothetical 10 percent increase in foreign currency exchange rates for one year would increase interest expense by approximately $705.5 thousand as calculated at March 28, 2003, for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in interest expense of approximately $803.9 thousand as calculated at December 27, 2002.

Item 4.  Controls and Procedures

Within 90 days prior to the filing of the Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairman and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that as of the evaluation date, the Company’s disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms. Further, the Company’s Chairman and Chief Executive Officer, along with the Company’s Chief Financial Officer, are not aware of any significant changes in disclosure controls and procedures subsequent to the evaluation date.

Part II - Other Information

Item 1.  Legal Proceedings.

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

Item 2.  Changes in Securities and Use of Proceeds.

                None

Item 3.  Defaults Upon Senior Securities.

                None

Item 4.  Submission of Matters to a Vote of Security Holders.

                None

Item 5.  Other Information.

                None

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits:

None

(b)           The Company filed no reports on Form 8-K during the three months ended March 28, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Euramax International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURAMAX INTERNATIONAL, INC.

Signature	Title	Date

/s/ J. DAVID SMITH	Chairman, Chief Executive Officer	May 6, 2003
J. David Smith	and President

/s/ R. SCOTT VANSANT	Chief Financial Officer and Secretary	May 6, 2003
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

Date: May 6, 2003	By:	/s/ J. David Smith
	Title:	Chairman, Chief Executive Officer and President

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

Date: May 6, 2003	By:	/s/ R. Scott Vansant
	Title:	Chief Financial Officer and Secretary