Form 10-Q
period 2003-06-27
EURAMAX INTERNATIONAL PLC
filed 2003-08-11
CIK 1026743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2003

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

☒ Yes  ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Rule 12b-2).

☐ Yes  ☒ No

As of August 11, 2003, Registrant had outstanding 492,495.79 shares of Class A common stock and no shares of Class B common stock.

Part I - Financial Information

Item 1.  Financial Statements

Euramax International, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Thousands of U.S. Dollars)

(Unaudited)

	Predecessor		Successor	Predecessor		Successor
	Three months ended June 28, 2002	Two months ended May 23, 2003	One month ended June 27, 2003	Six months ended June 28, 2002	Five months ended May 23, 2003	One month ended June 27, 2003

Net sales	$171,668	$114,457	$77,194	$304,628	$260,615	$77,194

Costs and expenses:
Cost of goods sold	132,859	90,854	63,904	239,117	208,420	63,904
Selling and general	16,400	10,563	8,159	30,949	26,153	8,159
Depreciation and amortization	3,025	2,531	1,571	6,449	6,276	1,571
Earnings from operations	19,384	10,509	3,560	28,113	19,766	3,560

Interest expense, net	(5,872)	(3,678)	(1,843)	(11,233)	(9,126)	(1,843)
Other income (expense), net	624	292	(26)	542	506	(26)
Earnings before income taxes	14,136	7,123	1,691	17,422	11,146	1,691
Provision for income taxes	5,576	2,673	562	6,782	4,254	562
Net earnings	$8,560	$4,450	$1,129	$10,640	$6,892	$1,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Thousands of U.S. Dollars)

(Unaudited)

	Predecessor December 27, 2002	Successor June 27, 2003
ASSETS
Current assets:
Cash and equivalents	$11,646	$10,918
Accounts receivable, net	88,508	120,325
Inventories	78,480	90,374
Other current assets	5,081	8,438
Total current assets	183,715	230,055
Property, plant and equipment, net	112,037	129,582
Goodwill, net	110,799	160,406
Deferred income taxes	4,975	4,831
Other assets	4,914	5,740
	$416,440	$530,614

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$1,880	$1,487
Accounts payable	57,104	74,111
Accrued expenses and other current liabilities	34,251	47,039
Total current liabilities	93,235	122,637
Long-term debt, less current maturities	196,972	208,020
Deferred income taxes	19,421	23,560
Other liabilities	20,593	27,731
Total liabilities	330,221	381,948
Shareholders’equity:
Common stock	500	500
Additional paid-in capital	53,220	155,495
Treasury stock	(2,056)	(1,964)
Restricted stock	—	(3,764)
Retained earnings	44,439	1,129
Accumulated other comprehensive loss	(9,884)	(2,730)
Total shareholders’ equity	86,219	148,666
	$416,440	$530,614

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Thousands of U.S. Dollars)

(Unaudited)

	Predecessor		Successor
	Six months ended June 28, 2002	Five months ended May 23, 2003	One month ended June 27, 2003

Net cash provided by (used in) operating activities	$549	$(12,045)	$11,924

Cash flows from investing activities:
Proceeds from sales of assets	24	35	44
Capital expenditures	(2,566)	(4,944)	(789)
Net cash used in investing activities	(2,542)	(4,909)	(745)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit facility	40,004	18,264	(11,153)
Repayment of long-term debt	(38,951)	—	—
Changes in cash overdrafts	1,229	2,603	(2,995)
Proceeds from settlement of currency swap	2,790	—	—
Issuance of common stock from shares held in treasury	—	—	353
Purchase of treasury stock	—	(2,556)	(80)
Deferred financing fees	(1,495)	(116)	(242)
Net cash provided by (used in) financing activities	3,577	18,195	(14,117)

Effect of exchange rate changes on cash	1,881	778	191

Net increase (decrease) in cash and equivalents	3,465	2,019	(2,747)
Cash and equivalents at beginning of period	5,897	11,646	13,665
Cash and equivalents at end of period	$9,362	$13,665	$10,918

Euramax International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Thousands of U.S. Dollars)

(Unaudited)

1.  Basis of Presentation:

For purposes of this report the “Company” refers to Euramax International, Inc. (“Euramax”) and Subsidiaries, collectively.

The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the management of the Company, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature, except for the 2003 Shareholder Transaction described in Note 2, unless otherwise disclosed. Management believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These Condensed Consolidated Financial Statements should be read in conjunction with the year-end Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2002. The Company's sales are somewhat seasonal, with the second and third quarters typically accounting for the highest sales volumes. Operating results for the period ended June 27, 2003, are not necessarily indicative of future results that may be expected for the year ending December 26, 2003.

Per share data has not been presented since such data provides no useful information, as the shares of the Company are closely held.

Certain 2002 amounts have been reclassified to conform to current year presentation.

2.  2003 Shareholder Transaction

On April 15, 2003, Citigroup Venture Capital Equity Partners, L.P. (“CVCEP”) and Citicorp Venture Capital Ltd. (“CVC”), entered into a definitive purchase agreement with CVC European Equity Partners, L.P. and CVC European Equity Partners (Jersey), L.P. (collectively “CVC Europe”), BNP Paribas, independent directors and certain members of management to purchase, for approximately $106.0 million, all of the shares of the Company held by CVC Europe and BNP Paribas, and a portion of the shares held by independent directors and management (“2003 Shareholder Transaction”). The 2003 Shareholder Transaction was completed on June 12, 2003, with CVCEP purchasing 265,762.48 shares of the Company's Class A Common Stock. After the completion of this transaction CVCEP and CVC collectively owned approximately 88.5% of the issued and outstanding shares of the Company, with management of CVCEP and directors and management of the Company holding the remaining shares. Prior to the 2003 Shareholder Transaction, CVC owned approximately 34.5% of the issued and outstanding shares of the Company. This substantial change in ownership arising from CVCEP's acquisition of the Company's stock, together with the Company's subsequent issuance of senior subordinated notes (see Note 12), required that the purchase price paid in excess of the book value of the Company's equity acquired be allocated under the purchase method of accounting to the assets and liabilities of the Company based upon a percentage of their fair values proportional to the percentage of the ownership change. The allocation was based upon preliminary estimates by management of the fair market values of identifiable assets and liabilities, with the remainder allocated to goodwill. The liabilities assumed included approximately $3.4 million of fees related to the transaction, which were paid by the Company on behalf of its shareholders. The Company is currently completing valuations of its assets. The final allocation of the purchase price, which is subject to revision when valuations are completed, may materially differ from the preliminary estimates. The goodwill generated from this transaction is not deductible for income tax purposes. The purchase price has been allocated as follows:

Purchase price	$105,981
Less: Company equity acquired	53,628
Increase in basis	$52,353

Allocation of increase in basis
Record fair value of inventories	$4,000
Record fair value of property, plant and equipment	16,000
Record fair value of senior subordinated notes	(2,040)
Record fair value of pension liability	(6,987)
Record fair value of deferred financing fees	(1,000)
Record fair value of patent (15 year life)	2,500
Transaction fees	(3,350)
Record deferred income taxes for effect of step-up in basis of assets	(4,864)
Increase to goodwill, net	48,094
$52,353

The following unaudited pro-forma information presents the results of operations of the Company as if the 2003 Shareholder Transaction had occurred as of the beginning of the period presented. The pro-forma information is not necessarily indicative of what would have occurred had the acquisitions been made as of such period, nor is it indicative of future results of operations. The pro-forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, liabilities assumed, amortization of property, plant and equipment, intangibles and restricted stock, incurrence of the advisory fees owed to CVC Management and income taxes.

	Three months ended	Two months ended	One month ended	Six months ended	Five months ended	One month ended
	June 28, 2002	May 23, 2003	June 27, 2003	June 28, 2002	May 23, 2003	June 27, 2003

Pro-forma net sales	$171,668	$114,457	$77,194	$304,628	$260,615	$77,194

Pro-forma net earnings	8,101	4,157	990	9,785	6,197	990

3.  Summary of Significant Accounting Policies:

For information regarding significant accounting policies, see Note 2 to the Consolidated Financial Statements of the Company for the year ended December 27, 2002, set forth in the Company’s Annual Report on Form 10-K.

Goodwill

Goodwill increased $48.1 million from December 27, 2002 to June 27, 2003 as a result of applying the purchase method of accounting to the 2003 Shareholder Transaction, as described in Note 2. The remaining change in goodwill is a result of the change in foreign exchange rates used in converting the local currency goodwill balance into U.S. Dollars.

Stock Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company has elected to apply APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options issued under its equity compensation plan (see Note 10). Had compensation expense related to these stock options been determined based upon the fair value method under SFAS No. 123, net income would have been impacted as follows:

	Predecessor		Successor	Predecessor		Successor
	Three months ended June 28, 2002	Two months ended May 23, 2003	One month ended June 27, 2003	Six months ended June 28, 2002	Five months ended May 23, 2003	One month ended June 27, 2003

Net income, as reported	$8,560	$4,450	$1,129	$10,640	$6,892	$1,129
Add: Stock-based employee compensation cost included in reported net income, net of related tax effects	—	—	143	—	—	143
Less: Total stock-based employee compensation expense determined under fair value method for all awards, not of related tax effects	—	—	(1,071)	—	—	(1,071)
Pro forma net income	$8,560	$4,450	$201	$10,640	$6,892	$201

The fair value of each option is estimated using the Black-Scholes option-pricing model using a risk free interest rate of 3.20%, an expected option life of 5 years, no volatility and no dividends.

Recent Accounting Pronouncements

In April 2002, the FASB issued Statement No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). Among other items, SFAS No. 145 updates and clarifies existing accounting pronouncements related to reporting gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 became effective for the Company on the first day of fiscal year 2003. The Company expects to record other expense, net of tax, of approximately $1.5 million representing unamortized deferred financing fees and the amount paid in excess of the carrying value of the retired debt, related to the senior subordinated notes purchased or redeemed as described in Note 12. Prior to the adoption of SFAS No. 145 the Company would have recognized this amount as an extraordinary loss, net of tax.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the pro forma effect on net income had the fair value of the options been expensed. The disclosure requirements of SFAS No. 148 became effective at its issuance. The adoption of SFAS No. 148 is not expected to have a material impact on the Company’s financial position or results of operations in fiscal year 2003.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses consolidation of variable interest entities.  FIN 46 requires a variable interest entity to be consolidated by a parent company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  For older entities, these requirements will begin to apply in the first fiscal year or interim period beginning after June 15, 2003.  The Company is currently evaluating FIN 46, but the adoption of FIN 46 is not expected to have a material impact on the Company’s financial position or results of operations in fiscal year 2003.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149”). SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company’s financial position or results of operations in fiscal year 2003.

4.  Inventories:

Inventories were comprised of:

	Predecessor December 27, 2002	Successor June 27, 2003

Raw materials	$60,281	$65,002
Work in process	2,587	5,884
Finished products	15,612	19,488
	$78,480	$90,374

Inventories are net of related reserves totaling $3,827 at December 27, 2002 and $3,629 at June 27, 2003.

5.  Long-Term Obligations:

Long-term obligations consisted of the following:

	Predecessor December 27, 2002	Successor June 27, 2003
Credit Agreement:
Revolving Credit Facility	$61,972	$70,980
11.25% Senior Subordinated Notes due 2006	135,000	137,040
	$196,972	$208,020

As of June 27, 2003, $39.0 million was available under the Revolving Credit Facility.

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

Product Warranties

The Company provides warranties on certain products. The warranty periods differ depending on the product, but generally range from one year to limited lifetime warranties. The Company provides accruals for warranties based on historical experience and expectations of future occurrence. A summary of the changes in the product warranty accrual follows:

	Predecessor	Successor
	Two months ended May 23, 2003	One month ended June 27, 2003

Beginning balance	$3,045	$3,394
Payments made or service provided	(257)	(240)
Warranties issued	447	429
Change related to changes in foreign currency exchange rates	159	(47)

Ending balance	$3,394	$3,536

7.  Comprehensive Income:

	Predecessor		Successor	Predecessor		Successor
	Three months ended June 28, 2002	Two months ended May 23, 2003	One month ended June 27, 2003	Six months ended June 28, 2002	Five months ended May 23, 2003	One month ended June 27, 2003

Net earnings	$8,560	$4,450	$1,129	$10,640	$6,892	$1,129
Other comprehensive earnings (loss):
Foreign currency translation adjustment	4,930	5,000	(2,638)	4,504	6,922	(2,638)
Gain (loss) on derivative instruments, net:
Net changes in fair value of derivatives	(1,629)	(627)	(228)	(1,353)	(324)	(228)
Net gains reclassified from OCI into earnings	1,431	759	136	1,254	423	136

Comprehensive income (loss)	$13,292	$9,582	$(1,601)	$15,045	$13,913	$(1,601)

8.  Income Taxes:

The income tax provision for the one month ended June 27, 2003, five months ended May 23, 2003 and the six months ended June 28, 2002 is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country by country basis.

9.  Segment Information:

For detailed information regarding the Company’s reportable segments, see Note 14 to the Consolidated Financial Statements of the Company for the year ended December 27, 2002, set forth in the Company’s Annual Report on Form 10-K.

Information about reported segments and a reconciliation of total segment sales to total consolidated sales and of total segment EBITDA to total consolidated earnings before income taxes, for the periods indicated, is as follows:

	Predecessor		Successor	Predecessor		Successor
	Three months ended June 28, 2002	Two months ended May 23, 2003	One month ended June 27, 2003	Six months ended June 28, 2002	Five months ended May 23, 2002	One month ended June 27, 2003

Sales
European Roll Coating	$33,533	$24,056	$15,660	$65,563	$60,719	$15,660
U.S. Fabrication	121,578	75,107	52,238	206,893	161,065	52,238
European Fabrication	17,280	15,797	9,723	33,503	39,913	9,723
Total segment sales	172,391	114,960	77,621	305,959	261,697	77,621

Eliminations	(723)	(503)	(427)	(1,331)	(1,082)	(427)
Consolidated net sales	$171,668	$114,457	$77,194	$304,628	$260,615	$77,194

EBITDA
European Roll Coating	$4,480	$3,389	$1,487	$8,999	$9,508	$1,487
U.S. Fabrication	17,012	7,783	4,398	23,137	11,761	4,398
European Fabrication	2,107	1,643	1,140	4,045	4,489	1,140
Total EBITDA for reportable segments	23,599	12,815	7,025	36,181	25,758	7,025

Expenses that are not segment specific	(566)	517	(1,920)	(1,077)	790	(1,920)
Depreciation and amortization	(3,025)	(2,531)	(1,571)	(6,449)	(6,276)	(1,571)
Interest expense, net	(5,872)	(3,678)	(1,843)	(11,233)	(9,126)	(1,843)
Consolidated net earnings before income taxes	$14,136	$7,123	$1,691	$17,422	$11,146	$1,691

Segment assets are not included in the above table because such information is not reported by segment in the information reviewed by the chief operating decision maker for purposes of making decisions about allocating resources to the segments and addressing performance.

The following table reflects revenues from external customers by groups of similar products for the periods indicated:

		Predecessor		Successor	Predecessor		Successor
Customers/Markets	Primary Products	Three months ended June 28, 2002	Two months ended May 23, 2003	One month ended June 27, 2003	Six months ended June 28, 2002	Five months ended May 23, 2003	One month ended June 27, 2003

Original Equipment Manufacturers (“OEMs”)	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; RV doors, windows and roofing; and composite building panels	$70,707	$47,552	$29,649	$135,108	$120,289	$29,649

Rural Contractors	Steel and aluminum roofing and siding	33,088	18,892	12,796	56,663	38,980	12,796

Home Centers	Raincarrying systems, roofing accessories, windows, doors and shower enclosures	36,456	25,663	18,941	58,131	51,129	18,941

Manufactured Housing	Steel siding and trim components	6,668	3,526	3,076	11,344	8,031	3,076

Distributors	Metal coils, raincarrying systems and roofing accessories	5,712	5,832	3,747	10,252	12,084	3,747

Industrial and Architectural Contractors	Standing seam panels and siding and roofing accessories	4,381	3,886	2,822	8,488	9,183	2,822

Home Improvement Contractors	Vinyl replacement windows; metal coils, raincarrying systems; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings	14,656	9,106	6,163	24,642	20,919	6,163
		$171,668	$114,457	$77,194	$304,628	$260,615	$77,194

10. Shareholders’ Equity

Common Stock

In connection with the 2003 Shareholder Transaction, the Company converted 44,346.8 shares of Class B Common Stock into Class A Common Stock.  Additionally, the Company issued 883.75 shares of Class A Common Stock to CVCEP from shares held in treasury as described in Note 11 and issued 9,569.6 shares of restricted Class A Common Stock.

Stock Plans

On June 12, 2003, the Company established an equity compensation program, the Euramax International, Inc. 2003 Equity Compensation Plan (“2003 Equity Plan”), for the purpose of attracting and retaining valued employees. Under the 2003 Equity Plan, the Company has granted restricted shares of Class A Common Stock and granted options to purchase shares of Euramax International Class A Common Stock to selected officers and other key employees. The Company has reserved 35,719.6 shares of Class A Common Stock for issuance under the 2003 Equity Plan.

The 2003 Equity Plan is to be administered by a committee designated by the board of directors. The committee will have full authority to act in selecting the eligible employees to whom awards of options or restricted stock may be granted. The committee will determine the times at which such awards of restricted stock or options may be granted, the terms and conditions of awards that may be granted under the 2003 Equity Plan and the terms of agreements which will be entered into with employees designated to participate in the 2003 Equity Plan. However, in no event may the exercise price of any non-qualified options granted under the 2003 Equity Plan be less than the fair market value of the underlying shares on the date of grant.

The 2003 Equity Plan permits the committee to grant both incentive stock options and non-qualified stock options, with all 25,750 options granted in connection with the 2003 Shareholder Transaction being non-qualified stock options. The committee may determine the number of options granted to each participant, the exercise price of each option, the duration of options (not to exceed 10 years), vesting provisions and all other terms and conditions of such options in individual option agreements. The non-qualified stock option grant agreements in effect on the date hereof provide that each participant will vest in 20% of the shares subject to the option grant on each anniversary of the date of grant, until becoming 100% vested after 5 years. Non-qualified stock option grant agreements under the 2003 Equity Plan provide that upon termination of employment with the Company, the exercise period for vested options will generally be limited, except that vested options will be canceled immediately upon a termination for cause. The non-qualified stock option grant agreements provide for the cancellation of all unvested options upon termination of employment with the Company. Under the 2003 Equity Plan, if any option shares subject to an outstanding option grant are forfeited or if the option grant otherwise terminates without exercise, any of these forfeited or terminated option grant shares may be reissued at the discretion of the committee. In connection with the 2003 Shareholder Transaction the Company issued 25,750 options to purchase shares of Class A Common Stock with an exercise price of $400 per share.

Information with respect to option activity under the 2003 Equity Plan is set forth below:

	Options Outstanding	Weighted Average Exercise Price

Balance, December 27, 2002	—	$—
Options granted	25,750	400
Options exercised	—	—
Options forfeited	—	—
Options expired	—	—
Balance, June 27, 2003	25,750	$400

The 2003 Equity Plan also permits the Company to grant participants restricted shares of Class A Common Stock. The committee will determine the number of shares of restricted stock granted to each participant, the period the restricted stock is unvested and subject to forfeiture and all other terms and conditions applicable to such restricted stock in individual restricted stock agreements. The restricted stock agreements in effect on the date hereof provide that the participant will vest in 100% of the restricted shares five years from the date of grant. If an employee voluntarily terminates his or her employment, the employee will forfeit any unvested shares of restricted stock. If employment is terminated for any reason other than voluntary termination, all unvested shares of the restricted stock shall be accelerated as of the date of non-voluntary termination. All shares of restricted stock granted, and all shares acquired upon exercise of options granted, under the 2003 Equity Plan will be subject to the stockholders agreement described in Note 11: Related Party Transactions—Stockholders Agreement. In connection with the 2003 Shareholder Transaction, the Company granted 9,569.6 shares of restricted Class A Common Stock with a fair value of $400 per share.

The 2003 Equity Plan provides that upon a change in control of the Company, all restricted stock awards shall become fully vested, and each unexercised and outstanding option shall become immediately and fully vested and exercisable. All restricted stock awards shall also become fully vested in the event of an initial public offering of the Company’s common stock. Each option that is exercisable immediately prior to the change in control may be canceled in exchange for a payment in cash of an amount equal to the excess of the fair market value of the common stock underlying the option as of the date of the change in control over the exercise price. The committee may also decide that such options be terminated immediately prior to the change in control, provided that the participant fails to exercise the option within a specified period (of at least seven days) following receipt of written notice of the change in control and of the Company’s intention to terminate the option prior to such change in control. Alternatively, the committee may determine that in the event of a change in control, such options shall be assumed by the successor corporation, and shall be substituted with options involving the common stock of the successor corporation with equivalent value and with the terms and conditions of the substituted options being no less favorable that the options granted by the Company.

11.  Related Party Transactions:

2003 Shareholder Transaction (see Note 2)

In connection with the 2003 Shareholder Transaction, the Company sold 883.75 shares of its common stock directly to CVCEP for $353,500. The Company also agreed to pay the out-of-pocket fees and expenses of CVCEP and CVC Europe, which in the aggregate were approximately $3.4 million, and gave certain customary indemnities in favor of CVCEP under the stock purchase agreement. CVCEP is an affiliate of CVC, which owned approximately 34.5% of the Company’s common stock at the time of the 2003 Shareholder Transaction. CVC had subsequently transferred its shares to Court Square Capital Limited (“Court Square”), which, like CVC, is an indirect wholly-owned subsidiary of Citigroup Inc.

Stockholders Agreement

In connection with the 2003 Shareholder Transaction, the Company entered into a stockholders agreement with CVCEP and certain of its affiliates, Court Square, and certain other stockholders consisting of members of the Company’s management and members of CVCEP’s management (“Minority Stockholders”). The stockholders agreement provides that the Company’s Chief Executive Officer will be a member of the Company’s board of directors.

CVCEP will initially be entitled to designate three additional members of the Company’s board of directors and Court Square will initially be entitled to designate two additional members of the Company’s board of directors (these designation rights to be adjusted from time to time to reflect certain changes in the common stock ownership of CVCEP and Court Square).

Under the stockholders agreement, certain corporate actions require the written consent of stockholders holding at least 70% of the Company’s outstanding stock held by all stockholders party to the stockholders agreement. Initially, this will require the written consent of both CVCEP and Court Square. These corporate actions include changes to or issuances of the Company’s equity securities, amendments of organizational documents, payment of dividends, or certain merger or recapitalization transactions. In addition, each action of the board of directors will require the approval of at least one director designated by each of CVCEP and Court Square.

The stockholders agreement generally restricts the transfer of shares of the Company’s common stock. Exceptions to this restriction include transfers to affiliates, transfers to the Company, transfers for estate planning purposes and transfers to family members. In each case, so long as any transferee agrees to be bound by the terms of the stockholders agreement. After an initial public offering, additional exceptions to the transfer restrictions will include sales pursuant to certain registration rights of the stockholders.

Registration Rights Agreement

In connection with their entry into the stockholders agreement, CVCEP, Court Square and the Minority Stockholders have entered into an amended and restated registration rights agreement with the Company. Pursuant to this registration rights agreement, upon the written request of CVCEP or Court Square, the Company has agreed (subject to customary exceptions), on up to three occasions for CVCEP and up to two occasions for Court Square, to prepare and file a registration statement with the SEC concerning the distribution of all or part of the shares held by CVCEP or Court Square, as the case may be, and use its best efforts to cause the registration statement to become effective. If the Company is eligible to use a “short form” registration statement on Form S-2, Form S-3 or any similar form, CVCEP and Court Square may each make unlimited requests for registration for their shares of the Company’s common stock. If at any time the Company files a registration statement for its common stock (other than pursuant to a demand registration by CVCEP or Court Square, a registration statement on Form S-8, Form S-4 or any similar form, or in connection with certain other registrations), it will use its best efforts to allow other parties to the registration rights agreement to have their shares of the Company’s common stock (or a portion of their shares under specified circumstances) included in the offering if the registration form proposed to be used may be used to register the shares. Registration expenses of the selling stockholders (other than underwriting fees, brokerage fees and transfer taxes applicable to the shares sold by such stockholders or the fees and expenses of any accountants or other representatives retained by a selling stockholder) will be paid by the Company. The Company has agreed to indemnify the stockholders against certain customary liabilities in connection with any registration.

Advisory Agreement

In connection with the 2003 Shareholder Transaction, the Company entered into an advisory agreement with CVC Management LLC (“CVC Management”), pursuant to which CVC Management may provide financial, advisory and consulting services to the Company. In exchange for these services, CVC Management will be entitled to an annual advisory fee. CVC Management’s annual advisory fee will be the greater of $0.6 million per year or 1% of the Company’s consolidated EBITDA (as defined in the advisory agreement), plus out-of-pocket expenses. Annual advisory fees in excess of $1.0 million are subject to the consent of the Company’s lenders under the credit facility. Pursuant to the advisory agreement, the Company paid CVC Management a $1.0 million transaction fee in connection with services provided in connection with the 2003 Shareholder Transaction. The Company has also agreed to pay CVC Management a transaction fee in connection with the consummation of each acquisition, divestiture or financing, including any refinancing, by the Company or any of its subsidiaries, in an amount equal to 1% of the value of the transaction, plus reasonable out-of-pocket expenses. This advisory agreement has an initial term of ten years following the close of the 2003 Shareholder Transaction, subject to automatic one year extensions thereafter unless terminated by either party upon written notice 90 days prior to the expiration of the initial term or any extension thereof. The advisory agreement automatically terminates on a change of control or an initial public offering of the Company’s common stock. There are no minimum levels of service required to be provided pursuant to the advisory agreement. The advisory agreement includes customary indemnification provisions in favor of CVC Management.

12.  Subsequent Event:

On July 10, 2003, the Company commenced an offer to purchase and solicitation of consents for the outstanding $135.0 million 11.25% senior subordinated notes due 2006 (“the Notes”) subject to the receipt of a consent from the holders of a majority of the principal amount thereof. On August 6, 2003, the Company issued $200.0 million 8.5% senior subordinated notes due 2011 (“the New Notes”). Pursuant to the Advisory Agreement discussed in Note 11, CVC Management will be paid a $2.0 million transaction fee in connection with the issuance of the New Notes. The Company estimates its proceeds from the issuance of the New Notes, net of debt issuance cost, will be $191.5 million. Euramax International, Inc. and Euramax International Holdings, B.V, a newly formed Netherlands holding company, are each co-obligors on the New Notes. Each of Euramax International, Inc's U.S. subsidiaries are guarantors of the New Notes. On August 8, 2003, the Company used the proceeds of the New Notes to purchase approximately $112.9 million of the Notes that had been validly tendered, for approximately $120.4 million, including interest. Following the purchase of the Notes accepted in the tender offer, approximately $22.1 million in aggregate principal amount of the Notes remained outstanding.  The Company currently intends to call any Notes that remain outstanding effective on October 1, 2003, at which time the redemption price will be 101.875% of principal amount plus accrued interest.

13.  Supplemental Condensed Combined Financial Statements:

On September 25, 1996, the Notes were issued by Euramax International Limited, Euramax European Holdings Limited and Euramax European Holdings B.V. as co-obligors (the “Co-Obligors”). Euramax International, Inc. has provided a full and unconditional guarantee of the Notes (“Parent Guarantor”). In addition, Amerimax Holdings, Inc., Amerimax Fabricated Products, Inc., Euramax International Holdings Limited and Euramax Continental Limited, holding company subsidiaries of the Company, have provided full and unconditional guarantees of the Notes (collectively, the “Guarantor Subsidiaries”). The following supplemental condensed combining financial statements as of June 27, 2003 and December 27, 2002, and for the two months and five months ended May 22, 2003, one month ended June 27, 2003 and three months and six months ended June 28, 2002, reflect the financial position, results of operations, and cash flows of each of the Parent Guarantor, the Co-Obligors, and such combined information of the Guarantor Subsidiaries and the non-guarantor subsidiaries, principally the operating subsidiaries, (collectively, the “Non-Guarantor Subsidiaries”). The Co-Obligors and Guarantors are wholly owned subsidiaries of Euramax and are each jointly, severally, fully, and unconditionally liable under the Notes. Separate complete financial statements of each Co-Obligor and Guarantor are not presented because management has determined that they are not material to investors.

	Predecessor three months ended June 28, 2002
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$—	$—	$—	$—	$—	$171,668	$—	$171,668

Costs and expenses:
Cost of goods sold	—	—	—	—	—	132,859	—	132,859
Selling and general	401	51	—	—	595	15,353	—	16,400
Depreciation and amortization	—	—	—	—	10	3,015	—	3,025
(Loss) earnings from operations	(401)	(51)	—	—	(605)	20,441	—	19,384

Equity in earnings of subsidiaries	9,914	2,821	(1,353)	2,662	12,021	—	(26,065)	—
Interest expense, net	(1,655)	—	(214)	(51)	(2,538)	(1,414)	—	(5,872)
Other income (expense), net	—	—	2,056	179	—	(1,611)	—	624
Earnings before income taxes	7,858	2,770	489	2,790	8,878	17,416	(26,065)	14,136
(Benefit) provision for income taxes	(702)	(16)	553	51	(1,036)	6,726	—	5,576

Net earnings (loss)	$8,560	$2,786	$(64)	$2,739	$9,914	$10,690	$(26,065)	$8,560

	Predecessor two months ended May 23, 2003
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$—	$—	$—	$—	$—	$114,457	$—	$114,457

Costs and expenses:
Cost of goods sold	—	—	—	—	—	90,854	—	90,854
Selling and general	156	42	—	—	(506)	10,871	—	10,563
Depreciation and amortization	—	—	—	—	15	2,516	—	2,531
(Loss) earnings from operations	(156)	(42)	—	—	491	10,216	—	10,509

Equity in earnings of subsidiaries	5,364	1,989	(390)	1,639	5,931	—	(14,533)	—
Interest expense, net	(1,341)	—	(183)	(36)	(1,301)	(817)	—	(3,678)
Other income (expense), net	—	—	1,071	145	—	(924)	—	292
Earnings before income taxes	3,867	1,947	498	1,748	5,121	8,475	(14,533)	7,123
(Benefit) provision for income taxes	(583)	(12)	269	38	(242)	3,203	—	2,673

Net earnings	$4,450	$1,959	$229	$1,710	$5,363	$5,272	$(14,533)	$4,450

	Successor one month ended June 27, 2003
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$—	$—	$—	$—	$—	$77,194	$—	$77,194

Costs and expenses:
Cost of goods sold	—	—	—	—	—	63,904	—	63,904
Selling and general	463	121	—	—	1,276	6,299	—	8,159
Depreciation and amortization	—	—	—	—	7	1,564	—	1,571
(Loss) earnings from operations	(463)	(121)	—	—	(1,283)	5,427	—	3,560

Equity in earnings of subsidiaries	2,190	763	(194)	809	2,941	—	(6,509)	—
Interest expense, net	(812)	—	(24)	(16)	(459)	(532)	—	(1,843)
Other income (expense), net	—	—	196	(58)	—	(164)	—	(26)
Earnings (loss) before income taxes	915	642	(22)	735	1,199	4,731	(6,509)	1,691
(Benefit) provision for income taxes	(214)	(36)	48	(25)	(991)	1,780	—	562

Net earnings (loss)	$1,129	$678	$(70)	$760	$2,190	$2,951	$(6,509)	$1,129

	Predecessor six months ended June 28, 2002
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$—	$—	$—	$—	$—	$304,628	$—	$304,628

Costs and expenses:
Cost of goods sold	—	—	—	—	—	239,117	—	239,117
Selling and general	678	109	—	—	552	29,610	—	30,949
Depreciation and amortization	—	—	—	—	19	6,430	—	6,449
(Loss) earnings from operations	(678)	(109)	—	—	(571)	29,471	—	28,113

Equity in earnings of subsidiaries	13,035	5,081	(524)	4,521	16,844	—	(38,957)	—
Interest expense, net	(3,085)	—	(323)	(102)	(5,111)	(2,612)	—	(11,233)
Other income (expense), net	—	—	1,576	160	—	(1,194)	—	542
Earnings before income taxes	9,272	4,972	729	4,579	11,162	25,665	(38,957)	17,422
(Benefit) provision for income taxes	(1,368)	(33)	376	33	(1,873)	9,647	—	6,782

Net earnings	$10,640	$5,005	$353	$4,546	$13,035	$16,018	$(38,957)	$10,640

	Predecessor five months ended May 23, 2003
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$—	$—	$—	$—	$—	$260,615	$—	$260,615

Costs and expenses:
Cost of goods sold	—	—	—	—	—	208,420	—	208,420
Selling and general	393	105	—	—	(988)	26,643	—	26,153
Depreciation and amortization	—	—	—	—	36	6,240	—	6,276
(Loss) earnings from operations	(393)	(105)	—	—	952	19,312	—	19,766

Equity in earnings of subsidiaries	8,980	5,810	925	4,560	10,980	—	(31,255)	—
Interest expense, net	(2,865)	—	(351)	(91)	(3,648)	(2,171)	—	(9,126)
Other income (expense), net	—	—	529	192	—	(215)	—	506
Earnings before income taxes	5,722	5,705	1,103	4,661	8,284	16,926	(31,255)	11,146
(Benefit) provision for income taxes	(1,170)	(31)	56	35	(696)	6,060	—	4,254

Net earnings	$6,892	$5,736	$1,047	$4,626	$8,980	$10,866	$(31,255)	$6,892

	Predecessor as of December 27, 2002
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$—	$—	$1	$1	$181	$11,463	$—	$11,646
Accounts receivable, net	—	14	—	—	121	88,373	—	88,508
Inventories	—	—	—	—	—	78,480	—	78,480
Other current assets	508	—	—	—	308	4,265	—	5,081
Total current assets	508	14	1	1	610	182,581	—	183,715
Property, plant and equipment, net	—	—	—	—	179	111,858	—	112,037
Amounts due from affiliates	102,124	77,552	55,022	—	150,838	70,425	(455,961)	—
Goodwill, net	—	—	—	—	7,799	103,000	—	110,799
Investment in consolidated subsidiaries	153,844	34,800	(20,675)	41,906	213,277	—	(423,152)	—
Deferred income taxes	—	—	1,040	—	60	3,875	—	4,975
Other assets	—	1,260	350	379	1,357	1,568	—	4,914
	$256,476	$113,626	$35,738	$42,286	$374,120	$473,307	$(879,113)	$416,440
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$—	$—	$(181)	$2,061	$—	$1,880
Accounts payable	—	—	—	—	159	56,945	—	57,104
Accrued expenses and other current liabilities	(1,222)	250	(158)	(7,230)	(4,623)	47,234	—	34,251
Total current liabilities	(1,222)	250	(158)	(7,230)	(4,645)	106,240	—	93,235
Long-term debt, less current maturities	37,216	70,605	27,179	—	31,700	30,272	—	196,972
Amounts due to affiliates	133,239	14,826	22,117	3,548	189,197	93,034	(455,961)	—
Deferred income taxes	614	—	—	—	798	18,009	—	19,421
Other liabilities	—	—	—	—	3,229	17,364	—	20,593
Total liabilities	169,847	85,681	49,138	(3,682)	220,279	264,919	(455,961)	330,221
Shareholders’equity:
Common stock	500	2	78	23	35,001	6,835	(41,939)	500
Additional paid-in capital	65,218	20,726	6,922	9,077	78,485	369,643	(496,851)	53,220
Treasury stock	(2,056)	—	—	—	—	—	—	(2,056)
Retained earnings (deficit)	27,652	15,384	(12,501)	36,367	45,225	(149,823)	82,135	44,439
Dividends declared	—	—	—	—	—	(10,415)	10,415	—
Accumulated other comprehensive loss	(4,685)	(8,167)	(7,899)	501	(4,870)	(7,852)	23,088	(9,884)
Total shareholders’ equity	86,629	27,945	(13,400)	45,968	153,841	208,388	(423,152)	86,219
	$256,476	$113,626	$35,738	$42,286	$374,120	$473,307	$(879,113)	$416,440

	Successor as of June 27, 2003
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$—	$—	$1	$1	$273	$10,643	$—	$10,918
Accounts receivable, net	—	41	—	—	(1)	120,285	—	120,325
Inventories	—	—	—	—	—	90,374	—	90,374
Other current assets	1,191	—	—	—	1,225	6,022	—	8,438
Total current assets	1,191	41	1	1	1,497	227,324	—	230,055
Property, plant and equipment, net	—	—	—	—	205	129,377	—	129,582
Amounts due from affiliates	108,691	79,726	58,781	—	160,985	67,776	(475,959)	—
Goodwill, net	—	—	—	—	7,799	152,607	—	160,406
Investment in consolidated subsidiaries	221,295	68,268	(14,560)	67,841	283,255	—	(626,099)	—
Deferred income taxes	—	—	1,069	—	60	3,702	—	4,831
Other assets	—	489	141	162	1,151	3,797	—	5,740
	$331,177	$148,524	$45,432	$68,004	$454,952	$584,583	$(1,102,058)	$530,614
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$—	$—	$(891)	$2,378	$—	$1,487
Accounts payable	—	—	—	—	319	73,792	—	74,111
Accrued expenses and other current liabilities	1,281	186	(55)	(7,907)	(1,697)	55,231	—	47,039
Total current liabilities	1,281	186	(55)	(7,907)	(2,269)	131,401	—	122,637
Long-term debt, less current maturities	37,778	71,672	27,589	—	47,000	23,981	—	208,020
Amounts due to affiliates	142,692	15,412	24,717	3,603	184,621	104,914	(475,959)	—
Deferred income taxes	712	—	—	—	976	21,872	—	23,560
Other liabilities	—	—	4	—	3,329	24,398	—	27,731
Total liabilities	182,463	87,270	52,255	(4,304)	233,657	306,566	(475,959)	381,948
Shareholders’equity:
Common stock	500	2	78	23	35,001	6,835	(41,939)	500
Additional paid-in capital	155,866	57,470	(5,815)	67,083	177,181	265,207	(561,497)	155,495
Treasury stock	(1,964)	—	—	—	—	—	—	(1,964)
Restricted stock	(3,764)	—	—	—	—	—	—	(3,764)
Retained earnings (deficit)	1,129	678	(70)	760	2,190	2,951	(6,509)	1,129
Accumulated other comprehensive loss	(3,053)	3,104	(1,016)	4,442	6,923	3,024	(16,154)	(2,730)
Total shareholders’ equity	148,714	61,254	(6,823)	72,308	221,295	278,017	(626,099)	148,666
	$331,177	$148,524	$45,432	$68,004	$454,952	$584,583	$(1,102,058)	$530,614

	Predecessor six months ended June 28, 2002
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net cash (used in) provided by operating activities	$(3,641)	$15	$(221)	$(61)	$27,595	$8,289	$(31,427)	$549

Cash flows from investing activities:
Proceeds from sales of assets	—	—	—	—	—	24	—	24
Capital expenditures	—	—	—	—	(96)	(2,470)	—	(2,566)
Net cash used in investing activities	—	—	—	—	(96)	(2,446)	—	(2,542)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit facility	—	—	—	—	41,500	(1,496)	—	40,004
Repayment of long-term debt	—	—	—	—	(33,910)	(5,041)	—	(38,951)
Dividends paid	—	—	—	—	—	(31,427)	31,427	—
Change in cash overdrafts	—	—	—	—	(1,169)	2,398	—	1,229
Proceeds from settlement of currency swap	—	—	—	—	—	2,790	—	2,790
Deferred financing fees	—	—	—	—	(909)	(586)	—	(1,495)
Due to/from affiliates	3,641	(15)	117	(164)	(33,168)	29,589	—	—
Net cash provided by/(used in) financing activities	3,641	(15)	117	(164)	(27,656)	(3,773)	31,427	3,577

Effect of exchange rate changes on cash	—	—	104	160	159	1,458	—	1,881

Net (decrease) increase in cash and equivalents	—	—	—	(65)	2	3,528	—	3,465
Cash and equivalents at beginning of period	—	—	—	94	11	5,792	—	5,897
Cash and equivalents at end of period	$—	$—	$—	$29	$13	$9,320	$—	$9,362

	Predecessor five months ended May 23, 2003
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net cash (used in)/provided by operating activities	$(3,596)	$(703)	$(629)	$(49)	$1,783	$(8,851)	$—	$(12,045)

Cash flows from investing activities:
Proceeds from sales of assets	—	—	—	—	—	35	—	35
Capital expenditures	—	—	—	—	(47)	(4,897)	—	(4,944)
Net cash used in investing activities	—	—	—	—	(47)	(4,862)	—	(4,909)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	—	—	—	16,800	1,464	—	18,264
Change in cash overdrafts	—	—	—	—	(215)	2,818	—	2,603
Purchase of treasury stock	(2,556)	—	—	—	—	—	—	(2,556)
Deferred financing fees	—	—	—	—	(71)	(45)	—	(116)
Due to/from affiliates	6,152	703	649	(140)	(18,190)	10,826	—	—
Net cash provided by/(used in) financing activities	3,596	703	649	(140)	(1,676)	15,063	—	18,195

Effect of exchange rate changes on cash	—	—	(20)	189	—	609	—	778

Net increase in cash and equivalents	—	—	—	—	60	1,959	—	2,019
Cash and equivalents at beginning of period	—	—	1	1	181	11,463	—	11,646
Cash and equivalents at end of period	$—	$—	$1	$1	$241	$13,422	$—	$13,665

	Successor one month ended June 27, 2003
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net cash (used in)/provided by operating activities	$(920)	$609	$311	$(11)	$(1,265)	$13,200	$—	$11,924

Cash flows from investing activities:
Proceeds from sales of assets	—	—	—	—	—	44	—	44
Capital expenditures	—	—	—	—	(22)	(767)	—	(789)
Net cash used in investing activities	—	—	—	—	(22)	(723)	—	(745)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	—	—	—	(1,500)	(9,653)	—	(11,153)
Change in cash overdrafts	—	—	—	—	(495)	(2,500)	—	(2,995)
Issuance of common stock from shares held in treasury	353	—	—	—	—	—	—	353
Purchase of treasury stock	(80)	—	—	—	—	—	—	(80)
Deferred financing fees	—	—	—	—	(148)	(94)	—	(242)
Due to/from affiliates	647	(609)	(313)	69	3,462	(3,256)	—	—
Net cash provided by/(used in) financing activities	920	(609)	(313)	69	1,319	(15,503)	—	(14,117)

Effect of exchange rate changes on cash	—	—	2	(58)	—	247	—	191

Net increase (decrease) in cash and equivalents	—	—	—	—	32	(2,779)	—	(2,747)
Cash and equivalents at beginning of period	—	—	1	1	241	13,422	—	13,665
Cash and equivalents at end of period	$—	$—	$1	$1	$273	$10,643	$—	$10,918

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

The Company is an international producer of value-added aluminum, steel, vinyl and fiberglass fabricated products, with facilities located in all major regions of the United States ("U.S."), as well as in the United Kingdom (“U.K.”), The Netherlands and France. The Company's manufacturing and distribution network consists of 38 strategically located facilities, of which 32 are located in the U.S. and 6 are located in Europe. The Company sells its products principally to two markets, the building and construction market and the transportation market. The Company's core products include specialty coated coils, aluminum recreational vehicle (“RV”) sidewalls, RV doors, farm and agricultural panels, roofing accessories, metal and vinyl raincarrying systems, soffit and fascia systems, and vinyl replacement windows. The Company’s customers include original equipment manufacturers (“OEMs”) such as RV, commercial panel and transportation industry manufacturers; rural contractors; home centers; manufactured housing producers; distributors; industrial and architectural contractors; and home improvement contractors.

The Company's Condensed Consolidated Statements of Earnings and Condensed Consolidated Statements of Cash Flows present the results of the Company for the six months ended June 28, 2002, five months ended May 23, 2003 and one month ended June 27, 2003.  2003 results are presented divided into the predecessor period and successor period as a result of the 2003 Shareholder Transaction described in Note 2 to the Condensed Consolidated Financial Statements.  The discussion of the results of operations below combines the predecessor two months ended May 23, 2003 and the successor one month ended June 27, 2003 for comparison to the predecessor three months ended June 28, 2002, and combines the predecessor five months ended May 23, 2003 and the successor one month ended June 27, 2003 for comparison to the predecessor six months ended June 28, 2002.

The Company achieved record net sales in the three months and six months ended June 27, 2003.  In connection with the 2003 Shareholder Transaction (see Note 2 to the Condensed Consolidated Financial Statements) and subsequent issuance of senior subordinated notes (see Note 12 to the Condensed Consolidated Financial Statements), accounting principles generally accepted in the U.S. required that the purchase price paid in excess of the book value of the Company's equity acquired be allocated to the assets and liabilities of the Company based upon estimates of their fair values.  This application of purchase accounting resulted in increasing the value of inventory at the time of the 2003 Shareholder Transaction by $4.0 million.  This inventory was sold in June 2003 and accordingly $4.0 million was recorded as cost of goods sold.  This amount does not reflect costs incurred or amounts paid by the Company to prepare inventory for sale and accordingly had no affect on the cash flows from operations of the Company.

Results of Operations

Quarter Ended June 27, 2003 as Compared to Quarter Ended June 28, 2002

The following table sets forth the Company’s Statements of Earnings Data expressed as a percentage of net sales:

	Quarters ended
	June 27, 2003(1)	June 28, 2002
Statements of Earnings Data:
Net sales	100.0%	100.0%
Costs and expenses:
Cost of goods sold	80.7	77.4
Selling and general	9.8	9.6
Depreciation and amortization	2.1	1.8
Earnings from operations	7.4	11.2
Interest expense, net	(2.9)	(3.4)
Other income, net	0.1	0.4
Earnings before income taxes	4.6	8.2
Provision for income taxes	1.7	3.2
Net earnings	2.9%	5.0%

	Net Sales Quarters ended			Earnings from Operations Quarters ended
In thousands	June 27, 2003	June 28, 2002	Increase/ (decrease)	June 27, 2003(1)	June 28, 2002	Increase/ (decrease)

United States	$127,345	$121,578	4.7%	$9,029	$14,232	(36.6)%
Europe	64,306	50,090	28.4%	5,040	5,152	(2.2)%
Totals	$191,651	$171,668	11.6%	$14,069	$19,384	(27.4)%

(1) In connection with the 2003 Shareholder Transaction (see Note 2 to the Condensed Consolidated Financial Statements) and subsequent issuance of senior subordinated notes (see Note 12 to the Condensed Consolidated Financial Statements), accounting principles generally accepted in the U.S. required that the purchase price paid in excess of the book value of the Company's equity acquired be allocated to the assets and liabilities of the Company based upon estimates of their fair values.  This application of purchase accounting resulted in increasing the value of inventory at the time of the 2003 Shareholder Transaction by $4.0 million.  This inventory was sold in June 2003 and accordingly $4.0 million was recorded as cost of goods sold.  This amount does not reflect costs incurred or amounts paid by the Company to prepare inventory for sale and accordingly had no affect on the cash flows from operations of the Company for the six months ended June 27, 2003.

Net Sales. For the quarter ended June 27, 2003, net sales were $191.7 million compared to $171.7 million for the quarter ended June 28, 2002, an increase of $20.0 million or 11.6%. Net sales in the U.S. increased 4.7% to $127.3 million for the quarter ended June 27, 2003, from $121.6 million for the quarter ended June 28, 2002. This increase in net sales in the U.S. primarily resulted from higher sales to home centers, distributors, industrial and architectural contractors, rural contractors and home improvement contractors, partially offset by lower sales to RV manufacturers. For the quarter ended June 27, 2003, compared to the quarter ended June 28, 2002, sales of rain-carrying products to home centers, distributors and home improvement contractors increased $4.5 million; sales of fabricated metal roofing and siding to industrial and architectural contractors, home centers and rural contractors increased $3.1 million; and sales of lattice/awning products to home improvement contractors increased $0.9 million. Partially offsetting these increases was a decrease in sales to RV manufacturers of $2.9 million.

Net sales in Europe increased 28.4% to $64.3 million for the quarter ended June 27, 2003, from $50.1 million for the quarter ended June 28, 2002. Approximately $10.0 million of this increase was due to the strengthening of the British Pound and Euro against the U.S. Dollar.  The balance of the increase in net sales in Europe primarily resulted from higher sales to the European transportation industry, European RV manufacturers and U.K. home centers. These increases were partially offset by lower sales of painted aluminum and steel coil to OEMs (excluding RV manufacturers). For the quarter ended June 27, 2003, compared to the quarter ended June 28, 2002, excluding currency impact, sales from France to the European transportation industry increased $2.6 million; sales of painted aluminum coil and doors and windows to European RV manufacturers increased $1.0 million; sales of residential doors to home centers in the U.K. increased $1.1 million; and sales of bath enclosures and shower doors to customers in the U.K. increased $0.5 million. Partially offsetting these increases was a decrease in sales of painted aluminum and steel coil to OEMs (excluding RV manufacturers) of $0.5 million.

Cost of goods sold. Cost of goods sold, as a percentage of net sales, increased to 80.7% for the quarter ended June 27, 2003, from 77.4% for the quarter ended June 28, 2002. This increase is primarily attributable to the $4.0 million write-up in inventories resulting from the application of the purchase method of accounting associated with the 2003 Shareholder Transaction (see Note 2 to the Condensed Consolidated Financial Statements). The $4.0 million write-up was recognized in cost of goods sold in June 2003. The remaining increase is largely attributable to higher aluminum and steel costs, partially offset by higher aluminum and steel selling prices, in addition to higher labor and utility costs. Higher labor costs resulted primarily from new product and product expansion initiatives undertaken over the past twelve months.

Selling and general. Selling and general expenses were $18.7 million in the quarter ended June 27, 2003, compared to $16.4 million in the quarter ended June 28, 2002. This increase largely resulted from higher compensation expense due to bonus payments of $1.4 million associated with the 2003 Shareholder Transaction (see Note 2 to the Condensed Consolidated Financial Statements), together with  higher net sales in the quarter ended June 27, 2003, compared to the quarter ended June 28, 2002.

Depreciation and amortization. Depreciation and amortization was $4.1 million for the quarter ended June 27, 2003, compared to $3.0 million for the quarter ended June 28, 2002. This increase primarily resulted from a stronger Euro and British Pound compared to the U.S. Dollar in 2003, in addition to depreciation on capital expenditures that occurred in the last six months of 2002 and the first six months of 2003 and on the increase in basis that resulted from the 2003 Shareholder Transaction.

Earnings from operations. Earnings from operations of  $14.1 million for the quarter ended June 27, 2003 reflect $4.0 million charged to expense resulting from the application of purchase accounting.  Earnings from operations declined for the reasons stated above and also due to advisory fees of approximately $0.4 million payable to CVC Management LLC (see Note 11 to the Condensed Consolidated Financial Statements).

Earnings from operations in the U.S. decreased to $9.0 million for the quarter ended June 27, 2003, from $14.2 million for the quarter ended June 28, 2002. U.S. earnings from operations in the second quarter of 2003 were reduced by $2.7 million of the $4.0 million write-up in inventories, in addition to $0.9 million of the $1.4 million of additional compensation expense. The remaining decline in U.S. earnings from operations compared to prior year was largely attributable to the decline in sales to U.S. RV manufacturers, along with higher labor, freight and utility costs.

Earnings from operations in Europe decreased to $5.0 million for the quarter ended June 27, 2003, from $5.2 million for the quarter ended June 28, 2002. European earnings from operations in the second quarter of 2003 were reduced by $1.3 million of the $4.0 million write-up in inventories, in addition to $0.5 million of the $1.4 million of additional compensation expense. Substantially offsetting the negative impact of these items on earnings from operations in Europe were higher sales from the European Fabrication segment, improved margins on sales from the European Roll Coating segment and the strengthening of the Euro and British Pound against the U.S. Dollar. The strengthening of the Euro and British Pound against the U.S. Dollar increased European earnings from operations by $1.0 million in the quarter ended June 27, 2003, compared to the quarter ended June 28, 2002.

Interest expense, net. Net interest expense was $5.5 million for the quarter ended June 27, 2003, compared to $5.9 million for the quarter ended June 28, 2002. The decline in net interest expense is a result of lower outstanding indebtedness and lower interest rates in the quarter ended June 27, 2003, compared to the quarter ended June 28, 2002.

Other income, net. Other income decreased to $0.3 million for the quarter ended June 27, 2003, from $0.6 million for the quarter ended June 28, 2002. This decrease resulted from lower foreign exchange gains on unhedged assets or liabilities recognized in the quarter ended June 27, 2003, compared to the quarter ended June 28, 2002.

Provision for income taxes. The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The effective rate for the provision for income taxes decreased to 36.7% from 39.4% for the quarters ended June 27, 2003 and June 28, 2002, respectively. The decrease in the effective tax rate is primarily due to a greater proportion of earnings in 2003 in Europe, where the Company has a lower effective tax rate.

Six Months Ended June 27, 2003 as Compared to Six Months Ended June 28, 2002

The following table sets forth the Company’s Statements of Earnings Data expressed as a percentage of net sales:

	Six months ended
	June 27, 2003(1)	June 28, 2002
Statements of Earnings Data:
Net sales	100.0%	100.0%
Costs and expenses:
Cost of goods sold	80.6	78.5
Selling and general	10.2	10.2
Depreciation and amortization	2.3	2.1
Earnings from operations	6.9	9.2
Interest expense, net	(3.2)	(3.7)
Other income, net	0.1	0.2
Earnings before income taxes	3.8	5.7
Provision for income taxes	1.4	2.2
Net earnings	2.4%	3.5%

	Net Sales Six months ended			Earnings from Operations Six months ended
In thousands	June 27, 2003	June 28, 2002	Increase/ (decrease)	June 27, 2003(1)	June 28, 2002	Increase/ (decrease)

United States	$213,287	$206,893	3.1%	$11,070	$18,159	(39.0)%
Europe	124,522	97,735	27.4%	12,256	9,954	23.1%
Totals	$337,809	$304,628	10.9%	$23,326	$28,113	(17.0)%

(1) In connection with the 2003 Shareholder Transaction (see Note 2 to the Condensed Consolidated Financial Statements) and subsequent issuance of senior subordinated notes (see Note 12 to the Condensed Consolidated Financial Statements), accounting principles generally accepted in the U.S.  required that the purchase price paid in excess of the book value of the equity acquired be allocated to the assets and liabilities of the Company based upon their fair values. This application of purchase accounting resulted in increasing the value of inventory at the time of the 2003 Shareholder Transaction by $4.0 million.  This inventory was sold in June 2003 and accordingly $4.0 million was recorded as cost of goods sold.  This amount does not reflect costs incurred or amounts paid by the Company to prepare inventory for sale and accordingly had no affect on the cash flows from operations of the Company.

Net Sales. For the six months ended June 27, 2003, net sales were $337.8 million compared to $304.6 million for the six months ended June 28, 2002, an increase of $33.2 million or 10.9%. Net sales in the U.S. increased 3.1% to $213.3 million for the six months ended June 27, 2003, from $206.9 million for the six months ended June 28, 2002. This increase in net sales in the U.S. primarily resulted from higher sales to home centers, distributors, industrial and architectural contractors and home improvement contractors, partially offset by lower sales to RV manufacturers and rural contractors. For the six months ended June 27, 2003, compared to the six months ended June 28, 2002, sales of rain-carrying products to home centers, distributors and home improvement contractors increased $5.5 million; sales of fabricated metal roofing and siding to industrial and architectural contractors and home centers increased $2.8 million; sales of vinyl windows and lattice/awning products to home improvement contractors increased $2.5 million.

Partially offsetting these increases were decreases in sales to RV manufacturers of $3.2 million and to rural contractors of $2.1 million.

Net sales in Europe increased 27.4% to $124.5 million for the six months ended June 27, 2003, from $97.7 million for the six months ended June 28, 2002. Approximately $19.3 million of this increase was due to the strengthening of the British Pound and the Euro against the U.S. Dollar.  The balance of the increase in net sales in Europe primarily resulted from higher sales to the European transportation industry, European RV manufacturers and U.K. home centers. These increases were partially offset by lower sales of painted aluminum and steel coil to OEMs (excluding RV manufacturers). For the six months ended June 27, 2003, compared to the six months ended June 28, 2002, excluding currency impact, sales from France to the European transportation industry increased $5.0 million; sales of painted aluminum coil and doors and windows to European RV manufacturers increased $2.2 million; sales of residential doors to home centers in the U.K. increased $2.3 million; and sales of bath enclosures and shower doors to customers in the U.K. increased $1.1 million. Partially offsetting these increases was a decrease in sales of painted aluminum and steel coil to OEMs (excluding RV manufacturers) of $2.4 million.

Cost of goods sold. Cost of goods sold, as a percentage of net sales, increased to 80.6% for the six months ended June 27, 2003, from 78.5% for the six months ended June 28, 2002. This increase is primarily attributable to the $4.0 million write-up in inventories resulting from the application of the purchase method of accounting associated with the 2003 Shareholder Transaction (see Note 2 to the Condensed Consolidated Financial Statements). The $4.0 million write-up was recognized in cost of goods sold in June 2003. The remaining increase is largely attributable to higher steel costs, partially offset by higher steel selling prices, in addition to higher labor, freight and utility costs. Higher labor costs resulted primarily from new product and product expansion initiatives undertaken over the past twelve months.

Selling and general. Selling and general expenses were $34.3 million in the six months ended June 27, 2003, compared to $30.9 million in the six months ended June 28, 2002. This increase largely resulted from higher compensation expense due to bonus payments of $1.4 million associated with the 2003 Shareholder Transaction (see Note 2 to the Condensed Consolidated Financial Statements), together with higher net sales in the six months ended June 27, 2003, compared to the six months ended June 28, 2002.

Depreciation and amortization. Depreciation and amortization was $7.8 million for the six months ended June 27, 2003, compared to $6.4 million for the six months ended June 28, 2002. This increase primarily resulted from a stronger Euro and British Pound compared to the U.S. Dollar in 2003, in addition to depreciation on capital expenditures that occurred in the last six months of 2002 and the first six months of 2003 and on the increase in basis that resulted from the 2003 Shareholder Transaction.

Earnings from operations. Earnings from operations of $23.3 million for the six months ended June 27, 2003 reflect $4.0 million  charged to expense resulting from the application of purchase accounting.

Earnings from operations declined for the reasons stated above and also due to advisory fees of approximately $0.4 million payable to CVC Management LLC (see Note 11 to the Condensed Consolidated Financial Statements).

Earnings from operations in the U.S. decreased to $11.1 million for the six months ended June 27, 2003, from $18.2 million for the six months ended June 28, 2002. U.S. earnings from operations in 2003 were reduced by $2.7 million of the $4.0 million write-up in inventories, in addition to $0.9 million of the $1.4 million additional compensation expense. The remaining decline in U.S. earnings from operations compared to prior year was largely attributable to the decline in sales to U.S. RV manufacturers and rural contractors, along with higher labor, freight and utility costs.

Earnings from operations in Europe increased to $12.3 million for the six months ended June 27, 2003, from $10.0 million for the six months ended June 28, 2002. European earnings from operations in 2003 were reduced by $1.3 million of the $4.0 million write-up in inventories, in addition to $0.5 million of the $1.4 million additional compensation expense. The increase in earnings from operations in Europe is largely attributable to higher sales from the European Fabrication segment, higher sales from the European Roll Coating to RV manufacturers, improved margins on sales from the European Roll Coating segment and the strengthening of the Euro and British Pound against the U.S. Dollar. The strengthening of the Euro and British Pound against the U.S. Dollar increased European earnings from operations by $2.3 million in the six months ended June 27, 2003, compared to the six months ended June 28, 2002.

Interest expense, net. Net interest expense was $11.0 million for the six months ended June 27, 2003, compared to $11.2 million for the six months ended June 28, 2002. The decline in net interest expense as a result of lower outstanding indebtedness was substantially offset by an increase in interest expense recognized on the Company’s derivatives.

Other income, net. Other income remained unchanged at $0.5 million for the six months ended June 27, 2003, compared to the six months ended June 28, 2002.

Provision for income taxes. The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The effective rate for the provision for income taxes decreased to 37.5% from 38.9% for the six months ended June 27, 2003 and June 28, 2002, respectively. The decrease in the effective tax rate is primarily due to a greater proportion of earnings in 2003 in Europe, where the Company has a lower effective tax rate.

Liquidity and Capital Resources

Liquidity. The Company’s primary liquidity needs arise from debt service incurred in connection with acquisitions and the funding of capital expenditures. The Company’s liquidity sources at June 27, 2003 include $10.9 million in cash and cash equivalents and an undrawn amount of $39.0 million under its revolving credit facility, subject to borrowing base limitations. At June 27, 2003, the entire $39.0 million of the undrawn amount was available.

As discussed in Note 12 to the Condensed Consolidated Financial Statements, on July 10, 2003, the Company commenced an offer to purchase and solicitation of consents for the Company’s outstanding $135.0 million 11.25% senior subordinated notes due 2006 (“the Notes”) subject to the receipt of a consent from the holders of a majority of the principal amount thereof. On August 8, 2003, the Company purchased approximately $112.9 million of the Notes that had been validly tendered, for approximately $120.4 million, including interest. Following the purchase of the Notes accepted in the tender offer, approximately $22.1 million in aggregate principal amount of the Notes remained outstanding. The Company currently intends to call any Notes that remain outstanding effective on October 1, 2003, at which time the redemption price will be 101.875% of principal amount plus accrued interest. The Company financed the purchase of the Notes through the issuance on August 6, 2003 of $200.0 million 8.5% senior subordinated notes due 2011 (the "New Notes"). The remaining proceeds from the issuance of the $200.0 million of New Notes was used to cover fees and expenses from the issuance of the New Notes and to repay a portion of the existing indebtedness under the revolving credit facility. Immediately following the issuance of the New Notes, purchase of the Notes accepted in the tender offer and repayment of a portion of the existing indebtedness under the revolving credit facility, the Company had approximately $103.0 million of borrowing availability under its revolving credit facility, $22.6 million of which is expected to be used to redeem any Notes that remain outstanding on October 1, 2003. The Company may potentially amend its credit agreement to establish a term loan of up to $45.0 million, a portion of which would be used to fund a potential acquisition for which the Company has been in discussions, from time to time. The Company can give no assurance that this potential acquisition or the establishment of a term loan under its credit agreement will occur. In addition, in the future, the Company may pay a dividend to its shareholders or repurchase some of its outstanding common stock, subject to restrictions that may be contained in agreements governing its existing or future indebtedness. Under the terms of the indenture governing the New Notes, any such dividend or stock repurchase could be up to $70.0 million, subject to compliance with a cash flow ratio test.

The Company’s leveraged financial position requires that a substantial portion of the Company’s cash flow from operations be used to pay interest on the Notes and the New Notes, principal and interest under the Company’s credit agreement and other indebtedness. Significant increases in the floating interest rates on the Company’s revolving credit facility would result in increased debt service requirements, which may reduce the funds available for capital expenditures and other operational needs. In addition, the Company’s leveraged position may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes. Further, the Company’s leveraged position may make it more vulnerable to economic downturns, may limit its ability to withstand competitive pressures, and may limit its ability to comply with restrictive financial covenants required under its credit agreement.

The Company’s primary source of liquidity is funds generated from operations, which are supplemented by borrowings under the credit agreement. Net cash (used in) provided by operating activities for the six months ended June 27, 2003 and June 28, 2002, were $(0.1) million and $0.5 million, respectively. The decrease primarily resulted from a larger increase in trade accounts receivable in the first six months of 2003, than in the first six months of 2002, partially offset by a larger increase in income taxes payable in the first six months of 2003, than in the first six months of 2002. The larger increase in trade accounts receivable is due to higher sales volume in the first six months of 2003.

Net cash used in investing activities increased to $5.7 million for the six months ended June 27, 2003, from $2.5 million for the six months ended June 28, 2002. This increase is the result of higher capital expenditures in the six months ended June 27, 2003, compared to the six months ended June 28, 2002.

Net cash provided by financing activities increased to $4.1 million for the six months ended June 27, 2003, from $3.6 million for the six months ended June 28, 2002. Cash provided by financing activities typically comes from borrowings on the credit agreement. Borrowings on the credit agreement were $7.1 million in the six months ended June 27, 2003, compared to $1.1 million in the six months ended June 28, 2002. During the six months ended June 27, 2003, the Company repurchased common stock in the amount of $2.6 million and issued common stock from held treasury shares in the amount of $0.4 million.

The above-noted sources are expected to provide the liquidity required, if necessary, to supplement cash from operations, although no assurance to that effect can be given.

Capital Expenditures. The Company’s capital expenditures were $5.7 million and $2.6 million for the six months ended June 27, 2003 and June 28, 2002, respectively. Capital expenditures in 2003 include approximately $0.6 million for improvements to the paintlines in Helena, Arkansas; Corby, England; and Roermond, The Netherlands; and approximately $3.4 million for several projects related to business expansion. Capital expenditures in 2002 included approximately $0.3 million for improvements to the paintlines in Helena, Arkansas; Corby, England; and Roermond, The Netherlands; and approximately $0.4 million for several projects related to business expansion. The balance of capital expenditures in both periods related to purchases and upgrades of fabricating equipment, transportation and material moving equipment, and information systems.

The Company has made and will continue to make capital expenditures to comply with environmental laws. The Company estimates that its environmental capital expenditures for 2003 will approximate $900.0 thousand.

Working Capital Management. Working capital was $107.4 million as of June 27, 2003, compared to $90.5 million as of December 27, 2002. The increase in working capital is largely attributable to seasonal demands of the business that result in substantial increases from year end in trade accounts receivable and inventories, partially offset by an increase in trade accounts payable.

Environmental Matters

The Company’s exposure to environmental matters has not changed significantly from the year ended December 27, 2002. For detailed information regarding environmental matters, see “Management’s Discussion and Analysis – Risk Management” set forth in the Company’s Annual Report on Form 10-K for the year ended December 27, 2002.

Note Regarding Forward-Looking Statements:  The Management’s Discussion and Analysis and other sections of this Form 10-Q may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, and management’s beliefs and assumptions. Such forward-looking statements include terminology such as "may", "will", "should", “expects,” “anticipates,” “intends,” “plans,” “believes,” "contemplates", "projects", "predicts", “estimates,” or variations of such words and similar expressions regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements in this report include, but are not limited to: (1) statements regarding the Company’s expectation that its sources of liquidity will provide the liquidity required, if necessary, to supplement lower cash flows from operations; (2) statements regarding management’s expectation that the outcome of legal proceedings and claims that have arisen in the ordinary course of business would not reasonably be expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries taken as a whole; and (3) statements regarding management’s belief that the Company’s potential share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses at various hazardous waste disposal sites in which the Company has been named as a defendant in lawsuits or as a potentially responsible party are not material and that the reasonably probable outcome of these matters will not materially exceed established reserves and will not have a material impact on the future financial position, net earnings or cash flows of the Company. These forward-looking statements are based on a number of assumptions that could ultimately prove inaccurate, and, therefore, there can be no assurance that they will prove to be accurate. All such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause future financial performance to differ materially and significantly from past results and from those expressed or implied in this document include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), changes in business strategy or development plans, the cyclical demand for the Company’s products, the supply and/or price of aluminum and other raw materials, currency exchange rate fluctuations, environmental regulations, availability of financing, competition, reliance on key management personnel, ability to manage growth, loss of customers, and a variety of other factors. For further information on these and other risks, see the “Risk Factors” section of Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 27, 2002, as well as the Company’s other filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly its forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the information provided under Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” set forth in the Company’s 10-K for the year ended December 27, 2002.

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

Item 2.  Changes in Securities and Use of Proceeds

Common Stock

On June 12, 2003, the Company issued an aggregate of 9,569.6 restricted shares of its Class A Common Stock to certain management employees, including its executive officers Messrs. Smith, Lewis and Vansant, under its 2003 Equity Compensation Plan.

On June 12, 2003, the Company issued 883.75 shares of its Class A Common Stock to Citigroup Venture Capital Equity Partners, L.P., an affiliate of the Company, in a private placement for a purchase price of $353,500.

Options to Purchase Common Stock

On June 12, 2003, the Company granted to certain management and other key employees options to purchase an aggregate of 25,750 shares of its Class A Common Stock, at exercise prices of $400 per share, under its 2003 Equity Compensation Plan.

The sale and issuance of securities in the transaction described above were exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering, where the purchasers were sophisticated investors who represented their intention to acquire securities for investment only and not with a view to distribution and received or had access to adequate information about the Company, or in reliance on Rule 701 promulgated under the Securities Act.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 12, 2003, a written consent of stockholders of the Company approved various executive compensation and employee benefit arrangements made by the Company. The written consent was executed by stockholders holding of record approximately 452,736.67 shares out of a total of 482,042.45 shares of the Company's common stock outstanding on the date of the written consent.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

(b)                                 Reports on Form 8-K:

On May 12, 2003, the Company filed a report on Form 8-K relating to its financial information for the quarter ended March 28, 2003, as presented in a press release dated May 5, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Euramax International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURAMAX INTERNATIONAL, INC.

Signature	Title	Date

/s/ J. DAVID SMITH	Chairman, Chief Executive Officer	August 11, 2003
J. David Smith	and President

/s/ R. SCOTT VANSANT	Chief Financial Officer and Secretary	August 11, 2003
R. Scott Vansant

Exhibit Index

Exhibit Number	Description
10.1

Stock Purchase Agreement by and among Citigroup Venture Capital Equity Partners, L.P., CVC Executive Fund LLC, CVC/SSB Employee Fund, L.P., Euramax International, Inc. and the Stockholders of Euramax International, Inc. noted therein, dated as of April 15, 2003

10.2

Securities Holders Agreement by and among Euramax International, Inc., Citigroup Venture Capital Equity Partners, L.P., CVC Executive Fund LLC, CVC/SSB Employee Fund, L.P., Citicorp Venture Capital Ltd., The Continuing Investors identified therein and The Management Investors identified therein dated as of April 15, 2003

10.3	Advisory Agreement dated as of April 15, 2003 by and among Euramax International, Inc. and CVC Management LLC
10.4	Amendment No. 1, dated as of April 15, 2003, to the Executive Employment Agreement, dated as of October 1, 1999, by and between Euramax International, Inc. and J. David Smith
10.5	Euramax International, Inc. 2003 Equity Compensation Plan
10.6	Restricted Stock Agreement dated April 15, 2003 between Euramax International, Inc. and J. David Smith
10.7	Restricted Stock Agreement dated April 15, 2003 between Euramax International, Inc. and Mitchell B. Lewis
10.8	Restricted Stock Agreement dated April 15, 2003 between Euramax International, Inc. and R. Scott Vansant
10.9	Form Restricted Stock Agreement for the Euramax International, Inc. 2003 Equity Compensation Plan
10.10	Form Non-Qualified Stock Option Agreement for the for the Euramax International, Inc. 2003 Equity Compensation Plan
10.11

Amended and Restated Registration Rights Agreement dated as of June 12, 2003 by and among Euramax International, Inc., Citicorp Venture Capital Ltd., Citigroup Venture Capital Equity Partners, L.P., CVC Executive Fund LLC and CVC/SSB Employee Fund, L.P., and other stockholders of Euramax International, Inc. named therein

10.12	Letter Agreement dated April 15, 2003 between R. Scott Vansant and Euramax International, Inc.
10.13	Letter Agreement dated April 15, 2003 between Mitchell B. Lewis and Euramax International, Inc.
10.14	Euramax International, Inc. Supplemental Executive Retirement Plan dated April 15, 2003 for J. David Smith
10.15	Euramax International, Inc. Supplemental Executive Retirement Plan dated April 15, 2003 for Mitchell B. Lewis and R. Scott Vansant
10.16

Amendment No. 1 dated April 14, 2003 to the Second Amended and Restated Credit Agreement among Euramax International, Inc and its subsidiaries, BNP Paribas (as Agent and Lender), and the Lenders named therein

10.17

Amendment No. 2 and Consent dated May 15, 2003 to the Second Amended and Restated Credit Agreement among Euramax International, Inc. and its subsidiaries, BNP Paribas (as Agent and Lender), and the Lenders named therein

31.1	Certification of Chief Executive Office pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Office pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.