Form 10-Q
period 2003-09-26
EURAMAX INTERNATIONAL INC
filed 2003-11-10
CIK 1026743

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2003
OR
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

☐    Yes    ☒        No

        As of November 10, 2003, Registrant had outstanding 492,495.79 shares of Class A common stock and no shares of Class B common stock.

Part I—Financial Information

Item 1. Financial Statements

Euramax International, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(Thousands of U.S. Dollars)
(Unaudited)

	Predecessor	Successor	Predecessor		Successor
	Three months ended September 27, 2002	Three months ended September 26, 2003	Nine months ended September 27, 2002	Five months ended May 23, 2003	Four months ended September 26, 2003
Net sales	$175,183	$201,117	$479,811	$260,615	$278,311
Costs and expenses:
Cost of goods sold	138,832	160,160	377,949	208,420	224,064
Selling and general	16,070	18,423	47,019	26,153	26,582
Depreciation and amortization	3,391	4,417	9,840	6,276	5,988

Earnings from operations	16,890	18,117	45,003	19,766	21,677
Interest expense, net	(5,913)	(5,414)	(17,146)	(9,126)	(7,257)
Other income (expense), net	184	(561)	726	506	(587)

Earnings before income taxes	11,161	12,142	28,583	11,146	13,833
Provision for income taxes	4,333	4,512	11,115	4,254	5,074

Net earnings	$6,828	$7,630	$17,468	$6,892	$8,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Thousands of U.S. Dollars)
(Unaudited)

	Predecessor December 27, 2002	Successor September 26, 2003
ASSETS
Current assets:
Cash and equivalents	$11,646	$37,019
Accounts receivable, net	88,508	125,067
Inventories	78,480	88,505
Other current assets	5,081	7,913

Total current assets	183,715	258,504
Property, plant and equipment, net	112,037	127,532
Goodwill, net	110,799	158,468
Deferred income taxes	4,975	4,809
Other assets	4,914	13,522

	$416,440	$562,835

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdrafts	$1,880	$714
Accounts payable	57,104	85,401
Accrued expenses and other current liabilities	34,251	47,220

Total current liabilities	93,235	133,335
Long-term debt, less current maturities	196,972	222,451
Deferred income taxes	19,421	21,941
Other liabilities	20,593	28,013

Total liabilities	330,221	405,740

Shareholders'equity:
Common stock	500	500
Additional paid-in capital	53,220	155,495
Treasury stock	(2,056)	(1,964)
Restricted stock	—	(3,573)
Retained earnings	44,439	8,759
Accumulated other comprehensive loss	(9,884)	(2,122)

Total shareholders' equity	86,219	157,095

	$416,440	$562,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)
(Unaudited)

	Predecessor		Successor
	Nine months ended September 27, 2002	Five months ended May 23, 2003	Four months ended September 26, 2003
Net cash provided by (used in) operating activities	$10,592	$(12,045)	$35,829

Cash flows from investing activities:
Proceeds from sales of assets	474	35	281
Capital expenditures	(4,583)	(4,944)	(2,919)

Net cash used in investing activities	(4,109)	(4,909)	(2,638)
Cash flows from financing activities:
Net borrowings (repayments) on revolving credit facility	33,655	18,264	(81,679)
Issuance of long term debt	—	—	200,000
Repayment of long-term debt, including premium	(38,951)	—	(115,986)
Changes in cash overdrafts	(430)	2,603	(3,769)
Proceeds from settlement of currency swap	2,790	—	—
Issuance of common stock from shares held in treasury	—	—	353
Purchase of treasury stock	(475)	(2,556)	(80)
Deferred financing fees	(1,520)	(116)	(8,363)

Net cash (used in) provided by financing activities	(4,931)	18,195	(9,524)
Effect of exchange rate changes on cash	1,464	778	(313)

Net increase in cash and equivalents	3,016	2,019	23,354
Cash and equivalents at beginning of period	5,897	11,646	13,665

Cash and equivalents at end of period	$8,913	$13,665	$37,019

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

        The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the management of the Company, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature, except for the 2003 Stock Transaction described in Note 2, unless otherwise disclosed. Management believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These Condensed Consolidated Financial Statements should be read in conjunction with the year-end Consolidated Financial Statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 27, 2002. The Company's sales are somewhat seasonal, with the second and third quarters typically accounting for the highest sales volumes. Operating results for the period ended September 26, 2003, are not necessarily indicative of future results that may be expected for the year ending December 26, 2003.

        Per share data has not been presented since such data provides no useful information, as the shares of the Company are closely held.

        Certain 2002 amounts have been reclassified to conform to current year presentation.

2.     2003 Stock Transaction

        On April 15, 2003, Citigroup Venture Capital Equity Partners, L.P. ("CVCEP") and Citigroup Venture Capital Ltd. ("CVC"), entered into a definitive purchase agreement with CVC European Equity Partners, L.P. and CVC European Equity Partners (Jersey), L.P. (collectively "CVC Europe"), BNP Paribas, independent directors and certain members of management to purchase, for approximately $106.0 million, all of the shares of the Company held by CVC Europe and BNP Paribas, and a portion of the shares held by independent directors and management ("2003 Stock Transaction"). The 2003 Stock Transaction was completed on June 12, 2003, with CVCEP purchasing 265,762.48 shares of the Company's Class A Common Stock. After the completion of this transaction CVCEP and CVC collectively owned approximately 88.5% of the issued and outstanding shares of the Company, with management of CVCEP and directors and management of the Company holding the remaining shares. Prior to the 2003 Stock Transaction, CVC owned approximately 34.5% of the issued and outstanding shares of the Company. CVCEP is ultimately controlled by Citigroup, Inc. through limited and general partnership interests owned by its subsidiaries. CVC Europe is a group of limited partnerships in which Citigroup, Inc. owns a minority interest, but does not have management rights or control rights. This substantial change in ownership arising from CVCEP's acquisition of the Company's stock, together with the Company's subsequent issuance of senior subordinated notes (see Note 13), required that the purchase price paid in excess of the book value of the Company's equity acquired be allocated under the purchase method of accounting to the assets and liabilities of the Company based upon a percentage of their fair values proportional to the percentage of the ownership change. The allocation was based upon preliminary estimates by management of the fair market values of identifiable assets and liabilities, with the remainder allocated to goodwill. The liabilities assumed included approximately $3.4 million of fees related to the transaction, which were paid by the Company on behalf of its shareholders. The Company is currently completing valuations of its assets and pension liabilities. The final allocation of the purchase price, which is subject to revision when valuations are completed, may materially differ from the preliminary estimates. The goodwill generated from this transaction is not deductible for income tax purposes. The purchase price has been allocated as follows:

Purchase price	$105,981
Less: Company equity acquired	53,628

Increase in basis	$52,353

Allocation of increase in basis
Record fair value of inventories	$4,000
Record fair value of property, plant and equipment	16,000
Record fair value of senior subordinated notes	(2,040)
Record fair value of pension liability	(6,987)
Record fair value of deferred financing fees	(1,000)
Record fair value of patent (15 year life)	2,500
Transaction fees	(3,350)
Record income taxes for effect of step-up in basis of assets and transaction fees	(4,082)
Increase to goodwill, net	47,312

$52,353

        The following unaudited pro-forma information presents the results of operations of the Company as if the 2003 Stock Transaction had occurred as of the beginning of the period presented. The pro-forma information is not necessarily indicative of what would have occurred had the 2003 Stock Transaction been completed at that time, nor is it indicative of future results of operations. The pro-forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, liabilities assumed, amortization of property, plant and equipment, intangibles and restricted stock, incurrence of the advisory fees owed to CVC Management and income taxes.

	Three months ended September 27, 2002	Three months ended September 26, 2003	Nine months ended September 27, 2002	Nine months ended September 26, 2003
Pro-forma net sales	$175,183	$201,117	$479,811	$538,926
Pro-forma net earnings	6,370	7,630	16,155	15,132

3.     Summary of Significant Accounting Policies:

        For information regarding significant accounting policies, see Note 2 to the Consolidated Financial Statements of the Company for the year ended December 27, 2002, set forth in the Company's Annual Report on Form 10-K.

Goodwill

        Goodwill increased $47.3 million from December 27, 2002 to September 26, 2003 as a result of applying the purchase method of accounting to the 2003 Stock Transaction, as described in Note 2, partially offset by the reversal of goodwill related to the resolution of a tax contingency. The remaining change in goodwill is a result of the change in foreign exchange rates used in converting the local currency goodwill balance into U.S. Dollars.

Stock Based Compensation

        As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to apply APB No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for stock options issued under its equity compensation plan (see Note 11). Had compensation expense related to these stock options been determined based upon the fair value method under SFAS No. 123, net income would have been impacted as follows:

		Predecessor	Successor	Predecessor		Successor
		Three months ended September 27, 2002	Three months ended September 26, 2003	Nine months ended September 27, 2002	Five months ended May 23, 2003	Four months ended September 26, 2003
Net income, as reported		$6,828	$7,630	$17,468	$6,892	$8,759
Add:	Stock-based employee compensation cost included in reported net income, net of related tax effects	—	—	—	—	143
Less:	Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	—	(46)	—	—	(205)

Pro forma net income		$6,828	$7,584	$17,468	$6,892	$8,697

        The fair value of each option is estimated using the Black-Scholes option-pricing model using a risk free interest rate of 3.20%, an expected option life of 5 years, no volatility and no dividends.

Recent Accounting Pronouncements

        In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). Among other items, SFAS No. 145 updates and clarifies existing accounting pronouncements related to reporting gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 became effective for the Company on the first day of fiscal year 2003.

        The Company recorded interest expense and other expense, net of tax, of approximately $0.3 million and $0.9 million, respectively, and expects to record an additional $1.0 million of interest expense in the fourth quarter of 2003. These items represent unamortized deferred financing fees and the amount paid in excess of the carrying value of the retired debt related to the senior subordinated notes purchased or redeemed as described in Note 13. Prior to the adoption of SFAS No. 145 the Company would have recognized this amount as an extraordinary loss, net of tax.

        In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" ("SFAS No. 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the pro forma effect on net income had the fair value of the options been expensed. The disclosure requirements of SFAS No. 148 became effective at its issuance. The adoption of SFAS No. 148 did not have a material impact on the Company's financial position or results of operations in fiscal year 2003.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation of variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a parent company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. For older entities, these requirements will begin to apply in the first fiscal year or interim period beginning after December 15, 2003. The Company is currently evaluating FIN 46, but the adoption of FIN 46 is not expected to have a material impact on the Company's financial position or results of operations in fiscal year 2003.

        In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company's financial position or results of operations in fiscal year 2003.

4.     Inventories:

        Inventories were comprised of:

	Predecessor December 27, 2002	Successor September 26, 2003
Raw materials	$60,281	$61,778
Work in process	2,587	7,092
Finished products	15,612	19,635

	$78,480	$88,505

        Inventories are net of related reserves totaling $3.8 million at December 27, 2002 and $4.0 million at September 26, 2003.

5.     Long-Term Obligations:

        Long-term obligations consisted of the following:

	Predecessor December 27, 2002	Successor September 26, 2003
Credit agreement:
Revolving credit facility	$61,972	$—
8.50% senior subordinated notes due 2011	—	200,000
11.25% senior subordinated notes due 2006	135,000	22,451

	$196,972	$222,451

        As of September 26, 2003, $110.0 million was available under the revolving credit facility.

        On July 10, 2003, the Company commenced an offer to purchase and solicitation of consents for the outstanding $135.0 million 11.25% senior subordinated notes due 2006 (the "11.25% Notes"),

subject to the receipt of a consent from the holders of a majority of the principal amount thereof. On August 6, 2003, the Company issued $200.0 million 8.5% senior subordinated notes due 2011 (the "Old Notes"). The Company's proceeds from the issuance of the Old Notes, net of debt issuance costs, were approximately $191.3 million. On August 8, 2003, the Company used the proceeds of the Old Notes to purchase approximately $112.9 million of the 11.25% Notes that had been validly tendered, for approximately $120.4 million, including premium and accrued and unpaid interest. Following the purchase of the 11.25% Notes accepted in the tender offer, approximately $22.1 million in aggregate principal amount of the 11.25% Notes remained outstanding.

        Euramax International, Inc. and Euramax International Holdings, B.V., a newly acquired Netherlands holding company, are each co-obligors on the Old Notes. Each of Euramax International, Inc.'s U.S. subsidiaries are guarantors of the Old Notes. Interest on the Old Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The Old Notes may be redeemed at the option of the Company, in whole or in part, under the conditions as specified in the indenture plus accrued and unpaid interest to the redemption date, at the following redemption prices if redeemed during the 12-month period beginning August 15 of the years indicated:

Year	Percentage
2007	104.250%
2008	102.125%
2009 and thereafter	100.000%

        Additionally, at any time on or before August 15, 2006, the issuers may redeem up to 35% of the aggregate principal amount of the Old Notes with the proceeds of qualified equity offerings at a redemption price equal to 108.5% of the principal amount plus accrued and unpaid interest. Upon a change of control, the Company may be required to offer to purchase the Old Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest.

        Under a registration rights agreement executed as part of the offering of the Old Notes, the Company is required to exchange the Old Notes for new notes ("New Notes"), with terms substantially identical to the Old Notes, except the New Notes will be registered under the Securities Act of 1933 and the transfer restrictions and registration rights applicable to the Old Notes will not apply to the New Notes.

6.     Financial Instruments:

        On August 8, 2003, the Company used the proceeds from the issuance of the Old Notes to repay a portion of the outstanding 11.25% Notes and a portion of the revolving credit facility. As a result of this repayment the Company's Pound Sterling Swap and Interest Rate Swap (both as described in the Company's Annual Report on Form 10-K for the year ended December 27, 2002) became ineffective hedges and no longer qualified for hedge accounting. The balance on the Interest Rate Swap of $0.1 million remaining in other comprehensive income on the date it became ineffective will be amortized into earnings over the original term of the agreement as other income. There was no balance on the Pound Sterling Swap remaining in other comprehensive income at the time it became an ineffective hedge. Changes in fair market value on the Interest Rate Swap and Pound Sterling Swap subsequent to the hedges becoming ineffective are recognized in current earnings during the period of change. During the three months ended September 26, 2003, the Company recognized other expense, net of taxes, of $0.5 million as a result of the ineffectiveness of the Interest Rate Swap and Pound Sterling Swap. As of September 26, 2003, the Company had recorded a liability for the fair value of the Interest Rate Swap and Pound Sterling Swap of $0.5 million and $4.4 million, respectively.

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

	Successor	Predecessor	Successor
	Three months ended September 26, 2003	Five months ended May 23, 2003	Four months ended September 26, 2003
Beginning balance	$3,536	$2,809	$3,394
Payments made or service provided	(1,421)	(720)	(1,661)
Warranty expense	703	1,119	1,132
Change related to changes in foreign currency exchange rates	9	186	(38)

Ending balance	$2,827	$3,394	$2,827

8.     Comprehensive Income:

	Predecessor	Successor	Predecessor		Successor
	Three months ended September 27, 2002	Three months ended September 26, 2003	Nine months ended September 27, 2002	Five months ended May 23, 2003	Four months ended September 26, 2003
Net earnings	$6,828	$7,630	$17,468	$6,892	$8,759
Other comprehensive earnings (loss):
Foreign currency translation adjustment	(750)	423	3,754	6,922	(2,215)
Gain (loss) on derivative instruments, net:
Net changes in fair value of derivatives	(503)	737	(1,856)	(324)	509
Net gains (losses) reclassified from OCI into earnings	399	(552)	1,653	423	(416)

Comprehensive income	$5,974	$8,238	$21,019	$13,913	$6,637

9.     Income Taxes:

        The income tax provision for the four months ended September 26, 2003, five months ended May 23, 2003 and the nine months ended September 27, 2002 is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country by country basis.

10.   Segment Information:

        For detailed information regarding the Company's reportable segments, see Note 14 to the Consolidated Financial Statements of the Company for the year ended December 27, 2002, set forth in the Company's Annual Report on Form 10-K.

        Information about reported segments and a reconciliation of total segment sales to total consolidated sales, total segment EBITDA to total consolidated earnings before income taxes and total segment assets to total assets for the periods indicated, is as follows:

	Predecessor	Successor	Predecessor		Successor
	Three months ended September 27, 2002	Three months ended September 26, 2003	Nine months ended September 27, 2002	Five months ended May 23, 2003	Four months ended September 26, 2003
Sales
European Roll Coating	$29,746	$36,948	$95,309	$60,719	$52,608
U.S. Fabrication	129,373	141,179	336,266	161,065	193,417
European Fabrication	16,748	23,509	50,251	39,913	33,232

Total segment sales	175,867	201,636	481,826	261,697	279,257
Eliminations	(684)	(519)	(2,015)	(1,082)	(946)

Consolidated net sales	$175,183	$201,117	$479,811	$260,615	$278,311

EBITDA
European Roll Coating	$3,257	$4,382	$12,256	$9,508	$5,869
U.S. Fabrication	16,012	16,439	39,149	11,761	20,837
European Fabrication	1,818	2,116	5,863	4,489	3,256

Total EBITDA for reportable segments	21,087	22,937	57,268	25,758	29,962
Expenses that are not segment specific	(622)	(964)	(1,699)	790	(2,884)
Depreciation and amortization	(3,391)	(4,417)	(9,840)	(6,276)	(5,988)
Interest expense, net	(5,913)	(5,414)	(17,146)	(9,126)	(7,257)

Consolidated net earnings before income taxes	$11,161	$12,142	$28,583	$11,146	$13,833

	Predecessor	Successor
	December 27, 2002	September 26, 2003
Assets
European Roll Coating	$111,985	$151,020
U.S. Fabrication	234,968	298,692
European Fabrication	59,458	81,621
Assets that are not segment specific	10,029	31,502

Total assets	$416,440	$562,835

        The following table reflects revenues from external customers by groups of similar products for the periods indicated:

		Predecessor	Successor	Predecessor		Successor
Customers/Markets	Primary Products	Three months ended September 27, 2002	Three months ended September 26, 2003	Nine months ended September 27, 2002	Five months ended May 23, 2003	Four months ended September 26, 2003
Original Equipment Manufacturers ("OEMs")	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; RV doors, windows and roofing; and composite building panels	$66,785	$71,665	$201,893	$120,289	$101,314
Rural Contractors	Steel and aluminum roofing and siding	34,551	37,133	88,071	38,980	49,929
Home Centers	Raincarrying systems, roofing accessories, windows, doors and shower enclosures	45,205	51,011	106,479	51,129	69,952
Manufactured Housing	Steel siding and trim components	5,612	4,893	16,956	8,031	7,969
Distributors	Metal coils, raincarrying systems and roofing accessories	6,498	11,618	16,750	12,084	15,365
Industrial and Architectural Contractors	Standing seam panels and siding and roofing accessories	4,105	7,102	12,593	9,183	9,924
Home Improvement Contractors	Vinyl replacement windows; metal coils, raincarrying systems; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings	12,427	17,695	37,069	20,919	23,858

		$175,183	$201,117	$479,811	$260,615	$278,311

11.   Shareholders' Equity

Common Stock

        In connection with the 2003 Stock Transaction, the Company converted 44,346.8 shares of Class B Common Stock into Class A Common Stock. Additionally, the Company issued 883.75 shares of Class A Common Stock to CVCEP from shares held in treasury as described in Note 12 and issued 9,569.6 shares of restricted Class A Common Stock.

Stock Plans

        On June 12, 2003, the Company established an equity compensation program, the Euramax International, Inc. 2003 Equity Compensation Plan ("2003 Equity Plan"), for the purpose of attracting and retaining valued employees. Under the 2003 Equity Plan, the Company has granted restricted shares of Class A Common Stock and granted options to purchase shares of Euramax International

Class A Common Stock to selected officers and other key employees. The Company has reserved 35,719.6 shares of Class A Common Stock for issuance under the 2003 Equity Plan.

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

        The 2003 Equity Plan permits the committee to grant both incentive stock options and non-qualified stock options, with all 25,750 options granted in connection with the 2003 Stock Transaction being non-qualified stock options. The committee may determine the number of options granted to each participant, the exercise price of each option, the duration of options (not to exceed 10 years), vesting provisions and all other terms and conditions of such options in individual option agreements. The non-qualified stock option grant agreements in effect on the date hereof provide that each participant will vest in 20% of the shares subject to the option grant on each anniversary of the date of grant, until becoming 100% vested after 5 years. Non-qualified stock option grant agreements under the 2003 Equity Plan provide that upon termination of employment with the Company, the exercise period for vested options will generally be limited, except that vested options will be canceled immediately upon a termination for cause. The non-qualified stock option grant agreements provide for the cancellation of all unvested options upon termination of employment with the Company. Under the 2003 Equity Plan, if any option shares subject to an outstanding option grant are forfeited or if the option grant otherwise terminates without exercise, any of these forfeited or terminated option grant shares may be reissued at the discretion of the committee. In connection with the 2003 Stock Transaction the Company issued 25,750 options to purchase shares of Class A Common Stock with an exercise price of $400.00 per share.

        Information with respect to option activity under the 2003 Equity Plan is set forth below:

	Options Outstanding	Weighted Average Exercise Price
Balance, December 27, 2002	—	$—
Options granted	25,750	400.00
Options exercised	—	—
Options forfeited	—	—
Options expired	—	—

Balance, September 26, 2003	25,750	$400.00

        The 2003 Equity Plan also permits the Company to grant participants restricted shares of Class A Common Stock. The committee will determine the number of shares of restricted stock granted to each participant, the period the restricted stock is unvested and subject to forfeiture and all other terms and conditions applicable to such restricted stock in individual restricted stock agreements. The restricted stock agreements in effect on the date hereof provide that the participant will vest in 100% of the restricted shares five years from the date of grant. If an employee voluntarily terminates his or her employment, the employee will forfeit any unvested shares of restricted stock. If employment is terminated for any reason other than voluntary termination, all unvested shares of the restricted stock shall be accelerated as of the date of non-voluntary termination. All shares of restricted stock granted, and all shares acquired upon exercise of options granted, under the 2003 Equity Plan will be subject to the stockholders agreement described in Note 12. In connection with the 2003 Stock Transaction, the Company granted 9,569.6 shares of restricted Class A Common Stock with a fair value of $400.00 per share.

        The 2003 Equity Plan provides that upon a change in control of the Company, all restricted stock awards shall become fully vested, and each unexercised and outstanding option shall become immediately and fully vested and exercisable. All restricted stock awards shall also become fully vested in the event of an initial public offering of the Company's common stock. Each option that is exercisable immediately prior to the change in control may be canceled in exchange for a payment in cash of an amount equal to the excess of the fair market value of the common stock underlying the option as of the date of the change in control over the exercise price. The committee may also decide that such options be terminated immediately prior to the change in control, provided that the participant fails to exercise the option within a specified period (of at least seven days) following receipt of written notice of the change in control and of the Company's intention to terminate the option prior to such change in control. Alternatively, the committee may determine that in the event of a change in control, such options shall be assumed by the successor corporation, and shall be substituted with options involving the common stock of the successor corporation with equivalent value and with the terms and conditions of the substituted options being no less favorable that the options granted by the Company.

12.   Related Party Transactions:

2003 Stock Transaction

        The Company entered into a stock purchase agreement on April 15, 2003, with CVCEP, certain affiliates of CVCEP, CVC Europe, BNP Paribas and certain other stockholders. Pursuant to the stock purchase agreement, on June 12, 2003, CVCEP and its affiliates acquired from the Company's former stockholders CVC Europe and BNP Paribas and certain members of management, 265,762.48 shares of common stock, or 54% of the Company's common stock ("2003 Stock Transaction"). In connection with the 2003 Stock Transaction, we sold 883.75 shares of common stock directly to CVCEP for

$353,500.00. The Company also agreed to pay the out of pocket fees and expenses of CVCEP and CVC Europe, which in aggregate were approximately $3.4 million, and gave certain customary indemnities in favor of CVCEP under the stock purchase agreement. CVCEP is an affiliate of Citigroup Venture Capital, Ltd., which owned about 34.5% of the Company's common stock at the time of the 2003 Stock Transaction. Citigroup Venture Capital, Ltd. has subsequently transferred these shares to Court Square Capital, Ltd., or Court Square, which, like Citigroup Venture Capital, Ltd., is an indirect wholly-owned subsidiary of Citigroup, Inc.

Stockholders Agreement

        In connection with the 2003 Stock Transaction, the Company entered into a stockholders agreement with CVCEP and certain of its affiliates, Court Square, and certain other stockholders consisting of members of the Company's management and members of CVCEP's management ("Minority Stockholders"). The stockholders agreement provides that the Company's Chief Executive Officer will be a member of the Company's board of directors. CVCEP will initially be entitled to designate three additional members of the Company's board of directors and Court Square will initially be entitled to designate two additional members of the Company's board of directors (these designation rights to be adjusted from time to time to reflect certain changes in the common stock ownership of CVCEP and Court Square).

        Under the stockholders agreement, certain corporate actions require the written consent of stockholders holding at least 70% of the Company's outstanding stock held by all stockholders party to the stockholders agreement. Initially, this will require the written consent of both CVCEP and Court Square. These corporate actions include changes to or issuances of the Company's equity securities, amendments of organizational documents, payment of dividends, or certain merger or recapitalization transactions. In addition, each action of the board of directors will require the approval of at least one director designated by each of CVCEP and Court Square.

        The stockholders agreement generally restricts the transfer of shares of the Company's common stock. Exceptions to this restriction include transfers to affiliates, transfers to the Company, transfers for estate planning purposes and transfers to family members. In each case, so long as any transferee agrees to be bound by the terms of the stockholders agreement. After an initial public offering, additional exceptions to the transfer restrictions will include sales pursuant to certain registration rights of the stockholders.

Registration Rights Agreement

        In connection with their entry into the stockholders agreement, CVCEP, Court Square and the Minority Stockholders have entered into an amended and restated registration rights agreement with the Company. Pursuant to this registration rights agreement, upon the written request of CVCEP or Court Square, the Company has agreed (subject to customary exceptions), on up to three occasions for CVCEP and up to two occasions for Court Square, to prepare and file a registration statement with the SEC concerning the distribution of all or part of the shares held by CVCEP or Court Square, as the case may be, and use its best efforts to cause the registration statement to become effective. If the Company is eligible to use a "short form" registration statement on Form S-2, Form S-3 or any similar form, CVCEP and Court Square may each make unlimited requests for registration for their shares of the Company's common stock. If at any time the Company files a registration statement for its common stock (other than pursuant to a demand registration by CVCEP or Court Square, a registration statement on Form S-8, Form S-4 or any similar form, or in connection with certain other registrations), it will use its best efforts to allow other parties to the registration rights agreement to have their shares of the Company's common stock (or a portion of their shares under specified circumstances) included in the offering if the registration form proposed to be used may be used to register the shares. Registration expenses of the selling stockholders (other than underwriting fees, brokerage fees and transfer taxes applicable to the shares sold by such stockholders or the fees and expenses of any accountants or other representatives retained by a selling stockholder) will be paid by the Company. The Company has agreed to indemnify the stockholders against certain customary liabilities in connection with any registration.

Advisory Agreement

        In connection with the 2003 Stock Transaction, the Company entered into an advisory agreement with CVC Management LLC ("CVC Management"), pursuant to which CVC Management may provide financial, advisory and consulting services to the Company. In exchange for these services, CVC Management will be entitled to an annual advisory fee. CVC Management's annual advisory fee will be the greater of $0.6 million per year or 1% of the Company's consolidated EBITDA (as defined in the advisory agreement), plus out-of-pocket expenses. Annual advisory fees in excess of $1.0 million are subject to the consent of the Company's lenders under the credit facility. As of September 26, 2003, the Company has accrued $0.6 million related to the annual advisory fee. The Company has also agreed to pay CVC Management a transaction fee in connection with the consummation of each acquisition, divestiture or financing, including any refinancing, by the Company or any of its subsidiaries, in an amount equal to 1% of the value of the transaction, plus reasonable out-of-pocket expenses. Pursuant to the advisory agreement, the Company paid CVC Management a $1.0 million transaction fee in July 2003 in connection with services provided in connection with the 2003 Stock Transaction, and a $2.0 million transaction fee in August 2003 in connection with the issuance and sale of the 8.5% senior subordinated notes due 2011. This advisory agreement has an initial term of ten years following the close of the 2003 Stock Transaction, subject to automatic one year extensions thereafter unless terminated by either party upon written notice 90 days prior to the expiration of the initial term or any extension thereof. The advisory agreement automatically terminates on a change of control or an initial public offering of the Company's common stock. There are no minimum levels of service required to be provided pursuant to the advisory agreement. The advisory agreement includes customary indemnification provisions in favor of CVC Management.

13.   Subsequent Events:

        On October 1, 2003, the remaining $22.1 million in aggregate principal amount of the 11.25% notes was redeemed for approximately $23.8 million, including premium and accrued and unpaid interest.

        On October 10, 2003, the Company entered into a definitive agreement with Berger Holdings, Ltd. for the acquisition of all of the outstanding shares of Berger for $3.90 per share, or a total purchase price (including debt assumed) of approximately $41.0 million. Berger manufactures metal roof drainage products and roofing accessories as well as residential and commercial snow guards and will be included in the U.S. Fabrication segment.

        On October 9, 2003, the Company amended and restated its senior secured credit agreement. As amended and restated, the credit agreement includes a $110.0 million revolving credit facility and a $35.0 million term loan. The Company borrowed $35.0 million under the term loan on October 31, 2003. The interest rates applicable to the loans under the amended and restated credit agreement are based upon a Base Rate or Eurocurrency Rate (both as defined in the amended and restated credit agreement), plus their respective margins. The amended and restated credit agreement provides for variable rate margins, determined quarterly, based upon the Company's ratio of EBITDA (as defined in the amended and restated credit agreement) to total debt. The maximum and minimum Base Rate margins are 2.00% and 1.00%, respectively, on the revolving credit facility, and 2.25% and 1.25%, respectively, on the term loan. The maximum and minimum Eurocurrency Rate margins are 3.00% and 2.00%, respectively, on the revolving credit facility, and 3.25% and 2.25%, respectively, on the term loan. The Company is subject to a commitment fee of 0.375% of the unused portion of the revolving credit facility. The amended and restated credit agreement contains certain covenants and restrictions, including certain restrictions on the payment of cash dividends. In addition, the amended and restated credit agreement requires the Company to meet certain financial tests, including a minimum fixed charge coverage ratio, minimum interest coverage ratio, maximum leverage ratio and maximum amounts of capital expenditures. The amended and restated credit agreement permits the Berger acquisition, subject to certain limitations and also permits the Company to pay a dividend to its stockholders or to repurchase some of the outstanding stock, in either case in an amount of up to $70.0 million, subject to compliance with certain covenants. CVC Management was paid a $1.45 million transaction fee in connection with the amendment and restatement of the credit agreement.

14.   Supplemental Condensed Consolidating Financial Statements:

        On July 10, 2003, the Company commenced an offer to purchase and a solicitation of consents for any and all of its outstanding 11.25% senior subordinated notes due 2006. On August 6, 2003, Euramax International, Inc. and Euramax International Holdings, B.V. (each a "Co-Obligor") issued $200.0 million of senior subordinated notes due 2011 to repay a portion of its existing debt, including the outstanding 11.25% senior subordinated notes due 2006.

        Each of the domestic restricted subsidiaries, as defined in the related bond indenture (the "Guarantor Subsidiaries"), fully and unconditionally guarantee the obligations of the Co-Obligors. The following supplemental condensed consolidating financial statements as of December 27, 2002 and September 26, 2003, and for the three months and nine months ended September 27, 2002, five months ended May 23, 2003 and three months and four months ended September 26, 2003, reflect the financial position, results of operations, and cash flows of each of the Co-Obligors, and such combined information of the Guarantor Subsidiaries and the non-guarantor subsidiaries (the "Non-Guarantor Subsidiaries"), as if the guarantor structure of the $200.0 million of senior subordinated notes due 2011 had been outstanding for each period. Euramax International Holdings B.V. had no account balances as of December 27, 2002, and for the three and nine months ended September 27, 2002 and five months ended May 23, 2003, as it was not acquired until July 17, 2003 and had no operations and had no assets or liabilities until August 6, 2003.

	Predecessor three months ended September 27, 2002
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$129,373	$45,871	$(61)	$175,183
Costs and expenses:
Cost of goods sold	—	—	101,733	37,160	(61)	138,832
Selling and general	238	—	11,803	4,029	—	16,070
Depreciation and amortization	—	—	2,011	1,380	—	3,391

(Loss) earnings from operations	(238)	—	13,826	3,302	—	16,890
Equity in earnings of subsidiaries	7,903	—	—	15	(7,918)	—
Interest expense, net	(1,524)	—	(2,613)	(1,776)	—	(5,913)
Other income (expense), net	—	—	(328)	512	—	184

Earnings before income taxes	6,141	—	10,885	2,053	(7,918)	11,161
(Benefit) provision for income taxes	(687)	—	4,244	776	—	4,333

Net earnings	$6,828	$—	$6,641	$1,277	$(7,918)	$6,828

	Successor three months ended September 26, 2003
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$141,179	$59,989	$(51)	$201,117
Costs and expenses:
Cost of goods sold	—	—	111,493	48,718	(51)	160,160
Selling and general	668	—	12,857	4,898	—	18,423
Depreciation and amortization	—	—	2,359	2,058	—	4,417

(Loss) earnings from operations	(668)	—	14,470	4,315	—	18,117
Equity in earnings of subsidiaries	10,468	—	—	—	(10,468)	—
Interest expense, net	(2,712)	(2)	(2,150)	(550)	—	(5,414)
Other income (expense), net	(1,061)	109	110	281	—	(561)

Earnings before income taxes	6,027	107	12,430	4,046	(10,468)	12,142
(Benefit) provision for income taxes	(1,603)	37	4,586	1,492	—	4,512

Net earnings	$7,630	$70	$7,844	$2,554	$(10,468)	$7,630

	Predecessor nine months ended September 27, 2002
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$336,266	$143,850	$(305)	$479,811
Costs and expenses:
Cost of goods sold	—	—	263,733	114,521	(305)	377,949
Selling and general	916	—	34,251	11,852	—	47,019
Depreciation and amortization	—	—	5,921	3,919	—	9,840

(Loss) earnings from operations	(916)	—	32,361	13,558	—	45,003
Equity in earnings
of subsidiaries	20,938	—	—	45	(20,983)	—
Interest expense, net	(4,609)	—	(7,857)	(4,680)	—	(17,146)
Other income (expense), net	—	—	(194)	920	—	726

Earnings before income taxes	15,413	—	24,310	9,843	(20,983)	28,583
(Benefit) provision for income taxes	(2,055)	—	9,635	3,535	—	11,115

Net earnings	$17,468	$—	$14,675	$6,308	$(20,983)	$17,468

	Predecessor five months ended May 23, 2003
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$161,065	$99,851	$(301)	$260,615
Costs and expenses:
Cost of goods sold	—	—	130,949	77,772	(301)	208,420
Selling and general	393	—	17,473	8,287	—	26,153
Depreciation and amortization	—	—	3,307	2,969	—	6,276

(Loss) earnings from operations	(393)	—	9,336	10,823	—	19,766
Equity in earnings of subsidiaries	8,980	—	—	(53)	(8,927)	—
Interest expense, net	(2,865)	—	(4,397)	(1,864)	—	(9,126)
Other income (expense), net	—	—	103	403	—	506

Earnings before income taxes	5,722	—	5,042	9,309	(8,927)	11,146
(Benefit) provision for income taxes	(1,170)	—	2,253	3,171	—	4,254

Net earnings	$6,892	$—	$2,789	$6,138	$(8,927)	$6,892

	Successor four months ended September 26, 2003
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$193,416	$85,128	$(233)	$278,311
Costs and expenses:
Cost of goods sold	—	—	154,670	69,627	(233)	224,064
Selling and general	1,131	—	18,820	6,631	—	26,582
Depreciation and amortization	—	—	3,085	2,903	—	5,988

(Loss) earnings from operations	(1,131)	—	16,841	5,967	—	21,677
Equity in earnings of subsidiaries	12,657	—	—	108	(12,765)	—
Interest expense, net	(3,523)	(2)	(3,034)	(698)	—	(7,257)
Other income (expense), net	(1,061)	109	132	233	—	(587)

Earnings before income taxes	6,942	107	13,939	5,610	(12,765)	13,833
(Benefit) provision for income taxes	(1,817)	37	4,772	2,082	—	5,074

Net earnings	$8,759	$70	$9,167	$3,528	$(12,765)	$8,759

	Predecessor as of December 27, 2002
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$560	$11,086	$—	$11,646
Accounts receivable, net	—	—	39,466	49,042	—	88,508
Inventories	—	—	53,816	24,664	—	78,480
Other current assets	508	—	4,093	480	—	5,081

Total current assets	508	—	97,935	85,272	—	183,715
Property, plant and equipment, net	—	—	51,138	60,899	—	112,037
Amounts due from affiliates	102,124	—	151,508	75,701	(329,333)	—
Goodwill, net	—	—	85,515	25,284	—	110,799
Investment in consolidated subsidiaries	153,844	—	—	63,308	(217,152)	—
Deferred income taxes	—	—	435	4,540	—	4,975
Other assets	—	—	2,264	2,650	—	4,914

	$256,476	$—	$388,795	$317,654	$(546,485)	$416,440

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$1,880	$—	$—	$1,880
Accounts payable	—	—	25,856	31,248	—	57,104
Accrued expenses and other current liabilities	(1,222)	—	18,785	16,688	—	34,251

Total current liabilities	(1,222)	—	46,521	47,936	—	93,235
Long-term debt, less current maturities	37,216	—	31,700	128,056	—	196,972
Amounts due to affiliates	133,239	—	173,467	22,627	(329,333)	—
Deferred income taxes	614	—	7,356	11,451	—	19,421
Other liabilities	—	—	3,940	16,653	—	20,593

Total liabilities	169,847	—	262,984	226,723	(329,333)	330,221

Shareholders'equity:
Common stock	500	—	1	35,000	(35,001)	500
Additional paid-in capital	65,218	—	64,767	61,480	(138,245)	53,220
Treasury stock	(2,056)	—	—	—	—	(2,056)
Retained earnings (deficit)	27,652	—	62,672	(1,730)	(44,155)	44,439
Accumulated other comprehensive loss	(4,685)	—	(1,629)	(3,819)	249	(9,884)

Total shareholders' equity	86,629	—	125,811	90,931	(217,152)	86,219

	$256,476	$—	$388,795	$317,654	$(546,485)	$416,440

	Successor as of September 26, 2003
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$19	$13,067	$23,933	$—	$37,019
Accounts receivable, net	—	—	68,927	56,140	—	125,067
Inventories	—	—	59,620	28,885	—	88,505
Other current assets	1,191	—	5,312	1,410	—	7,913

Total current assets	1,191	19	146,926	110,368	—	258,504
Property, plant and equipment, net	—	—	55,074	72,458	—	127,532
Amounts due from affiliates	158,806	60,805	21,850	67,606	(309,067)	—
Goodwill, net	—	—	108,756	49,712	—	158,468
Investment in consolidated subsidiaries	268,120	—	—	1,110	(269,230)	—
Deferred income taxes	—	—	61	4,748	—	4,809
Other assets	5,911	2,734	4,141	736	—	13,522

	$434,028	$63,558	$336,808	$306,738	$(578,297)	$562,835

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$714	$—	$—	$714
Accounts payable	—	—	47,218	38,183	—	85,401
Accrued expenses and other current liabilities	(1,860)	717	27,674	20,689	—	47,220

Total current liabilities	(1,860)	717	75,606	58,872	—	133,335
Long-term debt, less current maturities	159,706	62,745	—	—	—	222,451
Amounts due to affiliates	119,740	—	108,285	81,042	(309,067)	—
Deferred income taxes	(674)	—	10,559	12,056	—	21,941
Other liabilities	—	—	4,207	23,806	—	28,013

Total liabilities	276,912	63,462	198,657	175,776	(309,067)	405,740

Shareholders'equity:
Common stock	500	21	1	35,000	(35,022)	500
Additional paid-in capital	155,866	—	125,681	80,641	(206,693)	155,495
Treasury stock	(1,964)	—	—	—	—	(1,964)
Restricted stock	(3,573)	—	—	—	—	(3,573)
Retained earnings	8,759	70	12,374	7,936	(20,380)	8,759
Accumulated other comprehensive (loss) income	(2,472)	5	95	7,385	(7,135)	(2,122)

Total shareholders' equity	157,116	96	138,151	130,962	(269,230)	157,095

	$434,028	$63,558	$336,808	$306,738	$(578,297)	$562,835

	Predecessor nine months ended September 27, 2002
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net cash (used in)/provided by operating activities	$(4,315)	$—	$4,312	$10,595	$—	$10,592

Cash flows from investing activities:
Proceeds from sales of assets	—	—	446	28	—	474
Capital expenditures	—	—	(2,565)	(2,018)	—	(4,583)

Net cash used in investing activities	—	—	(2,119)	(1,990)	—	(4,109)
Cash flows from financing activities:
Net borrowings (repayments) on revolving credit facility	—	—	36,500	(2,845)	—	33,655
Repayment of long-term debt	—	—	(33,910)	(5,041)	—	(38,951)
Dividends paid	—	—	—	—	—	—
Change in cash overdrafts	—	—	(430)	—	—	(430)
Proceeds from settlement of currency swap	—	—	—	2,790	—	2,790
Purchase of treasury stock	(475)	—	—	—	—	(475)
Deferred financing fees	—	—	(924)	(596)	—	(1,520)
Due to/from affiliates	4,790	—	(2,730)	(2,060)	—	—

Net cash provided by/(used in) financing activities	4,315	—	(1,494)	(7,752)	—	(4,931)
Effect of exchange rate changes on cash	—	—	—	1,464	—	1,464

Net increase in cash and cash equivalents	—	—	699	2,317	—	3,016
Cash and cash equivalents at beginning of period	—	—	348	5,549	—	5,897

Cash and cash equivalents at end of period	$—	$—	$1,047	$7,866	$—	$8,913

	Predecessor five months ended May 23, 2003
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net cash (used in)/provided by operating activities	$(3,596)	$—	$(9,557)	$63,361	$(62,253)	$(12,045)

Cash flows from investing activities:
Proceeds from sales of assets	—	—	7	28	—	35
Capital expenditures	—	—	(2,283)	(2,661)	—	(4,944)

Net cash used in investing activities	—	—	(2,276)	(2,633)	—	(4,909)
Cash flows from financing activities:
Net borrowings on revolving credit facility	—	—	16,800	1,464	—	18,264
Change in cash overdrafts	—	—	2,603	—	—	2,603
Purchase of treasury stock	(2,556)	—	—	—	—	(2,556)
Deferred financing fees	—	—	(71)	(45)	—	(116)
Dividend paid	—	—	(62,253)	—	62,253	—
Due to/from affiliates	6,152	—	54,864	(61,016)	—	—

Net cash provided by/(used in) financing activities	3,596	—	11,943	(59,597)	62,253	18,195
Effect of exchange rate changes on cash	—	—	—	778	—	778

Net increase in cash and cash equivalents	—	—	110	1,909	—	2,019
Cash and cash equivalents at beginning of period	—	—	560	11,086	—	11,646

Cash and cash equivalents at end of period	$—	$—	$670	$12,995	$—	$13,665

	Successor four months ended September 26, 2003
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net cash (used in)/provided by operating activities	$(6,550)	$484	$26,286	$15,609	$—	$35,829

Cash flows from investing activities:
Proceeds from sales of assets	—	—	28	253	—	281
Contributed capital to subsidiaries	(35,776)	—	—	—	35,776	—
Capital expenditures	—	—	(955)	(1,964)	—	(2,919)

Net cash used in investing activities	(35,776)	—	(927)	(1,711)	35,776	(2,638)
Cash flows from financing activities:
Net borrowings on revolving credit facility	—	—	(48,500)	(33,179)	—	(81,679)
Issuance of long-term debt	137,255	62,745	—	—	—	200,000
Repayment of long-term debt, including premium	(16,388)		—	(99,598)		(115,986)
Change in cash overdrafts	—	—	(3,769)	—	—	(3,769)
Issuance of common stock from shares held in treasury	353	—	—	—	—	353
Purchase of treasury stock	(80)	—	—	—	—	(80)
Deferred financing fees	(5,612)	(2,521)	(140)	(90)	—	(8,363)
Contributed capital from parent	—	21	33,180	2,575	(35,776)	—
Due to/from affiliates	(73,202)	(60,265)	6,267	127,200	—	—

Net cash provided by/(used in) financing activities	42,326	(20)	(12,962)	(3,092)	(35,776)	(9,524)
Effect of exchange rate changes on cash	—	(445)	—	132	—	(313)

Net increase in cash and cash equivalents	—	19	12,397	10,938	—	23,354
Cash and cash equivalents at beginning of period	—	—	670	12,995	—	13,665

Cash and cash equivalents at end of period	$—	$19	$13,067	$23,933	$—	$37,019

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

        The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements included elsewhere in this document, as well as the year-end Consolidated Financial Statements and Management's Discussion and Analysis included in the Company's Annual Report on Form 10-K for the year ended December 27, 2002.

        The Company is an international producer of value-added aluminum, steel, vinyl and fiberglass fabricated products, with facilities located in all major regions of the United States ("U.S."), as well as the United Kingdom ("U.K."), The Netherlands and France. The Company's manufacturing and distribution network consists of 38 strategically located facilities, of which 32 are located in the U.S. and 6 are located in Europe. The Company sells its products principally to two markets, the building and construction market and the transportation market. The Company's core products include specialty coated coils, aluminum recreational vehicle ("RV") sidewalls, RV doors, farm and agricultural panels, roofing accessories, metal and vinyl raincarrying systems, soffit and fascia systems, and vinyl replacement windows. The Company's customers include original equipment manufacturers ("OEMs") such as RV, commercial panel and transportation industry manufacturers; rural contractors; home centers; manufactured housing producers; distributors; industrial and architectural contractors; and home improvement contractors.

        The Company's results of operations for the three and nine months ended September 27, 2002, five months ended May 23, 2003 and three and four months ended September 26, 2003 have been separated into the predecessor period and successor period as a result of the 2003 Stock Transaction described in Note 2 to the Condensed Consolidated Financial Statements. The discussion of the results of operations below combines the predecessor five months ended May 23, 2003 and the successor four months ended September 26, 2003 for comparison to the predecessor nine months ended September 27, 2002.

        In connection with the 2003 Stock Transaction (see Note 2 to the Condensed Consolidated Financial Statements) and subsequent issuance of senior subordinated notes (see Note 5 to the Condensed Consolidated Financial Statements), accounting principles generally accepted in the U.S. required that the purchase price paid in excess of the book value of the Company's equity acquired be allocated to the assets and liabilities of the Company based upon estimates of their fair values. This application of purchase accounting resulted in increasing the value of inventory at the time of the 2003 Stock Transaction by $4.0 million. This inventory was sold in June 2003 and accordingly $4.0 million was recorded as cost of goods sold. This amount does not reflect costs incurred or amounts paid by the Company to prepare inventory for sale and accordingly had no affect on the cash flows from operations of the Company.

        Financial results for the nine months ended September 26, 2003, compared to the nine months ended September 27, 2002, reflect higher sales volume in the U.S. of raincarrying products to home centers and distributors, and vinyl windows and lattice/awning products to home improvement contractors. In the U.S., higher material costs, partially offset by higher selling prices, in addition to lower sales to RV manufacturers have lowered operating margins. European results reflect improved demand from RV manufacturers, higher volume of fabricated products to the transportation industry resulting from new product development, strong demand from customers in the U.K. for bath enclosures and shower doors and the start-up of a program in the U.K. to sell residential doors direct to home centers. Additionally, higher operating margins within the European Roll Coating segment resulted from efficiency gains at the Corby, England paintline. The strengthening of the Euro and Pound Sterling against the U.S. Dollar have had a positive impact on net sales and earnings from operations in the first nine months of 2003.

Results of Operations

Quarter Ended September 26, 2003 as Compared to Quarter Ended September 27, 2002

        The following table sets forth the Company's Statements of Earnings Data expressed as a percentage of net sales:

	Quarters ended
	September 26, 2003	September 27, 2002
Statements of Earnings Data:
Net sales	100.0%	100.0%
Costs and expenses:
Cost of goods sold	79.6	79.2
Selling and general	9.2	9.2
Depreciation and amortization	2.2	1.9

Earnings from operations	9.0	9.7
Interest expense, net	(2.7)	(3.4)
Other (expense) income, net	(0.3)	0.1

Earnings before income taxes	6.0	6.4
Provision for income taxes	2.2	2.5

Net earnings	3.8%	3.9%

	Net Sales Quarters ended			Earnings from Operations Quarters ended
	September 26, 2003	September 27, 2002	Increase/ (decrease)	September 26, 2003	September 27, 2002	Increase/ (decrease)
In thousands
United States	$141,179	$129,373	9.1%	$13,886	$13,743	1.0%
Europe	59,938	45,810	30.8%	4,231	3,147	34.4%

Totals	$201,117	$175,183	14.8%	$18,117	$16,890	7.3%

        Net Sales.    For the quarter ended September 26, 2003, net sales were $201.1 million compared to $175.2 million for the quarter ended September 27, 2002, an increase of $25.9 million or 14.8%. Net sales in the U.S. increased 9.1% to $141.2 million for the quarter ended September 26, 2003, from $129.4 million for the quarter ended September 27, 2002. This increase in net sales in the U.S. primarily resulted from higher sales to home centers, distributors, industrial and architectural contractors, rural contractors and home improvement contractors, partially offset by lower sales to RV manufacturers. For the quarter ended September 26, 2003, compared to the quarter ended September 27, 2002, sales of rain-carrying products to home centers, distributors and home improvement contractors increased $7.2 million; sales of fabricated metal roofing and siding to industrial and architectural contractors, home centers and rural contractors increased $5.7 million; sales of lattice/awning products and vinyl windows to home improvement contractors increased $2.9 million. Partially offsetting these increases was a decrease in sales to RV manufacturers of $4.7 million.

        Net sales in Europe increased 30.8% to $59.9 million for the quarter ended September 26, 2003, from $45.8 million for the quarter ended September 27, 2002. Approximately $5.7 million of this increase was due to the strengthening of the Pound Sterling and Euro against the U.S. Dollar. The balance of the increase in net sales in Europe primarily resulted from higher sales to the European transportation industry, European RV manufacturers, European OEMs and U.K. home centers. For the quarter ended September 26, 2003, compared to the quarter ended September 27, 2002, excluding currency impact, sales from France to the European transportation industry increased $2.3 million; sales of painted aluminum coil and doors and windows to European RV manufacturers increased $0.9 million; sales of painted aluminum and steel coil to OEMs (excluding RV manufacturers) increased $1.6 million; sales of residential doors to home centers in the U.K. increased $2.1 million; and sales of bath enclosures and shower doors to customers in the U.K. increased $0.5 million.

        Cost of goods sold.    Cost of goods sold, as a percentage of net sales, increased to 79.6% for the quarter ended September 26, 2003, from 79.2% for the quarter ended September 27, 2002. The increase is largely attributable to higher aluminum and steel costs, partially offset by higher aluminum selling prices, in addition to higher labor and utility costs. Higher labor costs resulted primarily from new product and product expansion initiatives undertaken over the past twelve months.

        Selling and general.    Selling and general expenses, as a percentage of net sales, were 9.2% for the quarters ended September 26, 2003 and September 27, 2002. Selling and general expenses increased to $18.4 million in the quarter ended September 26, 2003, from $16.1 million in the quarter ended September 27, 2002. This increase resulted from higher net sales in the quarter ended September 26, 2003, compared to the quarter ended September 27, 2002, in addition to a stronger Euro and Pound Sterling against the U.S. Dollar in the quarter ended September 26, 2003, used in converting local currency into U.S. Dollars.

        Depreciation and amortization.    Depreciation and amortization was $4.4 million for the quarter ended September 26, 2003, compared to $3.4 million for the quarter ended September 27, 2002. This increase primarily resulted from a stronger Euro and Pound Sterling compared to the U.S. Dollar in 2003, in addition to depreciation on capital expenditures that occurred in the last three months of 2002 and the first nine months of 2003 and on the increase in carrying values of fixed assets and limited life intangibles that resulted from the 2003 Stock Transaction.

        Earnings from operations.    For the reasons stated above, earnings from operations were $18.1 million for the quarter ended September 26, 2003, compared to $16.9 million for the quarter ended September 27, 2002. Earnings from operations in the U.S. increased to $13.9 million for the quarter ended September 26, 2003, from $13.7 million for the quarter ended September 27, 2002. Earnings from operations in Europe increased to $4.2 million for the quarter ended September 26, 2003, from $3.1 million for the quarter ended September 27, 2002. Approximately $0.6 million of the increase in European earnings from operations resulted from the strengthening of the Pound Sterling and Euro against the U.S. Dollar.

        Interest expense, net.    Net interest expense was $5.4 million for the quarter ended September 26, 2003, compared to $5.9 million for the quarter ended September 27, 2002. The decline in net interest expense is a result of lower interest rates in the quarter ended September 26, 2003, compared to the quarter ended September 27, 2002. Lower interest rates resulted primarily from the issuance of $200.0 million of 8.5% senior subordinated notes on August 6, 2003 that were used to purchase $112.9 million of 11.25% senior subordinated notes.

        Other income(expense), net.    Other expense was $0.6 million for the quarter ended September 26, 2003. Expense of $1.4 million was recognized in accordance with SFAS No. 145 on the premium paid to purchase $112.9 million in principal amount of the 11.25% senior subordinated notes. Other income of $0.2 million for the quarter ended September 27, 2002 was not significant.

        Provision for income taxes.    The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The effective rate for the provision for income taxes decreased to 37.2% from 38.8% for the quarters ended September 26, 2003 and September 27, 2002, respectively. The decrease in the effective tax rate is primarily due to a greater proportion of earnings in 2003 in Europe, where the Company has a lower effective tax rate.

Nine Months Ended September 26, 2003 as Compared to Nine Months Ended September 27, 2002

        The following table sets forth the Company's Statements of Earnings Data expressed as a percentage of net sales:

	Nine months ended
	September 26, 2003(1)	September 27, 2002
Statements of Earnings Data:
Net sales	100.0%	100.0%
Costs and expenses:
Cost of goods sold	80.2	78.8
Selling and general	9.8	9.8
Depreciation and amortization	2.3	2.0

Earnings from operations	7.7	9.4
Interest expense, net	(3.1)	(3.6)
Other income, net	—	0.1

Earnings before income taxes	4.6	5.9
Provision for income taxes	1.7	2.3

Net earnings	2.9%	3.6%

	Net Sales Nine months ended			Earnings from Operations Nine months ended
	September 26, 2003	September 27, 2002	Increase/ (decrease)	September 26, 2003 (1)	September 27, 2002	Increase/ (decrease)
In thousands
United States	$354,466	$336,266	5.4%	$24,957	$31,902	(21.8)%
Europe	184,460	143,545	28.5%	16,486	13,101	25.8%

Totals	$538,926	$479,811	12.3%	$41,443	$45,003	(7.9)%

(1)
In connection with the 2003 Stock Transaction (see Note 2 to the Condensed Consolidated Financial Statements) and subsequent issuance of senior subordinated notes (see Note 5 to the Condensed Consolidated Financial Statements), accounting principles generally accepted in the U.S. required that the purchase price paid in excess of the book value of the Company's equity acquired be allocated to the assets and liabilities of the Company based upon estimates of their fair values. This application of purchase accounting resulted in increasing the value of inventory at the time of the 2003 Stock Transaction by $4.0 million. This inventory was sold in June 2003 and accordingly $4.0 million was recorded as cost of goods sold. This amount does not reflect costs incurred or amounts paid by the Company to prepare inventory for sale and accordingly had no affect on the cash flows from operations of the Company for the nine months ended September 26, 2003.

        Net Sales.    For the nine months ended September 26, 2003, net sales were $538.9 million compared to $479.8 million for the nine months ended September 27, 2002, an increase of $59.1 million or 12.3%. Net sales in the U.S. increased 5.4% to $354.5 million for the nine months ended September 26, 2003, from $336.3 million for the nine months ended September 27, 2002. This increase in net sales in the U.S. primarily resulted from higher sales to home centers, distributors, industrial and architectural contractors, rural contractors and home improvement contractors, partially offset by lower sales to RV manufacturers. For the nine months ended September 26, 2003, compared to the nine months ended September 27, 2002, sales of rain-carrying products to home centers, distributors and home improvement contractors increased $12.7 million; sales of fabricated metal roofing and siding to industrial and architectural contractors and rural contractors increased $6.1 million; sales of vinyl windows and lattice/awning products to home improvement contractors increased $5.7 million. Partially offsetting these increases was a decrease in sales to RV manufacturers of $8.0 million.

        Net sales in Europe increased 28.5% to $184.5 million for the nine months ended September 26, 2003, from $143.5 million for the nine months ended September 27, 2002. Approximately $24.9 million of this increase was due to the strengthening of the Pound Sterling and Euro against the U.S. Dollar. The balance of the increase in net sales in Europe primarily resulted from higher sales to the European transportation industry, European RV manufacturers and U.K. home centers. These increases were partially offset by lower sales of painted aluminum and steel coil to OEMs (excluding RV manufacturers). For the nine months ended September 26, 2003, compared to the nine months ended September 27, 2002, excluding currency impact, sales from France to the European transportation industry increased $7.4 million; sales of painted aluminum coil and doors and windows to European RV manufacturers increased $2.5 million; sales of residential doors to home centers in the U.K. increased $4.3 million; and sales of bath enclosures and shower doors to customers in the U.K. increased $1.6 million. Partially offsetting these increases was a decrease in sales of painted aluminum and steel coil to OEMs (excluding RV manufacturers) of $2.5 million.

        Cost of goods sold.    Cost of goods sold, as a percentage of net sales, increased to 80.2% for the nine months ended September 26, 2003, from 78.8% for the nine months ended September 27, 2002. This increase is primarily attributable to the $4.0 million increase in inventories resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction (see Note 2 to the Condensed Consolidated Financial Statements). The $4.0 million increase was recognized in cost of goods sold in June 2003. The remaining increase is largely attributable to higher aluminum and steel costs, partially offset by higher aluminum and steel selling prices, in addition to higher labor and utility costs. Higher labor costs resulted primarily from new product and product expansion initiatives undertaken over the past twelve months.

        Selling and general.    Selling and general expenses, as a percentage of net sales, were 9.8% for each of the nine month periods ended September 26, 2003 and September 27, 2002. Selling and general expenses increased to $52.7 million in the nine months ended September 26, 2003, from $47.0 million in the nine months ended September 27, 2002. This increase largely resulted from higher compensation expense due to bonus payments of $1.4 million associated with the 2003 Stock Transaction, together with higher net sales in the nine months ended September 26, 2003, compared to the nine months ended September 27, 2002, and a stronger Euro and Pound Sterling against the U.S. Dollar in the nine months ended September 26, 2003, used in converting local currency into U.S. Dollars.

        Depreciation and amortization.    Depreciation and amortization was $12.3 million for the nine months ended September 26, 2003, compared to $9.8 million for the nine months ended September 27, 2002. This increase primarily resulted from a stronger Euro and British Pound compared to the U.S. Dollar in 2003, in addition to depreciation on capital expenditures that occurred in the last three months of 2002 and the first nine months of 2003 and on the increase in carrying values of fixed assets and limited life intangibles that resulted from the 2003 Stock Transaction.

        Earnings from operations.    Earnings from operations of $41.4 million for the nine months ended September 26, 2003 reflect $4.0 million charged to expense resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction. Earnings from operations declined from $45.0 million for the nine months ended September 27, 2002, for the reasons stated above.

        Earnings from operations in the U.S. decreased to $25.0 million for the nine months ended September 26, 2003, from $31.9 million for the nine months ended September 27, 2002. U.S. earnings from operations in the nine months ended September 26, 2003 were reduced by $2.7 million of the

$4.0 million increase in inventories associated with the 2003 Stock Transaction, in addition to $0.9 million of additional compensation expense associated with the 2003 Stock Transaction. The remaining decline in U.S. earnings from operations compared to prior year was largely attributable to the decline in sales to RV manufacturers, along with higher steel, labor and utility costs, in addition to the increase in depreciation and amortization expense described above.

        Earnings from operations in Europe increased to $16.5 million for the nine months ended September 26, 2003, from $13.1 million for the nine months ended September 27, 2002. European earnings from operations in the nine months ended September 26, 2003 were reduced by $1.3 million of the $4.0 million increase in inventories associated with the 2003 Stock Transaction, in addition to $0.5 million of additional compensation expense associated with the 2003 Stock Transaction. The increase in earnings from operations in Europe is largely attributable to higher net sales, along with higher aluminum selling prices, partially offset by higher aluminum costs, and the strengthening of the Euro and British Pound against the U.S. Dollar. The strengthening of the Euro and British Pound against the U.S. Dollar increased European earnings from operations by $2.8 million in the nine months ended September 26, 2003, compared to the nine months ended September 27, 2002. Partially offsetting these increases were higher labor and utility costs, in addition to the increase in depreciation and amortization expense described above.

        Interest expense, net.    Net interest expense was $16.4 million for the nine months ended September 26, 2003, compared to $17.1 million for the nine months ended September 27, 2002. The decline in net interest expense is a result of lower interest rates in the nine months ended September 26, 2003, compared to the nine months ended September 27, 2002. Lower interest rates resulted primarily from the issuance of $200.0 million of 8.5% senior subordinated notes on August 6, 2003 that were used to purchase $112.9 million of 11.25% senior subordinated notes.

        Other income(expense), net.    Other income (expense) decreased to $(0.1) million for the nine months ended September 26, 2003, compared to $0.7 million for the nine months ended September 27, 2002. This decrease resulted from an expense of $1.4 million recognized in accordance with SFAS No. 145 on the premium paid to purchase $112.9 million in principal amount of the 11.25% senior subordinated notes.

        Provision for income taxes.    The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The effective rate for the provision for income taxes decreased to 37.3% from 38.9% for the nine months ended September 26, 2003 and September 27, 2002, respectively. The decrease in the effective tax rate is primarily due to a greater proportion of earnings in 2003 in Europe, where the Company has a lower effective tax rate.

Liquidity and Capital Resources

        Liquidity.    The Company's primary liquidity needs arise from debt service incurred in connection with acquisitions and the funding of capital expenditures. The Company's liquidity sources at September 26, 2003 include $37.0 million in cash and cash equivalents and an undrawn amount of $110.0 million under its revolving credit facility, subject to borrowing base limitations. At September 26, 2003, the entire $110.0 million of the undrawn amount was available.

        On July 10, 2003, the Company commenced an offer to purchase and solicitation of consents for the outstanding $135.0 million 11.25% senior subordinated notes due 2006 (the "11.25% Notes"), subject to the receipt of a consent from the holders of a majority of the principal amount thereof. On August 6, 2003, the Company issued $200.0 million 8.5% senior subordinated notes due 2011 (the "Old Notes"). The Company's proceeds from the issuance of the Old Notes, net of debt issuance costs, were approximately $191.3 million. On August 8, 2003, the Company used the proceeds of the Old Notes to purchase approximately $112.9 million in aggregate principal amount of the 11.25% Notes that had been validly tendered, for approximately $120.4 million, including premium and accrued and unpaid interest. Following the purchase of the 11.25% Notes accepted in the tender offer, approximately $22.1 million in aggregate principal amount of the 11.25% Notes remained outstanding. On October 1, 2003, all of the remaining 11.25% Notes outstanding were redeemed for approximately $23.8 million, including premium and accrued and unpaid interest.

        On October 10, 2003, the Company entered into a definitive agreement with Berger Holdings, Ltd. for the acquisition of all of the outstanding shares of Berger for $3.90 per share, or a total purchase price (including debt assumed) of approximately $41.0 million. Berger manufactures metal roof drainage products and roofing accessories as well as residential and commercial snow guards and will be included in the U.S. Fabrication segment.

        On October 9, 2003, the Company amended and restated its credit agreement. As amended and restated, the credit agreement includes a $110.0 million revolving credit facility and a $35.0 million term loan. The Company borrowed $35.0 million under the term loan on October 31, 2003. The interest rates applicable to the loans under the amended and restated credit agreement are based upon a Base Rate or Eurocurrency Rate (both as defined in the amended and restated credit agreement), plus their respective margins. The amended and restated credit agreement provides for variable rate margins, determined quarterly, based upon the Company's ratio of EBITDA (as defined in the amended and restated credit agreement) to total debt. The maximum and minimum Base Rate margins are 2.00% and 1.00%, respectively, on the revolving credit facility, and 2.25% and 1.25%, respectively, on the term loan. The maximum and minimum Eurocurrency Rate margins are 3.00% and 2.00%, respectively, on the revolving credit facility, and 3.25% and 2.25%, respectively, on the term loan. The Company is subject to a commitment fee of 0.375% of the unused portion of the revolving credit facility. The amended and restated credit agreement contains certain covenants and restrictions, including certain restrictions on the payment of cash dividends. In addition, the amended and restated credit agreement requires the Company to meet certain financial tests, including a minimum fixed charge coverage ratio, minimum interest coverage ratio, maximum leverage ratio and maximum amounts of capital expenditures. The amended and restated credit agreement permits the Berger acquisition, subject to certain limitations.

        The Company may pay a dividend to its stockholders or repurchase some of its outstanding common stock, subject to restrictions contained in agreements governing its existing or future indebtedness. Under the terms of the amended and restated credit agreement and the indenture governing the 8.5% senior subordinated notes due 2011, any such dividend or stock repurchase could be up to $70.0 million, subject to compliance with a cash flow ratio test and certain debt covenants.

        The Company's leveraged financial position requires that a substantial portion of the Company's cash flow from operations be used to pay interest on the senior subordinated notes, principal and interest under the Company's credit agreement and other indebtedness. Significant increases in the floating interest rates on the Company's revolving credit facility would result in increased debt service requirements, which may reduce the funds available for capital expenditures and other operational needs. In addition, the Company's leveraged position may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes. Further, the Company's leveraged position may make it more vulnerable to economic downturns, may limit its ability to withstand competitive pressures, and may limit its ability to comply with restrictive financial covenants required under its credit agreement.

        The Company's primary source of liquidity is funds generated from operations, which are supplemented by borrowings under the credit agreement. Net cash provided by operating activities for the nine months ended September 26, 2003 and September 27, 2002, were $23.8 million and $10.6 million, respectively. The increase primarily resulted from a larger increase in inventories in the first nine months of 2002, than in the first nine months of 2003, in addition to a larger increase in income taxes payable in the first nine months of 2003, than in the first nine months of 2002. These increases were partially offset by a greater increase in accounts receivable in the first nine months of 2003 than in the first nine months of 2002.

        Net cash used in investing activities increased to $7.5 million for the nine months ended September 26, 2003, from $4.6 million for the nine months ended September 27, 2002. This increase is the result of higher capital expenditures in the nine months ended September 26, 2003, compared to the nine months ended September 27, 2002.

        Net cash provided by (used in) financing activities increased to $8.5 million for the nine months ended September 26, 2003, from $(4.9) million for the nine months ended September 27, 2002. During the nine months ended September 26, 2003, the Company issued $200.0 million of 8.5% senior subordinated notes due 2011, from which the proceeds were used to purchase a portion of the outstanding 11.25% senior subordinated notes and repay the revolving credit facility. Additionally, during the nine months ended September 26, 2003, the Company repurchased common stock in the amount of $2.6 million and issued common stock from held treasury shares in the amount of $0.4 million.

        The above-noted sources are expected to provide the liquidity required, if necessary, to supplement cash from operations, although no assurance to that effect can be given.

        Capital Expenditures.    The Company's capital expenditures were $7.9 million and $4.6 million for the nine months ended September 26, 2003 and September 27, 2002, respectively. Capital expenditures in 2003 include approximately $1.2 million for improvements to the paintlines in Helena, Arkansas; Corby, England; and Roermond, The Netherlands; and approximately $3.9 million for several projects related to business expansion. Capital expenditures in 2002 included approximately $0.8 million for improvements to the paintlines in Helena, Arkansas; Corby, England; and Roermond, The Netherlands; and approximately $1.2 million for several projects related to business expansion. The balance of capital expenditures in both periods related to purchases and upgrades of fabricating equipment, transportation and material moving equipment, and information systems.

        The Company has made and will continue to make capital expenditures to comply with environmental laws. The Company estimates that its environmental capital expenditures for 2003 will approximate $900.0 thousand.

        Working Capital Management.    Working capital was $125.2 million as of September 26, 2003, compared to $90.5 million as of December 27, 2002. The increase in working capital is largely attributable to higher cash and cash equivalents resulting from the issuance of $200.0 million 8.5% senior subordinated notes, from which a portion of the proceeds were used to prepay the revolving credit facility and a portion of the 11.25% senior subordinated notes. Additionally, seasonal demands of the business result in substantial increases from year end in trade accounts receivable and inventories, partially offset by an increase in trade accounts payable.

Environmental Matters

        The Company's exposure to environmental matters has not changed significantly from the year ended December 27, 2002. For detailed information regarding environmental matters, see "Management's Discussion and Analysis—Risk Management" set forth in the Company's Annual Report on Form 10-K for the year ended December 27, 2002.

        Note Regarding Forward-Looking Statements:    The Management's Discussion and Analysis and other sections of this Form 10-Q may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, and management's beliefs and assumptions. Such forward-looking statements include terminology such as

"may", "will", "should", "expects", "anticipates", "intends", "plans", "believes", "contemplates", "projects", "predicts", "estimates", or variations of such words and similar expressions regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements in this report include, but are not limited to: (1) statements regarding the Company's expectation that its sources of liquidity will provide the liquidity required, if necessary, to supplement lower cash flows from operations; (2) statements regarding management's expectation that the outcome of legal proceedings and claims that have arisen in the ordinary course of business would not reasonably be expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries taken as a whole; (3) statements regarding management's belief that the Company's potential share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses at various hazardous waste disposal sites in which the Company has been named as a defendant in lawsuits or as a potentially responsible party are not material and that the reasonably probable outcome of these matters will not materially exceed established reserves and will not have a material impact on the future financial position, net earnings or cash flows of the Company; and (4) statements regarding whether the Company will complete the acquisition of Berger based on the terms proposed or at all, including whether the Company will be able to comply with restrictions contained in its senior secured credit agreement. These forward-looking statements are based on a number of assumptions that could ultimately prove inaccurate, and, therefore, there can be no assurance that they will prove to be accurate. All such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause future financial performance to differ materially and significantly from past results and from those expressed or implied in this document include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), changes in business strategy or development plans, the cyclical demand for the Company's products, the supply and/or price of aluminum and other raw materials, currency exchange rate fluctuations, environmental regulations, availability of financing, competition, reliance on key management personnel, ability to manage growth, loss of customers, and a variety of other factors. For further information on these and other risks, see the "Risk Factors" section of Item 1 of the Company's Annual Report on Form 10-K for the year ended December 27, 2002, as well as the Company's other filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly its forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The following discussion about the Company's risk-management activities includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statement. See "Note Regarding Forward Looking Statements" for additional information regarding the Private Securities Litigation Reform Act. The Company's management of market risk from changes in interest rates, exchange rates and commodity prices has not changed from the year ended December 27, 2002, with the following exception. The Company issued $200.0 million 8.5% senior subordinated notes on August 6, 2003. The Company used the proceeds from the issuance to purchase $112.9 million of its 11.25% Notes on August 8, 2003 and to repay a portion of its outstanding revolving credit facility. As a result of the repayment of a portion of the 11.25% Notes and a portion of the revolving credit facility, the Company's Interest Rate Swap and Pound Sterling Swap became ineffective hedges and no longer qualified for hedge accounting. Changes in fair market value on the Interest Rate Swap and the Pound Sterling Swap subsequent to the hedges becoming ineffective are recognized in current earnings during the period of change. For detailed information regarding the Company's risk management, see "Management's Discussion and Analysis—Risk Management" and "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" set forth in the Company's Annual Report on Form 10-K for the year ended December 27, 2002.

Interest Rate Risk

        This analysis presents the hypothetical loss in fair value and increase in interest expense of those financial instruments and derivative instruments held by the Company at September 26, 2003, which are sensitive to changes in interest rates. All other factors remaining unchanged, a hypothetical 10 percent increase in interest rates would decrease the fair value of the Company's fixed-rate, long-term debt outstanding at September 26, 2003, by approximately $9.2 million, based upon the use of a discounted cash flow model, as compared to a hypothetical decrease in fair value of approximately $4.4 million at December 27, 2002.

        A hypothetical 10 percent increase in interest rates for one year on the Company's variable rate financial instruments and derivative instruments would increase interest expense by approximately $0.7 million as calculated at September 26, 2003, compared to a hypothetical increase in interest expense of approximately $0.3 million as calculated at December 27, 2002. This does not give effect to the increase in total borrowings of the Company as a result of the $35.0 million term loan drawn by a subsidiary of the Company on October 31, 2003.

Foreign Currency Exchange Risk

        This analysis presents the hypothetical increase in foreign exchange loss and increase in interest expense related to those financial instruments and derivative instruments held by the Company at September 26, 2003 that are sensitive to changes in foreign currency exchange risks. A hypothetical 10 percent increase in foreign currency exchange rates would increase the Company's foreign exchange loss by approximately $3.7 million for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in foreign exchange loss of approximately $0.2 million for the year ended December 27, 2002.

        All other factors remaining unchanged, a hypothetical 10 percent increase in foreign currency exchange rates for one year would have no effect on interest expense as calculated at September 26, 2003, for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in interest expense of approximately $0.8 million as calculated at December 27, 2002.

Item 4. Controls and Procedures

        As of September 26, 2003, based upon an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of the evaluation date, the Company's disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports that it files or submits under the Securities and Exchange Act of 1934 (the "Exchange Act") and (2) are adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms. Further, there were no changes in the Company's internal controls over financial reporting identified in connection with that evaluation that occurred during the quarter ended September 26, 2003, that have materially affected or would be reasonably likely to materially affect the Company's internal control over financial reporting.

Part II—Other Information

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

        None.

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

(b)
Reports on Form 8-K:

        On July 17, 2003, the Company filed a report on Form 8-K relating to a tender offer for its senior subordinated notes, as presented in a press release dated July 10, 2003.

        On July 21, 2003, the Company filed a report on Form 8-K relating to its proposed offer to sell $200.0 million in aggregate of senior subordinated notes due 2011, as presented in a press release dated July 21, 2003. The report on Form 8-K also provided selected portions of information the Company expected to disclose to prospective investors in connection with the offering.

        On August 5, 2003, the Company filed a report on Form 8-K relating to the tender offer for its senior subordinated notes, as presented in a press release dated July 29, 2003.

        On August 8, 2003, the Company filed a report on Form 8-K relating to the tender offer for its senior subordinated notes, as presented in a press released dated August 8, 2003, and relating to its offering of $200.0 million of senior subordinated notes due 2011, as presented in a press release dated August 6, 2003. The report on Form 8-K also provided Exhibits of certain documents associated with the offering of $200.0 million of senior subordinated notes due 2011.

        On August 13, 2003, the Company filed a report on Form 8-K relating to its financial information for the quarter ended June 27, 2003, as presented in a press release dated August 11, 2003.

        On September 5, 2003, the Company filed a report on Form 8-K relating to the redemption of all remaining outstanding 11.25% senior subordinated notes due 2006, as presented in a press release dated September 2, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Euramax International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURAMAX INTERNATIONAL, INC.

Signature	Title	Date

/s/ J. DAVID SMITH J. David Smith	Chairman, Chief Executive Officer and President	November 10, 2003
/s/ R. SCOTT VANSANT R. Scott Vansant	Chief Financial Officer and Secretary	November 10, 2003

Exhibit Index

Exhibit Number	Description
3.1	Certificate of Incorporation of Euramax International, Inc. (f/k/a Amerimax Holdings, Inc.). (Incorporated by reference to the Exhibit with the same number in Euramax International, Inc.'s Registration Statement on Form S-4 (Reg. No. 333-05978) which became effective on February 7, 1997.)
3.2	Bylaws of Euramax International, Inc. (f/k/a Amerimax Holdings, Inc.). (Incorporated by reference to the Exhibit with the same number in Euramax International, Inc.'s Registration Statement on Form S-4 (Reg. No. 333-05978) which became effective on February 7, 1997.)
4.1	Indenture dated August 6, 2003 by and among Euramax International, Inc., Euramax International Holdings B.V., a Dutch registered company, the guarantors party thereto from time to time, and JPMorgan Chase Bank, as trustee. (Incorporated by reference to Exhibit 4.2 in Euramax International, Inc's Current Report on Form 8-K which was filed on August 8, 2003).
4.2	Registration Rights Agreement dated August 6, 2003 by and among Euramax International, Inc., Euramax International Holdings B.V., and each of the Guarantors (as defined therein), UBS Securities LLC, Banc of America Securities LLC, Wachovia Capital Markets, LLC, ABN AMRO Incorporated, and Fleet Securities, Inc. (Incorporated by reference to Exhibit 4.3 in Euramax International, Inc's Current Report on Form 8-K which was filed on August 8, 2003).
4.3	Form of 8 1/2% Senior Subordinated Note Due 2011. (Incorporated by reference to Exhibit A of Exhibit 4.2 in Euramax International, Inc's Current Report on Form 8-K which was filed on August 8, 2003).
10.1	Purchase Agreement dated July 30, 2003 by and among Euramax International, Inc., Euramax International Holdings B.V., each of the Guarantors (as defined therein), UBS Securities LLC, Banc of America Securities LLC, Wachovia Capital Markets, LLC, ABN AMRO Incorporated, and Fleet Securities, Inc. (Incorporated by reference to Exhibit 10.1 in Euramax International, Inc.'s Current Report on Form 8-K which was filed on August 8, 2003.)
10.2	Agreement and Plan of Merger, dated as of October 10, 2003, by and among Amerimax Pennsylvania Inc., Euramax International, Inc. and Berger Holdings, Ltd. (Incorporated by reference to Exhibit (d)(1) to Schedule TO of Amerimax Pennsylvania Inc. which was filed on October 20, 2003.)
10.3	Third Amended and Restated Credit Agreement, dated October 9, 2003, among Euramax International, Inc. and its subsidiaries, Wachovia Bank, N.A. (as Agent and Lender) and the Lenders. (Incorporated by reference to Exhibit (b)(1) to the Schedule TO-T which was filed by Euramax International, Inc. on October 20, 2003.)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

QuickLinks

Part I—Financial Information
  Item 1. Financial Statements
Euramax International, Inc. and Subsidiaries Condensed Consolidated Statements of Earnings (Thousands of U.S. Dollars) (Unaudited)
Euramax International, Inc. and Subsidiaries Condensed Consolidated Balance Sheets (Thousands of U.S. Dollars) (Unaudited)
Euramax International, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows (Thousands of U.S. Dollars) (Unaudited)
Euramax International, Inc. and Subsidiaries Notes to Condensed Consolidated Financial Statements (Thousands of U.S. Dollars) (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  Part II—Other Information
  Item 1. Legal Proceedings.
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Exhibit Index