Form 10-Q/A
period 2003-06-27
EURAMAX INTERNATIONAL INC
filed 2004-02-20
CIK 1026743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A amends the Registrant’s quarterly report on Form 10-Q for the period ended June 27, 2003, which was originally filed on August 11, 2003. This amendment reflects comments to our original report on Form 10-Q received from the Staff of the Securities and Exchange Commission in connection with their review of our registration statement on Form S-4, which was filed on November 4, 2003.  Specifically, we are amending the following items:

•                  Part I – Financial Information, Item 1. Financial Statements, Footnote 3. Summary of Significant Account Policies, “Goodwill”

•                  Part I – Financial Information, Item 1. Financial Statements, Footnote 9. Segment Information

•                  Part I – Financial Information, Item 1. Financial Statements, Footnote 13. Supplemental Condensed Combined Financial Statements

•                  Part I – Financial Information, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as expressly noted above or as otherwise expressly noted herein, the information in this quarterly report is current only as of June 27, 2003, and we have not attempted to update any such information based on events subsequent to that date.

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

Goodwill

Goodwill increased $48.1 million from December 27, 2002 to June 27, 2003 as a result of applying the purchase method of accounting to the 2003 Shareholder Transaction, as described in Note 2. The remaining change in goodwill is a result of the change in foreign exchange rates used in converting the local currency goodwill balance into U.S. Dollars. The Company reviews the carrying value of its goodwill for impairment annually, on the first day of the Company’s fiscal fourth quarter.

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

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company’s financial position or results of operations in fiscal year 2003.

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

The table below presents information about reported segments and a reconciliation of total segment sales to total consolidated sales, total segment EBITDA to total consolidated earnings before income taxes and total segment assets to total assets for the periods indicated.  Expenses and assets that are not segment specific relate to holding company and business development activities conducted for the overall benefit of the Company and, accordingly, are not attributable to the Company’s segments.

	Predecessor		Successor	Predecessor		Successor
	Three months ended June 28, 2002	Two months ended May 23, 2003	One month ended June 27, 2003	Six months ended June 28, 2002	Five months ended May 23, 2002	One month ended June 27, 2003

Sales
European Roll Coating	$33,533	$24,056	$15,660	$65,563	$60,719	$15,660
U.S. Fabrication	121,578	75,107	52,238	206,893	161,065	52,238
European Fabrication	17,280	15,797	9,723	33,503	39,913	9,723
Total segment sales	172,391	114,960	77,621	305,959	261,697	77,621

Eliminations	(723)	(503)	(427)	(1,331)	(1,082)	(427)
Consolidated net sales	$171,668	$114,457	$77,194	$304,628	$260,615	$77,194

EBITDA
European Roll Coating	$4,480	$3,389	$1,487	$8,999	$9,508	$1,487
U.S. Fabrication	17,012	7,783	4,398	23,137	11,761	4,398
European Fabrication	2,107	1,643	1,140	4,045	4,489	1,140
Total EBITDA for reportable segments	23,599	12,815	7,025	36,181	25,758	7,025

Expenses that are not segment specific	(566)	517	(1,920)	(1,077)	790	(1,920)
Depreciation and amortization	(3,025)	(2,531)	(1,571)	(6,449)	(6,276)	(1,571)
Interest expense, net	(5,872)	(3,678)	(1,843)	(11,233)	(9,126)	(1,843)
Consolidated net earnings before income taxes	$14,136	$7,123	$1,691	$17,422	$11,146	$1,691

	Predecessor	Successor
	December 27, 2002	June 27, 2003
Assets
European Roll Coating	$111,985	$142,304
U.S. Fabrication	234,968	299,078
European Fabrication	59,458	78,901
Assets that are not segment specific	10,029	10,331
Total assets	$416,440	$530,614

The following table reflects revenues from external customers by groups of similar products for the periods indicated:

		Predecessor		Successor	Predecessor		Successor
Customers/Markets	Primary Products	Three months ended June 28, 2002	Two months ended May 23, 2003	One month ended June 27, 2003	Six months ended June 28, 2002	Five months ended May 23, 2003	One month ended June 27, 2003

Original Equipment Manufacturers (“OEMs”)	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; RV doors, windows and roofing; and composite building panels	$70,707	$47,552	$29,649	$135,108	$120,289	$29,649

Rural Contractors	Steel and aluminum roofing and siding	33,088	18,892	12,796	56,663	38,980	12,796

Home Centers	Raincarrying systems, roofing accessories, windows, doors and shower enclosures	36,456	25,663	18,941	58,131	51,129	18,941

Manufactured Housing	Steel siding and trim components	6,668	3,526	3,076	11,344	8,031	3,076

Distributors	Metal coils, raincarrying systems and roofing accessories	5,712	5,832	3,747	10,252	12,084	3,747

Industrial and Architectural Contractors	Standing seam panels and siding and roofing accessories	4,381	3,886	2,822	8,488	9,183	2,822

Home Improvement Contractors	Vinyl replacement windows; metal coils, raincarrying systems; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings	14,656	9,106	6,163	24,642	20,919	6,163
		$171,668	$114,457	$77,194	$304,628	$260,615	$77,194

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

	Predecessor three months ended June 28, 2002
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$—	$—	$—	$—	$—	$171,668	$—	$171,668

Costs and expenses:
Cost of goods sold	—	—	—	—	—	132,859	—	132,859
Selling and general	401	51	—	—	595	15,353	—	16,400
Depreciation and amortization	—	—	—	—	10	3,015	—	3,025
(Loss) earnings from operations	(401)	(51)	—	—	(605)	20,441	—	19,384

Equity in earnings of subsidiaries	9,914	2,821	(1,353)	2,662	12,021	—	(26,065)	—
Interest expense, net	(1,047)	(2,070)	(933)	(22)	(1,106)	(694)	—	(5,872)
Internal interest expense (income), net	(608)	2,070	719	(29)	(1,432)	(720)	—	—
Other income (expense), net	—	—	2,056	179	—	(1,611)	—	624
Earnings before income taxes	7,858	2,770	489	2,790	8,878	17,416	(26,065)	14,136
(Benefit) provision for income taxes	(702)	(16)	553	51	(1,036)	6,726	—	5,576

Net earnings (loss)	$8,560	$2,786	$(64)	$2,739	$9,914	$10,690	$(26,065)	$8,560

	Predecessor two months ended May 23, 2003
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$—	$—	$—	$—	$—	$114,457	$—	$114,457

Costs and expenses:
Cost of goods sold	—	—	—	—	—	90,854	—	90,854
Selling and general	156	42	—	—	(506)	10,871	—	10,563
Depreciation and amortization	—	—	—	—	15	2,516	—	2,531
(Loss) earnings from operations	(156)	(42)	—	—	491	10,216	—	10,509

Equity in earnings of subsidiaries	5,364	1,989	(390)	1,639	5,931	—	(14,533)	—
Interest expense, net	(698)	(1,380)	(665)	(18)	(581)	(336)	—	(3,678)
Internal interest expense (income), net	(643)	1,380	482	(18)	(720)	(481)	—	—
Other income (expense), net	—	—	1,071	145	—	(924)	—	292
Earnings before income taxes	3,867	1,947	498	1,748	5,121	8,475	(14,533)	7,123
(Benefit) provision for income taxes	(583)	(12)	269	38	(242)	3,203	—	2,673

Net earnings	$4,450	$1,959	$229	$1,710	$5,363	$5,272	$(14,533)	$4,450

	Successor one month ended June 27, 2003
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$—	$—	$—	$—	$—	$77,194	$—	$77,194

Costs and expenses:
Cost of goods sold	—	—	—	—	—	63,904	—	63,904
Selling and general	463	121	—	—	1,276	6,299	—	8,159
Depreciation and amortization	—	—	—	—	7	1,564	—	1,571
(Loss) earnings from operations	(463)	(121)	—	—	(1,283)	5,427	—	3,560

Equity in earnings of subsidiaries	2,190	763	(194)	809	2,941	—	(6,509)	—
Interest expense, net	(349)	(677)	(337)	(5)	(256)	(219)	—	(1,843)
Internal interest expense (income), net	(463)	677	313	(11)	(203)	(313)	—	—
Other income (expense), net	—	—	196	(58)	—	(164)	—	(26)
Earnings (loss) before income taxes	915	642	(22)	735	1,199	4,731	(6,509)	1,691
(Benefit) provision for income taxes	(214)	(36)	48	(25)	(991)	1,780	—	562

Net earnings (loss)	$1,129	$678	$(70)	$760	$2,190	$2,951	$(6,509)	$1,129

	Predecessor six months ended June 28, 2002
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$—	$—	$—	$—	$—	$304,628	$—	$304,628

Costs and expenses:
Cost of goods sold	—	—	—	—	—	239,117	—	239,117
Selling and general	678	109	—	—	552	29,610	—	30,949
Depreciation and amortization	—	—	—	—	19	6,430	—	6,449
(Loss) earnings from operations	(678)	(109)	—	—	(571)	29,471	—	28,113

Equity in earnings of subsidiaries	13,035	5,081	(524)	4,521	16,844	—	(38,957)	—
Interest expense, net	(2,131)	(4,139)	(1,744)	(43)	(1,984)	(1,192)	—	(11,233)
Internal interest expense (income), net	(954)	4,139	1,421	(59)	(3,127)	(1,420)	—	—
Other income (expense), net	—	—	1,576	160	—	(1,194)	—	542
Earnings before income taxes	9,272	4,972	729	4,579	11,162	25,665	(38,957)	17,422
(Benefit) provision for income taxes	(1,368)	(33)	376	33	(1,873)	9,647	—	6,782

Net earnings	$10,640	$5,005	$353	$4,546	$13,035	$16,018	$(38,957)	$10,640

	Predecessor five months ended May 23, 2003
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$—	$—	$—	$—	$—	$260,615	$—	$260,615

Costs and expenses:
Cost of goods sold	—	—	—	—	—	208,420	—	208,420
Selling and general	393	105	—	—	(988)	26,643	—	26,153
Depreciation and amortization	—	—	—	—	36	6,240	—	6,276
(Loss) earnings from operations	(393)	(105)	—	—	952	19,312	—	19,766

Equity in earnings of subsidiaries	8,980	5,810	925	4,560	10,980	—	(31,255)	—
Interest expense, net	(1,745)	(3,449)	(1,622)	(44)	(1,366)	(900)	—	(9,126)
Internal interest expense (income), net	(1,120)	3,449	1,271	(47)	(2,282)	(1,271)	—	—
Other income (expense), net	—	—	529	192	—	(215)	—	506
Earnings before income taxes	5,722	5,705	1,103	4,661	8,284	16,926	(31,255)	11,146
(Benefit) provision for income taxes	(1,170)	(31)	56	35	(696)	6,060	—	4,254

Net earnings	$6,892	$5,736	$1,047	$4,626	$8,980	$10,866	$(31,255)	$6,892

	Predecessor as of December 27, 2002
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$—	$—	$1	$1	$181	$11,463	$—	$11,646
Accounts receivable, net	—	14	—	—	121	88,373	—	88,508
Inventories	—	—	—	—	—	78,480	—	78,480
Other current assets	508	—	—	—	308	4,265	—	5,081
Total current assets	508	14	1	1	610	182,581	—	183,715
Property, plant and equipment, net	—	—	—	—	179	111,858	—	112,037
Amounts due from affiliates	102,124	77,552	55,022	—	150,838	70,425	(455,961)	—
Goodwill, net	—	—	—	—	7,799	103,000	—	110,799
Investment in consolidated subsidiaries	153,844	34,800	(20,675)	41,906	213,277	—	(423,152)	—
Deferred income taxes	—	—	1,040	—	60	3,875	—	4,975
Other assets	—	1,260	350	379	1,357	1,568	—	4,914
	$256,476	$113,626	$35,738	$42,286	$374,120	$473,307	$(879,113)	$416,440
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$—	$—	$(181)	$2,061	$—	$1,880
Accounts payable	—	—	—	—	159	56,945	—	57,104
Accrued expenses and other current liabilities	(1,222)	250	(158)	(7,230)	(4,623)	47,234	—	34,251
Total current liabilities	(1,222)	250	(158)	(7,230)	(4,645)	106,240	—	93,235
Long-term debt, less current maturities	37,216	70,605	27,179	—	31,700	30,272	—	196,972
Amounts due to affiliates	133,239	14,826	22,117	3,548	189,197	93,034	(455,961)	—
Deferred income taxes	614	—	—	—	798	18,009	—	19,421
Other liabilities	—	—	—	—	3,229	17,364	—	20,593
Total liabilities	169,847	85,681	49,138	(3,682)	220,279	264,919	(455,961)	330,221
Shareholders’equity:
Common stock	500	2	78	23	35,001	6,835	(41,939)	500
Additional paid-in capital	65,218	20,726	6,922	9,077	78,485	369,643	(496,851)	53,220
Treasury stock	(2,056)	—	—	—	—	—	—	(2,056)
Retained earnings (deficit)	27,652	15,384	(12,501)	36,367	45,225	(149,823)	82,135	44,439
Dividends declared	—	—	—	—	—	(10,415)	10,415	—
Accumulated other comprehensive loss	(4,685)	(8,167)	(7,899)	501	(4,870)	(7,852)	23,088	(9,884)
Total shareholders’ equity	86,629	27,945	(13,400)	45,968	153,841	208,388	(423,152)	86,219
	$256,476	$113,626	$35,738	$42,286	$374,120	$473,307	$(879,113)	$416,440

	Successor as of June 27, 2003
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and equivalents	$—	$—	$1	$1	$273	$10,643	$—	$10,918
Accounts receivable, net	—	41	—	—	(1)	120,285	—	120,325
Inventories	—	—	—	—	—	90,374	—	90,374
Other current assets	1,191	—	—	—	1,225	6,022	—	8,438
Total current assets	1,191	41	1	1	1,497	227,324	—	230,055
Property, plant and equipment, net	—	—	—	—	205	129,377	—	129,582
Amounts due from affiliates	108,691	79,726	58,781	—	160,985	67,776	(475,959)	—
Goodwill, net	—	—	—	—	7,799	152,607	—	160,406
Investment in consolidated subsidiaries	221,295	68,268	(14,560)	67,841	283,255	—	(626,099)	—
Deferred income taxes	—	—	1,069	—	60	3,702	—	4,831
Other assets	—	489	141	162	1,151	3,797	—	5,740
	$331,177	$148,524	$45,432	$68,004	$454,952	$584,583	$(1,102,058)	$530,614
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$—	$—	$(891)	$2,378	$—	$1,487
Accounts payable	—	—	—	—	319	73,792	—	74,111
Accrued expenses and other current liabilities	1,281	186	(55)	(7,907)	(1,697)	55,231	—	47,039
Total current liabilities	1,281	186	(55)	(7,907)	(2,269)	131,401	—	122,637
Long-term debt, less current maturities	37,778	71,672	27,589	—	47,000	23,981	—	208,020
Amounts due to affiliates	142,692	15,412	24,717	3,603	184,621	104,914	(475,959)	—
Deferred income taxes	712	—	—	—	976	21,872	—	23,560
Other liabilities	—	—	4	—	3,329	24,398	—	27,731
Total liabilities	182,463	87,270	52,255	(4,304)	233,657	306,566	(475,959)	381,948
Shareholders’equity:
Common stock	500	2	78	23	35,001	6,835	(41,939)	500
Additional paid-in capital	155,866	57,470	(5,815)	67,083	177,181	265,207	(561,497)	155,495
Treasury stock	(1,964)	—	—	—	—	—	—	(1,964)
Restricted stock	(3,764)	—	—	—	—	—	—	(3,764)
Retained earnings (deficit)	1,129	678	(70)	760	2,190	2,951	(6,509)	1,129
Accumulated other comprehensive loss	(3,053)	3,104	(1,016)	4,442	6,923	3,024	(16,154)	(2,730)
Total shareholders’ equity	148,714	61,254	(6,823)	72,308	221,295	278,017	(626,099)	148,666
	$331,177	$148,524	$45,432	$68,004	$454,952	$584,583	$(1,102,058)	$530,614

	Predecessor six months ended June 28, 2002
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net cash (used in) provided by operating activities	$(3,641)	$15	$(221)	$(61)	$27,595	$8,289	$(31,427)	$549

Cash flows from investing activities:
Proceeds from sales of assets	—	—	—	—	—	24	—	24
Capital expenditures	—	—	—	—	(96)	(2,470)	—	(2,566)
Net cash used in investing activities	—	—	—	—	(96)	(2,446)	—	(2,542)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit facility	—	—	—	—	41,500	(1,496)	—	40,004
Repayment of long-term debt	—	—	—	—	(33,910)	(5,041)	—	(38,951)
Dividends paid	—	—	—	—	—	(31,427)	31,427	—
Change in cash overdrafts	—	—	—	—	(1,169)	2,398	—	1,229
Proceeds from settlement of currency swap	—	—	—	—	—	2,790	—	2,790
Deferred financing fees	—	—	—	—	(909)	(586)	—	(1,495)
Due to/from affiliates	3,641	(15)	117	(164)	(33,168)	29,589	—	—
Net cash provided by/(used in) financing activities	3,641	(15)	117	(164)	(27,656)	(3,773)	31,427	3,577

Effect of exchange rate changes on cash	—	—	104	160	159	1,458	—	1,881

Net (decrease) increase in cash and equivalents	—	—	—	(65)	2	3,528	—	3,465
Cash and equivalents at beginning of period	—	—	—	94	11	5,792	—	5,897
Cash and equivalents at end of period	$—	$—	$—	$29	$13	$9,320	$—	$9,362

	Predecessor five months ended May 23, 2003
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net cash (used in)/provided by operating activities	$(3,596)	$(703)	$(629)	$(49)	$1,783	$(8,851)	$—	$(12,045)

Cash flows from investing activities:
Proceeds from sales of assets	—	—	—	—	—	35	—	35
Capital expenditures	—	—	—	—	(47)	(4,897)	—	(4,944)
Net cash used in investing activities	—	—	—	—	(47)	(4,862)	—	(4,909)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	—	—	—	16,800	1,464	—	18,264
Change in cash overdrafts	—	—	—	—	(215)	2,818	—	2,603
Purchase of treasury stock	(2,556)	—	—	—	—	—	—	(2,556)
Deferred financing fees	—	—	—	—	(71)	(45)	—	(116)
Due to/from affiliates	6,152	703	649	(140)	(18,190)	10,826	—	—
Net cash provided by/(used in) financing activities	3,596	703	649	(140)	(1,676)	15,063	—	18,195

Effect of exchange rate changes on cash	—	—	(20)	189	—	609	—	778

Net increase in cash and equivalents	—	—	—	—	60	1,959	—	2,019
Cash and equivalents at beginning of period	—	—	1	1	181	11,463	—	11,646
Cash and equivalents at end of period	$—	$—	$1	$1	$241	$13,422	$—	$13,665

	Successor one month ended June 27, 2003
	Euramax International, Inc. (Parent Guarantor)	Euramax International Limited (Co-Obligor)	Euramax European Holdings Limited (Co-Obligor)	Euramax European Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net cash (used in)/provided by operating activities	$(920)	$609	$311	$(11)	$(1,265)	$13,200	$—	$11,924

Cash flows from investing activities:
Proceeds from sales of assets	—	—	—	—	—	44	—	44
Capital expenditures	—	—	—	—	(22)	(767)	—	(789)
Net cash used in investing activities	—	—	—	—	(22)	(723)	—	(745)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	—	—	—	(1,500)	(9,653)	—	(11,153)
Change in cash overdrafts	—	—	—	—	(495)	(2,500)	—	(2,995)
Issuance of common stock from shares held in treasury	353	—	—	—	—	—	—	353
Purchase of treasury stock	(80)	—	—	—	—	—	—	(80)
Deferred financing fees	—	—	—	—	(148)	(94)	—	(242)
Due to/from affiliates	647	(609)	(313)	69	3,462	(3,256)	—	—
Net cash provided by/(used in) financing activities	920	(609)	(313)	69	1,319	(15,503)	—	(14,117)

Effect of exchange rate changes on cash	—	—	2	(58)	—	247	—	191

Net increase (decrease) in cash and equivalents	—	—	—	—	32	(2,779)	—	(2,747)
Cash and equivalents at beginning of period	—	—	1	1	241	13,422	—	13,665
Cash and equivalents at end of period	$—	$—	$1	$1	$273	$10,643	$—	$10,918

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

The Company is an international producer of value-added aluminum, steel, vinyl and fiberglass fabricated products, with facilities located in all major regions of the United States ("U.S."), as well as in the United Kingdom (“U.K.”), The Netherlands and France. The Company's manufacturing and distribution network consists of 38 strategically located facilities, of which 32 are located in the U.S. and 6 are located in Europe. The Company sells its products principally to two markets, the building and construction market and the transportation market. The Company's core products include specialty coated coils, aluminum recreational vehicle (“RV”) sidewalls, RV doors, farm and agricultural panels, metal and vinyl raincarrying systems, soffit and fascia systems, and vinyl replacement windows. In addition, the Company sells an extensive line of accessory products, including roofing and siding hardware, trim parts and roof drainage accessories. Gross margins earned on the Company’s accessory products are typically higher than gross margins earned on core product lines. However, net sales trends for core products and accessories to such core products have been very highly correlated within specific markets during the six months ended June 26, 2003. Accordingly, changes in gross margins during such periods have not been the result of a shift in product sales between core products and accessory products. The Company’s customers include original equipment manufacturers (“OEMs”) such as RV, commercial panel and transportation industry manufacturers; rural contractors; home centers; manufactured housing producers; distributors; industrial and architectural contractors; and home improvement contractors.

The Company’s results of operations for the three and six months ended June 28, 2002, five months ended May 23, 2003 and one month ended June 27, 2003 have been separated into the predecessor period and successor period as a result of the application of purchase accounting in connection with the 2003 Stock Transaction described in Note 2 to the Condensed Consolidated Financial Statements. The discussion of the results of operations below combines the predecessor two months ended May 23, 2003 and the successor one month ended June 27, 2003 for comparison to the predecessor three months ended June 28, 2002, and the predecessor five months ended May 23, 2003 and the successor one month ended June 27, 2003 for comparison to the predecessor six months ended June 28, 2002, for purposes of discussing net sales and cost of goods sold. All other items are separated into the predecessor and successor periods for discussion purposes.

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

Results of Operations

Quarter Ended June 27, 2003 as Compared to Quarter Ended June 28, 2002

The following table sets forth the Company’s Statements of Earnings Data expressed as a percentage of net sales:

	Two months ended May 23, 2003	One month ended June 27, 2003 (1)	Three months ended June 28, 2002
Statement of Earnings Date:
Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold	79.4	82.8	77.4
Selling and General	9.2	10.6	9.6
Depreciation and amortization	2.2	2.0	1.8
Earnings from operations	9.2	4.6	11.2
Interest expense, net	(3.2)	(2.4)	(3.4)
Other Income, net	0.2	—	0.4
Earnings before income taxes	6.2	2.2	8.2
Provision for income taxes	2.3	0.7	3.2
Net earnings	3.9%	1.5%	5.0%

	Net Sales			Earnings from Operations
	Two months ended May 23, 2003	One month ended June 27, 2003	Three months ended June 28, 2002	Two months ended May 23, 2003	One month ended June 27, 2003 (1)	Three months ended June 28, 2002

U.S. Fabrication	$75,108	$52,237	$121,578	$6,615	$2,414	$14,232
European Roll Coating	23,552	15,234	32,811	2,637	645	3,420
European Fabrication	15,797	9,723	17,279	1,257	501	1,732
Total	$114,457	$77,194	$171,668	$10,509	$3,560	$19,384

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

Net Sales. For the quarter ended June 27, 2003, net sales were $191.7 million compared to $171.7 million for the quarter ended June 28, 2002, an increase of $20.0 million or 11.6%. Net sales in the U.S. Fabrication segment increased 4.7% to $127.3 million for the quarter ended June 27, 2003, from $121.6 million for the quarter ended June 28, 2002. This increase in net sales in the U.S. Fabrication segment primarily resulted from higher sales volumes to home centers, distributors, industrial and architectural contractors, rural contractors and home improvement contractors, partially offset by lower sales volumes to RV manufacturers. For the quarter ended June 27, 2003, compared to the quarter ended June 28, 2002, sales of rain-carrying products to home centers, distributors and home improvement contractors increased $4.5 million; sales of fabricated metal roofing and siding to industrial and architectural contractors, home centers and rural contractors increased $3.1 million; and sales of lattice/awning products to home improvement contractors increased $0.9 million. Partially offsetting these increases was a decrease in sales to RV manufacturers of $2.9 million.

Net sales in Europe increased 28.4% to $64.3 million for the quarter ended June 27, 2003, from $50.1 million for the quarter ended June 28, 2002. This increase in Europe includes an increase in the European Roll Coating segment of $6.0 million or 18.2% and an increase in the European Fabrication segment of $8.2 million or 47.7%. Approximately $6.3 million and $3.7 million of the increase in the European Roll Coating segment and the European Fabrication segment, respectively, were due to the strengthening of the British Pound and Euro against the U.S. Dollar. The balance of the increase in the European Fabrication segment primarily resulted from higher sales volumes to the European transportation industry and U.K. home centers. For the quarter ended June 27, 2003, compared to the quarter ended June 28, 2002, excluding currency impact, sales from France to the European transportation industry increased $2.6 million; sales of residential doors to home centers in the U.K. increased $1.1 million; and sales of bath enclosures and shower doors to customers in the U.K. increased $0.5 million.

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

Selling and general.  Selling and general expenses were $10.6 million, $8.2 million and $16.4 million for the two months ended May 23, 2003, the one month ended June 27, 2003 and the three months ended June 28, 2002, respectively.  Selling and general expenses, as a percentage of net sales, were 9.2%, 10.6% and 9.6% for the two months ended May 23, 2003, the one month ended June 27, 2003 and the three months ended June 28, 2002, respectively.  The higher percentage of net sales in the one month ended June 27, 2003, compared to the three months ended June 28, 2002, primarily resulted from $1.4 million in compensation expense resulting from bonus payments associated with the 2003 Stock Transaction, together with advisory fees of $0.4 million payable to CVC Management LLC.  The decrease as a percentage of net sales in the two months ended May 23, 2003, compared to the three months ended June 28, 2002, is primarily due to lower incentive compensation expense associated with the Company’s long-term incentive plan, together with higher average daily sales volume in the two months ended May 23, 2003.

Depreciation and amortization.  Depreciation and amortization expense was $2.5 million, $1.6 million and $3.0 million for the two months ended May 23, 2003, the one month ended June 27, 2003 and the three months ended June 28, 2002, respectively.  Depreciation and amortization expense in the two months ended May 23, 2003, reflect additional expense resulting from the strengthening of the Euro and British Pound against the U.S. Dollar, together with additional expense on capital expenditures that occurred in the last six months of 2002 and the first five months of 2003.  Depreciation and amortization expense in the one month ended June 27, 2003, reflect additional expense resulting from the 2003 Stock Transaction, together with additional expense resulting from the strengthening of the Euro and British Pound against the U.S. Dollar

Earnings from operations.  Earnings from operations were $10.5 million, $3.6 million and $19.4 million for the two months ended May 23, 2003, the one month ended June 27, 2003 and the three months ended June 28, 2002, respectively.  In the one month ended June 27, 2003, earnings from operations reflect $4.0 million charged to expense resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction, $1.4 million in compensation expense resulting from bonus payments associated with the 2003 Stock Transaction and advisory fees of $0.4 million payable to CVC Management LLC.

Earnings from operations in the U.S. Fabrication segment include $2.7 million of the $4.0 million increase in inventories charged to expense resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction.  Additionally, the U.S. Fabrication segment incurred higher aluminum and steel costs, partially offset by higher aluminum selling prices, in 2003.

Earnings from operations in the European Roll Coating segment include $0.9 million of the $4.0 million increase in inventories charged to expense resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction.  The strengthening of the British Pound and Euro against the U.S. Dollar increased the European Roll Coating segment’s earning from operations by $0.5 million and $0.2 million in the two months ended May 23, 2003 and the one month ended June 27, 2003, respectively, compared to the same periods in 2002.

Earnings from operations in the European Fabrication segment include $0.4 million of the $4.0 million increase in inventories charged to expense resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction.  The strengthening of the British Pound and Euro against the U.S. Dollar increased the European Fabrication segment’s earnings from operations by $0.2 million and $0.1 million in the two months ended May 23, 2003 and the one month ended June 27, 2003, respectively, compared to the same periods in 2002.  Additionally, the European Fabrication segment incurred higher operating costs resulting primarily from new product and product expansion initiatives, together with higher depreciation expense, in 2003.

Interest expense, net.  Net interest expense was $3.7 million, $1.8 million and $5.9 million for the two months ended May 23, 2003, the one month ended June 27, 2003 and the three months ended June 28, 2002, respectively.  The average outstanding balance on the revolving credit facility for the two months ended May 23, 2003, the one month ended June 27, 2003 and the three months ended June 28, 2002 was $85.9 million, $81.5 million and $89.5 million, respectively.  The average rate of interest on our revolving credit facility for the two months ended May 23, 2003, the one month ended June 27, 2003 and the three months ended June 28, 2002, was 4.6%, 4.6% and 5.6%, respectively.

Other income (expense), net.  Other income (expense), net was $0.3 million, $0.0 million and $0.6 million for the two months ended May 23, 2003, the one month ended June 27, 2003 and the three months ended June 28, 2002, respectively.  Other income (expense) in each respective period resulted primarily from foreign exchange gains and losses on unhedged assets and liabilities remeasured into the local currency.

Provision for income taxes.  The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year.  The effective tax rate for the provision for income taxes for the two months ended May 23, 2003, the one month ended June 27, 2003 and the three months ended June 28, 2002 was 37.5%, 33.2% and 39.4%, respectively.  The decrease in the effective tax rate in the two months ended May 23, 2003 and the one month ended June 27, 2003, compared to the three months ended June 28, 2002, is primarily due to a greater proportion of earnings in Europe in 2003, where we have a lower effective tax rate.

Five Months Ended May 23, 2003 and One Month Ended June 27, 2003 as Compared to Six Months Ended June 28, 2002

The following table sets forth the Company’s Statements of Earnings Data expressed as a percentage of net sales:

	Five months ended May 23, 2003	One month ended June 27, 2003 (1)	Six months ended June 28, 2002

Statement of Earnings Data:
Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold	80.0	82.8	78.5
Selling and general	10.0	10.6	10.2
Depreciation and amortization	2.4	2.0	2.1
Earnings from operations	7.6	4.6	9.2
Interest expense, net	(3.5)	(2.4)	(3.7)
Other (income) expense, net	0.2	—	0.2
Earnings before income taxes	4.3	2.2	5.7
Provision for income taxes	1.6	0.7	2.2
Net earnings	2.7%	1.5%	3.5%

	Net Sales			Earnings from Operations
	Five months ended May 23, 2003	One month ended June 27, 2003	Six months ended June 28, 2002	Five months ended May 23, 2003	One month ended June 27, 2003 (1)	Six months ended June 28, 2002

U.S. Fabrication	$161,050	$52,237	$206,893	$8,657	$2,414	$18,159
European Roll Coating	59,653	15,234	64,232	7,577	645	6,824
European Fabrication	39,912	9,723	33,503	3,532	501	3,130
Totals	$260,615	$77,194	$304,628	$19,766	$3,560	$28,113

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

Net Sales. For the six months ended June 27, 2003, net sales were $337.8 million compared to $304.6 million for the six months ended June 28, 2002, an increase of $33.2 million or 10.9%. Net sales in the U.S. Fabrication segment increased 3.1% to $213.3 million for the six months ended June 27, 2003, from $206.9 million for the six months ended June 28, 2002. This increase in net sales in the U.S. Fabrication segment primarily resulted from higher sales volumes to home centers, distributors, industrial and architectural contractors and home improvement contractors, partially offset by lower sales volumes to RV manufacturers and rural contractors. For the six months ended June 27, 2003, compared to the six months ended June 28, 2002, sales of rain-carrying products to home centers, distributors and home improvement contractors increased $5.5 million; sales of fabricated metal roofing and siding to industrial and architectural contractors and home centers increased $2.8 million; sales of vinyl windows and lattice/awning products to home improvement contractors increased $2.5 million.

Partially offsetting these increases were decreases in sales to RV manufacturers of $3.2 million and to rural contractors of $2.1 million.

Net sales in Europe increased 27.4% to $124.5 million for the six months ended June 27, 2003, from $97.7 million for the six months ended June 28, 2002.  This increase in Europe includes an increase in the European Roll Coating segment of $10.7 million or 16.6% and an increase in the European Fabrication segment of $16.1 million or 48.2%.  Approximately $12.0 million and $7.3 million of the increase in the European Roll Coating segment and the European Fabrication segment, respectively, were due to the strengthening of the British Pound and Euro against the U.S. Dollar.  The decline in the European Roll Coating segment, excluding currency impact, primarily resulted from lower sales volumes of painted aluminum and steel coil to OEMs (excluding RV manufacturers), partially offset by higher sales volumes of painted aluminum coil to RV manufacturers.  For the six months ended June 27, 2003, compared to the six months ended June 28, 2002, excluding currency impact, sales of painted aluminum and steel coil to OEMs (excluding RV manufacturers) decreased $2.4 million; and sales of painted aluminum coil to European RV manufacturers increased $1.1 million.  The balance of the increase in the European Fabrication segment primarily resulted from higher sales volumes to the European transportation industry, U.K. home centers and European RV manufacturers.  For the six months ended June 27, 2003, compared to the six months ended June 28, 2002, excluding currency impact, sales from France to the European transportation industry increased $5.0 million; sales of residential doors to home centers in the U.K. increased $2.3 million; sales of bath enclosures and shower doors to customers in the U.K. increased $1.1 million; and sales of doors and windows to European RV manufacturers increased $1.1 million.

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

Selling and general.  Selling and general expenses were $26.2 million, $8.2 million and $30.9 million for the five months ended May 23, 2003, the one month ended June 27, 2003 and the six months ended June 28, 2002, respectively.  Selling and general expenses, as a percentage of net sales, were 10.0%, 10.6% and 10.2% for the five months ended May 23, 2003, the one month ended June 27, 2003 and the six months ended June 28, 2002, respectively.  The higher percentage of net sales in the one month ended June 27, 2003, compared to the six months ended June 28, 2002, primarily resulted from $1.4 million in compensation expense resulting from bonus payments associated with the 2003 Stock Transaction, together with advisory fees of $0.4 million payable to CVC Management LLC.  The decrease as a percentage of net sales in the five months ended May 23, 2003, compared to the six months ended June 28, 2002, is primarily due to lower incentive compensation expense associated with the Company’s long-term incentive plan in the five months ended May 23, 2003.

Depreciation and amortization.  Depreciation and amortization expense was $6.3 million, $1.6 million and $6.4 million for the five months ended May 23, 2003, the one month ended June 27, 2003 and the six months ended June 28, 2002, respectively.  Depreciation and amortization expense in the five months ended May 23, 2003, reflect additional expense resulting from the strengthening of the Euro and British Pound against the U.S. Dollar, together with additional expense on capital expenditures that occurred in the last six months of 2002 and the first five months of 2003.  Depreciation and amortization expense in the one month ended June 27, 2003, reflect additional expense resulting from the 2003 Stock Transaction, together with additional expense resulting from the strengthening of the Euro and British Pound against the U.S. Dollar

Earnings from operations.  Earnings from operations were $19.8 million, $3.6 million and $28.1 million for the five months ended May 23, 2003, the one month ended June 27, 2003 and the six months ended June 28, 2002, respectively.  In the one month ended June 27, 2003, earnings from operations reflect $4.0 million charged to expense resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction, $1.4 million in compensation expense resulting from bonus payments associated with the 2003 Stock Transaction and advisory fees of $0.4 million payable to CVC Management LLC.

Earnings from operations in the U.S. Fabrication segment include $2.7 million of the $4.0 million increase in inventories charged to expense resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction.  Additionally, the U.S. Fabrication segment incurred higher steel costs, partially offset by higher steel selling prices, together with higher freight costs, in 2003.

Earnings from operations in the European Roll Coating segment include $0.9 million of the $4.0 million increase in inventories charged to expense resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction.  The strengthening of the British Pound and Euro against the U.S. Dollar increased the European Roll Coating segment’s earning from operations by $1.4 million and $0.2 million in the five months ended May 23, 2003 and the one month ended June 27, 2003, respectively, compared to the same periods in 2002.  Additionally, the European Roll Coating segment’s 2003 results include a more profitable product mix partially offset by higher depreciation expense..

Earnings from operations in the European Fabrication segment include $0.4 million of the $4.0 million increase in inventories charged to expense resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction.  The strengthening of the British Pound and Euro against the U.S. Dollar increased the European Fabrication segment’s earnings from operations by $0.5 million and $0.1 million in the five months ended May 23, 20003 and the one ended June 27, 2003, respectively, compared to the same periods in 2002. Additionally, the European Fabrication segment incurred higher operating costs resulting primarily from new product and product expansion initiatives, together with higher depreciation expense, in 2003.

Interest expense, net.  Net interest expense was $9.1 million, $1.8 million and $ 11.2 million for the five months ended May 23, 2003, the one month ended June 27, 2003 and the six months ended June 28, 2002, respectively.  The average outstanding balance on our revolving credit facility for the five months ended May 23, 2003, the one month ended June 27, 2003 and the six months ended June 28, 2002 was $78.2, $81.5 million and $84.8 million, respectively.  The average rate of interest on our revolving credit facility for the five months ended May 23, 2003, the one month ended June 27, 2003 and the six months ended June 28, 2002, was 4.7%. 4.6% and 5.2%, respectively.

Other income (expense), net.  Other income (expense), net was $0.5 million, $0.0 million and $0.5 million for the five months ended May 23, 2003, the one month ended June 27, 2003 and the six months ended June 28, 2002, respectively.  Other income (expense) in each respective period resulted primarily from foreign exchange gains and losses on unhedged assets and liabilities remeasured into the local currency.

Provision for income taxes.  The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year.  The effective tax rate for the provision for income taxes for the five months ended May 23, 2003, the one month ended June 27, 2003 and the six months ended June 28, 2002 was 38.2%, 33.2% and 38.9%, respectively.  The decrease in the effective tax rate in the one month ended June 27, 2003, compared to the five months ended May 23, 2003 and the six months ended June 28, 2002, is primarily due to a greater proportion of earnings in Europe in 2003, where we have a lower effective tax rate.

Liquidity and Capital Resources

Liquidity. The Company’s primary liquidity needs arise from debt service incurred in connection with acquisitions and the funding of capital expenditures. The Company’s liquidity sources at June 27, 2003 include $10.9 million in cash and cash equivalents and the Company’s revolving credit facility of up to $110.0 million, subject to borrowing base limitations. At June 27, 2003, $39.0 million was available and undrawn.

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

The Company’s primary source of liquidity is funds generated from operations, which are supplemented by borrowings under the credit agreement.  Net cash (used in) provided by operating activities for the five months ended May 23, 2003, the one month ended June 27, 2003 and the six months ended June 28, 2003 were $(12.0) million, $11.9 million and $0.5 million, respectively.  The five months ended May 23, 2003 include a use of cash resulting from an increase in accounts receivable and inventories of $22.8 million and $13.0 million, respectively.  Partially offsetting this use of cash was cash provided by an increase in accounts payable, accrued expenses and other current liabilities of $12.9 million.  The one month ended June 27, 2003 includes cash provided by an increase in accounts payable, accrued expenses and other current liabilities of $8.0 million, together with a decrease in inventories of $3.0 million. Partially offsetting these items was a use of cash resulting from an increase in accounts receivable of $6.1 million.  The six months ended June 28, 2002 include a use of cash resulting from an increase in accounts receivable and inventories of $25.0 million and $20.6 million, respectively.  Partially offsetting this use of cash was cash provided by an increase in accounts payable, accrued expenses and other current liabilities of $29.7 million.  The seasonality of our business results in significant changes in our accounts receivable, inventories accounts payable and accrued expense balances throughout the year, with balances typically higher at the end of the second and third quarters and lower at the end of the fourth quarter.

Net cash used in investing activities for the five months ended May 23, 2003, the one month ended June 27, 2003 and the six months ended June 28, 2002 were $4.9 million, $0.7 million and $2.5 million, respectively.  The five months ended May 23, 2003, the one month ended June 27, 2003 and the six months ended June 28, 2002 include a use of cash resulting from capital expenditures of $4.9 million, $0.8 million and $2.6 million, respectively.  See a further discussion of capital expenditures below.

Net cash provided by (used in) financing activities for the five months ended May 23, 2003, the one month ended June 27, 2003 and the six months ended June 28, 2002 were $18.2 million, $(14.1) million and $3.6 million, respectively.  The five months ended May 23, 2003 include borrowings under our revolving credit facility of $18.3 million to fund our increase in working capital, together with the purchase of treasury stock for $2.6 million.  The one month ended June 27, 2003 includes repayments under our revolving credit facility of $11.2 million.  The six months ended June 28, 2002 include a repayment of the term loans under the credit agreement in March 2002 of $39.0 million, borrowings under our revolving credit facility of $40.0 million and proceeds of $2.8 million for the settlement of a currency swap.

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

Working Capital. Working capital was $107.4 million as of June 27, 2003, compared to $90.5 million as of December 27, 2002. The increase in working capital is largely attributable to seasonal demands of the business resulting in substantial increases from year end in trade accounts receivable and inventories, partially offset by an increase in trade accounts payable and accrued expenses.

Accounts receivable of $120.3 million as of June 27, 2003, increased $31.8 million, from $88.5 million as of December 27, 2002. The primary reason for this increase was a 36.5% increase in net sales in the two months ended June 27, 2003, compared to the two months ended December 27, 2002. The majority of outstanding accounts receivable at the end of each period are generated from net sales in the preceding two months. Additionally, a stronger British Pound and Euro compared to the U.S. Dollar used in converting the local currency balance sheet into U.S. Dollars resulted in a $3.4 million increase in accounts receivable. As of June 27, 2003, days sales outstanding in accounts receivable was 57.1 days, compared to 50.5 days as of December 27, 2002 and 56.5 days as of June 28, 2002. Seasonal demands of the business typically result in higher days sales outstanding in accounts receivable at the end of June compared to the end of December.

Inventories of $90.4 million as of June 27, 2003, increased $11.9 million, from $78.5 million as of December 27, 2002. A stronger British Pound and Euro compared to the U.S. Dollar used in converting the local currency balance sheet into U.S. Dollars resulted in $2.0 million of this increase. As of June 27, 2003, days sales in inventories was 61.2 days, compared to 56.2 days as of December 27, 2002 and 65.4 days as of June 28, 2002. Seasonal demands of the business typically result in higher days sales in inventories at the end of June compared to the end of December. Lower days sales in inventories as of June 27, 2003, compared to June 28, 2002, resulted from maintaining a consistent level of inventory despite the increase in net sales.

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

EURAMAX INTERNATIONAL, INC.

Signature	Title	Date

/s/ J. DAVID SMITH	Chairman, Chief Executive Officer	February 13, 2003
J. David Smith	and President

/s/ R. SCOTT VANSANT	Chief Financial Officer and Secretary	February 13, 2003
R. Scott Vansant

Exhibit Index

Exhibit Number	Description
10.1

Stock Purchase Agreement by and among Citigroup Venture Capital Equity Partners, L.P., CVC Executive Fund LLC, CVC/SSB Employee Fund, L.P., Euramax International, Inc. and the Stockholders of Euramax International, Inc. noted therein, dated as of April 15, 2003 (Incorporated by reference to Euramax International, Inc’s Form 10-Q which was filed on August 11, 2003).

10.2

Securities Holders Agreement by and among Euramax International, Inc., Citigroup Venture Capital Equity Partners, L.P., CVC Executive Fund LLC, CVC/SSB Employee Fund, L.P., Citicorp Venture Capital Ltd., The Continuing Investors identified therein and The Management Investors identified therein dated as of April 15, 2003  (Incorporated by reference to Euramax International, Inc’s Form 10-Q which was filed on August 11, 2003).

10.3

Advisory Agreement dated as of April 15, 2003 by and among Euramax International, Inc. and CVC Management LLC  (Incorporated by reference to Euramax International, Inc’s Form 10-Q which was filed on August 11, 2003).

10.4

Amendment No. 1, dated as of April 15, 2003, to the Executive Employment Agreement, dated as of October 1, 1999, by and between Euramax International, Inc. and J. David Smith (Incorporated by reference to Euramax International, Inc’s Form 10-Q which was filed on August 11, 2003).

10.5	Euramax International, Inc. 2003 Equity Compensation Plan (Incorporated by reference to Euramax International, Inc’s Form 10-Q which was filed on August 11, 2003).
10.6

Restricted Stock Agreement dated April 15, 2003 between Euramax International, Inc. and J. David Smith (Incorporated by reference to Euramax International, Inc’s Form 10-Q which was filed on August 11, 2003).

10.7

Restricted Stock Agreement dated April 15, 2003 between Euramax International, Inc. and Mitchell B. Lewis (Incorporated by reference to Euramax International, Inc’s Form 10-Q which was filed on August 11, 2003).

10.8

Restricted Stock Agreement dated April 15, 2003 between Euramax International, Inc. and R. Scott Vansant (Incorporated by reference to Euramax International, Inc’s Form 10-Q which was filed on August 11, 2003).

10.9

Form Restricted Stock Agreement for the Euramax International, Inc. 2003 Equity Compensation Plan (Incorporated by reference to Euramax International, Inc’s Form 10-Q which was filed on August 11, 2003).

10.10

Form Non-Qualified Stock Option Agreement for the for the Euramax International, Inc. 2003 Equity Compensation Plan (Incorporated by reference to Euramax International, Inc’s Form 10-Q which was filed on August 11, 2003).

10.11

Amended and Restated Registration Rights Agreement dated as of June 12, 2003 by and among Euramax International, Inc., Citicorp Venture Capital Ltd., Citigroup Venture Capital Equity Partners, L.P., CVC Executive Fund LLC and CVC/SSB Employee Fund, L.P., and other stockholders of Euramax International, Inc. named therein (Incorporated by reference to Euramax International, Inc’s Form 10-Q which was filed on August 11, 2003).

10.12	Letter Agreement dated April 15, 2003 between R. Scott Vansant and Euramax International, Inc. (Incorporated by reference to Euramax International, Inc’s Form 10-Q which was filed on August 11, 2003).
10.13

Letter Agreement dated April 15, 2003 between Mitchell B. Lewis and Euramax International, Inc. (Incorporated by reference to Euramax International, Inc’s Form 10-Q which was filed on August 11, 2003).

10.14

Euramax International, Inc.  Supplemental Executive Retirement Plan dated April 15, 2003 for J. David Smith (Incorporated by reference to Euramax International, Inc’s Form 10-Q which was filed on August 11, 2003).

10.15

Euramax International, Inc.  Supplemental Executive Retirement Plan dated April 15, 2003 for Mitchell B. Lewis and R. Scott Vansant (Incorporated by reference to Euramax International, Inc’s Form 10-Q which was filed on August 11, 2003).

10.16

Amendment No. 1 dated April 14, 2003 to the Second Amended and Restated Credit Agreement among Euramax International, Inc and its subsidiaries, BNP Paribas (as Agent and Lender), and the Lenders named therein (Incorporated by reference to Euramax International, Inc’s Form 10-Q which was filed on August 11, 2003).

10.17

Amendment No. 2 and Consent dated May 15, 2003 to the Second Amended and Restated Credit Agreement among Euramax International, Inc. and its subsidiaries, BNP Paribas (as Agent and Lender), and the Lenders named therein (Incorporated by reference to Euramax International, Inc’s Form 10-Q which was filed on August 11, 2003).

31.1	Certification of Chief Executive Office pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Office pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.