Form 10-Q/A
period 2003-09-26
EURAMAX INTERNATIONAL INC
filed 2004-02-20
CIK 1026743

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

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A amends the Registrant’s quarterly report on Form 10-Q for the period ended September 26, 2003, which was originally filed on November 10, 2003.  This amendment reflects comments to our original report on Form 10-Q received from the Staff of the Securities and Exchange Commission in connection with their review of our registration statement on Form S-4, which was filed on November 4, 2003. Specifically, we are amending the following items:

•                  Part I – Financial Information, Item 1. Financial Statements, Footnote 3.  Summary of Significant Account Policies.  “Goodwill”

•                  Part I – Financial Information, Item 1.  Financial Statements, Footnote 10. Segment Information

•                  Part I – Financial Information, Item 1.  Financial Statements, Footnote 13. Subsequent Events

•                  Part I – Financial Information, Item 1.  Financial Statements, Footnote 14. Supplemental Condensed Consolidating Financial Statements

•                  Part I – Financial Information. Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as expressly noted above or as otherwise expressly noted herein, the information in this quarterly report is current only as of September 26, 2003, and we have not attempted to update any such information based on events subsequent to that date.

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

Euramax International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Thousands of U.S. Dollars)

(Unaudited)

	Predecessor December 27, 2002	Successor September 26, 2003
ASSETS

Current assets:
Cash and equivalents	$11,646	$37,019
Accounts receivable, net	88,508	125,067
Inventories	78,480	88,505
Other current assets	5,081	7,913

Total current assets	183,715	258,504
Property, plant and equipment, net	112,037	127,532
Goodwill, net	110,799	158,468
Deferred income taxes	4,975	4,809
Other assets	4,914	13,522

	$416,440	$562,835

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Cash overdrafts	$1,880	$714
Accounts payable	57,104	85,401
Accrued expenses and other current liabilities	34,251	47,220

Total current liabilities	93,235	133,335
Long-term debt, less current maturities	196,972	222,451
Deferred income taxes	19,421	21,941
Other liabilities	20,593	28,013

Total liabilities	330,221	405,740

Shareholders’equity:
Common stock	500	500
Additional paid-in capital	53,220	155,495
Treasury stock	(2,056)	(1,964)
Restricted stock	—	(3,573)
Retained earnings	44,439	8,759
Accumulated other comprehensive loss	(9,884)	(2,122)

Total shareholders’ equity	86,219	157,095

	$416,440	$562,835

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

The Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the management of the Company, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature, except for the 2003 Stock Transaction described in Note 2, unless otherwise disclosed. Management believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These Condensed Consolidated Financial Statements should be read in conjunction with the year-end Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2002. The Company’s sales are somewhat seasonal, with the second and third quarters typically accounting for the highest sales volumes. Operating results for the period ended September 26, 2003, are not necessarily indicative of future results that may be expected for the year ending December 26, 2003.

Per share data has not been presented since such data provides no useful information, as the shares of the Company are closely held.

Certain 2002 amounts have been reclassified to conform to current year presentation.

2.                                      2003 Stock Transaction

On April 15, 2003, Citigroup Venture Capital Equity Partners, L.P. (“CVCEP”) and Citigroup Venture Capital Ltd. (“CVC”), entered into a definitive purchase agreement with CVC European Equity Partners, L.P. and CVC European Equity Partners (Jersey), L.P. (collectively “CVC Europe”), BNP Paribas, independent directors and certain members of management to purchase, for approximately $106.0 million, all of the shares of the Company held by CVC Europe and BNP Paribas, and a portion of the shares held by independent directors and management (“2003 Stock Transaction”). The 2003 Stock Transaction was completed on June 12, 2003, with CVCEP purchasing 265,762.48 shares of the Company’s Class A Common Stock. After the completion of this transaction CVCEP and CVC collectively owned approximately 88.5% of the issued and outstanding shares of the Company, with management of CVCEP and directors and management of the Company holding the remaining shares. Prior to the 2003 Stock Transaction, CVC owned approximately 34.5% of the issued and outstanding shares of the Company. CVCEP is ultimately controlled by Citigroup, Inc. through limited and general partnership interests owned by its subsidiaries. CVC Europe is a group of limited partnerships in which Citigroup, Inc. owns a minority interest, but does not have management rights or control rights. This substantial change in ownership arising from CVCEP’s acquisition of the Company’s stock, together with the Company’s subsequent issuance of senior subordinated notes (see Note 13), required that the purchase price paid in excess of the book value of the Company’s equity acquired be allocated under the purchase method of accounting to the assets and liabilities of the Company based upon a percentage of their fair values proportional to the percentage of the ownership change. The allocation was based upon preliminary estimates by management of the fair market values of identifiable assets and liabilities, with the remainder allocated to goodwill. The liabilities assumed included approximately $3.4 million of fees related to the transaction, which were paid by the Company on behalf of its shareholders. The Company is currently completing valuations of its assets and pension liabilities. The final allocation of the purchase price, which is subject to revision when valuations are completed, may materially differ from the preliminary estimates. The goodwill generated from this transaction is not deductible for income tax purposes. The purchase price has been allocated as follows:

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

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the pro forma effect on net income had the fair value of the options been expensed. The disclosure requirements of SFAS No. 148 became effective at its issuance. The adoption of SFAS No. 148 did not have a material impact on the Company’s financial position or results of operations in fiscal year 2003.

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

On July 10, 2003, the Company commenced an offer to purchase and solicitation of consents for the outstanding $135.0 million 11.25% senior subordinated notes due 2006 (the “11.25% Notes”),

subject to the receipt of a consent from the holders of a majority of the principal amount thereof. On August 6, 2003, the Company issued $200.0 million 8.5% senior subordinated notes due 2011 (the “Old Notes”). The Company’s proceeds from the issuance of the Old Notes, net of debt issuance costs, were approximately $191.3 million. On August 8, 2003, the Company used the proceeds of the Old Notes to purchase approximately $112.9 million of the 11.25% Notes that had been validly tendered, for approximately $120.4 million, including premium and accrued and unpaid interest. Following the purchase of the 11.25% Notes accepted in the tender offer, approximately $22.1 million in aggregate principal amount of the 11.25% Notes remained outstanding.

Euramax International, Inc. and Euramax International Holdings, B.V., a newly acquired Netherlands holding company, are each co-obligors on the Old Notes. Each of Euramax International, Inc.’s U.S. subsidiaries are guarantors of the Old Notes. Interest on the Old Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The Old Notes may be redeemed at the option of the Company, in whole or in part, under the conditions as specified in the indenture plus accrued and unpaid interest to the redemption date, at the following redemption prices if redeemed during the 12-month period beginning August 15 of the years indicated:

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

Under a registration rights agreement executed as part of the offering of the Old Notes, the Company is required to exchange the Old Notes for new notes (“New Notes”), with terms substantially identical to the Old Notes, except the New Notes will be registered under the Securities Act of 1933 and the transfer restrictions and registration rights applicable to the Old Notes will not apply to the New Notes.

6.                                      Financial Instruments:

On August 8, 2003, the Company used the proceeds from the issuance of the Old Notes to repay a portion of the outstanding 11.25% Notes and a portion of the revolving credit facility. As a result of this repayment the Company’s Pound Sterling Swap and Interest Rate Swap (both as described in the Company’s Annual Report on Form 10-K for the year ended December 27, 2002) became ineffective hedges and no longer qualified for hedge accounting. The balance on the Interest Rate Swap of $0.1 million remaining in other comprehensive income on the date it became ineffective will be amortized into earnings over the original term of the agreement as other income. There was no balance on the Pound Sterling Swap remaining in other comprehensive income at the time it became an ineffective hedge. Changes in fair market value on the Interest Rate Swap and Pound Sterling Swap subsequent to the hedges becoming ineffective are recognized in current earnings during the period of change. During the three months ended September 26, 2003, the Company recognized other expense, net of taxes, of $0.5 million as a result of the ineffectiveness of the Interest Rate Swap and Pound Sterling Swap. As of September 26, 2003, the Company had recorded a liability for the fair value of the Interest Rate Swap and Pound Sterling Swap of $0.5 million and $4.4 million, respectively.

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

11.                               Shareholders’ Equity

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

12.                               Related Party Transactions:

2003 Stock Transaction

The Company entered into a stock purchase agreement on April 15, 2003, with CVCEP, certain affiliates of CVCEP, CVC Europe, BNP Paribas and certain other stockholders. Pursuant to the stock purchase agreement, on June 12, 2003, CVCEP and its affiliates acquired from the Company’s former stockholders CVC Europe and BNP Paribas and certain members of management, 265,762.48 shares of common stock, or 54% of the Company’s common stock (“2003 Stock Transaction”). In connection with the 2003 Stock Transaction, we sold 883.75 shares of common stock directly to CVCEP for

$353,500.00. The Company also agreed to pay the out of pocket fees and expenses of CVCEP and CVC Europe, which in aggregate were approximately $3.4 million, and gave certain customary indemnities in favor of CVCEP under the stock purchase agreement. CVCEP is an affiliate of Citigroup Venture Capital, Ltd., which owned about 34.5% of the Company’s common stock at the time of the 2003 Stock Transaction. Citigroup Venture Capital, Ltd. has subsequently transferred these shares to Court Square Capital, Ltd., or Court Square, which, like Citigroup Venture Capital, Ltd., is an indirect wholly-owned subsidiary of Citigroup, Inc.

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

On October 10, 2003, the Company entered into a definitive agreement with Berger Holdings, Ltd. for the acquisition of all of the outstanding shares of Berger for $3.90 per share, or a total purchase price of approximately $36.8 million. Berger manufactures metal roof drainage products and roofing accessories as well as residential and commercial snow guards and will be included in the U.S. Fabrication segment.

On October 9, 2003, the Company amended and restated its senior secured credit agreement. As amended and restated, the credit agreement includes a $110.0 million revolving credit facility and a $35.0 million term loan. The Company borrowed $35.0 million under the term loan on October 31, 2003. The interest rates applicable to the loans under the amended and restated credit agreement are based upon a Base Rate or Eurocurrency Rate (both as defined in the amended and restated credit agreement), plus their respective margins. The amended and restated credit agreement provides for variable rate margins, determined quarterly, based upon the Company’s ratio of EBITDA (as defined in the amended and restated credit agreement) to total debt. The maximum and minimum Base Rate margins are 2.00% and 1.00%, respectively, on the revolving credit facility, and 2.25% and 1.25%, respectively, on the term loan. The maximum and minimum Eurocurrency Rate margins are 3.00% and 2.00%, respectively, on the revolving credit facility, and 3.25% and 2.25%, respectively, on the term loan. The Company is subject to a commitment fee of 0.375% of the unused portion of the revolving credit facility. The amended and restated credit agreement contains certain covenants and restrictions, including certain restrictions on the payment of cash dividends. In addition, the amended and restated credit agreement requires the Company to meet certain financial tests, including a minimum fixed charge coverage ratio, minimum interest coverage ratio, maximum leverage ratio and maximum amounts of capital expenditures. The amended and restated credit agreement permits the Berger acquisition, subject to certain limitations and also permits the Company to pay a dividend to its stockholders or to repurchase some of the outstanding stock, in either case in an amount of up to $70.0 million, subject to compliance with certain covenants. CVC Management was paid a $1.45 million transaction fee in connection with the amendment and restatement of the credit agreement.

14.                               Supplemental Condensed Consolidating Financial Statements:

On July 10, 2003, the Company commenced an offer to purchase and a solicitation of consents for any and all of its outstanding 11.25% senior subordinated notes due 2006. On August 6, 2003, Euramax International, Inc. and Euramax International Holdings, B.V. (each a “Co-Obligor”) issued $200.0 million of senior subordinated notes due 2011 to repay a portion of its existing debt, including the outstanding 11.25% senior subordinated notes due 2006.

Each of the domestic restricted subsidiaries, as defined in the related bond indenture (the “Guarantor Subsidiaries”), fully and unconditionally guarantee the obligations of the Co-Obligors. The following supplemental condensed consolidating financial statements as of December 27, 2002 and September 26, 2003, and for the three months and nine months ended September 27, 2002, five months ended May 23, 2003 and three months and four months ended September 26, 2003, reflect the financial position, results of operations, and cash flows of each of the Co-Obligors, and such combined information of the Guarantor Subsidiaries and the non-guarantor subsidiaries (the “Non-Guarantor Subsidiaries”), as if the guarantor structure of the $200.0 million of senior subordinated notes due 2011 had been outstanding for each period. Euramax International Holdings B.V. had no account balances as of December 27, 2002, and for the three and nine months ended September 27, 2002 and five months ended May 23, 2003, as it was not acquired until July 17, 2003 and had no operations and had no assets or liabilities until August 6, 2003.

	Predecessor three months ended September 27, 2002
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$129,373	$45,871	$(61)	$175,183
Costs and expenses:
Cost of goods sold	—	—	101,733	37,160	(61)	138,832
Selling and general	238	—	11,803	4,029	—	16,070
Depreciation and amortization	—	—	2,011	1,380	—	3,391

(Loss) earnings from operations	(238)	—	13,826	3,302	—	16,890
Equity in earnings of subsidiaries	7,903	—	—	15	(7,918)	—
Interest expense, net	(1,047)	—	(1,049)	(3,817)	—	(5,913)
Internal interest expense (income), net	(477)	—	(1,564)	2,041	—	—
Other income (expense), net	—	—	(328)	512	—	184

Earnings before income taxes	6,141	—	10,885	2,053	(7,918)	11,161
(Benefit) provision for income taxes	(687)	—	4,244	776	—	4,333

Net earnings	$6,828	$—	$6,641	$1,277	$(7,918)	$6,828

	Successor three months ended September 26, 2003
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$141,179	$59,989	$(51)	$201,117
Costs and expenses:
Cost of goods sold	—	—	111,493	48,718	(51)	160,160
Selling and general	668	—	12,857	4,898	—	18,423
Depreciation and amortization	—	—	2,359	2,058	—	4,417

(Loss) earnings from operations	(668)	—	14,470	4,315	—	18,117

Equity in earnings of subsidiaries	10,468	—	—	—	(10,468)	—
Interest expense, net	(2,371)	(721)	(390)	(1,932)	—	(5,414)
Internal interest expense (income), net	(341)	719	(1,760)	1,382	—	—
Other income (expense), net	(1,061)	109	110	281	—	(561)

Earnings before income taxes	6,027	107	12,430	4,046	(10,468)	12,142
(Benefit) provision for income taxes	(1,603)	37	4,586	1,492	—	4,512

Net earnings	$7,630	$70	$7,844	$2,554	$(10,468)	$7,630

	Predecessor nine months ended September 27, 2002
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$336,266	$143,850	$(305)	$479,811
Costs and expenses:
Cost of goods sold	—	—	263,733	114,521	(305)	377,949
Selling and general	916	—	34,251	11,852	—	47,019
Depreciation and amortization	—	—	5,921	3,919	—	9,840

(Loss) earnings from operations	(916)	—	32,361	13,558	—	45,003

Equity in earnings of subsidiaries	20,938	—	—	45	(20,983)	—
Interest expense, net	(3,177)	—	(3,165)	(10,804)	—	(17,146)
Internal interest expense (income), net	(1,432)	—	(4,692)	6,124	—	—
Other income (expense), net	—	—	(194)	920	—	726

Earnings before income taxes	15,413	—	24,310	9,843	(20,983)	28,583
(Benefit) provision for income taxes	(2,055)	—	9,635	3,535	—	11,115

Net earnings	$17,468	$—	$14,675	$6,308	$(20,983)	$17,468

	Predecessor five months ended May 23, 2003
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$161,065	$99,851	$(301)	$260,615
Costs and expenses:
Cost of goods sold	—	—	130,949	77,772	(301)	208,420
Selling and general	393	—	17,473	8,287	—	26,153
Depreciation and amortization	—	—	3,307	2,969	—	6,276

(Loss) earnings from operations	(393)	—	9,336	10,823	—	19,766
Equity in earnings of subsidiaries	8,980	—	—	(53)	(8,927)	—
Interest expense, net	(1,745)	—	(1,466)	(5,915)	—	(9,126)
Internal interest expense (income), net	(1,120)	—	(2,931)	4,051	—	—
Other income (expense), net	—	—	103	403	—	506

Earnings before income taxes	5,722	—	5,042	9,309	(8,927)	11,146
(Benefit) provision for income taxes	(1,170)	—	2,253	3,171	—	4,254

Net earnings	$6,892	$—	$2,789	$6,138	$(8,927)	$6,892

	Successor four months ended September 26, 2003
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$193,416	$85,128	$(233)	$278,311
Costs and expenses:
Cost of goods sold	—	—	154,670	69,627	(233)	224,064
Selling and general	1,131	—	18,820	6,631	—	26,582
Depreciation and amortization	—	—	3,085	2,903	—	5,988

(Loss) earnings from operations	(1,131)	—	16,841	5,967	—	21,677
Equity in earnings of subsidiaries	12,657	—	—	108	(12,765)	—
Interest expense, net	(2,719)	(721)	(666)	(3,151)	—	(7,257)
Internal interest expense (income), net	(804)	719	(2,368)	2,453	—	—
Other income (expense), net	(1,061)	109	132	233	—	(587)

Earnings before income taxes	6,942	107	13,939	5,610	(12,765)	13,833
(Benefit) provision for income taxes	(1,817)	37	4,772	2,082	—	5,074

Net earnings	$8,759	$70	$9,167	$3,528	$(12,765)	$8,759

	Predecessor as of December 27, 2002
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS

Current assets:
Cash and cash equivalents	$—	$—	$560	$11,086	$—	$11,646
Accounts receivable, net	—	—	39,466	49,042	—	88,508
Inventories	—	—	53,816	24,664	—	78,480
Other current assets	508	—	4,093	480	—	5,081

Total current assets	508	—	97,935	85,272	—	183,715
Property, plant and equipment, net	—	—	51,138	60,899	—	112,037
Amounts due from affiliates	102,124	—	151,508	75,701	(329,333)	—
Goodwill, net	—	—	85,515	25,284	—	110,799
Investment in consolidated subsidiaries	153,844	—	—	63,308	(217,152)	—
Deferred income taxes	—	—	435	4,540	—	4,975
Other assets	—	—	2,264	2,650	—	4,914

	$256,476	$—	$388,795	$317,654	$(546,485)	$416,440

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Cash overdrafts	$—	$—	$1,880	$—	$—	$1,880
Accounts payable	—	—	25,856	31,248	—	57,104
Accrued expenses and other current liabilities	(1,222)	—	18,785	16,688	—	34,251

Total current liabilities	(1,222)	—	46,521	47,936	—	93,235
Long-term debt, less current maturities	37,216	—	31,700	128,056	—	196,972
Amounts due to affiliates	133,239	—	173,467	22,627	(329,333)	—
Deferred income taxes	614	—	7,356	11,451	—	19,421
Other liabilities	—	—	3,940	16,653	—	20,593

Total liabilities	169,847	—	262,984	226,723	(329,333)	330,221

Shareholders’equity:
Common stock	500	—	1	35,000	(35,001)	500
Additional paid-in capital	65,218	—	64,767	61,480	(138,245)	53,220
Treasury stock	(2,056)	—	—	—	—	(2,056)
Retained earnings (deficit)	27,652	—	62,672	(1,730)	(44,155)	44,439
Accumulated other comprehensive loss	(4,685)	—	(1,629)	(3,819)	249	(9,884)

Total shareholders’ equity	86,629	—	125,811	90,931	(217,152)	86,219

	$256,476	$—	$388,795	$317,654	$(546,485)	$416,440

	Successor as of September 26, 2003
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS

Current assets:
Cash and cash equivalents	$—	$19	$13,067	$23,933	$—	$37,019
Accounts receivable, net	—	—	68,927	56,140	—	125,067
Inventories	—	—	59,620	28,885	—	88,505
Other current assets	1,191	—	5,312	1,410	—	7,913

Total current assets	1,191	19	146,926	110,368	—	258,504
Property, plant and equipment, net	—	—	55,074	72,458	—	127,532
Amounts due from affiliates	158,806	60,805	21,850	67,606	(309,067)	—
Goodwill, net	—	—	108,756	49,712	—	158,468
Investment in consolidated subsidiaries	268,120	—	—	1,110	(269,230)	—
Deferred income taxes	—	—	61	4,748	—	4,809
Other assets	5,911	2,734	4,141	736	—	13,522

	$434,028	$63,558	$336,808	$306,738	$(578,297)	$562,835

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Cash overdrafts	$—	$—	$714	$—	$—	$714
Accounts payable	—	—	47,218	38,183	—	85,401
Accrued expenses and other current liabilities	(1,860)	717	27,674	20,689	—	47,220

Total current liabilities	(1,860)	717	75,606	58,872	—	133,335
Long-term debt, less current maturities	159,706	62,745	—	—	—	222,451
Amounts due to affiliates	119,740	—	108,285	81,042	(309,067)	—
Deferred income taxes	(674)	—	10,559	12,056	—	21,941
Other liabilities	—	—	4,207	23,806	—	28,013

Total liabilities	276,912	63,462	198,657	175,776	(309,067)	405,740

Shareholders’equity:
Common stock	500	21	1	35,000	(35,022)	500
Additional paid-in capital	155,866	—	125,681	80,641	(206,693)	155,495
Treasury stock	(1,964)	—	—	—	—	(1,964)
Restricted stock	(3,573)	—	—	—	—	(3,573)
Retained earnings	8,759	70	12,374	7,936	(20,380)	8,759
Accumulated other comprehensive (loss) income	(2,472)	5	95	7,385	(7,135)	(2,122)

Total shareholders’ equity	157,116	96	138,151	130,962	(269,230)	157,095

	$434,028	$63,558	$336,808	$306,738	$(578,297)	$562,835

	Predecessor nine months ended September 27, 2002
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net cash (used in)/provided by operating activities	$(4,315)	$—	$4,312	$10,595	$—	$10,592

Cash flows from investing activities:
Proceeds from sales of assets	—	—	446	28	—	474
Capital expenditures	—	—	(2,565)	(2,018)	—	(4,583)

Net cash used in investing activities	—	—	(2,119)	(1,990)	—	(4,109)
Cash flows from financing activities:
Net borrowings (repayments) on revolving credit facility	—	—	36,500	(2,845)	—	33,655
Repayment of long-term debt	—	—	(33,910)	(5,041)	—	(38,951)
Dividends paid	—	—	—	—	—	—
Change in cash overdrafts	—	—	(430)	—	—	(430)
Proceeds from settlement of currency swap	—	—	—	2,790	—	2,790
Purchase of treasury stock	(475)	—	—	—	—	(475)
Deferred financing fees	—	—	(924)	(596)	—	(1,520)
Due to/from affiliates	4,790	—	(2,730)	(2,060)	—	—

Net cash provided by/(used in) financing activities	4,315	—	(1,494)	(7,752)	—	(4,931)
Effect of exchange rate changes on cash	—	—	—	1,464	—	1,464

Net increase in cash and cash equivalents	—	—	699	2,317	—	3,016
Cash and cash equivalents at beginning of period	—	—	348	5,549	—	5,897

Cash and cash equivalents at end of period	$—	$—	$1,047	$7,866	$—	$8,913

	Predecessor five months ended May 23, 2003
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net cash (used in)/provided by operating activities	$(3,596)	$—	$(9,557)	$63,361	$(62,253)	$(12,045)

Cash flows from investing activities:
Proceeds from sales of assets	—	—	7	28	—	35
Capital expenditures	—	—	(2,283)	(2,661)	—	(4,944)

Net cash used in investing activities	—	—	(2,276)	(2,633)	—	(4,909)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	—	16,800	1,464	—	18,264
Change in cash overdrafts	—	—	2,603	—	—	2,603
Purchase of treasury stock	(2,556)	—	—	—	—	(2,556)
Deferred financing fees	—	—	(71)	(45)	—	(116)
Dividend paid	—	—	(62,253)	—	62,253	—
Due to/from affiliates	6,152	—	54,864	(61,016)	—	—

Net cash provided by/(used in) financing activities	3,596	—	11,943	(59,597)	62,253	18,195

Effect of exchange rate changes on cash	—	—	—	778	—	778

Net increase in cash and cash equivalents	—	—	110	1,909	—	2,019
Cash and cash equivalents at beginning of period	—	—	560	11,086	—	11,646

Cash and cash equivalents at end of period	$—	$—	$670	$12,995	$—	$13,665

	Successor four months ended September 26, 2003
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net cash (used in)/provided by operating activities	$(6,550)	$484	$26,286	$15,609	$—	$35,829

Cash flows from investing activities:
Proceeds from sales of assets	—	—	28	253	—	281
Contributed capital to subsidiaries	(35,776)	—	—	—	35,776	—
Capital expenditures	—	—	(955)	(1,964)	—	(2,919)

Net cash used in investing activities	(35,776)	—	(927)	(1,711)	35,776	(2,638)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	—	(48,500)	(33,179)	—	(81,679)
Issuance of long-term debt	137,255	62,745	—	—	—	200,000
Repayment of long-term debt, including premium	(16,388)		—	(99,598)		(115,986)
Change in cash overdrafts	—	—	(3,769)	—	—	(3,769)
Issuance of common stock from shares held in treasury	353	—	—	—	—	353
Purchase of treasury stock	(80)	—	—	—	—	(80)
Deferred financing fees	(5,612)	(2,521)	(140)	(90)	—	(8,363)
Contributed capital from parent	—	21	33,180	2,575	(35,776)	—
Due to/from affiliates	(73,202)	(60,265)	6,267	127,200	—	—

Net cash provided by/(used in) financing activities	42,326	(20)	(12,962)	(3,092)	(35,776)	(9,524)

Effect of exchange rate changes on cash	—	(445)	—	132	—	(313)

Net increase in cash and cash equivalents	—	19	12,397	10,938	—	23,354
Cash and cash equivalents at beginning of period	—	—	670	12,995	—	13,665

Cash and cash equivalents at end of period	$—	$19	$13,067	$23,933	$—	$37,019

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

The Company is an international producer of value-added aluminum, steel, vinyl and fiberglass fabricated products, with facilities located in all major regions of the United States (“U.S.”), as well as the United Kingdom (“U.K.”), The Netherlands and France. The Company’s manufacturing and distribution network consists of 38 strategically located facilities, of which 32 are located in the U.S. and 6 are located in Europe. The Company sells its products principally to two markets, the building and construction market and the transportation market. The Company’s core products include specialty coated coils, aluminum recreational vehicle (“RV”) sidewalls, RV doors, farm and agricultural panels, metal and vinyl raincarrying systems, soffit and fascia systems, and vinyl replacement windows. In addition, the Company sells an extensive line of accessory products, including roofing and siding hardware, trim parts and roof drainage accessories. Gross margins earned on the Company's accessory products are typically higher than gross margins earned on core product lines. However, net sales trends for core products and accessories to such core products have been very highly correlated within specific markets during the nine months ended September 26, 2003. Accordingly, changes in gross margins during such periods have not been the result of a shift in product sales between core products and accessory products. The Company’s customers include original equipment manufacturers (“OEMs”) such as RV, commercial panel and transportation industry manufacturers; rural contractors; home centers; manufactured housing producers; distributors; industrial and architectural contractors; and home improvement contractors.

The Company’s results of operations for the three and nine months ended September 27, 2002, five months ended May 23, 2003 and three and four months ended September 26, 2003 have been separated into the predecessor period and successor period as a result of the application of purchase accounting in connection with the 2003 Stock Transaction described in Note 2 to the Condensed Consolidated Financial Statements. The discussion of the results of operations below combines the predecessor five months ended May 23, 2003 and the successor four months ended September 26, 2003 for comparison to the predecessor nine months ended September 27, 2002 for purposes of discussing net sales and cost of goods sold.  All other items are separated into the predecessor and successor periods for discussion purposes.

In connection with the 2003 Stock Transaction (see Note 2 to the Condensed Consolidated Financial Statements) and subsequent issuance of senior subordinated notes (see Note 5 to the Condensed Consolidated Financial Statements), accounting principles generally accepted in the U.S. required that the purchase price paid in excess of the book value of the Company’s equity acquired be allocated to the assets and liabilities of the Company based upon estimates of their fair values. This application of purchase accounting resulted in increasing the value of inventory at the time of the 2003 Stock Transaction by $4.0 million. This inventory was sold in June 2003 and accordingly $4.0 million was recorded as cost of goods sold. This amount does not reflect costs incurred or amounts paid by the Company to prepare inventory for sale and accordingly had no affect on the cash flows from operations of the Company.

Financial results for the five months ended May 23, 2003 and the four months ended September 26, 2003, compared to the same periods in 2002, reflect higher sales volume in 2003 of raincarrying products to home centers and distributors, and vinyl windows and lattice/awning products to home improvement contractors. In the U.S., higher material costs, partially offset by higher selling prices, in addition to lower sales to RV manufacturers have lowered operating margins. European results reflect improved demand from RV manufacturers, higher volume of fabricated products to the transportation industry resulting from new product development, strong demand from customers in the U.K. for bath enclosures and shower doors and the start-up of a program in the U.K. to sell residential doors direct to home centers. Additionally, higher operating margins within the European Roll Coating segment resulted from efficiency gains at the Corby, England paintline. The strengthening of the Euro and Pound Sterling against the U.S. Dollar have had a positive impact on net sales and earnings from operations in the five months ended May 23, 2003 and the four months ended September 26, 2003.

Results of Operations

Quarter Ended September 26, 2003 as Compared to Quarter Ended September 27, 2002

The following table sets forth the Company’s Statements of Earnings Data expressed as a percentage of net sales:

	Quarters ended
	September 26, 2003	September 27, 2002
Statements of Earnings Data:
Net sales	100.0%	100.0%
Costs and expenses:
Cost of goods sold	79.6	79.2
Selling and general	9.2	9.2
Depreciation and amortization	2.2	1.9

Earnings from operations	9.0	9.7
Interest expense, net	(2.7)	(3.4)
Other (expense) income, net	(0.3)	0.1

Earnings before income taxes	6.0	6.4
Provision for income taxes	2.2	2.5

Net earnings	3.8%	3.9%

	Net Sales Quarters ended			Earnings from Operations Quarters ended
In thousands	September 26, 2003	September 27, 2002	Increase/ (decrease)	September 26, 2003	September 27, 2002	Increase/ (decrease)

U.S. Fabrication	$141,179	$129,373	9.1%	$13,886	$13,743	1.0%
European Roll Coating	36,429	29,062	25.3%	2,890	1,795	61.0%
European Fabrication	23,509	16,748	40.4%	1,341	1,352	(0.8)%
Totals	$201,117	$175,183	14.8%	$18,117	$16,890	7.3%

Net Sales.  For the quarter ended September 26, 2003, net sales were $201.1 million compared to $175.2 million for the quarter ended September 27, 2002, an increase of $25.9 million or 14.8%. Net sales in the U.S. Fabrication segment increased 9.1% to $141.2 million for the quarter ended September 26, 2003, from $129.4 million for the quarter ended September 27, 2002. This increase in net sales in the U.S. Fabrication segment primarily resulted from higher sales volumes to home centers, distributors, industrial and architectural contractors, rural contractors and home improvement contractors, partially offset by lower sales to RV manufacturers. For the quarter ended September 26, 2003, compared to the quarter ended September 27, 2002, sales of rain-carrying products to home centers, distributors and home improvement contractors increased $7.2 million; sales of fabricated metal roofing and siding to industrial and architectural contractors, home centers and rural contractors increased $5.7 million; sales of lattice/awning products and vinyl windows to home improvement contractors increased $2.9 million. Partially offsetting these increases was a decrease in sales to RV manufacturers of $4.7 million.

Net sales in Europe increased 30.8% to $59.9 million for the quarter ended September 26, 2003, from $45.8 million for the quarter ended September 27, 2002.  This increase in Europe includes an increase in the European Roll Coating segment of $7.4 million or 25.3% and an increase in the European Fabrication segment of $6.8 million or 40.4%.  Approximately $3.7 million and $2.0 million of the increase in the European Roll Coating segment and the European Fabrication segment, respectively, was due to the strengthening of the British Pound and Euro against the U.S. Dollar.  The balance of the increase in the European Roll Coating segment primarily resulted from higher sales volumes of painted aluminum and steel coil to OEMs (excluding RV manufacturers) and to European RV manufacturers.  For the quarter ended September 26, 2003, compared to the quarter ended September 27, 2002, excluding currency impact, sales of painted aluminum and steel coil to OEMs (excluding RV manufacturers) increased $1.6 million; and sales of painted aluminum coil to European RV manufacturers increased $0.8 million.  The balance of the increase in the European Fabrication segment primarily resulted from higher sales volumes to the European transportation industry and U.K. home centers.  For the quarter ended September 26, 2003, compared to the quarter ended September 27, 2002, excluding currency impact, sales from France to the European transportation industry increased $2.3 million; sales of residential doors to home centers in the U.K. increased $2.1 million; and sales of bath enclosures and shower doors to customers in the U.K. increased $0.5 million.

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

Earnings from operations.  Earnings from operations in the U.S. Fabrication segment increased to $13.9 million for the quarter ended September 26, 2003, from $13.7 million for the quarter ended September 27, 2002.  This increase is largely attributable to higher sales volumes.  Lower operating margins resulted primarily from higher aluminum and steel costs, partially offset by higher aluminum selling prices, together with higher depreciation expense.

Earnings from operations in the European Roll Coating segment increased to $2.9 million for the quarter ended September 26, 2003, from  $1.8 million for the quarter ended September 27, 2002.  This increase is largely attributable to higher sales volumes, together with operating efficiency improvements at the Corby, England paintline.  The strengthening of the Euro and British Pound against the U.S. Dollar increased earnings from operations in the European Roll Coating Segment by $0.4 million.

Earnings from operations in the European Fabrication segment of $1.3 million for the quarter ended September 26, 2003, approximated the quarter ended September 27, 2002.  Lower operating margins resulted primarily from higher production costs resulting from new product and product expansion initiatives undertaken over the past twelve months, together with higher depreciation expense.  The strengthening of the Euro and British Pound against the U.S. Dollar increased earnings from operations in the European Fabrication segment by $0.2 million.

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

Five Months Ended May 23, 2003 and Four Months Ended September 26, 2003 as Compared to Nine Months Ended September 27, 2002

The following table sets forth the Company’s Statements of Earnings Data expressed as a percentage of net sales:

	Five months ended May 23, 2003	Four months ended September 26, 2003 (1)	Nine months ended September 27, 2002

Statements of Earnings Data:
Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold	80.0	80.5	78.8
Selling and general	10.0	9.6	9.8
Depreciation and amortization	2.4	2.2	2.0

Earnings from operations	7.6	7.7	9.4
Interest expense, net	(3.5)	(2.6)	(3.6)
Other income, net	0.2	(0.2)	0.1

Earnings before income taxes	4.3	4.9	5.9
Provision for income taxes	1.6	1.8	2.3

Net earnings	2.7%	3.1%	3.6%

	Net Sales			Earnings from Operations
	Five months ended May 23, 2003	Four months ended September 26, 2003	Nine months ended September 27, 2002	Five months ended May 23, 2003	Four months ended September 26, 2003 (1)	Nine months ended September 27, 2002

U.S. Fabrication	$161,050	$193,416	$336,266	$8,657	$16,300	$31,902
European Roll Coating	59,653	51,662	93,294	7,577	3,535	8,619
European Fabrication	39,912	33,233	50,251	3,532	1,842	4,482
Totals	$260,615	$278,311	$479,811	$19,766	$21,677	$45,003

(1)                                  In connection with the 2003 Stock Transaction (see Note 2 to the Condensed Consolidated Financial Statements) and subsequent issuance of senior subordinated notes (see Note 5 to the Condensed Consolidated Financial Statements), accounting principles generally accepted in the U.S. required that the purchase price paid in excess of the book value of the Company’s equity acquired be allocated to the assets and liabilities of the Company based upon estimates of their fair values. This application of purchase accounting resulted in increasing the value of inventory at the time of the 2003 Stock Transaction by $4.0 million. This inventory was sold in June 2003 and accordingly $4.0 million was recorded as cost of goods sold. This amount does not reflect costs incurred or amounts paid by the Company to prepare inventory for sale and accordingly had no affect on the cash flows from operations of the Company for the nine months ended September 26, 2003.

Net Sales.  For the nine months ended September 26, 2003, net sales were $538.9 million compared to $479.8 million for the nine months ended September 27, 2002, an increase of $59.1 million or 12.3%. Net sales in the U.S. Fabrication segment increased 5.4% to $354.5 million for the nine months ended September 26, 2003, from $336.3 million for the nine months ended September 27, 2002. This increase in net sales in the U.S. Fabrication segment primarily resulted from higher sales volumes to home centers, distributors, industrial and architectural contractors, rural contractors and home improvement contractors, partially offset by lower sales to RV manufacturers. For the nine months ended September 26, 2003, compared to the nine months ended September 27, 2002, sales of rain-carrying products to home centers, distributors and home improvement contractors increased $12.7 million; sales of fabricated metal roofing and siding to industrial and architectural contractors and rural contractors increased $6.1 million; sales of vinyl windows and lattice/awning products to home improvement contractors increased $5.7 million. Partially offsetting these increases was a decrease in sales to RV manufacturers of $8.0 million.

Net sales in Europe increased 28.5% to $184.5 million for the nine months ended September 26, 2003, from $143.5 million for the nine months ended September 27, 2002.  This increase in Europe includes an increase in the European Roll Coating segment of $18.0 million or 19.3% and an increase in the European Fabrication segment of $22.9 million or 45.6%.  Approximately $15.6 million and $9.3 million of the increase in the European Roll Coating segment and the European Fabrication segment, respectively, was due to the strengthening of the British Pound and Euro against the U.S. Dollar.  The balance of the increase in the European Roll Coating segment primarily resulted from higher sales volumes to European RV manufacturers, partially offset by lower sales volumes of painted aluminum and steel coil to OEMs (excluding RV manufacturers).  For the nine months ended September 26, 2003, compared to the nine months ended September 27, 2002, excluding currency impact, sales of painted aluminum coil to European RV manufacturers increased $1.8 million.  Partially offsetting this increase was a decrease in sales of painted aluminum and steel coil to OEMs (excluding RV manufacturers) of $1.3 million.  The balance of the increase in the European Fabrication segment primarily resulted from higher sales volumes to the European transportation industry, European RV manufacturers and U.K. home centers.  For the nine months ended September 26, 2003, compared to the nine months ended September 27, 2002, excluding currency impact, sales from France to the European transportation industry increased $7.4 million; sales of doors and windows to European RV manufacturers increased $1.2 million; sales of residential doors to home centers in the U.K. increased $4.3 million; and sales of bath enclosures and shower doors to customers in the U.K. increased $1.6 million.

Cost of goods sold.  Cost of goods sold, as a percentage of net sales, increased to 80.2% for the nine months ended September 26, 2003, from 78.8% for the nine months ended September 27, 2002. This increase as a percentage of net sales is primarily attributable to the $4.0 million increase in inventories resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction (see Note 2 to the Condensed Consolidated Financial Statements). The $4.0 million increase was recognized in cost of goods sold in June 2003. The remaining increase is largely attributable to higher aluminum and steel costs, partially offset by higher aluminum and steel selling prices, in addition to higher labor and utility costs. Higher labor costs resulted primarily from new product and product expansion initiatives undertaken over the past twelve months.

Selling and general.  Selling and general expenses were $26.2 million, $26.6 million and $47.0 million for the five months ended May 23, 2003, the four months ended September 26, 2003 and the nine months ended September 27, 2002, respectively. Selling and general expenses, as a percentage of net sales, were 10.0%, 9.6% and 9.8% for the five months ended May 23, 2003, the four months ended September 26, 2003 and the nine months ended September 27, 2002, respectively. The higher percentage of net sales in the five months ended May 23, 2003, compared to the nine months ended September 27, 2002, primarily resulted from higher legal and professional expenses as a percentage of net sales in 2003. The decrease as a percentage of net sales in the four months ended September 26, 2003, compared to the five months ended May 23, 2003 and the nine months ended September 27, 2002, is primarily due to a higher average daily sales volume in the four months ended September 26, 2003, than in the five months ended May 23, 2003 and the nine months ended September 27, 2002. The four months ended September 26, 2003 include $1.4 million in compensation expense resulting from bonus payments associated with the 2003 Stock Transaction, together with advisory fees of $0.6 million payable to CVC Management LLC and amortization of restricted stock awards of $0.3 million.

Depreciation and amortization.  Depreciation and amortization expense was $6.3 million, $6.0 million and $9.8 million for the five months ended May 23, 2003, the four months ended September 26, 2003 and the nine months ended September 27, 2002, respectively. Depreciation and amortization expense in the five months ended May 23, 2003, reflect additional expense resulting from the strengthening of the Euro and British Pound against the U.S. Dollar, together with additional expense on capital expenditures that occurred in the last three months of 2002 and the first five months of 2003. Depreciation and amortization expense in the four months ended September 26, 2003, reflect additional expense resulting from the 2003 Stock Transaction, together with additional expense resulting from the strengthening of the Euro and British Pound against the U.S. Dollar. As a result of the step-up in basis of our property, plant and equipment and intangible assets associated with the 2003 Stock Transaction, an additional $0.5 million of depreciation and amortization expense was recognized in the four months ended September 26, 2003.

Earnings from operations.  Earnings from operations were $19.8 million, $21.7 million and $45.0 million for the five months ended May 23, 2003, the four months ended September 26, 2003 and the nine months ended September 27, 2002, respectively. In the four months ended September 26, 2003, earnings from operations reflect $4.0 million charged to expense resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction.

Earnings from operations in the U.S. Fabrication segment include $2.7 million of the $4.0 million increase in inventories charged to expense resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction. Additionally, the U.S. Fabrication segment has incurred higher steel costs, partially offset by higher steel selling prices, together with higher freight and utility costs in 2003, compared to 2002.

Earnings from operations in the European Roll Coating segment include $0.9 million of the $4.0 million increase in inventories charged to expense resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction. The strengthening of the British Pound and Euro against the U.S. Dollar increased the European Roll Coating segment’s earning from operations by $1.4 million and $0.6 million in the five months ended May 23, 2003 and the four months ended September 26, 2003, respectively, compared to 2002. Additionally, the European Roll Coating segment’s 2003 results include a more profitable product mix, compared to 2002 results.

Earnings from operations in the European Fabrication segment include $0.4 million of the $4.0 million increase in inventories charged to expense resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction. The strengthening of the British Pound and Euro against the U.S. Dollar increased the European Fabrication segment’s earnings from operations by $0.5 million and $0.3 million in the five months ended May 23, 2003 and the four months ended September 26, 2003, respectively, compared to 2002. Additionally, the European Fabrication segment’s 2003 results include higher production costs resulting from new product and product expansion initiatives undertaken over the past twelve months.

Interest expense, net.  Net interest expense was $9.1 million, $7.3 million and $17.1 million for the five months ended May 23, 2003, the four months ended September 26, 2003 and the nine months ended September 27, 2002, respectively. On August 6, 2003, the Company issued $200.0 million 8.5% senior subordinated notes. The proceeds from this issuance were used to purchase approximately $112.9 million of the Company’s outstanding 11.25% senior subordinated notes on August 8, 2003. Approximately $22.1 million in aggregate principal amount of the 11.25% senior subordinated notes remained outstanding as of September 26, 2003. The average outstanding balance on the Company’s revolving credit facility for the five months ended May 23, 2003, the four months ended September 26, 2003 and the nine months ended September 27, 2002 was $78.2 million, $47.6 million and $84.9 million, respectively. The decrease in the four months ended September 26, 2003, compared to the five months ended May 23, 2003 and the nine months ended September 27, 2002, primarily resulted from the repayment of debt outstanding on our revolving credit facility out of proceeds from the issuance of $200.0 million of senior subordinated notes. The average rate of interest on our revolving credit facility for the five months ended May 23, 2003, the four months ended September 26, 2003 and the nine months ended September 27, 2002, was 4.7%, 4.4% and 5.9%, respectively. In the five months ended September 26, 2003, we wrote off $0.5 million of deferred financing fees as a result of the purchase of approximately $112.9 million of our outstanding 11.25% senior subordinated notes on August 8, 2003.

Other income (expense), net.  Other income (expense), net was $0.5 million, $(0.6) million and $0.7 million for the five months ended May 23, 2003, the four months ended September 26, 2003 and the nine months ended September 27, 2002, respectively. In the four months ended September 26, 2003, we recognized expense of $(1.4) million in accordance with SFAS No. 145 on the premium paid to purchase $112.9 million in principal amount of the 11.25% Notes. The remaining income (expense) in each respective period resulted primarily from foreign exchange gains and losses on unhedged assets and liabilities remeasured into the local currency.

Provision for income taxes.  The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The effective tax rate for the provision for income taxes for the five months ended May 23, 2003, the four months ended September 26, 2003 and the nine months ended September 27, 2002 was 38.2%, 36.7% and 38.9%, respectively. The decrease in the effective tax rate in the four months ended September 26, 2003, compared to the five months ended May 23, 2003 and the nine months ended September 27, 2002, is primarily due to a greater proportion of earnings in Europe in the four months ended September 26, 2003, where we have a lower effective tax rate.

Liquidity and Capital Resources

Liquidity.  The Company’s primary liquidity needs arise from debt service incurred in connection with acquisitions and the funding of capital expenditures. The Company’s liquidity sources at September 26, 2003 include $37.0 million in cash and cash equivalents and the Company's revolving credit facility of up to $110.0 million, subject to borrowing base limitations. At September 26, 2003, the entire $110.0 million amount was available and undrawn.

As discussed in Note 12 to the condensed consolidated financial statements, on August 8, 2003, the Company purchased approximately $112.9 million of the $135.0 million aggregate principal amount of 11.25% Senior Subordinated Notes due 2006 issued by certain of the Company’s subsidiaries (the “11.25% Notes”), for approximately $120.4 million, including accrued interest.  On October 1, 2003, the remaining $22.1 million in aggregate principal amount of the 11.25% Notes was redeemed for approximately $23.8 million, including accrued interest.  The Company financed the purchase of the 11.25% Notes through the issuance on August 6, 2003 of $200.0 million 8.5% senior subordinated notes due 2011.  The remaining proceeds from the issuance of the $200.0 million of old notes were used to cover fees and expenses from the issuance of the old notes and to repay a portion of the existing indebtedness under the revolving credit facility.

On October 10, 2003, the Company entered into a definitive agreement with Berger Holdings, Ltd. for the acquisition of all of the outstanding shares of Berger Holdings for $3.90 per share.  Berger Holdings and its subsidiaries manufacture roof drainage products specializing in copper as well as residential and commercial snow guards and will be included in the U.S. Fabrication segment.  The total purchase price of the acquisition will be approximately $36.8 million including associated fees and expenses, $9.3 million of debt that was paid off using cash on hand, the settlement of employee stock options and the cost to acquire the remaining 7% of the outstanding stock of Berger Holdings that was not tendered and accepted in the tender offer.  Pursuant to a tender offer that expired on November 17, 2003, Amerimax Pennsylvania, Inc., a wholly-owned subsidiary of Euramax, accepted and purchased approximately 93% of Berger Holding’s outstanding common shares.  The acquisition of Berger Holdings was completed on November 25, 2003 by the merger of Amerimax Pennsylvania, Inc. into Berger Holdings, with Berger Holdings as the survivor corporation.  As a result of the merger, each common share of Berger Holdings not owned by the Company was converted into the right to receive $3.90 per share in cash, subject to dissenters rights.

On October 9, 2003, the Company amended and restated its credit agreement. As amended and restated, the credit agreement includes a $110.0 million revolving credit facility and a $35.0 million term loan. The Company borrowed $35.0 million under the term loan on October 31, 2003. The interest rates applicable to the loans under the amended and restated credit agreement are based upon a Base Rate or Eurocurrency Rate (both as defined in the amended and restated credit agreement), plus their respective margins. The amended and restated credit agreement provides for variable rate margins, determined quarterly, based upon the Company’s ratio of EBITDA (as defined in the amended and restated credit agreement) to total debt. The maximum and minimum Base Rate margins are 2.00% and 1.00%, respectively, on the revolving credit facility.  The maximum and minimum Eurocurrency Rate margins are 3.00% and 2.25%, respectively, on the revolving credit facility, and 3.25% and 2.50%, respectively, on the term loan. The Company is subject to a commitment fee of 0.375% of the unused portion of the revolving credit facility. The amended and restated credit agreement contains certain covenants and restrictions, including certain restrictions on the payment of cash dividends. In addition, the amended and restated credit agreement requires the Company to meet certain financial tests, including a minimum fixed charge coverage ratio, minimum interest coverage ratio, maximum leverage ratio and maximum amounts of capital expenditures.

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

The Company’s leveraged financial position requires that a substantial portion of the Company’s cash flow from operations be used to pay interest on the senior subordinated notes, principal and interest under the Company’s credit agreement and other indebtedness. Significant increases in the floating interest rates on the Company’s revolving credit facility would result in increased debt service requirements, which may reduce the funds available for capital expenditures and other operational needs. In addition, the Company’s leveraged position may impede its ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes. Further, the Company’s leveraged position may make it more vulnerable to economic downturns, may limit its ability to withstand competitive pressures, and may limit its ability to comply with restrictive financial covenants required under its credit agreement.

The Company’s primary source of liquidity is funds generated from operations, which are supplemented by borrowings under the credit agreement.  Net cash provided by (used in) operating activities for the five months ended May 23, 2003, the four months ended September 26, 2003 and the nine months ended September 27, 2002 were $(12.0) million, $35.8 million and $10.6 million, respectively.  The five months ended May 23, 2003 include a use of cash resulting from an increase in accounts receivable and inventories of $22.8 million and $13.0 million, respectively. Partially offsetting this use of cash was cash provided by an increase in accounts payable, accrued expenses and other current liabilities of $12.9 million.  The four months ended September 26, 2003 include cash provided by an increase in accounts payable, accrued expenses and other current liabilities of $20.5 million, together with a decrease in inventories of $5.0 million. Partially offsetting these items was a use of cash resulting from an increase in accounts receivable of $11.1 million.  The nine months ended September 27, 2002 include a use of cash resulting from an increase in accounts receivable and inventories of $24.5 million and $22.1 million, respectively.  Partially offsetting this use of cash was cash provided by an increase in accounts payable, accrued expenses and other current liabilities of $26.7 million.  Seasonality results in significant changes in our accounts receivable, inventories, accounts payable and accrued expenses balances throughout the year, with balances typically higher at the end of the second and third quarters and lower at the end of the fourth quarter.

Net cash used in investing activities for the five months ended May 23, 2003, the four months ended September 26, 2003 and the nine months ended September 27, 2002 were $4.9 million, $2.6 million and $4.1 million, respectively.  The five months ended May 23, 2003, the four months ended September 26, 2003 and the nine months ended September 27, 2002 include a use of cash resulting from capital expenditures of $4.9 million, $2.9 million and $4.6 million, respectively. See a further discussion of capital expenditures below.

Net cash provided by (used in) financing activities for the five months ended May 23, 2003, the four months ended September 26, 2003 and the nine months ended September 27, 2002 were $18.2 million, $(9.5) million and $(4.9) million, respectively.  The five months ended May 23, 2003 include borrowings under the revolving credit facility of $18.3 million to fund an increase in working capital, together with the purchase of treasury stock for $2.6 million.  The four months ended September 26, 2003 include the receipt of approximately $191.6 million of proceeds, net of issuance costs, from the issuance of $200.0 million senior subordinated notes.  These proceeds, in addition to cash provided by operating activities, were used to purchase approximately $112.9 million of the 11.25% Notes for $116.0 million, including premium, and repay $81.7 million on the revolving credit facility.  The nine months ended September 27, 2002 include a repayment of the term loans under the credit agreement in March 2002 of $39.0 million and borrowings under the revolving credit facility of $33.4 million.

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

Working Capital Management.  Working capital was $125.2 million as of September 26, 2003, compared to $90.5 million as of December 27, 2002. The increase in working capital is largely attributable to higher cash and cash equivalents resulting from the issuance of $200.0 million senior subordinated notes on August 6, 2003 from which a portion of the proceeds were used to prepay the revolving credit facility and purchase a portion of the 11.25% senior subordinated notes. Additionally, seasonal demands of the business result in substantial increases from year end in trade accounts receivable and inventories, partially offset by an increase in trade accounts payable.

Accounts receivable of $125.1 million as of September 26, 2003, increased $36.6 million, from $88.5 million as of December 27, 2002.  The primary reason for this increase was a 39.3% increase in net sales in the two months ended September 26, 2003, compared to the two months ended December 27, 2002.  The majority of outstanding accounts receivable at the end of each period are generated from net sales in the preceding two months.  Additionally, a stronger British Pound and Euro compared to the U.S. Dollar used in converting the local currency balance sheet into U.S. Dollars resulted in a $3.7 million increase in accounts receivable.  As of September 26, 2003, days sales outstanding in accounts receivable was 56.6 days, compared to 50.5 days as of December 27, 2002 and 55.0 days as of September 27, 2002.  Seasonal demands of the business typically result in higher days sales outstanding in accounts receivable at the end of September compared to the end of December.

Inventories of $88.5 million as of September 26, 2003, increased $10.0 million, from $78.5 million as of December 27, 2002.  A stronger, British Pound and Euro compared to the U.S. Dollar used in converting the local currency balance sheet into U.S. Dollars resulted in a $2.1 million increase in inventories.  As of September 26, 2003, days sales in inventories was 57.7 days, compared to 56.2 days as of December 27, 2002.

Environmental Matters

The Company’s exposure to environmental matters has not changed significantly from the year ended December 27, 2002. For detailed information regarding environmental matters, see “Management’s Discussion and Analysis—Risk Management” set forth in the Company’s Annual Report on Form 10-K for the year ended December 27, 2002.

Note Regarding Forward-Looking Statements:  The Management’s Discussion and Analysis and other sections of this Form 10-Q may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, and management’s beliefs and assumptions. Such forward-looking statements include terminology such as

“may”, “will”, “should”, “expects”, “anticipates”, “intends”, “plans”, “believes”, “contemplates”, “projects”, “predicts”, “estimates”, or variations of such words and similar expressions regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements in this report include, but are not limited to: (1) statements regarding the Company’s expectation that its sources of liquidity will provide the liquidity required, if necessary, to supplement lower cash flows from operations; (2) statements regarding management’s expectation that the outcome of legal proceedings and claims that have arisen in the ordinary course of business would not reasonably be expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries taken as a whole; (3) statements regarding management’s belief that the Company’s potential share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses at various hazardous waste disposal sites in which the Company has been named as a defendant in lawsuits or as a potentially responsible party are not material and that the reasonably probable outcome of these matters will not materially exceed established reserves and will not have a material impact on the future financial position, net earnings or cash flows of the Company; and (4) statements regarding whether the Company will complete the acquisition of Berger based on the terms proposed or at all, including whether the Company will be able to comply with restrictions contained in its senior secured credit agreement. These forward-looking statements are based on a number of assumptions that could ultimately prove inaccurate, and, therefore, there can be no assurance that they will prove to be accurate. All such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause future financial performance to differ materially and significantly from past results and from those expressed or implied in this document include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), changes in business strategy or development plans, the cyclical demand for the Company’s products, the supply and/or price of aluminum and other raw materials, currency exchange rate fluctuations, environmental regulations, availability of financing, competition, reliance on key management personnel, ability to manage growth, loss of customers, and a variety of other factors. For further information on these and other risks, see the “Risk Factors” section of Item 1 of the Company’s Annual Report on Form 10-K for the year ended December 27, 2002, as well as the Company’s other filings with the Securities and Exchange Commission. The Company assumes no obligation to update publicly its forward-looking statements, whether as a result of new information, future events or otherwise.

Part II—Other Information

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

EURAMAX INTERNATIONAL, INC.

Signature	Title	Date

/s/ J.DAVID SMITH	Chairman, Chief Executive Officer and President	February 13, 2004
J. David Smith

/s/ R. SCOTT VANSANT
R. Scott Vansant	Chief Financial Officer and Secretary	February 13, 2004

Exhibit Index

Exhibit Number	Description
3.1

Certificate of Incorporation of Euramax International, Inc. (f/k/a Amerimax Holdings, Inc.). (Incorporated by reference to the Exhibit with the same number in Euramax International, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-05978) which became effective on February 7, 1997.)

3.2

Bylaws of Euramax International, Inc. (f/k/a Amerimax Holdings, Inc.). (Incorporated by reference to the Exhibit with the same number in Euramax International, Inc.’s Registration Statement on Form S-4 (Reg. No. 333-05978) which became effective on February 7, 1997.)

4.1

Indenture dated August 6, 2003 by and among Euramax International, Inc., Euramax International Holdings B.V., a Dutch registered company, the guarantors party thereto from time to time, and JPMorgan Chase Bank, as trustee. (Incorporated by reference to Exhibit 4.2 in Euramax International, Inc’s Current Report on Form 8-K which was filed on August 8, 2003).

4.2

Registration Rights Agreement dated August 6, 2003 by and among Euramax International, Inc., Euramax International Holdings B.V., and each of the Guarantors (as defined therein), UBS Securities LLC, Banc of America Securities LLC, Wachovia Capital Markets, LLC, ABN AMRO Incorporated, and Fleet Securities, Inc. (Incorporated by reference to Exhibit 4.3 in Euramax International, Inc’s Current Report on Form 8-K which was filed on August 8, 2003).

4.3	Form of 8 1/2% Senior Subordinated Note Due 2011. (Incorporated by reference to Exhibit A of Exhibit 4.2 in Euramax International, Inc’s Current Report on Form 8-K which was filed on August 8, 2003).
10.1

Purchase Agreement dated July 30, 2003 by and among Euramax International, Inc., Euramax International Holdings B.V., each of the Guarantors (as defined therein), UBS Securities LLC, Banc of America Securities LLC, Wachovia Capital Markets, LLC, ABN AMRO Incorporated, and Fleet Securities, Inc. (Incorporated by reference to Exhibit 10.1 in Euramax International, Inc.’s Current Report on Form 8-K which was filed on August 8, 2003.)

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