Form 10-K
period 2003-12-26
EURAMAX INTERNATIONAL INC
filed 2004-03-25
CIK 1026743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 26, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 333-05978

EURAMAX INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-2502320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer) Identification No.)

5445 Triangle Pkwy Suite 350, Norcross, Georgia	30092
(address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 449-7066

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

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

Yes ☐ No ☒

As of March 25, 2004, Registrant has 492,495.79 shares of Class A common stock outstanding and no shares of Class B common stock outstanding.

Note Regarding Private Securities Litigation Reform Act: Statements contained in this Form 10-K that are not historical facts include forward-looking statements that are subject to the safe harbor rules created by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-K which address activities, events or developments which Euramax International, Inc. and subsidiaries (the “Company” or “Euramax”) expect or anticipate will or may occur in the future, including statements regarding the Company’s competitive position, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), changes in business strategy or development plans, cyclical demand for the Company’s products, the supply and/or price of aluminum and other raw materials, currency exchange rate fluctuations, the Company’s ability to pass on price increases, the impact of environmental laws and regulations, the availability of financing, reliance on key management personnel, ability to manage growth, the Company’s expectations regarding the adequacy of current financing arrangements, loss of customers, quantitative and qualitative disclosures about market risk, and other statements regarding future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts are forward looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ significantly and materially from past results and from the Company’s expectations, including the risk factors discussed in this Form 10-K, Item 1 “Business,” and Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise. Unless the context otherwise requires, the terms “we”, “our” and “us” refer to the Company and its subsidiaries collectively.

Part I

Item 1.  Business

Overview

Euramax is an international producer of value-added aluminum, steel, vinyl and fiberglass fabricated products with facilities located in all major regions of the continental United States, or U.S., as well as in the United Kingdom, or U.K., The Netherlands and France. Our manufacturing and distribution network consists of 43 strategically located facilities, of which 37 are located in the U.S. and six are located in Europe. Net sales for 2003 in the U.S. and Europe were $487.0 million and $257.3 million, respectively. We sell our products principally to two markets, the building and construction market and the transportation market. Our core products include specialty coated coils, aluminum recreational vehicle (or RV) sidewalls, RV doors, farm and agricultural panels, metal and vinyl raincarrying systems, soffit and fascia systems, and vinyl replacement windows. In addition, we sell an extensive line of accessory products, including roofing and siding hardware, trim parts and roof drainage accessories. Our customers include original equipment manufacturers, or OEMs, such as RV manufacturers, commercial panel manufacturers and transportation industry manufacturers; rural contractors; home centers; home improvement contractors; distributors; industrial and architectural contractors; and manufactured housing producers.

We operate downstream of producers of aluminum coil, aluminum extrusions, steel coil and aluminum ingot. These producers supply us with aluminum coil, aluminum extrusions and steel coil. We sold approximately 195 and 268 million pounds of aluminum and steel, respectively, in 2003. To a lesser extent, we also distribute and fabricate products manufactured from vinyl, copper and fiberglass.

We were established as an independent multinational company in 1996 under the name Euramax International Limited, which was formed by ACP Holding Company, an affiliate of Citigroup Venture Capital Ltd., or CVC, and CVC European Equity Partners, L.P. and CVC European Equity Partners (Jersey), L.P., whom we refer to together as CVC Europe. At that time, we acquired the fabricated products business from Alumax Inc.  Alumax Inc. was acquired by Aluminum Company of America in 1998, and is hereafter referred to as “Alumax”.  Including our history as a division of Alumax, we have over 50 years of experience in the fabrication of aluminum products, and over the last 30 years we have developed additional expertise in areas such as steel, vinyl, copper and fiberglass fabrication. See “Important Transactions—Acquisition of Alumax’s Fabricated Products Business in September 1996.” In 1999, Euramax was reorganized to become a U.S. based multinational group.  See “Important Transactions—The Reorganization”. As described in “Important Transactions – 2003 Stock Transaction”, Citigroup Venture Capital Equity Partners, L.P., or CVCEP, an affiliate of CVC, subsequently acquired all of our common stock formerly held by CVC Europe.

Business Strategy

Our strategy is to expand our leadership position as a producer of aluminum and steel products and to further diversify product offerings, customers and geographic regions in which we operate. Since our formation as an independent company in 1996, our ability to consistently generate free cash flow has enabled us to pay down significant amounts of debt, while allowing us to pursue a strategy of improving our operations, profitability and prospects for future growth. Under this strategy, we are pursuing organic growth through product development and the addition of new territories and new customers. In addition, our strategy includes identifying and acquiring businesses and assets that will enable us to offer complementary products and/or expand geographic coverage.  Since our formation in September 1996, we have completed eight acquisitions, including Berger Holdings in November 2003, which have enabled us to offer complementary products and expand our geographic coverage. We have also sold two businesses that did not serve our business strategy. We expect to continue identifying and acquiring businesses as part of executing our strategy.

Important Transactions

Acquisition of Alumax’s fabricated products business in September 1996. Pursuant to a purchase agreement dated June 24, 1996, between Euramax International Limited and Alumax, on September 25, 1996, Euramax International Limited purchased, through its wholly-owned subsidiaries, all of the issued and outstanding capital stock of certain of Alumax’s subsidiaries which operated a portion of Alumax’s fabricated products business. The purchase price of approximately $252.4 million, including acquisition expenses of $3.9 million and adjustments to give effect to certain items including cash acquired and working capital, was allocated to the assets and liabilities of the Company based upon their fair market value at the date of the acquisition under the purchase method of accounting.

The Reorganization. In December 1999, Euramax International Limited completed a reorganization whereby Euramax International, Inc., a Delaware corporation, was positioned as the top tier holding company. Prior to the Reorganization, the parent company was Euramax International Limited (formerly Euramax International plc), a company organized under the laws of England and Wales. The Reorganization was accomplished, in part, by means of a “scheme of arrangement” under section 425 of the United Kingdom Companies Act 1985. As a result of the Reorganization, the new U.S. holding company of the group, Euramax International, Inc., is the reporting company for the consolidated group.

2003 Stock Transaction.  On April 15, 2003, Citigroup Venture Capital Equity Partners, L.P., (“CVCEP”), and Citigroup Venture Capital Ltd., (“CVC”), entered into a definitive purchase agreement with CVC European Equity Partners, L.P. and CVC European Equity Partners (Jersey), L.P., collectively (“CVC Europe”), BNP Paribas, independent directors and certain members of management to purchase, for approximately $106.0 million, all of the shares of the Company held by CVC Europe and BNP Paribas, and a portion of the shares held by independent directors and management, (“2003 Stock Transaction”). The 2003 Stock Transaction was completed on June 12, 2003, with CVCEP purchasing 265,762.48 shares of the Company’s Class A common stock. For accounting purposes, the Company has used May 23, 2003, its May month-end, as the transaction date. After the completion of this transaction CVCEP and CVC collectively owned approximately 88.5% of the issued and outstanding shares of the Company, with management of CVCEP and directors and management of the Company holding the remaining shares. Prior to the 2003 Stock Transaction, CVC owned approximately 34.5% of the issued and outstanding shares of the Company. CVCEP is ultimately controlled by Citigroup, Inc. through limited and general partnership interests owned by its subsidiaries. CVC Europe is a group of limited partnerships in which Citigroup, Inc. owns a minority interest, but does not have management rights or control rights.

Acquisition of Berger Holdings, Ltd. on November 25, 2003. On November 18, 2003, pursuant to a tender offer, Amerimax Pennsylvania, Inc., a wholly owned subsidiary of ours, acquired 93% of Berger Holdings’ outstanding common shares for $3.90 per share. The acquisition of Berger Holdings was completed on November 25, 2003 by the merger of Amerimax Pennsylvania, Inc. into Berger Holdings, with Berger Holdings as the survivor corporation. As a result of the merger, each common share of Berger Holdings not owned by Euramax was converted into the right to receive $3.90 per share in cash, subject to dissenters' rights.  The total purchase price of this acquisition was approximately $36.8 million. Berger Holdings manufactures metal roof drainage products and roofing accessories as well as residential and commercial snow guards and is included in our U.S. Fabrication Roof Drainage segment. We expect the acquisition of Berger Holdings to increase our sales volume of roof drainage products to distributors and home improvement contractors in addition to improving our competitiveness in this marketplace.

The following table lists certain other acquisitions we have completed since 1996.

Date	Company	Rationale
March 1997	JTJ Laminating	• Expand presence in the lamination of fiberglass • Increase market share in laminated fiberglass RV exteriors

July 1997	Fabral	• Expand presence in the manufacture and distribution of steel and aluminum roofing and wall paneling products to the agricultural, commercial and industrial markets

February 1999	Unimet Manufacturing	• Expand presence in the mid-Atlantic region • Improve competitiveness

April 1999	Color Clad plc	• Expand presence in the manufacture of RV exteriors sold primarily to OEMs • Improve competitiveness

June 1999	Atlanta Metal Products	• Expand product offering in roof drainage products to home improvement contractors and distributors • Provide outlet for other existing product lines to home improvement contractors and distributors

April 2000	Gutterworld and Global Expanded Metals	• Expand product offering in roof drainage products

Operating Segments

Our acquisition of Berger Holdings, Ltd. on November 25, 2003 led to an assessment of operating segments that resulted in our identification of the U.S. Fabrication Roof Drainage operating segment. The business activities in the U.S. Fabrication Roof Drainage operating segment were previously included in the U.S. Fabrication segment. Our reporting segments are as follows:

European Roll Coating – The European Roll Coating facilities primarily roll coat aluminum and steel sheet and coil for RV manufacturers, transportation manufacturers and building panel manufacturers.

U.S. Fabrication Roof Drainage – The U.S. Fabrication Roof Drainage facilities primarily fabricate coated aluminum and steel coil to produce gutters, downspouts, soffit, fascia, gutter accessories and other products. Such products are primarily sold to home centers, distributors and home improvement contractors.

U.S. Fabrication Building Materials – The U.S. Building Materials facilities primarily fabricate coated aluminum and steel coil to produce roofing and siding panels, doors, windows, vehicle sidewalls and other products. Such products are primarily sold to RV manufacturers, rural contractors, home improvement contractors, industrial and architectural contractors and manufactured housing producers.

European Fabrication – The European Fabrication facilities primarily fabricate aluminum extrusions and glass to produce windows, doors, shower enclosures, sunroofs and other products. Such products are primarily sold to transporation manufacturers, distributors, home centers and industrial and architectural contactors.

Financial information and other disclosures relating to our operating segments are provided in Note 15 of our consolidated financial statements.  See also, “Products and Customers.”

Manufacturing Processes

Our manufacturing processes employ a variety of equipment and several types of facilities. We believe that our deployment of equipment enables us to manufacture standard and custom products efficiently and economically. We have the equipment necessary for processing substantially all of our products in-house, which minimizes reliance on third party processors. This provides certain cost benefits while enabling us to add new products on a timely basis. These capabilities provide marketing and pricing advantages, including the ability to control delivery time and to develop new and customer-specific products in an expeditious manner.

Our manufacturing process generally begins with painting aluminum or steel coil through a process known as roll coating. Once coated, the aluminum or steel is further fabricated through selected processes which include tension leveling, embossing, slitting, rollforming, brake pressing, notching and bending. These processes complete the appropriate steps to fabricate a finished product.

Our coating and fabrication capabilities are described in more detail as follows:

Coating (painting and anodizing): Roll coating is the process of applying a variety of liquid coatings (primarily paint) to bare aluminum or steel coil, providing a baked-on finish that is both protective and decorative. Approximately 153 million pounds of aluminum (79 million pounds in Europe and 74 million pounds in the U.S.) and approximately 27 million pounds of steel (9 million pounds in Europe and 18 million pounds in the U.S.) were roll coated by our eight roll coating operations in 2003. We have three such coating lines in the U.S. and five in Europe. The three coating lines in the U.S. are primarily utilized for internal processing, while the five coating lines in Europe, located within two facilities, are utilized to supply roll coated products to both internal and external customers. We believe that our roll coating facility in Roermond, The Netherlands is one of only three facilities in the world capable of coating coil up to 100 inches in width. The Roermond line services a variety of markets in which wide coated aluminum is becoming increasingly important. Wide coils provide customers with the opportunity to produce products more economically by reducing labor costs and requiring fewer joints and seams in their manufacturing processes.

Anodizing is an electrochemical process that alters an aluminum surface through a controlled and accelerated oxidation process, which, if desired, may also color the material. Anodizing provides a high quality architectural finish to aluminum extrusions, which is demanded by certain customers. Anodizing is a key manufacturing process we offer in certain European facilities included in the European Fabrication segment, which fabricate bath and shower enclosures, automotive window trims, and extrusions used in the transportation industry.

Fabrication: After coating, much of the coil, in our U.S. Fabrication Roof Drainage, U.S. Fabrication Building Materials and European Fabrication segments, is processed through slitting operations which cut coils into more narrow widths. The cut coils may then undergo a variety of downstream production processes which further fabricate the aluminum and steel sheet to form the desired product. Fabrication equipment includes rollformers, punch and brake presses and expanding machinery for a variety of applications. Production machinery also includes equipment to bend, notch and cut aluminum and vinyl extrusions required, together with glass, for the assembly of windows and doors.

Products and Customers

Our products are sold to a diverse group of customers operating in a variety of industries. Our sales and marketing effort is organized on a decentralized basis to provide required services to our broad customer base in multiple geographic areas. Customers include:

•                  Original Equipment Manufacturers (“OEMs”) including RV, Commercial Panel, and Transportation Industry Manufacturers;

•                  Rural Contractors;

•                  Home Centers;

•                  Home Improvement Contractors;

•                  Distributors;

•                  Manufactured Housing Producers; and

•                  Industrial and Architectural Contractors.

The table below lists the Company’s key products, materials used, customers and end-users, sales regions and segments:

Products	Primary Materials	Customers/Markets	Primary Sales Regions	Segments

Specialty Coated Coils (painted aluminum and steel coils)	Aluminum, Steel	OEMs, RV Manufacturers, Transportation Industry Manufacturers, Various Building Panel Manufacturers	Europe	European Roll Coating

Roofing & Siding (including vehicle sidewalls and building panels)	Aluminum, Steel, Vinyl, Fiberglass	OEMs, RV Manufacturers, Rural Contractors, Distributors, Industrial and Architectural Contractors, Home Improvement Contractors; Manufactured Housing Producers	U.S., Europe	U.S. Fabrication Building Materials, European Fabrication, European Roll Coating

Raincarrying Systems (gutters, downspouts)	Aluminum, Steel, Vinyl, Copper	Home Centers, Rural Contractors, Home Improvement Contractors, Distributors, Manufactured Housing Producers	U.S.	U.S. Fabrication Roof Drainage

Soffit (roof overhangs), Fascia (trims), Flashing (roofing valley material)	Aluminum, Steel, Copper	Home Centers, Rural Contractors, Industrial and Architectural Contractors, Home Improvement Contractors, Manufactured Housing Producers	U.S.	U.S. Fabrication Roof Drainage

Doors	Aluminum, Fiberglass	OEMs, RV Manufacturers, Distributors, Home Centers, Home Improvement Contractors, Manufactured Housing Producers	U.S., Europe	U.S. Fabrication Building Materials, European Fabrication

Windows	Aluminum, Vinyl	OEMs, RV Manufacturers, Home Improvement Contractors, Transportation Industry Manufacturers	U.S., Europe	U.S. Fabrication Building Materials, European Fabrication

The following table sets forth the percentage of our net sales attributable to our customers/markets:

	Years Ended
	December 26,	December 27,	December 28,
	2003	2002	2001

OEMs	41.2%	41.4%	40.7%
Home Centers	21.8%	20.3%	22.0%
Rural Contractors	16.8%	20.5%	20.3%
Home Improvement Contractors	8.2%	8.1%	7.5%
Distributors	5.6%	4.0%	2.4%
Industrial and Architectural Contractors	3.6%	2.7%	3.0%
Manufactured Housing Producers	2.8%	3.0%	4.1%
	100.0%	100.0%	100.0%

Original Equipment Manufacturers. We supply OEMs, such as RV, commercial panel and transportation industry manufacturers. The Company’s principal OEM customers are described below:

Recreational Vehicle Manufacturers: We are a leading supplier of various aluminum products to RV manufacturers in the U.S. and Europe. These products primarily consist of painted aluminum sheet and fabricated painted aluminum panels. We use our decorative graphic coating lines to produce aluminum panels with decorative detailing in a variety of colors. We also supply RV doors, windows and finished aluminum exterior walls and roofing panels. In addition, we supply laminated aluminum and fiberglass panels to RV manufacturers.

Commercial Panel Manufacturers:  We sell painted aluminum coil to customers who produce commercial building panels. These panels become part of a total package of commercial building wall panels and facades. The panels are used in both residential (such as room additions and patio enclosures) and commercial applications (such as service stations and school buildings) as well as in the construction of “cold rooms” used for the storage of perishable goods.

Transportation Industry Manufacturers: In addition to supplying RV manufacturers and commercial panel manufacturers, we also supply manufacturers in the transportation industry in Europe with windows, sunroofs, frames and various other components fabricated from aluminum extrusions.

Other Manufacturers: We also use our decorative and coil coating capabilities for products supplied to overhead door manufacturers and producers of refrigerated transport containers. Door manufacturers produce the overhead doors, adding the necessary hardware and accessory items to complete the product.

Home Centers. Our home center customers supply the well-established Do-It-Yourself, or DIY, market in the U.S., Canada, and the U.K. In the U.S., we sell building and construction products, such as residential rain-carrying systems, roof flashing products, soffits, fascias, and steel roofing and siding. In the U.K., we sell residential entry doors. These products, which are designed for ease of installation by DIY consumers, are produced with aluminum, galvanized or painted steel, and vinyl, depending on regional preferences. Home centers include small hardware stores, large cooperative buying groups, lumberyards and major home center retailers. We believe that we are the leading supplier of DIY metal raincarrying systems in the U.S.

Rural Contractors. We supply aluminum and steel roofing and siding products to rural contractors for use in agricultural and rural buildings such as sheds and animal confinement buildings. We sell our products to traditional rural contractors, including building supply dealers, building and agricultural cooperatives, and animal confinement integrators. Building suppliers and agricultural cooperatives typically purchase smaller quantities of product at multiple locations whereas contractors and integrators generally purchase large volumes for delivery to one site.

Home Improvement Contractors. We sell a variety of products to home improvement contractors, the most significant of which are vinyl replacement windows. Other products sold to home improvement contractors include awnings, lattice systems, metal roofing, shower doors and patio and entrance doors. In the U.S., we offer a full complement of vinyl replacement windows. We are also one of the largest suppliers of lattice and painted aluminum awnings to residential contractors in the western U.S. In addition, we manufacture painted aluminum and steel panels for residential roofing.

Distributors. We sell to distributors and stockists (the European equivalent of distributors), which perform as service centers for the next tier of customers in both the U.S. and Europe. A distributor will typically purchase coil which is later broken down or fabricated prior to resale. Residential building products sold through distributors include a wide range of metal roof flashing materials, painted aluminum trim coil, raincarrying systems, fascia/soffit systems and drip edges. In the U.K., we produce patio, entrance and shower doors, marketed primarily to distributors, as well as shower and bath enclosures.

Industrial and Architectural Contractors. We sell various products to the architectural and industrial contractor markets including standing seam panels, siding, soffits and fascias. These products are primarily produced from galvanized steel or aluminum.

Manufactured Housing Producers. We sell fabricated steel siding and accessory parts to producers of manufactured housing in the U.S. These products are used for exterior walls and roofs. While we enjoy a leading position in this market, recent trends show the annual amounts of steel siding sold to the manufactured housing industry to be declining. This is primarily due to the availability of low-cost vinyl siding, which has aesthetic advantages over steel. To a lesser degree, we also distribute vinyl siding to certain customers in the manufactured housing industry. In addition to steel siding, we also fabricate and supply a variety of steel and aluminum accessory components for manufactured home exteriors.

Raw Materials

Our products are principally manufactured from aluminum coils and extrusions and steel coils. During 2003, approximately 195 million pounds of aluminum products and approximately 268 million pounds of steel products were sold. The proportion sold in 2003 by value is $433.9 million of aluminum and $179.4 million of steel. Steel weighs approximately three times as much as the same volume of aluminum. In addition, during 2003, we sold $131.0 million of products manufactured from materials other than aluminum and steel.

All of our raw material inputs are sourced from external suppliers. We purchase our steel and aluminum sheet requirements from several foreign and domestic aluminum and steel mills. We believe there is sufficient supply in the market place to competitively source all of our requirements without reliance on any particular supplier.

Approximately 58% and 24% of our net sales are derived from sales of aluminum and steel products, respectively.  Both of these raw materials are subject to a high degree of volatility caused by, among other items, the relationship of world supply to world demand, the relationship of the U.S. Dollar to other currencies, and the imposition of import and export tariffs. Historically, prices at which we sell aluminum and steel products tend to fluctuate with corresponding changes in the prices paid to suppliers for these raw materials. Supplier price increases and decreases are typically, but not always, due to competition and the market for alternative products, passed on to customers. Accordingly, our net sales and margins attributable to aluminum and steel products may fluctuate with little or no change in the volume of shipments.

Competition

Competition in the U.S. RV and manufactured housing markets comes primarily from one subsidiary of a large publicly held U.S. building products company. Other competition in this market, and other U.S. markets, comes largely from privately and publicly held companies that are generally smaller than we are. In Europe, our competitors include three to four integrated companies in the specialty coil-coating business. Other smaller companies compete with us in the building and construction, RV and transportation markets in Europe, both on a regional basis and some on a pan-European basis.

Environmental, Health and Safety Matters

Our manufacturing facilities are subject to a range of federal, state, local and European environmental and occupational health and safety laws, including those which relate to air emissions, wastewater discharges, the handling and disposal of solid and hazardous waste, and the remediation of contamination associated with the current and past use of hazardous substances or materials. If a release of hazardous substances or materials occurs on or from our properties or any offsite disposal location used by us, or if contamination from prior activities is discovered at any of our properties, we may be held liable for the costs of remediation (including any response costs), natural resource damages and associated transaction costs. While the amount of such liability could be material, we devote resources to ensure that our current operations are conducted in a manner intended to reduce such risks.

Based upon environmental reviews conducted internally on a quarterly basis, by outside consultants on a periodic basis, and by outside consultants in connection with the acquisition of Alumax’s fabricated products business, and assuming compliance by Alumax with its indemnification obligations under the related acquisition agreement, we believe that we are currently in compliance with, and not subject to liability under, environmental laws except where such noncompliance or liability would not reasonably be expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. Pursuant to the terms of the Alumax acquisition agreement, Alumax agreed to correct and to bear substantially all costs with respect to certain identified conditions of potential noncompliance and liability under environmental laws, none of which costs is currently believed to be material. Alumax’s indemnification obligations under the acquisition agreement are not subject to an aggregate dollar limitation and survive indefinitely with respect to specifically identified environmental matters.

Liability with respect to hazardous substance or material releases in the U.S. arises principally under the federal

Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or CERCLA, and similar state laws, which impose strict, and under certain circumstances, retroactive, joint and several liability upon statutorily defined classes of potentially responsible parties, or PRPs. We have been identified as a PRP at eleven National Priorities List, or NPL, sites under CERCLA, although two of these eleven sites may relate to disposal by divisions of Alumax that have never been and are not now part of Euramax. Pursuant to the terms of the Alumax acquisition agreement, Alumax has agreed to indemnify us for all of the costs associated with each of these eleven NPL sites. In addition, Alumax has agreed to indemnify us for all of the costs associated with nine additional sites listed on state hazardous site cleanup lists, with respect to which we have not received any notice of potential responsibility.

At our Corby, England facility, Legionella was found to be present on site in a cooling tower. An independent testing laboratory is testing water samples for the presence of Legionella on a weekly basis, and no further evidence of Legionella has been detected to date. Based upon the investigation, we believe that the reasonable likely outcome of this matter will not materially impact our future consolidated financial position, results of operations, or cash flows.

The facility that Berger leases in Ivyland, Pennsylvania has contaminated groundwater as a result of the migration from an adjacent property which was formerly the Naval Air Warfare Center, currently an NPL site under CERCLA. The United States Navy is conducting a clean-up of the Naval Air Warfare Center NPL site under the Environmental Protection Agency’s supervision. The owner/landlord of the Berger property obtained liability protection under Pennsylvania’s Brownfield Law by demonstrating to the Commonwealth of Pennsylvania that the contamination is from an off-site source, and under Pennsylvania law, that protection benefits tenants as well. Moreover, under Berger’s lease, the landlord retained any liability for this contamination. Accordingly, although the facility leased by Berger is on an NPL site, the effects of this contamination would not reasonably be expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We have made and will continue to make capital expenditures to comply with environmental laws. Environmental capital expenditures for the years ended December 26, 2003, December 27, 2002 and December 28, 2001 were approximately $143.1 thousand, $212.1 thousand and $581.8 thousand, respectively. We estimate that our environmental capital expenditures will be approximately $500.0 thousand in 2004.

Employees

We employ approximately 2,600 people of which 1,000 are employed in Europe and 1,600 are employed in the U.S. Of these employees, approximately 30% are salaried and 70% are hourly employees. Collective bargaining agreements cover approximately 220 manufacturing employees at five of our U.S. manufacturing facilities. We are not a party to any material pending labor proceedings and believe that employee relations are good.

Risk Factors

Our substantial indebtedness could adversely affect our financial condition and prevent us from making principal and interest payments on our indebtedness.

As of December 26, 2003, we had $36.6 million outstanding under the term loan portion of our senior secured credit facility, with $110.0 million undrawn under the revolving credit facility, of which $100.8 million was available due to borrowing base limitations. In addition, we expect to borrow all or substantially all of the funds necessary to fund the anticipated stock repurchase of 169,680.62 shares of our common stock from Court Square Limited for an aggregate repurchase price of approximately $67.9 million, under the revolving credit facility, with the balance to be derived from cash on hand. This stock repurchase transaction is subject to restrictions contained in the indenture governing the senior subordinated notes and our senior secured credit facility. Our highly leveraged position poses substantial risk to holders of the senior subordinated notes, including risks that:

•                  a substantial portion of our cash flow from operations will be dedicated to the payment of interest on the senior subordinated notes and the payment of principal and interest under our senior secured credit facility;

•                  our highly leveraged position may impede our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes, including acquisitions; and

•                  our highly leveraged financial position may make us more vulnerable to economic downturns and may limit our ability to withstand competitive pressures.

Our future cash flow may not be sufficient to meet our obligations and commitments. In addition, all borrowings under our senior secured credit facility will become due prior to the senior subordinated notes. If we are unable to generate sufficient cash flow from operations in the future to service our indebtedness and to meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing or restructuring our indebtedness, selling material assets or operations or seeking to raise additional debt or equity capital. There can be no assurance that any of these actions could be effected on a timely basis or on satisfactory terms or that these actions would enable us to continue to satisfy our capital requirements. In addition, the terms of our existing or future debt agreements, including our senior secured credit facility and the senior subordinated notes, may prohibit us from adopting any of these alternatives.

Despite current indebtedness levels and restrictive covenants, we may still be able to incur substantial additional debt, which could exacerbate the risks associated with our substantial leverage.

We may be able to incur additional debt in the future, including debt that is senior to or equal in right of payment to the senior subordinated notes. In particular, we expect to borrow all or substantially all of the funds necessary to fund the anticipated stock repurchase under our senior secured credit facility, with the balance to be derived from cash on hand. Although the indenture governing the senior subordinated notes and our senior secured credit facility contain restrictions on our ability to incur indebtedness, those restrictions are subject to a number of exceptions. We can borrow up to $145.0 million under our senior secured credit facility, all of which would rank senior to the senior subordinated notes. The indenture permits us to incur at least $175.0 million in indebtedness that could be senior to the indebtedness under the senior subordinated notes. This consists of $150.0 million of credit facility debt, which would be senior to the indebtedness under the senior subordinated notes to the extent incurred. We and our restricted subsidiaries may also incur in the aggregate an additional $25.0 million under the indenture at any time. This indebtedness may be senior to or equal in right of payment with the senior subordinated notes. To the extent it is incurred by non-guarantor subsidiaries, even if not senior by its terms, it may be effectively senior to the indebtedness under the senior subordinated notes. We can also incur additional indebtedness that could be senior indebtedness to the extent that, after incurring such debt, we would have a Consolidated Cash Flow Ratio (as defined in the indenture) of greater than 2.0 to 1.0. In addition, if we are able to designate some of our restricted subsidiaries under the indenture governing the senior subordinated notes as unrestricted subsidiaries, those unrestricted subsidiaries would be permitted to borrow beyond the limitations specified in the indenture and engage in other activities in which restricted subsidiaries may not engage. Adding new debt to current debt levels could intensify the related risks that we and our subsidiaries now face.

Our acquisition strategy may not be successful and may adversely affect our earnings from operations.

We have engaged in and continue to engage in evaluations of and discussions with potential acquisition candidates. These acquisitions may be financed by incurring additional indebtedness, which could be material. Such additional indebtedness may increase our leverage ratios substantially or adversely impact our ratings from any ratings agencies. We have completed the acquisition of Berger Holdings, and our leverage ratio has increased as a result. In addition, our failure to integrate any acquired businesses successfully may adversely affect our earnings from operations. Any such transactions would be subject to negotiations of definitive agreements, satisfactory financing arrangements (including compliance with the limitations on issuance of indebtedness in the indenture governing the senior subordinated notes and in our senior secured credit facility) and applicable governmental approvals and consents. We may not complete any additional acquisitions and any acquired entities or assets may not enhance our results of operations.

Demand for many of our products is cyclical.

Demand for many of our products is cyclical in nature. Changes in general economic conditions can affect market demand for our products. Sales to the building and construction markets are driven by trends in commercial and residential construction, housing starts, residential repair and remodelings. Transportation market sales are also cyclical in nature and typically follow the trends in the automotive, truck and recreational vehicle manufacturing industries. Historically, lower demand has led to lower margins, lower production levels, or both.

We depend upon aluminum and price fluctuations or supply disruption could harm our results.

Our primary raw material is aluminum coil. We sold approximately $433.9 million of aluminum products in 2003. Because changes in aluminum prices are generally passed through to our customers, increases or decreases in aluminum prices generally cause corresponding increases and decreases in reported net sales, causing fluctuations in reported revenues that are unrelated to the level of business activity. However, if we are unable to pass through aluminum price changes to our customers in the future, we could be materially adversely affected. Any major dislocation in the supply and/or price of aluminum could have a material adverse effect on our business and financial condition. Further, we are subject to the short-term commodity risk of carrying aluminum in our inventory. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We depend upon steel, and price fluctuations or supply disruption could harm our results.

We sold approximately $179.4 million of steel products in 2003. We purchase a majority of our steel raw materials from domestic steel producers. As with aluminum, changes in steel prices are generally passed through to our customers, and increases or decreases in steel prices generally cause corresponding increases and decreases in reported net sales, causing fluctuations in reported revenues that are unrelated to the level of business activity. However, if we are unable to pass through steel price changes to our customers in the future, we could be materially adversely affected. Any disruption in the supply and/or change in price of steel could have a material adverse effect on our business and financial condition.

We have no long-term contracts with any supplier of steel. While we expect that there will be an adequate supply to meet our demand for steel raw materials, there may not be an adequate supply. Therefore, we are subject to the risk of lost revenue in the event that we cannot obtain quantities of steel necessary to meet customer demand.

Indebtedness under our senior secured credit facility is subject to floating interest rates, which may cause our interest expense to increase.

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for operations and other purposes. A 1% increase in market interest rates would result in an annual increase in our interest expense and a decrease in our earnings before income taxes, of approximately $0.4 million. Any borrowings under the revolving portion of our credit facility would be subject to similar fluctuations.

Our senior secured credit facility and the indenture for the senior subordinated notes contain covenant restrictions that limit our flexibility in operating our business and our ability to repay our indebtedness.

Our senior secured credit facility and the indenture relating to the senior subordinated notes contain a number of restrictive covenants that impose significant restrictions on us. Compliance with these restrictive covenants limits our flexibility in operating our business. Failure to comply with these covenants could give rise to an event of default. These covenants restrict, among other things, our ability to:

•                  incur indebtedness;

•                  make certain restricted payments;

•                  pay certain dividends, make certain distributions, make loans and transfer property;

•                  incur liens;

•                  sell assets;

•                  issue or sell capital stock;

•                  enter into transactions with affiliates; and

•                  consolidate, merge or sell all or substantially all of our assets.

Our senior secured credit facility also contains financial covenants. If we default on any of these covenants, the lenders could cause all amounts outstanding under our senior secured credit facility and the senior subordinated notes to be due and payable immediately, and the lenders under our senior secured credit facility could proceed against any collateral securing that indebtedness. Our assets or cash flow may not be sufficient to repay in full the borrowings under our senior secured credit facility or the senior subordinated notes, either upon maturity or if accelerated upon an event of default. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments. We currently pledge, and expect to continue to pledge, a significant portion of our assets as collateral under our senior secured credit facility. If the lenders under our senior secured credit facility or the holders of the senior subordinated notes accelerate the repayment of borrowings, we may not have sufficient assets to repay our indebtedness, including the senior subordinated notes.

We are subject to risk of currency exchange rate fluctuations which may adversely affect our results of operations and our ability to make principal and interest payments on the senior subordinated notes.

In 2003, approximately 35% of our net sales were made outside the United States. The U.S. Dollar value of our non-U.S. sales varies with currency exchange rate fluctuations. Changes in currency exchange rates could have an adverse effect on our results of operations and our ability to meet interest and principal obligations on the senior subordinated notes. Utilizing currency swaps, we have historically converted portions of U.S. Dollar obligations serviced by foreign operations into an equivalent obligation denominated in local currencies. We expect to continue this practice to hedge against adverse exchange rate fluctuations that would limit our ability to meet interest and principal obligations on the portion of the senior subordinated notes to be serviced by foreign operations. We do not employ activities or enter into transactions that are intended to hedge the impact of exchange rate fluctuations on our results of operations.

We are subject to strict environmental regulations that may lead to significant, unforeseen expenses.

Our U.S. and European facilities are subject to the requirements of federal, state, local and European environmental and occupational health and safety laws and regulations. We may not be, at all times, in compliance with all such requirements. We have made and will continue to make capital expenditures to comply with environmental requirements. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties or any offsite disposal location used by us, or if contamination from prior activities is discovered at any of our properties, we may be held liable for cleanup costs, natural resource damages and associated transaction costs.  While we do not believe the costs of remediation of identified environmental matters to be material, the amount of such liability could be material. We have been named a party potentially responsible for the costs of investigating and remediating nine waste disposal sites, pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1990, and one of our leased facilities is located on an NPL which is the responsibility of, and is being cleaned up by, an unrelated third party. See “Business – Environmental, Health and Safety Matters” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters.”

We depend on our management and key personnel, the loss of which could materially harm us.

Our success and our ability to implement our business strategy depends upon the continued contributions of key management, engineering, sales and marketing, finance and manufacturing personnel. The loss of the services of certain of these executives could have a material adverse effect on our results of operations and prospects. We currently do not maintain “key man” insurance on any members of our management or other key personnel. We may not be able to retain such key personnel or to attract additional qualified personnel.

We operate in highly competitive markets and may not be able to compete effectively.

The markets in which we compete are highly competitive. In the United States, competition comes from both large and small publicly held and privately held companies. In Europe, our competitors include three to four integrated companies in the specialty coil coating business. Other smaller companies compete with us in the building and construction, RV and transportation markets in Europe, both on a regional basis and some on a pan-European basis. We may not be able to compete effectively in any of our markets in the future.

We could face potential product liability or warranty claims relating to products we manufacture or distribute, and we may not have sufficient insurance coverage or funds available to cover all potential claims.

We face a business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in injury or other adverse effect. We currently maintain product liability coverage, but we may not be able to obtain such insurance on acceptable terms in the future, if at all, or any such insurance may not provide adequate coverage against potential claims. Product liability claims can be expensive to defend and may divert management or other personnel for months or years regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition, result of operations or business prospects. We may also experience increased costs of warranty claims if our products are manufactured or designed defectively.

We are controlled by our principal stockholders whose interests may conflict with the interests of the holders of the senior subordinated notes.

CVCEP beneficially owns approximately 54% of our common stock. Court Square Capital Limited, or Court Square, is an affiliate under common control with CVCEP and owns an additional 34.5% of our common stock as of December 26, 2003. Collectively, CVCEP and Court Square control the affairs and policies of our company.  As discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”, we expect on or before April 30, 2004 to repurchase all of our outstanding common stock held by Court Square.  Once the anticipated stock repurchase is completed, Court Square will not own any shares of our common stock and CVCEP will own approximately 81% of our common stock.  CVCEP will control the affairs and policies of our company. Circumstances may occur in which the interests of these stockholders could be in conflict with the interests of the holders of the senior subordinated notes. These stockholders may also have an interest in pursuing acquisitions, divestitures or other transactions, including a merger or a sale of all or substantially all of our assets, that in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of the senior subordinated notes. Similarly, they may prefer to increase our indebtedness to fund acquisitions or capital expenditures at a time when holders of our debt instruments would prefer us not to increase our debt levels. They may also prefer that excess cash flow or borrowings under our revolving credit facility be used to pay dividends or repurchase some of our outstanding stock.

Item 2.  Facilities and Properties

Our principal executive office and headquarters are located in Norcross, Georgia. Our principal facilities are listed below by operating segment:

Facility	Function		Square Feet
Norcross, GA	Executive Offices	(Leased)	3,627
U.S. Fabrication Roof Drainage
Atlanta, GA	Office and Manufacturing	(Leased)	132,250
Atlanta, GA	Manufacturing	(Leased)	10,500
Atlanta, GA	Manufacturing	(Leased)	13,000
Feasterville, PA	Office and Manufacturing	(Owned)	120,000
Grand Prairie, TX	Manufacturing	(Leased)	45,281
Ivyland, PA	Manufacturing	(Leased)	105,000
Keller, TX	Manufacturing	(Leased)	29,605
Kennesaw, GA	Manufacturing	(Owned)	10,000
Lancaster, PA	Office and Manufacturing	(Owned)	220,000
Lancaster, PA	Warehouse	(Leased)	43,000
Lawrenceville, GA	Manufacturing	(Leased)	55,000
Mableton, GA	Manufacturing	(Owned)	88,000
Romeoville, IL	Manufacturing	(Leased)	109,000
West Sacramento, CA	Manufacturing	(Leased)	70,000
U.S. Fabrication Building Materials
Anaheim, CA	Manufacturing	(Leased)	15,000
Bloomsburg, PA	Manufacturing	(Leased)	96,000
Bristol, IN	Manufacturing	(Owned)	110,115
Cedar City, UT	Manufacturing	(Leased)	38,000
Dallas, TX	Office	(Leased)	12,400
Denver, CO	Warehouse	(Leased)	5,000
Elkhart, IN	Manufacturing	(Leased)	65,000
Elkhart, IN	Manufacturing	(Leased)	96,000
Gridley, IL	Manufacturing	(Owned)	93,200
Idabel, OK	Manufacturing	(Owned)	37,440
Jackson, GA	Manufacturing	(Owned)	69,450
Lancaster, PA	Office and Manufacturing	(Owned)	126,083
Las Vegas, NV	Warehouse	(Leased)	28,500
Loveland, CO	Manufacturing	(Leased)	51,362
Mansfield, TX	Manufacturing	(Owned)	55,280
Marshfield, WI	Manufacturing	(Owned)	28,200
Rathdrum, ID	Manufacturing	(Leased)	26,190
Romoland, CA	Manufacturing	(Owned)	65,500
Sacramento, CA	Manufacturing	(Leased)	40,800
Sacramento, CA	Manufacturing	(Leased)	40,000
Stayton, OR	Manufacturing	(Leased)	35,733
Tifton, GA	Manufacturing	(Leased)	55,600
Tifton, GA	Manufacturing	(Leased)	26,934
West Helena, AR	Manufacturing	(Owned)	230,000
European Roll Coating
Corby, England	Office and Manufacturing	(Owned)	171,000
Roermond, The Netherlands	Office and Manufacturing	(Owned)	208,216
European Fabrication
Pudsey, England	Office and Manufacturing	(Owned & Leased)	211,200
Leeds, England	Manufacturing	(Leased)	55,000
Andrezieux-Boutheon, France	Office and Manufacturing	(Owned)	69,968
Montreuil-Bellay, France	Office and Manufacturing	(Owned)	233,663

We believe that our facilities, taken as a whole, have adequate productive capacity and sufficient manufacturing equipment to conduct business at levels meeting current demand.

Item 3.  Legal Proceedings

We are not currently parties to any pending legal proceedings other than such proceedings occurring in the ordinary course of business. We believe that such proceedings would not, individually or in the aggregate, reasonably be expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no items submitted for vote of security holders in the quarter ended December 26, 2003.

Part II

Item 5.  Market for Registrant’s Common Equity and Related Stockholders Matters

The Company issued $200.0 million senior subordinated notes in August 2003 that were subsequently registered under the Securities Act of 1933 in March 2004.

There is no established public trading market for any class of common equity of the Company. As of March 15, 2004, there were 32 holders of record of the Company’s 492,495.79 outstanding shares of common stock.

Our amended and restated senior secured credit facility and the indenture governing our senior subordinated notes contain certain restrictions on the payment of cash dividends.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

See "Item 10. Directors, Executive Officers and Key Management – Equity Compensation Plan Information" and "Item 10.  Directors, Executive Officers and Key Management – 2003 Equity Compensation Plan" for information on securities authorized for issuance under equity compensation plans.

Item 6.  Selected Historical Consolidated Financial Data

The selected financial data as of each fiscal year end and for each fiscal year in the five year period ended December 26, 2003 were derived from our audited consolidated financial statements.  The information contained in this table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes thereto included herein.

	Predecessor		Successor		Predecessor
Thousands of U.S. Dollars, except for ratios	Five months ended May 23, 2003		Seven months ended December 26, 2003(4)		Year ended December 27, 2002		Year ended December 28, 2001		Year ended December 29, 2000		Year ended December 31, 1999
Statement of Earnings Data:
Net sales	$260,615		$483,688		$639,149		$593,117		$599,479		$596,759

Costs and expenses:
Cost of goods sold	208,420		388,829		508,254		477,870		494,330		479,730
Selling and general	26,153		49,649		63,593		59,230		54,475		57,986
Depreciation and amortization (3)	6,276		10,639		13,968		17,555		16,569		13,728
	240,849		449,117		585,815		554,655		565,374		551,444
Earnings from operations	19,766		34,571		53,334		38,462		34,105		45,315

Interest expense	(9,294)		(12,983)		(23,034)		(25,727)		(26,376)		(22,369)
Interest income	168		324		286		469		506		563
Other income (expense)	506		(48)		703		(2,953)		763		(933)
Earnings before income taxes	11,146		21,864		31,289		10,251		8,998		22,576
Provision for income taxes	4,254		7,108		11,432		5,521		5,671		11,017
Net earnings	6,892		14,756		19,857		4,730		3,327		11,559
Dividends on redeemable preference shares (2)	—		—		—		—		—		6,381
Net earnings available for shareholders	$6,892		$14,756		$19,857		$4,730		$3,327		$5,178

Other Data:
Capital expenditures	$4,944		$5,129		$8,263		$8,321		$9,706		$13,358
Ratio of earnings to fixed charges (1)	2.08	x	2.48	x	2.24	x	1.37	x	1.32	x	1.92	x
Balance Sheet Data (end of period):
Working capital			$116,796		$90,480		$70,049		$79,314		$90,570
Total assets			608,829		416,440		384,251		413,059		399,659
Total long-term debt, including current maturities			239,294		196,972		207,724		235,528		221,279
Total shareholders’ equity			169,950		86,219		61,494		63,781		65,068

(1)                                  Earnings used in computing the ratio of earnings to fixed charges consist of earnings before income taxes plus fixed charges.  Fixed charges consist of interest expense, including amortization of debt issuance costs, and the estimated interest component of rent expense.

(2)                                  In December 1999, in connection with the Reorganization, the 1,000,000 ordinary shares and 34,000,000 redeemable preference shares, including accrued cumulative dividends, of Euramax International Limited were canceled. Concurrent with that cancellation, we issued 500,019.92 shares of common stock to the former Euramax International Limited shareholders.

(3)                                  We adopted SFAS No. 142, “Goodwill and Other Intangibles,” effective December 29, 2001. Under SFAS No. 142, goodwill and indefinite lived assets are no longer amortized. Accordingly, there is no goodwill amortization included in the five months ended May 23, 2003, the seven months ended December 26, 2003 and the year ended December 27, 2002.

(4)                                  On June 12, 2003, CVCEP and its affiliates acquired from our former stockholders and cetain members of our management 54% of our common stock.  As described in “Important Transactions—2003 Stock Transaction”, this resulted in the application of the purchase method of accounting.  Our stockholders’ equity increased by $52.4 million and the earnings for the seven months ended December 26, 2003, reflect certain costs and expenses related to our accounting for this transaction.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Selected Historical Consolidated Financial Data” and our consolidated financial statements and the accompanying notes thereto included elsewhere herein.

Overview

Euramax is an international producer of value-added aluminum, steel, vinyl and fiberglass fabricated products, with facilities strategically located in all major regions of the United States, or U.S., as well as the United Kingdom, or U.K., The Netherlands and France. Our manufacturing and distribution network consists of 43 strategically located facilities, of which 37 are located in the U.S. and six are located in Europe. We sell our products principally to two markets, the building and construction market and the transportation market. Our core products include specialty coated coils, aluminum recreational vehicle, or RV, sidewalls, RV doors, farm and agricultural panels, roofing accessories, metal and vinyl raincarrying systems, soffit and fascia systems, and vinyl replacement windows.  In addition, we sell an extensive line of accessory products, including roofing and siding hardware, trim parts and roof drainage accessories.  Our customers include original equipment manufacturers, or OEMs, such as RV manufacturers, commercial panel manufacturers and transportation industry manufacturers; rural contractors; home centers; home improvement contractors; distributors; industrial and architectural contractors; and manufactured housing producers.

Our results of operations for the year ended December 26, 2003 have been separated into the predecessor period and successor period as a result of the application of purchase accounting in connection with the 2003 Stock Transaction described in Note 3 to our consolidated financial statements.  The discussion of the results of operations below combines the predecessor five months ended May 23, 2003 and the successor seven months ended December 26, 2003 for comparison to the predecessor year ended December 27, 2002 for purposes of discussing net sales and cost of goods sold.  All other items are separated into the predecessor and successor periods for discussion purposes.

In connection with the 2003 Stock Transaction and subsequent issuance of senior subordinated notes (see Notes 3 and 7 to our consolidated financial statements), accounting principles generally accepted in the United States required that the purchase price paid in excess of the book value of our equity acquired be allocated to our assets and liabilities based upon estimates of their fair values. This application of purchase accounting resulted in increasing the value of inventory at the time of the 2003 Stock Transaction by $4.0 million. This inventory was sold in June 2003 and accordingly $4.0 million was recorded as cost of goods sold. This amount does not reflect costs incurred or amounts paid by us to prepare inventory for sale and accordingly had no affect on our cash flows from operations.

Financial results for the five months ended May 23, 2003 and the seven months ended December 26, 2003, compared to the same periods in 2002, reflect higher sales volume in 2003 of raincarrying products to home centers and distributors, and vinyl window and lattice/awning products to home improvement contractors. In the U.S., higher material costs, partially offset by higher selling prices, in addition to lower sales to RV manufacturers, resulted in lower operating margins. European results reflect improved demand from new product development, strong demand from customers in the U.K. for bath enclosures and shower doors and the start-up of a program in the U.K. to sell residential doors direct to home centers. Additionally, higher operating margins within the European Roll Coating segment resulted from efficiency gains at the Corby, England paintline, together with a more profitable product mix. The strengthening of the Euro and British Pound against the U.S. Dollar had a positive impact on net sales and earnings from operations in the five months ended May 23, 2003 and the seven months ended December 26, 2003.

Strategy

A discussion of the Company’s business strategy is located in Item 1 “Business – Business Strategy.”

While the Company’s strategy includes identifying and acquiring businesses and assets that would enable it to offer complementary products and/or expand geographic coverage, there can be no assurance that additional acquisitions will be completed or that, if completed, such acquisitions would improve the overall profitability of the Company (see “Business - Risk Factors - Acquisition Strategy”). Additionally, there can be no assurance that the Company will experience similar general economic conditions that contributed to operating results for the five months ended May 23, 2003 and the seven months ended December 26, 2003.

Risk Management

We are exposed to market risk from changes in interest rates, exchange rates (primarily the Euro and British Pound) and commodity prices. From time to time, we enter into contracts for the purchase of aluminum and steel at market values in an attempt to assure a margin on specific customer orders. Historically, we have not engaged in extensive hedging activities intended to manage long-term risks relating to movements in market prices of steel and aluminum raw materials. However, from time to time, we may establish a maximum purchase price for varying quantities of future aluminum purchase requirements through the purchase of call options. Additionally, as part of a risk-management strategy to reduce the impact of exchange rate fluctuations and/or interest rate fluctuations, we have historically entered into currency agreements and interest rate agreements with major banking institutions. See “Quantitative and Qualitative Disclosures About Market Risk”.

Approximately 58% and 24% of our 2003 net sales were derived from sales of aluminum and steel products, respectively. Both of these raw materials are subject to a high degree of volatility caused by, among other items, the relationship of world supply to world demand, the relationship of the U.S. Dollar to other currencies and the imposition of import and export tariffs. Historically, prices at which we sell aluminum and steel products tend to fluctuate with corresponding changes in the prices paid to suppliers for these raw materials. Supplier price increases and decreases are typically, but not always, due to competition and the market for alternative products, passed on to customers. Accordingly, our net sales and margins on aluminum and steel products may fluctuate with little or no change in the volume of shipments.

To assure continuity of supply, the Company negotiates contracts for minimum annual purchases of aluminum from several suppliers. Commitments for minimum annual purchases are typically at an agreed upon cost to convert aluminum ingot into coil. At December 26, 2003, the value of such minimum purchase commitments was approximately $26.0 million. In addition, to ensure a margin on specific sales, the Company may commit to purchase aluminum ingot or coil at a fixed market price for future delivery. At December 26, 2003, such fixed price purchase commitments were approximately $32.1 million. All of the Company's aluminum purchase commitments expire in 2004.

Results of Operations

The following table sets forth the Company’s Statements of Earnings Data expressed as a percentage of net sales:

	Five months ended May 23, 2003	Seven months ended December 26, 2003 (1)	Year ended

			December 27, 2002	December 28, 2001
Statement of Earnings Data:	100.0%	100.0%	100.0%	100.0%
Net sales
Costs and expenses:
Cost of goods sold	80.0%	80.4%	79.5%	80.6%
Selling and general	10.0%	10.3%	9.9%	10.0%
Depreciation and amortization	2.4%	2.2%	2.2%	2.9%
Earnings from operations	7.6%	7.1%	8.4%	6.5%
Interest expense, net	3.5%	2.6%	3.6%	4.3%
Other (income) expense, net	(0.2)%	0.0%	(0.1)%	0.5%
Earnings before income taxes	4.3%	4.5%	4.9%	1.7%
Provision for income taxes	1.6%	1.5%	1.8%	0.9%
Net earnings	2.7%	3.0%	3.1%	0.8%

(1)   In connection with the 2003 Stock Transaction (see Note 3 to the consolidated financial statements) and subsequent issuance of senior subordinated notes (see Note 7 to the consolidated financial statements), accounting principles generally accepted in the U.S. required that the purchase price paid in excess of the book value of the equity acquired by allocated to the assets and liabilities of the Company based upon their fair values. This application of purchase accounting resulted in increasing the value of inventory at the time of the 2003 Stock Transaction by $4.0 million. This inventory was sold in June 2003 and accordingly $4.0 million was recorded as cost of goods sold. This amount does not reflect costs incurred or amounts paid by the Company to prepare inventory for sale and accordingly had no affect on the cash flows from operations of the Company.

Five months ended May 23, 2003 and seven months ended December 26, 2003 compared to the year ended December 27, 2002. The following table sets forth the net sales and earnings from operations data by segment for the five months ended May 23, 2003, seven months ended December 26, 2003 and year ended December 27, 2002.

	Net Sales			Earnings from Operations
In thousands	Five months ended May 23, 2003	Seven months ended December 26, 2003	Year ended December 27, 2002	Five months ended May 23, 2003	Seven months ended December 26, 2003 (1)	Year ended December 27, 2002

U.S. Fabrication Roof Drainage	$53,464	$125,507	$150,730	$4,669	$15,423	$18,133
U.S. Fabrication Building Materials	107,586	200,427	290,171	3,988	7,054	18,565
European Roll Coating	59,653	96,046	128,543	7,577	8,518	11,229
European Fabrication	39,912	61,708	69,705	3,532	3,576	5,407
Total	$260,615	$483,688	$639,149	$19,766	$34,571	$53,334

(1)   In connection with the 2003 Stock Transaction (see Note 3 to the consolidated financial statements) and subsequent issuance of senior subordinated notes (see Note 7 to the consolidated financial statements), accounting principles generally accepted in the U.S. required that the purchase price paid in excess of the book value of the equity acquired by allocated to the assets and liabilities of the Company based upon their fair values. This application of purchase accounting resulted in increasing the value of inventory at the time of the 2003 Stock Transaction by $4.0 million. This inventory was sold in June 2003 and accordingly $4.0 million was recorded as cost of goods sold. This amount does not reflect costs incurred or amounts paid by the Company to prepare inventory for sale and accordingly had no affect on the cash flows from operations of the Company.

Net Sales. For the year ended December 26, 2003, net sales were $744.3 million compared to $639.1 million for the year ended December 27, 2002, an increase of $105.2 million or 16.5%. Net sales in the U.S. increased 10.5% to $487.0 million for the year ended December 26, 2003, from $440.9 million for the year ended December 27, 2002. This increase in net sales in the U.S. includes an increase in net sales in the U.S. Fabrication Roof Drainage segment of $28.2 million or 18.7%, and an increase in net sales in the U.S. Fabrication Building Materials segment of $17.8 million or 6.1%. Sales in the U.S. Fabrication Roof Drainage segment increased primarily on higher sales of raincarrying products and accessories to home centers and distributors, together with the acquisition of Berger Holdings on November 25, 2003. For the year ended December 26, 2003, compared to the year ended December 27, 2002, sales of raincarrying products to home centers and distributors increased $28.2 million, of which Berger Holdings accounted for $3.6 million of this increase. Sales in the U.S. Fabrication Building Materials segment increased primarily from higher sales to industrial & architectural contractors, home improvement contractors and rural contractors, partially offset by lower sales to RV manufacturers. For the year ended December 26, 2003, compared to the year ended December 27, 2002, sales of fabricated aluminum and steel roofing and siding to industrial & architectural and rural contractors increased $14.6 million; and sales of lattice/awning products and vinyl windows to home improvement contractors increased $7.7 million. Partially offsetting these increases was a decrease in sales to U.S. RV manufacturers of $9.2 million resulting from lower selling prices and lower sales volume of aluminum sidewalls.  Lower sales volume, despite higher industry production, resulted from lower industry production of aluminum units in favor of producing units with fiberglass sidewalls.  While we supply sidewalls made from both aluminum and fiberglass, our fiberglass market share is lower than our aluminum market share.

Net sales in Europe increased 29.8% to $257.3 million for the year ended December 26, 2003, from $198.2 million for the year ended December 27, 2002. This increase in European net sales includes an increase in net sales in the European Roll Coating segment of $27.2 million or 21.1%, and an increase in net sales in the European Fabrication segment of $31.9 million or 45.8%. Approximately $21.6 million and $12.7 million of the increase in the European Roll Coating segment and the European Fabrication segment, respectively, were a result of the strengthening of the Euro and British Pound against the U.S. Dollar. The balance of the increase in the European Roll Coating segment primarily resulted from higher sales volumes of painted aluminum and steel coil to European RV manufacturers and to European OEMs (excluding RV manufacturers). For the year ended December 26, 2003, compared to the year ended December 27, 2002, excluding currency impact, sales of painted aluminum coil to European RV manufacturers increased $4.4 million; and sales of painted aluminum and steel coil to European OEMs (excluding RV manufacturers) increased $1.4 million. The balance of the increase in the European Fabrication segment primarily resulted from higher sales volumes to the European transportation industry, European RV manufacturers and U.K. home centers. For the year ended December 26, 2003, compared to the year ended December 27, 2002, excluding currency impact, sales from France to the European transportation industry increased $10.1 million; sales of doors and windows to European RV manufacturers increased $3.9 million; and sales of residential doors to home centers in the U.K. increased $5.9 million.

Cost of goods sold.  Cost of goods sold, as a percentage of net sales, increased to 80.2% for the year ended December 26, 2003, from 79.5% for the year ended December 27, 2002.  This increase as a percentage of net sales is primarily attributable to the $4.0 million increase in inventories resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction (see Note 3 to our consolidated financial statements).  The $4.0 million increase was recognized in cost of goods sold in June 2003.  The remaining increase is largely attributable to higher U.S. aluminum costs, partially offset by higher U.S. aluminum selling prices, lower gross margins in the U.S. Fabrication Building Materials segment resulting from lower sales volume to the U.S. RV manufacturers, in addition to higher labor and utility costs. Higher labor costs resulted primarily from new product and product expansion initiatives undertaken over the past twelve months.  Partially offsetting these items were higher gross margins in the European Roll Coating segment resulting from a higher percentage of net sales to European RV manufacturers, together with efficiency of gains at our Corby, England paintline.

Selling and general.  Selling and general expenses were $26.2 million, $49.6 million and $63.6 million for the five months ended May 23, 2003, the seven months ended December 26, 2003 and the year ended December 27, 2002, respectively. Selling and general expenses, as a percentage of net sales, were 10.0%, 10.3% and 9.9% for the five months ended May 23, 2003, the seven months ended December 26, 2003 and the year ended December 27, 2002, respectively.  The seven months ended December 26, 2003 include $1.4 million in compensation expense resulting from bonus payments associated with the 2003 Stock Transaction, together with advisory fees of $0.8 million payable to CVC Management LLC and amortization of restricted stock awards of $0.4 million. Long-term incentive plan expenses were $0.5 million, $2.6 million and $2.2 million for the five months ended May 23, 2003, the seven months ended December 26, 2003 and the year ended December 27, 2002. No additional expenses are expected under the long-term incentive plan as 2003 was the final year of the plan. Amounts accrued under the plan will be paid over the next four years in equal payments totaling $1.3 million per year.

Depreciation and Amortization. Depreciation and amortization expense was $6.3 million, $10.6 million and $14.0 million for the five months ended May 23, 2003, the seven months ended December 26, 2003 and the year ended December 27, 2002, respectively. Depreciation and amortization expense in the five months ended May 23, 2003, reflect additional expense resulting from the strengthening of the Euro and British Pound against the U.S. Dollar, together with additional expense on capital expenditures that occurred in the first five months of 2003. Depreciation and amortization expense in the seven months ended December 26, 2003, reflect additional expense resulting from the step-up in basis of our property, plant and equipment and intangible assets associated with the 2003 Stock Transaction, together with additional expense resulting from the strengthening of the Euro and British Pound against the U.S. Dollar. As a result of the step-up in basis of our property, plant and equipment and intangible assets associated with the 2003 Stock Transaction, an additional $0.8 million of depreciation and amortization expense was recognized in the seven months ended December 26, 2003.

Earnings from operations.  Earnings from operations were $19.8 million, $34.6 million and $53.3 million for the five months ended May 23, 2003, the seven months ended December 26, 2003 and the year ended December 27, 2002, respectively. In the seven months ended December 26, 2003, earnings from operations reflect $4.0 million charged to expense resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction.

Earnings from operations in the U.S. Fabrication Roof Drainage segment include $1.0 million of the $4.0 million increase in inventories charged to expense resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction.  Additionally, the U.S. Fabrication Roof Drainage segment’s results include higher aluminum costs, partially offset by higher aluminum selling prices and higher sales volumes.

Earnings from operations in the U.S. Fabrication Building Materials segment include $1.7 million of the $4.0 million increase in inventories charged to expense resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction.  Additionally, the U.S. Fabrication Building Materials segment operating margins were lower than in 2002 as a result of lower sales volumes to RV manufacturers.

Earnings from operations in the European Roll Coating segment include $0.9 million of the $4.0 million increase in inventories charged to expense resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction.  The strengthening of the British Pound and Euro against the U.S. Dollar increased the European Roll Coating segment’s earning from operations by $1.4 million and $1.5 million in the five months ended May 23, 2003 and the seven months ended December 26, 2003, respectively, compared to the same periods in 2002.  Additionally, the European Roll Coating segment’s 2003 results include a more profitable product mix resulting from a higher percentage of net sales to European RV manufacturers, together with efficiency of gains at our Corby, England paintline.

Earnings from operations in the European Fabrication segment include $0.4 million of the $4.0 million increase in inventories charged to expense resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction.  The strengthening of the British Pound and Euro against the U.S. Dollar increased the European Fabrication segment’s earnings from operations by $0.5 million in the five months ended May 23, 2003 and in the seven months ended December 26, 2003, compared to the same periods in 2002.  Additionally, the European Fabrication segment’s 2003 results include higher production costs resulting from new product and product expansion initiatives undertaken over the past twelve months.

Interest expense, net. Net interest expense was $9.1 million, $12.7 million and $22.7 million for the five months ended May 23, 2003, the seven months ended December 26, 2003, and the year ended December 27, 2002, respectively. On August 6, 2003, we issued $200.0 million 8.5% senior subordinated notes. The proceeds from this issuance were used to purchase our outstanding $135.0 million 11.25% senior subordinated notes, of which $112.9 million were purchased on August 8, 2003 and $22.1 million were purchased on October 1, 2003. The average outstanding balance under our senior secured credit facility for the five months ended May 23, 2003, the seven months ended December 26, 2003 and the year ended December 27, 2002, was $78.2 million, $40.2 million and $76.9 million, respectively. The decrease in the seven months ended December 26, 2003, compared to the five months ended May 23, 2003 and the year ended December 27, 2002, primarily resulted from the repayment of debt outstanding under our revolving credit facility out of proceeds from the issuance of $200.0 million of senior subordinated notes. The average rate of interest on our senior secured credit facility for the five months ended May 23, 2003, the seven months ended December 26, 2003, and the year ended December 27, 2002 was 4.7%, 5.0% and 5.9%, respectively. In the seven months ended December 26, 2003, we expensed $0.6 million of deferred finance fees as a result of the purchase of our outstanding 11.25% senior subordinated notes.

Other income (expense), net. Other income (expense), net was $0.5 million, $(0.1) million and $0.7 million for the five months ended May 23, 2003, the seven months ended December 26, 2003, and the year ended December 27, 2002, respectively.  In the seven months ended December 26, 2003, we recognized expense of $(1.5) million in accordance with SFAS No. 145 on the premium paid to purchase $135.0 million in principal amount of the 11.25% senior subordinated notes. The remaining income (expense) in each respective period resulted primarily from foreign exchange gains and losses on unhedged assets and liabilities remeasured into the local currency.

Provision for income taxes. The effective tax rate for the provision for income taxes was 38.2%, 32.5% and 36.5% for the five months ended May 23, 2003, the seven months ended December 26, 2003 and the year ended December 27, 2002. The decrease in the effective tax rate in the seven months ended December 26, 2003, compared to the five months ended May 23, 2003 and the year ended December 27, 2002 is primarily the result of a change in state tax consolidation reporting that enabled us to utilize state net operating losses.

Year ended December 27, 2002 compared to the year ended December 28, 2001. The following table sets forth the net sales and earnings from operations data by segment for the twelve months ended December 27, 2002 and December 28, 2001:

	Net Sales			Earnings from Operations
In thousands	December 27, 2002	December 28, 2001	Increase/ (decrease)	December 27, 2002	December 28, 2001	Increase/ (decrease)

U.S. Fabrication Roof Drainage	$150,730	$143,221	5.2%	$18,133	$15,128	19.9%
U.S. Fabrication Building Materials	290,171	263,578	10.1%	18,565	7,582	144.9%
European Roll Coating	128,543	127,427	0.9%	11,229	10,207	10.0%
European Fabrication	69,705	58,891	18.4%	5,407	5,545	(2.5)%
Total	$639,149	$593,117	7.8%	$53,334	$38,462	38.7%

Net Sales. Net sales increased 7.8% to $639.1 million for the year ended December 27, 2002, from $593.1 million for the year ended December 28, 2001. Net sales in the U.S. increased 8.4% to $440.9 million for the year ended December 27,

2002, from $406.8 million for the year ended December 28, 2001. This increase in net sales in the U.S. includes an increase in net sales in the U.S. Fabrication Roof Drainage segment of $7.5 million or 5.2%, and an increase in net sales in the U.S. Fabrication Building Materials segment of $26.6 million or 10.1%. Sales in the U.S. Fabrication Roof Drainage segment increased primarily on higher sales of raincarrying products and accessories to distributors. Sales in the U.S. Fabrication Building Materials segment increased primarily from higher sales to RV manufacturers, home improvement contractors and rural contractors, partially offset by lower sales to manufactured housing producers. Additionally, in 2002 we began an initiative to sell painted aluminum coil externally from our Helena, Arkansas paintline. This initiative added $10.5 million in net sales in the U.S. Fabrication Building Materials segment to the year ended December 27, 2002, compared to the year ended December 28, 2001. For the year ended December 27, 2002, compared to the year ended December 28, 2001, sales of raincarrying products and accessories to distributors increased $8.9 million; sales to U.S. RV manufacturers increased $11.4 million; sales of vinyl windows to home improvement contractors increased $4.1 million; and sales to rural contractors increased $3.9 million. Partially offsetting these increases was a decrease in sales to manufactured housing producers of $4.8 million.

Net sales in Europe increased 6.4% to $198.2 million for the year ended December 27, 2002, from $186.3 million for the year ended December 28, 2001. This increase in European net sales includes an increase in net sales in the European Fabrication segment of $10.8 million, and an increase in net sales in the European Roll Coating segment of $1.1 million. Sales in the European Fabrication segment increased primarily from higher sales of fabricated doors and windows to European RV manufacturers, bath enclosures and shower doors to customers in the U.K. and sales from France to the European transportation industry. Additionally, the strengthening of the Euro and British Pound against the U.S. Dollar increased the European Fabrication segment’s sales by $3.3 million in the year ended December 27, 2002, compared to the year ended December 28, 2001. For the year ended December 27, 2002, compared to the year ended December 28, 2001, excluding currency impact, sales of fabricated doors and windows to European RV manufacturers increased $2.8 million; sales of bath enclosures and shower doors to customers in the U.K. increased $1.4 million; and sales from France to the European transportation industry increased $3.8 million. Sales in the European Roll Coating segment increased primarily from the strengthening of the Euro and British Pound against the U.S. Dollar, partially offset by lower sales of painted aluminum and steel coil to OEMs (excluding RV manufacturers). The strengthening of the Euro and British Pound increased the European Roll Coating segment’s sales by $6.2 million in the year ended December 27, 2002, compared to the year ended December 28, 2001. Sales of painted aluminum and steel coil to OEMs (excluding RV manufacturers) decreased by $4.8 million in the year ended December 27, 2002, compared to the year ended December 28, 2001. This decrease primarily resulted from lower aluminum selling prices resulting from a 6.5% decline in the twelve-month average London Metals Exchange price for aluminum, in addition to lower export volume from the U.K. due to the strength of the British Pound.

Cost of goods sold. Cost of goods sold, as a percentage of net sales, decreased to 79.5% for the year ended December 27, 2002, from 80.6% for the year ended December 28, 2001. This decrease is primarily attributable to higher sales volume and lower material costs, partially offset by lower selling prices resulting from a decline in world prices for aluminum. The imposition of tariffs on steel products imported by certain foreign producers resulted in an increase in the cost of steel raw materials we purchased.

Selling and general. Selling and general expenses, as a percentage of net sales, decreased to 9.9% for the year ended December 27, 2002, from 10.0% for the year ended December 28, 2001. This decrease is primarily attributable to lower bad debt expense and higher net sales, partially offset by an increase in legal and professional expense and an increase in compensation expense. The increase in compensation expense is primarily a result of the increase in profitability in 2002, resulting in our recording expenses totaling $2.2 million relating to our long-term incentive plan which rewards participants for an increase in the theoretical equity value (as defined in the 1999 Phantom Stock Plan) of Euramax International between January 1, 1998 and December 31, 2003. We did not recognize any expense related to the long-term incentive plan in 2001. See Note 13 to the consolidated financial statements for a description of the long-term incentive plan.

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

Earnings from operations. Earnings from operations increased to $53.3 million for the year ended December 27, 2002, from $38.5 million for the year ended December 29, 2001. As a result of the adoption of SFAS No. 142 effective December 29, 2001, goodwill is no longer amortized. Goodwill amortization in the year ended December 28, 2001 was $4.8 million. The remaining increase in earnings from operations is primarily from improved results from the U.S. Fabrication Building Materials segment. Partially offsetting these positives were higher incentive compensation expense and legal and professional expense expenses in 2002. The increase in incentive compensation expense resulted from the increase in profitability in 2002, resulting in our recording expenses totaling $2.2 million relating to our long-term incentive plan which rewards participants for an increase in the theoretical equity value (as defined in the 1999 Phantom Stock Plan) of Euramax International between January 1, 1998 and December 31, 2003. We did not recognize any expense related to the long-term incentive plan in 2001. See Note 13 to the consolidated financial statements for a description of our long-term incentive plan.

Earnings from operations in the U.S. Fabrication Roof Drainage segment increased to $18.1 million for the year ended December 27, 2002, from $15.1 million for the year ended December 28, 2001. This increase primarily resulted from lower aluminum costs, partially offset by lower aluminum selling prices, and the adoption of SFAS No. 142. Goodwill amortization in the U.S. Fabrication Roof Drainage segment was $2.2 million in the year ended December 28, 2001.

Earnings from operations in the U.S. Fabrication Building Materials segment increased to $18.6 million for the year ended December 27, 2002, from $7.6 million in the year ended December 28, 2001. This increase primarily resulted from higher sales volumes, lower aluminum and steel costs, partially offset by lower aluminum selling prices, operating improvements at the Helena, Arkansas paintline, and the adoption of SFAS No. 142. Goodwill amortization in the U.S. Fabrication Building Materials segment was $1.4 million in the year ended December 28, 2001.

Earnings from operations in the European Roll Coating segment increased to $11.2 million for the year ended December 27, 2002, from $10.2 million for the year ended December 28, 2001. This increase resulted primarily from the adoption of SFAS No. 142, together with the strengthening of the Euro and British Pound against the U.S. Dollar. Goodwill amortization in the European Roll Coating segment was $0.9 million in the year ended December 28, 2001. The strengthening of the Euro and British Pound against the U.S. Dollar increased earnings from operations in the European Roll Coating segment by $0.6 million.

Earnings from operations in the European Fabrication segment decreased to $5.4 million for the year ended December 27, 2002, from $5.5 million for the year ended December 28, 2001. This decrease resulted primarily from higher incentive compensation expense associated with the 1999 Phantom Stock Plan, as discussed above. Partially offsetting these items were higher sales volume and the strengthening of the Euro and British Pound against the U.S. Dollar. The strengthening of the Euro and British Pound against the U.S. Dollar increased earnings from operations in the European Roll Coating segment by $0.3 million.

Interest expense, net. Net interest expense decreased to $22.7 million for the year ended December 27, 2002, from $25.3 million for the year ended December 28, 2001, primarily due to lower interest rates and lower outstanding indebtedness in the year ended December 27, 2002.

Other income (expense), net. Other income (expense) increased to $0.7 million for the year ended December 27, 2002, from ($3.0) million for the year ended December 28, 2001. In the year ended December 28, 2001, we recognized expense of $2.5 million as a result of the change in fair value of our derivative instruments that were not designated as hedges under SFAS No. 133. We did not recognize any expense for this reason in the year ended December 27, 2002. The remaining difference is primarily due to foreign exchange gains on unhedged liabilities remeasured into the local currency recognized in the year ended December 27, 2002, whereas foreign exchange losses were recognized in the year ended December 28, 2001.

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

Liquidity and Capital Resources

Liquidity. Our primary liquidity needs arise from debt service on indebtedness incurred in connection with acquisitions and the funding of capital expenditures. Our liquidity sources at December 26, 2003 include $48.2 million in cash and cash equivalents and our revolving credit facility of up to $110.0 million, subject to borrowing base limitations. At December 26, 2003, the entire $110.0 million was undrawn, of which $100.8 million was available due to borrowing base limitations.

As discussed in Note 7 to our consolidated financial statements, on August 8, 2003, we purchased approximately $112.9 million of the $135.0 million aggregate principal amount of 11.25% senior subordinated notes due 2006 (the “11.25% Notes”) issued by certain of our subsidiaries, for approximately $120.4 million, including premium and accrued interest. On October 1, 2003, the remaining $22.1 million in aggregate principal amount of the 11.25% Notes was redeemed for approximately $23.8 million, including premium and accrued interest. We financed the purchase of the 11.25% Notes through the issuance on August 6, 2003 of $200.0 million 8.50% senior subordinated notes due 2011 (the “8.50% Notes”). The remaining proceeds from the issuance of the 8.50% Notes were used to cover fees and expenses from the issuance of the 8.50% Notes and to repay a portion of the existing indebtedness under our revolving credit facility.

On October 10, 2003, we entered into a definitive agreement with Berger Holdings, Ltd. for the acquisition of all of the outstanding shares of Berger Holdings for $3.90 per share. Berger Holdings and its subsidiaries manufacture roof drainage products as well as residential and commercial snow guards and is included in our U.S. Fabrication Roof Drainage segment. Pursuant to a tender offer that expired on November 17, 2003, Amerimax Pennsylvania, Inc., a wholly-owned subsidiary of Euramax, accepted and purchased approximately 93% of Berger Holding’s outstanding common shares. The acquisition of Berger Holdings was completed on November 25, 2003 by the merger of Amerimax Pennsylvania into Berger Holdings, with Berger Holdings as the survivor corporation. As a result of the merger, each common share of Berger Holdings not owned by the Company was converted into the right to receive $3.90 per share in cash, subject to dissenters' rights.  The total purchase price of the acquisition was approximately $36.8 million, including associated fees and expenses, $9.3 million of debt that was paid using cash on hand, the settlement of employee stock options, and the cost to acquire the remaining 7% of the outstanding stock of Berger Holdings that was not tendered and accepted in the tender offer.

On October 9, 2003, we amended and restated our senior secured credit facility with our lenders. As amended and restated, our senior secured credit facility includes a $110.0 million revolving credit facility and a $35.0 million term loan. We borrowed $35.0 million under the term loan on October 31, 2003. The interest rates applicable to the loans under our amended and restated senior secured credit facility are based upon a Base Rate or Eurocurrency Rate (both as defined in our amended and restated senior secured credit facility), plus their respective margins. Our amended and restated senior secured credit facility provides for variable rate margins, determined quarterly, based upon our ratio of EBITDA (as defined in our amended and restated senior secured credit facility) to total debt. The maximum and minimum Base Rate margins are 2.00% and 1.00%, respectively, on the revolving credit facility. The maximum and minimum Eurocurrency Rate margins are 3.00% and 2.25%, respectively, on the revolving credit facility, and 3.25% and 2.50%, respectively, on the term loan. We are subject to a commitment fee on a quarterly basis equal to 0.375% of the unused portion of the revolving credit facility. Our amended and restated senior secured credit facility contains certain covenants and restrictions on our actions, including certain restrictions on the payment of cash dividends. In addition, our amended and restated senior secured credit facility requires us to meet certain financial tests, including a fixed charge coverage ratio, minimum interest coverage ratio, maximum leverage ratio and maximum amounts of capital expenditures.

We expect on or before April 30, 2004 to repurchase all of our outstanding common stock held by Court Square, or 169,680.62 shares, for an aggregate repurchase price of approximately $67.9 million. Such transaction is subject to restrictions contained in agreements governing our existing or future indebtedness and will be funded principally with borrowings under our revolving credit facility.

Our leveraged financial position requires that a substantial portion of our cash flow from operations be used to pay interest on the senior subordinated notes, principal and interest under our senior secured credit facility and other indebtedness. Significant increases in the floating interest rates on borrowings under our senior secured credit facility would result in increased debt service requirements, which may reduce the funds available for capital expenditures and other operational needs. In addition, our leveraged position may impede our ability to obtain financing in the future for working capital, capital expenditures and general corporate purposes. Further, our leveraged position may make us more vulnerable to economic downturns, may limit our ability to withstand competitive pressures, and may limit our ability to comply with restrictive financial covenants required under our senior secured credit facility.

Our primary source of liquidity is funds generated from operations, which are supplemented by borrowings under our senior secured credit facility. Net cash (used in) provided by operating activities for the five months ended May 23, 2003 and the seven months ended December 26, 2003 were $(12.0) million and $77.0 million, respectively, compared to $25.4 million in the year ended December 27, 2002 and $35.5 million in the year ended December 28, 2001. In addition to cash generated from earnings, a key component of our cash flow from operations is changes in our working capital accounts. The five months ended May 23, 2003, include a use of cash resulting from an increase in accounts receivable and inventories of $22.8 million and $13.0 million, respectively. Partially offsetting this use of cash was cash provided by an increase in accounts payable and other current liabilities of $9.2 million. The seven months ended December 26, 2003, include cash provided from an increase in accounts payable and other current liabilities of $23.1 million and a decrease in inventories of $16.8 million. The year ended December 27, 2002, includes a use of cash resulting from an increase in accounts receivable and inventories of $5.2 million and $11.2 million, respectively. Partially offsetting this use of cash was cash provided by an increase in accounts payable and other current liabilities of $6.9 million. The year ended December 28, 2001, includes cash provided from a decrease in inventories of $16.0 million, partially offset by cash used by an increase in accounts receivable of $7.2 million and a decrease in accounts payable and other current liabilities of $2.8 million. The seasonality of our business results in significant changes in accounts receivable, inventories, accounts payable and accrued expense balances throughout the year, with balances typically higher at the end of our second and third quarters and lower at the end of our fourth quarter.

Net cash used in investing activities for the five months ended May 23, 2003, the seven months ended December 26, 2003, and the years ended December 27, 2002 and December 28, 2001 were $4.9 million, $40.1 million, $7.8 million and $7.2 million, respectively. The seven months ended December 26, 2003 include the purchase of Berger Holdings Limited which used $35.3 million of cash. The five months ended May 23, 2003, the seven months ended December 26, 2003, and the years ended December 27, 2002 and December 28, 2001, include capital expenditures of $4.9 million, $5.1 million, $8.3 million and $8.3 million, respectively.

Net cash provided by (used in) financing activities for the five months ended May 23, 2003, the seven months ended December 26, 2003, and the years ended December 27, 2002 and December 28, 2001, were $18.2 million, $(4.7) million, $(13.9) million and $(29.6) million, respectively. The five months ended May 23, 2003 include borrowing under our revolving credit facility of $18.3 million to fund our increase in working capital, together with the purchase of treasury stock for $2.6 million. The seven months ended December 26, 2003 include the receipt of approximately $191.6 million of proceeds, net of issuance costs, from the issuance of $200.0 million of senior subordinated notes. These proceeds, in addition to cash provided by operating activities, were used to purchase $135.0 million of our 11.25% Notes for $138.5 million, including premium, and repay $81.7 million on our revolving credit facility. On October 31, 2003 we borrowed approximately $35.0 million under the term loan portion of our amended and restated senior secured credit facility. The year ended December 27, 2002 includes a repayment of term loans under our senior secured credit facility in March 2002 of $39.0 million, borrowings under our revolving credit facility of $23.8 million and proceeds of $2.8 million from the termination of our British Pound swap. The year ended December 28, 2001 includes a repayment of term loans under our senior secured credit facility of $23.0 million, a repayment on our revolving credit facility of $2.8 million and a payment of $3.2 million to terminate an interest rate swap.

Future payments due under debt and lease obligations at December 26, 2003 are as follows:

	Long-Term Obligations	Non-Cancelable Operating Leases	Total

2004	$7,487	$7,713	$15,200
2005	7,673	6,660	14,333
2006	7,539	4,338	11,877
2007	5,708	3,248	8,956
2008	10,887	2,013	12,900
Thereafter	200,000	3,010	203,010
	$239,294	$26,982	$266,276

Capital Expenditures. In addition to meeting debt service requirements, operating cash flows have enabled us to invest in capital projects, which maintain manufacturing capabilities, enable compliance with laws and regulations and prepare us for future growth. Capital expenditures were $4.9 million, $5.1 million, $8.3 million and $8.3 million in the five months ended May 23, 2003, the seven months ended December 26, 2003, and the years ended December 27, 2002 and December 28, 2001, respectively. Capital expenditures in 2003, 2002 and 2001 include approximately $1.6 million in each respective year for improvements to the paintlines in Helena, Arkansas; Corby, England; and Roermond, The Netherlands. The paint lines are capital-intensive operations, and will continue to require improvements and upgrades in 2004 and beyond to enhance their capabilities and efficiencies. Capital expenditures in 2003, 2002 and 2001 include approximately $4.1 million, $2.9 million and $3.8 million, respectively, for projects related to business expansion. The balance of capital expenditures in all periods primarily relates to purchases and upgrades of fabricating equipment, transportation and material moving equipment, and information systems. We expect that approximately $3.0 million to $4.0 million in capital expenditures are required annually to maintain existing equipment and facilities. We expect that capital spending in 2004 will also be devoted to projects that offer potential for internal growth through new products and expanding existing products to new markets, although these plans may change.

Working capital management. Working capital was $116.8 million as of December 26, 2003, compared to $90.5 million as of December 27, 2002. This increase in working capital is largely attributable to higher cash and cash equivalents as of December 26, 2003, together with the acquisition of Berger Holdings, Ltd. on November 25, 2003. Higher cash and cash equivalents primarily resulted from the issuance of $200.0 million senior subordinated notes on August 6, 2003, from which a portion of the proceeds were used to repay borrowings under the revolving credit facility and purchase the outstanding 11.25% Notes.

Accounts receivable of $121.7 million as of December 26, 2003, increased $33.2 million, from $88.5 million as of December 27, 2002. The primary reason for this increase was a 33.4% increase in net sales in the two months ended December 26, 2003, compared to the two months ended December 27, 2002. The majority of outstanding accounts receivable at the end of each period are generated from net sales in the preceding two months. A stronger British Pound and Euro compared to the U.S. Dollar used in converting the local currency balance sheet into U.S. Dollars resulted in an $8.4 million increase in accounts receivables.  As of December 26, 2003, days sales outstanding in accounts receivable was 53.9 days, compared to 50.5 days as of December 27, 2002. The primary reason for this increase was the acquisition of Berger Holdings, Ltd. on November 25, 2003.

Inventories of $89.5 million as of December 26, 2003, increased $11.1 million, from $78.5 million as of December 27, 2002. A stronger British Pound and Euro compared to the U.S. Dollar used in converting the local currency balance sheet into U.S. Dollars resulted in a $4.2 million increase in inventories. Additionally, the acquisition of Berger Holdings, Ltd. resulted in a $6.8 million increase in inventories. As of December 26, 2003, days sales in inventories was 54.9 days, compared to 56.2 days as of December 27, 2002.

Off-Balance Sheet Arrangements

At December 26, 2003 and December 27, 2002, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  We are, therefore, not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Inflation and Foreign Currency Translation

In recent years, inflation has not had a significant effect on our results of operations or financial condition. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. Dollars at current exchange rates and revenues and expenses are translated at average exchange rates.

Critical Accounting Policies

Allowance for doubtful accounts, inventory obsolescence and warranty reserves. Our significant accounting policies are described in Note 2 to the consolidated financial statements. As indicated there, we make estimates and assumptions that affect certain amounts reported in the consolidated financial statements. The use of estimates is significant as it relates to establishing reserves and allowances for doubtful accounts, inventory obsolescence and warranty costs. Ranges of estimates are developed based upon historical experience, specifically identified conditions and management expectations for the future occurrence of certain events. In the event that actual results differ from these estimates or we adjust these estimates in future periods, adjustments to the amounts recorded could materially impact our financial position and results of operations. There have been no significant changes in the assumptions used to develop our estimates in establishing reserves and allowances for doubtful accounts, inventory obsolescence and warranty costs from fiscal year 2002 to fiscal year 2003 and no significant changes are anticipated for fiscal 2004.

Income taxes. Our income tax accounting policy is significant in determining financial position and results of operations. Such policy requires us to estimate income taxes in each jurisdiction in which we operate. This involves estimating actual current tax expense, assessing tax exposure matters and assessing temporary differences resulting from the different treatment of items under accounting principles generally accepted in the United States and tax law. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent that recovery is less likely than not, a valuation allowance is established. Significant management judgment is required to establish such allowances as well as to determine the provision for income taxes and deferred tax assets and liabilities. In the event that actual results differ from estimates, or do not reflect management judgments, it may be necessary to adjust amounts recorded in income tax accounts, which could materially impact our financial position and results of operations. There have been no significant changes in the assumptions used to develop our estimates in establishing our income tax expense, tax exposure matters or deferred taxes and no significant changes are anticipated for fiscal 2004.

Impairment of goodwill.  We use judgment in assessing goodwill for impairment. Upon adoption of SFAS No. 142 on December 29, 2001, we assessed the recoverability of our goodwill. Subsequent to the adoption of SFAS No. 142, we review the carrying value of our goodwill at least annually on the first day of the fiscal fourth quarter, or sooner if events or changes in circumstances indicate the carrying value may exceed fair value. Recoverability is determined by comparing management’s estimate of the fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit exceeds its fair value, the implied fair value of the reporting unit goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. At December 26, 2003, we had $176.4 million of goodwill, net of amortization, included in our statement of financial position.

Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, or SFAS No. 145. Among other items, SFAS No. 145 updates and clarifies existing accounting pronouncements related to reporting gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 became effective for us on the first day of fiscal year 2003. We recorded interest expense and other expense, net of tax, of approximately $0.4 million and $1.0 million, respectively, during the seven months ended December 26, 2003.  These items represent unamortized deferred finance fees and the amounts paid in excess of the carrying value of the retired debt related to the senior subordinated notes purchased or redeemed as described in Note 7 to our consolidated financial statements. Prior to the adoption of SFAS No. 145, we would have recognized this amount as an extraordinary loss, net of tax.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”, or SFAS No. 148. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the pro forma effect on net income had the fair value of the options been expensed. The disclosure requirements of SFAS No. 148 became effective at its issuance. The adoption of SFAS No. 148 did not have a material impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, or FIN 46, which addresses consolidation of variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a parent company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  For older entities, these requirements will begin to apply in the first fiscal year or interim period beginning after December 15, 2003.  The adoption of FIN 46 is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, or SFAS No. 149. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position or results of operations.

In December 2003, the FASB issued Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Post Retirement Benefits”, or SFAS No. 132 (revised 2003).  SFAS No. 132 (revised 2003) requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows and net periodic cost of defined benefit plans and other defined benefit postretirement plans.  The Company’s disclosures in Note 12 incorporate the additional disclosures required by SFAS No. 132 (revised 2003).

Environmental Matters

Our manufacturing facilities are subject to a range of federal, state, local and European environmental and occupational health and safety laws, including those which relate to air emissions, wastewater discharges, the handling and disposal of solid and hazardous waste, and the remediation of contamination associated with the current and past use of hazardous substances or materials. If a release of hazardous substances or materials occurs on or from our properties or any offsite disposal location used by us, or if contamination from prior activities is discovered at any of our properties, we may be held liable for the costs of remediation (including any response costs), natural resource damages and associated transaction costs. While the amount of such liability could be material, we devote resources to ensure that our current operations are conducted in a manner intended to reduce such risks.

Based upon environmental reviews conducted internally on a quarterly basis, by outside consultants on a periodic basis, and by outside consultants in connection with the acquisition of Alumax’s fabricated products business, and assuming compliance by Alumax with its indemnification obligations under the related acquisition agreement, we believe that we are currently in compliance with, and not subject to liability under, environmental laws except where such noncompliance or liability would not reasonably be expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows. Pursuant to the terms of the Alumax acquisition agreement, Alumax agreed to correct and to bear substantially all costs with respect to certain identified conditions of potential noncompliance and liability under environmental laws, none of which costs are currently believed to be material. Alumax’s indemnification obligations under the acquisition agreement are not subject to an aggregate dollar limitation and survive indefinitely with respect to specifically identified environmental matters.

Liability with respect to hazardous substance or material releases in the U.S. arises principally under the federal

Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or CERCLA, and similar state laws, which impose strict, and under certain circumstances, retroactive, joint and several liability upon statutorily defined classes of potentially responsible parties, or PRPs. We have been identified as a PRP at eleven National Priorities List, or NPL, sites under CERCLA, although two of these eleven sites may relate to disposal by divisions of Alumax that have never been and are not now part of Euramax. Pursuant to the terms of the Alumax acquisition agreement, Alumax has agreed to indemnify us for all of the costs associated with each of these eleven NPL sites. In addition, Alumax has agreed to indemnify us for all of the costs associated with nine additional sites listed on state hazardous site cleanup lists, with respect to which we have not received any notice of potential responsibility.

At our Corby, England facility, Legionella was found to be present on site in a cooling tower. An independent testing laboratory is testing water samples for the presence of Legionella on a weekly basis, and no further evidence of Legionella has been detected to date. Based upon the investigation, we believe that the reasonable likely outcome of this matter will not materially impact our future consolidated financial position, results of operations, or cash flows.

The facility that Berger leases in Ivyland, Pennsylvania has contaminated groundwater as a result of the migration from an adjacent property which was formerly the Naval Air Warfare Center, currently an NPL site under CERCLA. The United States Navy is conducting a clean-up of the Naval Air Warfare Center NPL site under the Environmental Protection Agency’s supervision. The owner/landlord of the Berger property obtained liability protection under Pennsylvania’s Brownfield Law by demonstrating to the Commonwealth of Pennsylvania that the contamination is from an off-site source, and under Pennsylvania law that protection benefits tenants as well. Moreover, under Berger’s lease, the landlord retained any liability for this contamination. Accordingly, although the facility leased by Berger is on an NPL site, the effects of this contamination would not reasonably be expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We have made and will continue to make capital expenditures to comply with environmental laws. Environmental capital expenditures for the years ended December 26, 2003, December 27, 2002 and December 28, 2001 were approximately $143.1 thousand, $212.1 thousand and $581.8 thousand, respectively. We estimate that our environmental capital expenditures will be approximately $500.0 thousand in 2004.

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

We are exposed to market risk from changes in interest rates (primarily U.S Dollar, Euro and British Pound one month LIBOR), exchange rates (primarily the Euro and British Pound) and commodity prices (primarily aluminum and steel). At certain times, we enter into contracts for the purchase of aluminum and steel at market values in an attempt to assure a margin on specific customer orders. Additionally, we have the option to commit to purchase a specific quantity of aluminum over a specified time period at a fixed price. We would then be exposed for the difference between the fixed price and the market price of aluminum. Historically, we have not engaged in extensive hedging activities intended to manage long-term risks relating to movements in market prices of steel and aluminum raw materials as changes in the market price can generally be passed on to customers. However, we have at times purchased, and expect from time to time to continue to purchase, options to buy aluminum at a fixed price for a portion of our anticipated requirements. In addition, although approximately 35% of the our sales for the year ended December 26, 2003, originated in Europe and were impacted by exchange rate fluctuations, we have not historically utilized derivatives to manage foreign currency exchange risks related to our European operations. However, in connection with our risk-management strategy, we have historically entered into currency agreements and interest rate agreements with major banking institutions to manage the impact of foreign currency exchange rate fluctuations and/or interest rate fluctuations with respect to debt payments. The agreements are utilized as risk-management tools and not for trading purposes. Currency agreements involve exchanges of interest payments in differing currencies and provide for the exchange of principal amounts at maturity. Interest rate agreements involve exchanges of interest payments at differing interest rates and cap the highest rate of interest to be paid on specified notional amounts of debt.  The amounts of interest paid or received effectively limit the interest payment exposure of our hedged debt commitments. The fair value of the currency agreements and interest rate agreements are derived from valuation models based upon recognized financial principals and estimates about relevant future market conditions. The amounts exchanged are based upon the notional amounts of the currency agreements and interest rate agreements, as well as on the other terms of the agreements, which relate to interest payments and exchange rates. For detailed information on the terms and fair values of our financial instruments and derivative instruments, see Note 2 to our consolidated financial statements.

Interest Rate Risk

This analysis presents the hypothetical increase in interest expense and increase in other expense related to those financial instruments and derivative instruments held by us at December 26, 2003, that are sensitive to changes in interest rates. A hypothetical 10 percent increase in interest rates for one year on our variable rate financial instruments would increase interest expense by approximately $0.2 million as calculated at December 26, 2003, as compared to a hypothetical increase in interest expense of approximately $0.3 million as calculated at December 27, 2002.

A hypothetical 10% decrease in interest rates for one year on our derivative instruments would increase other expense by approximately $0.1 million as calculated at December 26, 2003, compared to no impact on other expense as calculated at December 27, 2002.

Foreign Currency Exchange Risk

This analysis presents the hypothetical increase in foreign exchange loss and increase in interest expense related to those financial instruments and derivative instruments held by us at December 26, 2003, that are sensitive to changes in foreign currency exchange risks. A hypothetical 10 percent increase in foreign currency exchange rates would increase our foreign exchange loss by approximately $0.9 million as calculated at December 26, 2003, as compared to a hypothetical increase in our foreign exchange loss of approximately $0.2 million as calculated at December 27, 2002.

All other factors remaining unchanged, a hypothetical 10 percent increase in foreign currency exchange rates for one year would increase interest expense by approximately $0.2 million as calculated at December 26, 2003, for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in interest expense of approximately $0.8 million as calculated at December 27, 2002.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Auditors

The Board of Directors

Euramax International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Euramax International, Inc. and Subsidiaries as of December 26, 2003 and December 27, 2002, and the related consolidated statements of earnings, changes in equity, and cash flows for the seven months ended December 26, 2003, the five months ended May 23, 2003 and the years ended December 27, 2002 and December 28, 2001. Our audits also included the related financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Euramax International, Inc. and Subsidiaries at December 26, 2003 and December 27, 2002, and the consolidated results of their operations and their cash flows for the seven months ended December 26, 2003, the five months ended May 23, 2003 and the years ended December 27, 2002 and December 28, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 10, 2004

Euramax International, Inc. and Subsidiaries

Consolidated Statements of Earnings

	Predecessor	Successor	Predecessor
Thousands of U.S. Dollars	Five months ended May 23, 2003	Seven months ended December 26, 2003	Year ended December 27, 2002	Year ended December 28, 2001

Net sales	$260,615	$483,688	$639,149	$593,117

Costs and expenses:
Cost of goods sold	208,420	388,829	508,254	477,870
Selling and general	26,153	49,649	63,593	59,230
Depreciation and amortization	6,276	10,639	13,968	17,555
Earnings from operations	19,766	34,571	53,334	38,462

Interest expense, net	(9,126)	(12,659)	(22,748)	(25,258)
Other income (expense), net	506	(48)	703	(2,953)
Earnings before income taxes	11,146	21,864	31,289	10,251
Provision for income taxes	4,254	7,108	11,432	5,521
Net earnings	$6,892	$14,756	$19,857	$4,730

The accompanying notes are an integral part of these consolidated financial statements.

Euramax International, Inc. and Subsidiaries

Consolidated Balance Sheets

Thousands of U.S. Dollars (except share data)	Successor December 26, 2003	Predecessor December 27, 2002
ASSETS
Current assets:
Cash and cash equivalents	$48,227	$11,646
Accounts receivable, less allowance for doubtful accounts (2003 - $2,956; 2002 - $3,513)	121,689	88,508
Inventories	89,543	78,480
Deferred income taxes	6,318	3,904
Other current assets	1,870	1,177
Total current assets	267,647	183,715
Property, plant and equipment, net	141,437	112,037
Goodwill, net of accumulated amortization	176,394	110,799
Deferred income taxes	3,595	4,975
Other assets	19,756	4,914
	$608,829	$416,440

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$436	$1,880
Accounts payable	91,689	57,104
Accrued expenses	39,404	28,157
Accrued interest payable	7,068	4,278
Income taxes payable	3,831	811
Deferred income taxes	936	1,005
Current maturities of long-term debt	7,487	—
Total current liabilities	150,851	93,235
Long-term debt, less current maturities	231,807	196,972
Commitments and contingencies	—	—
Deferred income taxes	29,282	19,421
Other liabilities	26,939	20,593
Total liabilities	438,879	330,221
Shareholders’ equity:
Class A common stock - $1.00 par value; 600,000 shares authorized, 500,019.91 issued and 492,495.79 outstanding in 2003, 455,673.11 issued and 444,344.84 outstanding in 2002	500	456
Class B convertible common stock - $1.00 par value; 600,000 shares authorized, no shares issued in 2003, 44,346.80 issued and outstanding in 2002	—	44
Additional paid-in capital	155,495	53,220
Common stock in treasury, at cost - 7,524.12 and 11,328.27 shares in 2003 and 2002, respectively	(1,964)	(2,056)
Restricted stock grant	(3,381)	—
Retained earnings	14,756	44,439
Accumulated other comprehensive loss, net of tax	4,544	(9,884)
Total shareholders’ equity	169,950	86,219
	$608,829	$416,440

The accompanying notes are an integral part of these consolidated financial statements.

Euramax International, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

Thousands of U.S. Dollars	Common Stock	Additional Paid-in Capital	Treasury Stock	Restricted Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Totals

Predecessor balance at December 29, 2000	$500	$53,220	$(1,581)	$—	$19,852	$(8,210)	$63,781

Comprehensive income:
Net earnings for 2001	—	—	—	—	4,730	—	4,730
Foreign currency translation adjustment	—	—	—	—	—	(2,151)	(2,151)
Minimum pension liability, net of taxes	—	—	—	—	—	(4,501)	(4,501)
Loss on derivative instruments, net of taxes	—	—	—	—	—	(365)	(365)
Comprehensive loss							(2,287)
Predecessor balance at December 28, 2001	500	53,220	(1,581)	—	24,582	(15,227)	61,494

Comprehensive income:
Net earnings for 2002	—	—	—	—	19,857	—	19,857
Foreign currency translation adjustment	—	—	—	—	—	6,678	6,678
Minimum pension liability, net of taxes	—	—	—	—	—	(1,105)	(1,105)
Loss on derivative instruments, net of taxes	—	—	—	—	—	(230)	(230)
Comprehensive income							25,200
Repurchase of common stock	—	—	(475)	—	—	—	(475)
Predecessor balance at December 27, 2002	500	53,220	(2,056)	—	44,439	(9,884)	86,219

Comprehensive income:
Net earnings for the five months ended May 23, 2003	—	—	—	—	6,892	—	6,892
Foreign currency translation adjustment	—	—	—	—	—	6,921	6,921
Minimum pension liability, net of taxes	—	—	—	—	—	—	—
Gain on derivative instruments, net of taxes	—	—	—	—	—	100	100
Comprehensive income							13,913
Repurchase of common stock	—	—	(2,556)	—	—	—	(2,556)
Predecessor balance at May 23, 2003	500	53,220	(4,612)	—	51,331	(2,863)	97,576

2003 Stock Transaction	—	100,821	—	—	(51,331)	2,863	52,353
Comprehensive income:
Net earnings for the seven months ended December 26, 2003	—	—	—	—	14,756	—	14,756
Foreign currency translation adjustment	—	—	—	—	—	4,552	4,552
Minimum pension liability, net of taxes	—	—	—	—	—	(83)	(83)
Gain on derivative instruments, net of taxes	—	—	—	—	—	75	75
Comprehensive income							19,300
Issuance of restricted stock from shares held in treasury	—	1,330	2,498	(3,828)			—
Amortization of restricted stock	—	—	—	447	—	—	447
Repurchase of common stock	—	—	(80)	—	—	—	(80)
Issuance of common stock from shares held in treasury	—	124	230	—	—	—	354
Successor balance at December 26, 2003	$500	$155,495	$(1,964)	$(3,381)	$14,756	$4,544	$169,950

The accompanying notes are an integral part of these consolidated financial statements.

Euramax International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Predecessor	Successor	Predecessor
Thousands of U.S. Dollars	Five months ended May 23, 2003	Seven months ended December 26, 2003	Year ended December 27, 2002	Year ended December 28, 2001

Cash flows from operating activities:
Net earnings	$6,892	$14,756	$19,857	$4,730
Reconciliation of net earnings to net cash (used in) provided by operating activites:
Depreciation and amortization	6,276	10,639	13,968	17,555
Amortization of deferred finance fees	563	1,034	1,319	1,133
Amortization of restricted stock grants	—	447	—	—
Loss on redemption of 11.25% Notes	—	2,070	—	—
Provision for doubtful accounts	212	600	(177)	1,763
Foreign exchange (gain) loss	(405)	(1,343)	(796)	(204)
Loss (gain) on sale of assets	(32)	(1)	552	124
Deferred income taxes	2,162	(1,078)	4,274	29
Changes in operating assets and liabilities (excluding acquisitions):
Accounts receivable	(22,778)	3,009	(5,203)	(7,150)
Inventories	(13,014)	16,781	(11,197)	16,007
Other current assets	(1,908)	2,247	294	716
Accounts payable and other current liabilities	9,225	23,112	6,892	2,823
Income taxes payable	3,664	(1,605)	(2,516)	(4,861)
Other noncurrent assets and liabilities	(2,902)	6,341	(1,849)	2,836
Net cash provided by (used in) operating activities	(12,045)	77,009	25,418	35,501
Cash flows from investing activities:
Proceeds from sale of assets	35	293	492	1,164
Purchases of businesses, less cash acquired	—	(35,256)	—	—
Capital expenditures	(4,944)	(5,129)	(8,263)	(8,321)
Net cash used in investing activities	(4,909)	(40,092)	(7,771)	(7,157)
Cash flows from financing activities:
Changes in cash overdrafts	2,603	(4,477)	461	(290)
Net borrowings (repayments) on revolving credit facility	18,264	(81,679)	23,808	(2,774)
Repayment of long-term debt, including premium	—	(138,532)	(38,952)	(22,989)
Issuance of long-term debt	—	234,990	—	—
Proceeds from settlement of currency agreements	—	—	2,790	—
Payment to terminate interest rate swap	—	—	—	(3,160)
Expenses relating to the 2003 Stock Transaction	—	(3,171)
Issuance of common stock from shares held in treasury	—	354	—	—
Deferred finance fees	(116)	(12,140)	(1,530)	(405)
Purchases of treasury stock	(2,556)	(80)	(475)	—
Net cash provided by (used in) financing activities	18,195	(4,735)	(13,898)	(29,618)
Effect of exchange rate changes on cash	778	2,380	2,000	(963)
Net increase (decrease) in cash and cash equivalents	2,019	34,562	5,749	(2,237)
Cash and cash equivalents at beginning of period	11,646	13,665	5,897	8,134
Cash and cash equivalents at end of period	$13,665	$48,227	$11,646	$5,897

Supplemental cash flow information:
Income taxes paid, net	$1,261	$5,525	$9,471	$9,512
Interest paid, net	$9,610	$6,910	$20,958	$22,390

The accompanying notes are an integral part of these consolidated financial statements.

Euramax International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Thousands of U.S. Dollars except share data)

1.  Basis of Presentation:

For purposes of this report, the “Company” and “Euramax” refers to Euramax International, Inc. and Subsidiaries, collectively.

Euramax International, Inc. is an international producer of value-added aluminum, steel, vinyl and fiberglass fabricated products with facilities strategically located in all major regions of the continental United States, or U.S., the United Kingdom, or U.K., The Netherlands and France. The Company’s manufacturing and distribution network consists of 43 strategically located facilities, of which 37 are located in the U.S. and six are located in Europe. The Company sells its products principally to two markets, the building and construction market and the transportation market. The Company’s core products include specialty coated coils, aluminum recreational vehicle, or RV, sidewalls, RV doors, farm and agricultural panels, metal and vinyl raincarrying systems, soffit and fascia systems, and vinyl replacement windows. In addition, the Company sells an extensive line of accessory products, including roofing and siding hardware, trim parts and roof drainage accessories. The Company’s customers include original equipment manufacturers, or OEMs, such as RV manufacturers, commercial panel manufacturers and transportation industry manufacturers; rural contractors; home centers; home improvement contractors; distributors; industrial and architectural contractors; and manufactured housing producers. The Company’s sales are somewhat seasonal, with the second and third quarters typically accounting for the highest sales volumes.

Per share data has not been presented since such data provides no useful information as the shares of the Company are closely held.

Certain 2002 amounts have been reclassified to conform to current year presentation.

2.  Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States and include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company operates on a 52 or 53 week fiscal year ending on the last Friday in December. The Company’s fiscal years consisted of 52 weeks for the years ended December 26, 2003, December 27, 2002 and December 28, 2001, respectively.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that may affect the reported amounts of certain assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although these estimates and assumptions are based on the Company’s knowledge of current events and actions the Company may take in the future, actual results could ultimately differ from those estimates and assumptions, and the differences could be material.

Cash and Cash Equivalents

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

Goodwill

Goodwill increased $65.6 million from December 27, 2002 to December 26, 2003, primarily as a result of the 2003 Stock Transaction, as described in Note 3, the acquisition of Berger Holdings, Ltd., as described in Note 4, and changes in foreign exchange rates used in converting the local currency goodwill balance into U.S. Dollars.

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, effective December 29, 2001. Under SFAS No. 142, goodwill and indefinite lived tangible assets are no longer amortized, but are reviewed at least annually for impairment on the first day of the Company’s fiscal fourth quarter. The Company completed its annual impairment test and did not identify any impairment and is not aware of any subsequent developments that would indicate impairment. Prior to 2002, goodwill was amortized on a straight-line basis over periods ranging from 20 to 30 years. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s net earnings would have been as follows:

	Predecessor	Successor	Predecessor
	Five months ended May 23, 2003	Seven months ended December 26, 2003	Year ended December 27, 2002	Year ended December 28, 2001

Reported net earnings	$6,892	$14,756	$19,857	$4,730
Goodwill amortization, net of tax	—	—	—	3,907
Adjusted net earnings	$6,892	$14,756	$19,857	$8,637

Financial Instruments and Risk Management

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, requires companies to recognize all derivative instruments on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of net investment in a foreign operation. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign operation, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. Should an agreement be terminated while the underlying remains outstanding, the gain or loss would be deferred and amortized over the shorter of the remaining life of the underlying or the agreement.

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

Stock Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, the Company has elected to apply APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options issued under its equity compensation plan, as described in Note 9. Had compensation expense related to these stock options been determined based upon the fair value method under SFAS No. 123, net income would have been impacted as follows:

		Predecessor	Successor	Predecessor
		Five months ended May 23, 2003	Seven months ended December 26, 2003	Year ended December 27, 2002	Year ended December 28, 2001

Net income, as reported		$6,892	$14,756	$19,857	$4,730
Add:	Stock-based employee compensation cost included in reported net income, net of related tax effects	—	143	—	—
Less:	Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	—	(250)	—	—

Pro forma net income		$6,892	$14,649	$19,857	$4,730

The fair value of each option is estimated using the Black-Scholes option-pricing model using a risk free interest rate of 3.20%, an expected option life of 5 years, no volatility and no dividends.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an agreement exists, delivery has occurred, the Company’s price to the buyer is fixed and determinable and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is largely dependant on shipping terms. Revenue is recognized at the time of shipment for terms designated f.o.b. shipping point. Revenue is recognized upon delivery to the customer’s delivery site for terms designated f.o.b. destination.

The Company provides warranties on certain products. The warranty periods differ depending on the product, but generally range from one year to limited lifetime warranties. The Company provides accruals for warranties based on historical experience and expectations of future occurrence.

Shipping and Handling Costs

The Company classifies all shipping and handling charges as cost of goods sold.

Translation of Foreign Currencies

Assets and liabilities of non-U.S. subsidiaries are translated to U.S. Dollars at the rate of exchange in effect on the balance sheet date; income and expenses are translated to U.S. Dollars at the weighted average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from transactions and for the remeasurement of amounts that are not of a long-term investment nature into local currencies are included in results of operations. The foreign currency transaction gains (losses) recorded in selling and general expenses were not significant for the years ended December 26, 2003, December 27, 2002 and December 28, 2001.

Comprehensive Income

Total comprehensive income and the components of accumulated other comprehensive income are presented in the Consolidated Statements of Changes in Equity. The related tax effects of the components of comprehensive income are presented in Note 11.

Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, or SFAS No. 145. Among other items, SFAS No. 145 updates and clarifies existing accounting pronouncements related to reporting gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. SFAS No. 145 became effective for the Company on the first day of fiscal year 2003. The Company recorded interest expense and other expense, net of tax, of approximately $0.4 million and $1.0 million, respectively. These items represent unamortized deferred finance fees and the amounts paid in excess of the carrying value of the retired debt related to the senior subordinated notes purchased or redeemed as described in Note 7.  Prior to the adoption of SFAS No. 145, the Company would have recognized this amount as an extraordinary loss, net of tax.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure”, or SFAS No. 148. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the pro forma effect on net income had the fair value of the options been expensed. The disclosure requirements of SFAS No. 148 became effective at its issuance. The adoption of SFAS No. 148 did not have a material impact on the Company’s financial position or results of operations in fiscal year 2003.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, or FIN 46, which addresses consolidation of variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a parent company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  For older entities, these requirements will begin to apply in the first fiscal year or interim period beginning after December 15, 2003.  The Company is currently evaluating FIN 46, but the adoption of FIN 46 is not expected to have a material impact on the Company’s financial position or results of operations in fiscal year 2004.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, or SFAS No. 149. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial position or results of operations in fiscal year 2003.

In December 2003, the FASB issued Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Post Retirement Benefits”, or SFAS No. 132 (revised 2003).  SFAS No. 132 (revised 2003) requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows and net periodic cost of defined benefit plans and other defined benefit postretirement plans.  The Company’s disclosures in Note 12 incorporate the additional disclosures required by SFAS No. 132 (revised 2003).

3.  2003 Stock Transaction:

On April 15, 2003, Citigroup Venture Capital Equity Partners, L.P., (“CVCEP”), and Citigroup Venture Capital Ltd., (“CVC”), entered into a definitive purchase agreement with CVC European Equity Partners, L.P. and CVC European Equity Partners (Jersey), L.P., collectively (“CVC Europe”), BNP Paribas, independent directors and certain members of management to purchase, for approximately $106.0 million, all of the shares of the Company held by CVC Europe and BNP Paribas, and a portion of the shares held by independent directors and management, (“2003 Stock Transaction”). The 2003 Stock

Transaction was completed on June 12, 2003, with CVCEP purchasing 265,762.48 shares of the Company’s Class A common stock. For accounting purposes, the Company has used May 23, 2003, its May month-end, as the transaction date. After the completion of this transaction CVCEP and CVC collectively owned approximately 88.5% of the issued and outstanding shares of the Company, with management of CVCEP and directors and management of the Company holding the remaining shares. Prior to the 2003 Stock Transaction, CVC owned approximately 34.5% of the issued and outstanding shares of the Company. CVCEP is ultimately controlled by Citigroup, Inc. through limited and general partnership interests owned by its subsidiaries. CVC Europe is a group of limited partnerships in which Citigroup, Inc. owns a minority interest, but does not have management rights or control rights.

The substantial change in ownership arising from CVCEP’s acquisition of the Company’s stock, together with the Company’s subsequent issuance of senior subordinated notes (see Note 7) required that the purchase price paid in excess of the book value of the Company’s equity acquired be allocated under the purchase method of accounting to the assets and liabilities of the Company based upon a percentage of their fair values proportional to the percentage of the ownership change. The allocation was based upon preliminary estimates by management of the fair market values of identifiable assets and liabilities, with the remainder allocated to goodwill. The liabilities assumed included approximately $3.8 million of fees related to the transaction, which are being paid by the Company on behalf of its shareholders. The Company is currently completing valuations of its property, plant and equipment and intangible assets.  The final allocation of the purchase price, which is subject to revision when these valuations are completed, may materially differ from the preliminary estimates. The goodwill generated from this transaction is not deductible for income tax purposes. The purchase price has been preliminarily allocated as follows:

Purchase price	$105,981
Less: Company equity acquired	53,628
Increase in basis	$52,353

Allocation of increase in basis
Record fair value of inventories	$4,000
Record fair value of property, plant and equipment	16,000
Record fair value of senior subordinated notes	(2,040)
Record fair value of deferred financing fees	(1,000)
Record fair value of patent (15 year life)	2,500
Transaction fees	(3,835)
Record income taxes for effect of step-up in basis of assets and transaction fees	(6,270)
Increase to goodwill, net	42,998
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

	Five months ended May 23, 2003	Seven months ended December 26, 2003	Year ended December 27, 2002	Year ended December 28, 2001

Pro-forma net sales	$260,615	$483,688	$639,149	$593,117
Pro-forma net earnings	$6,319	$14,936	$18,172	$3,486

4.  Acquisitions:

On November 18, 2003, pursuant to a tender offer, Amerimax Pennsylvania, Inc., a wholly owned subsidiary of Euramax, acquired 93% of Berger Holdings’ outstanding common shares for $3.90 per share. The acquisition of Berger Holdings was completed on November 25, 2003 by the merger of Amerimax Pennsylvania, Inc. into Berger Holdings, with Berger Holdings as the survivor corporation. As a result of the merger, each common share of Berger Holdings not owned by Euramax was converted into the right to receive $3.90 per share in cash, subject to dissenter’s rights. The total purchase price of this acquisition was approximately $36.8 million. The Company has allocated the purchase price in excess of the net assets acquired to Berger Holdings’ assets and liabilities under the purchase method of accounting based on preliminary estimates of fair market values of identifiable assets and liabilities, with the remainder allocated to goodwill. The Company is currently completing valuations of Berger Holdings’ assets, including property, plant and equipment and intangible assets, and liabilities. The final allocation of the purchase price, which is subject to revision when these valuations are completed, may materially differ from the preliminary allocation. Berger Holdings manufactures metal roof drainage products and roofing accessories as well as residential and commercial snow guards and is included in our U.S. Fabrication Roof Drainage segment. The results of operations of Berger Holdings are included in the Company’s consolidated statement of earnings from the acquisition date.

5.  Inventories:

Inventories were comprised of:

	Successor December 26, 2003	Predecessor December 27, 2002

Raw materials	$61,832	$60,281
Work in process	8,075	2,587
Finished products	19,636	15,612
	$89,543	$78,480

Inventories are net of related reserves totaling $3,581 at December 26, 2003 and $3,827 at December 27, 2002.

6.  Property, Plant and Equipment:

Components of property, plant and equipment were as follows:

	Successor December 26, 2003	Predecessor December 27, 2002

Land and improvements	$12,205	$9,544
Buildings	54,870	45,774
Machinery and equipment	116,864	118,621
	183,939	173,939
Less accumulated depreciation	(44,463)	(67,032)
	139,476	106,907
Construction in progress	1,961	5,130
	$141,437	$112,037

Depreciation expense was $6.2 million, $10.5 million, $13.8 million, and $12.6 million for the five months ended May 23, 2003, the seven months ended December 26, 2003 and years ended December 27, 2002 and December 28, 2001, respectively.

7.  Long-Term Obligations:

Long-term obligations consisted of the following:

	Successor December 26, 2003	Predecessor December 27, 2002
Senior Secured Credit Facility:
Revolving Credit Facility	$—	$61,972
Term Loans	36,559	—
8.5% Senior Subordinated Notes due 2011	200,000	—
11.25% Senior Subordinated Notes due 2006	—	135,000
Mortgage Note Payable	2,252	—
Capital Lease Obligations	483	—
	239,294	196,972
Less current maturities	(7,487)	—
	$231,807	$196,972

On July 10, 2003, the Company commenced an offer to purchase and a solicitation of consents for any and all of its outstanding 11.25% senior subordinated notes due 2006 (the “11.25% Notes”).  On August 6, 2003, Euramax International, Inc. and Euramax International Holdings B.V. (each a Co-Obligor) issued $200.0 million 8.50% senior subordinated notes due 2011 (the “8.50% Notes”).  On August 8, 2003, the Company purchased approximately $112.9 million of the $135.0 million aggregate principal amount of the 11.25% Notes, for approximately $120.4 million, including premium and accrued interest. On October 1, 2003, the remaining $22.1 million in aggregate principal amount of the 11.25% Notes was redeemed for approximately $23.8 million, including premium and accrued interest.  The remaining proceeds from the issuance of the 8.50% Notes were used to cover fees and expenses from the issuance of the 8.50% Notes and to repay the existing indebtedness under the revolving credit facility.

Euramax International, Inc. and Euramax International Holdings, B.V., a newly acquired Netherlands holding company, are each co-obligors on the 8.50% Notes. Each of Euramax International, Inc.’s U.S. subsidiaries are guarantors of the 8.50% Notes. The 8.50% Notes mature on August 15, 2011. Interest on the 8.50% Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 8.50% Notes may be redeemed at the option of the Company, in whole or in part, under the conditions as specified in the indenture plus accrued and unpaid interest to the redemption due, at the following redemption prices if redeemed during the 12-month period beginning August 15 of the years indicated:

Year	Percentage
2007	104.250%
2008	102.125%
2009 and thereafter	100.000%

Additionally, at any time on or before August 15, 2006, the issuers may redeem up to 35% of the aggregate principal amount of the 8.50% Notes with the proceeds of qualified equity offerings at a redemption price equal to 108.5% of the principal amount plus accrued and unpaid interest. Upon a change of control, the Company may be required to offer to purchase the 8.50% Notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest. However, the senior secured credit facility limits the amount of 8.50% Notes the Company can purchase prior to repayment of the borrowings under the senior secured credit facility.

The 8.50% Notes are unsecured obligations and are effectively subordinated to all existing and future secured debt of the Company, including all of the obligations under the senior secured credit facility, and all liabilities of the co-obligors non-U.S. subsidiaries.

The indenture to the 8.50% Notes contains certain covenants that limit the Company’s ability to, among other things: incur indebtedness; make certain restricted payments; pay certain dividends, make certain distributions, make loans and transfer property; incur liens; issue or sell capital stock; enter into transactions with affiliates; and consolidate, merge or sell all or substantially all of the Company’s assets. The Company is in compliance with the covenants of the indenture to the 8.50% Notes as of December 26, 2003.

As required under a registration rights agreement executed as part of the offering of the 8.50% Notes, the Company has commenced an offer to exchange the 8.50% Notes for new notes (“New Notes”), with terms substantially identical to the 8.50% Notes, except the New Notes are registered under the Securities Act of 1933 and the transfer restrictions and registration rights applicable to the 8.50% Notes do not apply to the New Notes.  The Securities and Exchange Commission deemed the Company’s registration of the New Notes on Form S-4 effective on March 1, 2004.

On October 9, 2003, the Company amended and restated its senior secured credit facility with its lenders. As amended and restated the senior secured credit facility includes a $110.0 million revolving credit facility and a $35.0 million term loan. The Company borrowed the $35.0 million term loan on October 31, 2003. The interest rates applicable to the loans under the amended and restated senior secured credit facility are based upon a Base Rate or Eurocurrency Rate (both as defined in the amended and restated senior secured credit facility), plus their respective margins. The Company’s amended and restated senior secured credit facility provides for variable rate margins, determined quarterly, based upon the Company’s ratio of EBITDA (as defined in the amended and restated senior secured credit facility) to total debt. The maximum and minimum Base Rate margins are 2.00% and 1.00%, respectively, on the revolving credit facility. The maximum and minimum Eurocurrency Rate margins are 3.00% and 2.25%, respectively, on the revolving credit facility, and 3.25% and 2.50%, respectively, on the term loan. The Company is subject to a commitment fee on a quarterly basis equal to 0.375% of the unused portion of the revolving credit facility. At December 26, 2003, the interest rate payable under the amended and restated senior secured credit facility averaged 6.603%, compared to 4.821% at December 27, 2002. Loans under the amended and restated senior secured credit facility are made, at the election of the Company, in U.S. Dollars, Euros or British Pounds. Borrowings are repaid in the currency in which the loan is made. Outstanding loans under the amended and restated senior secured credit facility are to be repaid by October 8, 2008. Substantially all assets of the Company are pledged as collateral against the borrowings under the amended and restated senior secured credit facility.

The amended and restated senior secured credit facility contains certain covenants and restrictions on the Company’s actions, including certain restrictions on the payment of cash dividends. In addition, the amended and restated senior secured credit facility requires the Company to meet certain financial tests, including a fixed charge coverage ratio, minimum interest coverage ratio, maximum leverage ratio and maximum amounts of capital expenditures. The Company is in compliance with the covenants and restrictions of the amended and restated senior secured credit facility as of December 26, 2003.

As of December 26, 2003, the entire $110.0 million was undrawn under the revolving credit facility, of which $100.8 million was available as a result of the Company’s borrowing base limitations. During 2003, borrowings under the senior secured credit facility increased $3.0 million due to fluctuations in foreign exchange rates, offset by repayments of $28.4 million. In 2002, borrowings under the senior secured credit facility increased $4.4 million due to fluctuations in foreign exchange rates, offset by repayments of $15.1 million.

Berger Bros Company, a U.S. subsidiary of Euramax that was acquired on November 25, 2003, had $2.3 million outstanding under a note payable as of December 26, 2003. The note payable accrues interest at a rate of 7.25%. Principal and interest are paid monthly in equal installments totaling approximately $0.3 million annually, with final payment of the remaining outstanding principal due in June 2008. The note payable is secured by a mortgage of Berger Bros. Company’s Feasterville, Pennsylvania location.

Future maturities of long-term debt and capital lease obligations as of December 26, 2003 are as follows:

	Long-Term Debt	Capital Lease	Total
2004	$7,221	$266	$7,487
2005	7,496	177	7,673
2006	7,510	29	7,539
2007	5,697	11	5,708
2008	10,887	—	10,887
Thereafter	200,000	—	200,000
	$238,811	$483	$239,294

8.  Financial Instruments

In January 2002, the Company entered into an interest rate agreement, or the Interest Rate Swap, whereby the Company pays a counterparty a fixed rate of interest of 3.715% on a notional amount of $35.0 million through December 31, 2002, $25.0 million from January 1, 2003 through December 31, 2003, and $15.0 million from January 1, 2004 through December 31, 2004. In exchange, the Company receives a floating rate of interest of 3-month U.S. Dollar LIBOR on an equivalent notional amount. The Interest Rate Swap was designated as a cash flow hedge that effectively converted a portion of the Company’s U.S. Dollar floating rate debt into fixed rate debt. On August 8, 2003, the Company used the proceeds from the issuance of the 8.50% Notes to repay its outstanding indebtedness under the senior secured credit facility. As a result of this repayment, the Interest Rate Swap became an ineffective hedge and no longer qualified for hedge accounting. The balance on the Interest Rate Swap of $0.1 million remaining in other comprehensive income on the date it became ineffective will be amortized into earnings over the original term of the agreement as other income. Changes in fair market value on the Interest Rate Swap subsequent to it becoming ineffective are recognized in current earnings during the period of change. During the seven months ended December 26, 2003, the loss recognized in other income related to the ineffectiveness of the Interest Rate Swap was not significant. As of December 26, 2003, the Company had recorded a liability for the fair value of the Interest Rate Swap, as estimated by a third party, of $0.5 million.

In February 2002, the Company entered into a British Pound cross-currency swap agreement, or the British Pound Swap.

The terms of the British Pound Swap expire on June 30, 2005, and require the Company to pay 19.0 million British Pounds with semi-annual interest payments at 12.63% in exchange for $27.2 million with semi-annual interest payments at 11.25%. The British Pound Swap was designated as a cash flow hedge that effectively converted $27.2 million of the 11.25% Notes recorded on the books of a U.K. subsidiary into a fixed-rate British Pound loan, which reduced the impact of foreign exchange rate changes on the principal and interest payments on the loan. On August 8, 2003, the Company used the proceeds from the issuance of the 8.50% Notes to repay the portion of the 11.25% Notes that were hedged by the British Pound Swap. As a result of this repayment, the British Pound Swap became an ineffective hedge and no longer qualified for hedge accounting. The balance related to the British Pound Swap remaining in other comprehensive income at the time it became an ineffective hedge was not significant. Changes in fair market value on the British Pound Swap subsequent to it becoming an ineffective hedge are recognized in current earnings during the period of change. During the seven months ended December 26, 2003, the loss recognized in other expense, net of taxes, related to the ineffectiveness of the British Pound Swap was $2.3 million. During the five months ended May 23, 2003 and the seven months ended December 26, 2003, prior to becoming ineffective, the Company reclassified a net (loss) gain of $(0.4) million and $0.3 million, respectively, from other comprehensive income into earnings in order to offset the gain recognized related to the remeasurement of the foreign-currency denominated loan. As of December 26, 2003, the Company had recorded a liability for the fair value of the British Pound Swap, as estimated by a third party, of $7.1 million.

Effective December 30, 2000, the Company adopted SFAS No. 133 which resulted in the Company recording transition adjustments to recognize its derivative instruments at fair value. The cumulative effect of these transition adjustments was an after-tax increase in other comprehensive loss of approximately $2.0 million.

The following table summarizes activity in other comprehensive income (“OCI”) related to derivatives held by the Company:

	Before-Tax Gains (Losses)	Income Tax	After-Tax Gains (Losses)
Predecessor year ended December 28, 2001
Cumulative effect of adopting SFAS 133	$(3,204)	$1,190	$(2,014)
Net changes in fair value of derivatives	1,798	(541)	1,257
Net losses reclassified from OCI into earnings	745	(353)	392
Accumulated derivative net (losses) at December 28, 2001	(661)	296	(365)
Predecessor year ended December 27, 2002
Net changes in fair value of derivatives	(3,582)	1,145	(2,437)
Net losses reclassified from OCI into earnings	3,253	(1,046)	2,207
Accumulated derivative net (losses) at December 27, 2002	(990)	395	(595)
Predecessor five months ended May 23, 2003
Net changes in fair value of derivatives	(455)	131	(324)
Net losses reclassified from OCI into earnings	645	(221)	424
Accumulated derivative net (losses) at May 23, 2003	(800)	305	(495)
Successor seven months ended December 26, 2003
Purchase accounting adjustment related to the 2003 Stock Transaction	800	(305)	495
Net changes in fair value of derivatives	748	(241)	507
Net gains reclassified from OCI into earnings	(624)	192	(432)
Accumulated derivative net gains at December 26, 2003	$124	$(49)	$75

The Company would be exposed to credit-related losses in the event of nonperformance by the counterparties that issued the currency agreements. The Company does not expect that counterparties to the currency agreements will fail to meet their obligations, given their high credit ratings. The Company generally does not require collateral on derivative instruments due to the credit rating of its counterparties; however, the Company provides collateral when required by its counterparties.

The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of similar terms except for the 8.50% Notes, which are measured at the quoted market rate. The fair value of the 8.50% Notes was $213.0 million at December 26, 2003.  The fair value of other long-term debt approximates their carrying value at December 26, 2003.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The fair value of these financial instruments approximates book value at December 26, 2003 and December 27, 2002. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit; however, the Company believes that its credit risk exposure is not significant due to the high credit quality of the institutions. The Company routinely assesses the financial strength of its customers, and generally does not require collateral. Also, due to the large number of customers and the widely dispersed geographic areas in which the Company’s businesses operate, the Company believes that its trade accounts receivable credit risk exposure is not significant; however, the Company does provide for doubtful accounts based on historical experience and when current market conditions indicate that collection of an amount is doubtful.

9.  Capital Structure:

Common Stock

The Company has authorized 1,200,000 shares consisting of 600,000 shares of Class A voting common stock, par value of one dollar ($1.00) per share, and 600,000 shares of Class B convertible restricted voting common stock, par value of one dollar ($1.00) per share. As of December 26, 2003, the Company had 500,019.91 issued and 492,495.79 outstanding shares of common stock with a par value of one dollar ($1.00) per share. Except with respect to voting rights, all shares of Class A and Class B convertible common stock are identical in all respects and entitle the holders thereof to the same rights, preferences and privileges, and are subject to the same qualifications, limitations and restrictions, all as described in the Company’s Certificate of Incorporation. The senior secured credit facility contains certain restrictions on the payment of cash dividends.

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

In connection with the 2003 Stock Transaction, the Company converted 44,346.8 shares of Class B common stock into Class A common stock. Additionally, the Company issued 883.75 shares of Class A common stock to CVCEP and issued 9,569.6 shares of restricted Class A common stock to management from shares held in treasury.

Stock Plans

On June 12, 2003, the Company established an equity compensation program, the Euramax International, Inc. 2003 Equity Compensation Plan, or 2003 Equity Plan, for the purpose of attracting and retaining valued employees. The 2003 Equity Plan was approved by the Board of Directors and was not subject to shareholder approval. Under the 2003 Equity Plan, the Company has granted restricted shares of Class A common stock and granted options to purchase shares of Euramax International Class A common stock to selected officers and other key employees. The Company has reserved 35,719.6 shares of Class A common stock for issuance under the 2003 Equity Plan.

The 2003 Equity Plan is administered by a committee designated by the Board of Directors. The committee has full authority to act in selecting the eligible employees to whom awards of options or restricted stock may be granted. The committee determines the times at which such awards of restricted stock or options may be granted, the terms and conditions of awards that may be granted under the 2003 Equity Plan and the terms of agreements which will be entered into with employees designated to participate in the 2003 Equity Plan. However, in no event may the exercise price of any non-qualified options granted under the 2003 Equity Plan be less than the fair market value of the underlying shares on the date of grant.

The 2003 Equity Plan permits the committee to grant both incentive stock options and non-qualified stock options, with all options granted in connection with the 2003 Stock Transaction being non-qualified stock options. The committee may determine the number of options granted to each participant, the exercise price of each option, the duration of options (not to exceed 10 years), vesting provisions and all other terms and conditions of such options in individual option agreements. The non-qualified stock option grant agreements in effect on the date hereof provide that each participant will vest in 20% of the shares subject to the option grant on each anniversary of the date of grant, until becoming 100% vested after 5 years. Non-qualified stock option grant agreements under the 2003 Equity Plan provide that upon termination of employment with the Company, the exercise period for vested options will generally be limited, except that vested options will be canceled immediately upon a termination for cause. The non-qualified stock option grant agreements provide for the cancellation of all unvested options upon termination of employment with the Company. Under the 2003 Equity Plan, if any option shares subject to an outstanding option grant are forfeited or if the option grant otherwise terminates without exercise, any of these forfeited or terminated option grant shares may be reissued at the discretion of the committee. In connection with the 2003 Stock Transaction the Company issued 25,750 options to purchase shares of Class A common stock with an exercise price of $400.00 per share, which approximated fair value. As of December 26, 2003, no options are exercisable.

Information with respect to option activity under the 2003 Equity Plan is set forth below:

	Options Outstanding	Weighted Average Exercise Price

Balance, December 27, 2002	—	$—
Options granted	25,750	400.00
Options exercised	—	—
Options forfeited	—	—
Options expired	—	—
Balance, December 26, 2003	25,750	$400.00

The 2003 Equity Plan also permits the Company to grant participants restricted shares of Class A common stock. The committee will determine the number of shares of restricted stock granted to each participant, the period the restricted stock is unvested and subject to forfeiture and all other terms and conditions applicable to such restricted stock in individual restricted stock agreements. The restricted stock agreements in effect on the date hereof provide that the participant will vest in 100% of the restricted shares five years from the date of grant. If an employee voluntarily terminates his or her employment, the employee will forfeit any unvested shares of restricted stock. If employment is terminated for any reason other than voluntary termination, all unvested shares of the restricted stock shall be accelerated as of the date of non-voluntary termination. All shares of restricted stock granted, and all shares acquired upon exercise of options granted, under the 2003 Equity Plan will be subject to the stockholders agreement described in Note 16. In connection with the 2003 Stock Transaction, the Company granted 9,569.6 shares of restricted Class A common stock with a fair value of $400.00 per share.  The restricted stock grants were recorded as a contra equity account at issuance and are being amortized into earnings over the period that they vest. Total compensation expense recognized for the seven months ended December 26, 2003 was $0.4 million.

The 2003 Equity Plan provides that upon a change in control of the Company, all restricted stock awards shall become fully vested, and each unexercised and outstanding option shall become immediately and fully vested and exercisable. All restricted stock awards shall also become fully vested in the event of an initial public offering of the Company’s common stock. Each option that is exercisable immediately prior to the change in control may be canceled in exchange for a payment in cash of an amount equal to the excess of the fair market value of the common stock underlying the option as of the date of the change in control over the exercise price. The committee may also decide that such options be terminated immediately prior to the change in control, provided that the participant fails to exercise the option within a specified period (of at least seven days) following receipt of written notice of the change in control and of the Company’s intention to terminate the option prior to such change in control. Alternatively, the committee may determine that in the event of a change in control, such options shall be assumed by the successor corporation, and shall be substituted with options involving the common stock of the successor corporation with equivalent value and with the terms and conditions of the substituted options being no less favorable than the options granted by the Company.

10.  Income Taxes:

The provisions for income taxes are comprised of the following:

	Predecessor	Successor	Predecessor
	Five months ended May 23, 2003	Seven months ended December 26, 2003	Year ended December 27, 2002	Year ended December 28, 2001
Current:
U.S. Federal	$1,205	$1,635	$2,158	$1,124
Non-U.S.	1,143	6,130	4,246	4,011
State	(256)	421	754	357
	$2,092	$8,186	$7,158	$5,492

Deferred:
U.S. Federal	$58	$2,268	$4,642	$354
Non-U.S.	2,029	(3,259)	(329)	(75)
State	75	(87)	(39)	(250)
	$2,162	$(1,078)	$4,274	$29

	$4,254	$7,108	$11,432	$5,521

The U.S. and non-U.S. components of earnings (loss) before income taxes are as follows:

	Predecessor	Successor	Predecessor
	Five months ended May 23, 2003	Seven months ended December 26, 2003	Year ended December 27, 2002	Year ended December 28, 2001

U.S.	$1,784	$12,667	$19,734	$2,064
Non-U.S.	9,362	9,197	11,555	8,187
	$11,146	$21,864	$31,289	$10,251

Reconciliation of the differences between income taxes computed at the U.S. Federal statutory tax rate and the Company’s income tax provision follows:

	Predecessor	Successor	Predecessor
	Five months ended May 23, 2003	Seven months ended December 26, 2003	Year ended December 27, 2002	Year ended December 28, 2001

Tax at U.S. Federal statutory rate	$3,901	$7,653	$10,952	$3,588
State income taxes, net of U.S. Federal income tax benefit	155	222	481	102
Impact of non-U.S. tax rates, net	(143)	43	(65)	150
Permanent differences (primarily goodwill amortization prior to 2002)	101	63	233	1,113
Valuation allowances for state taxes	—	(556)	—	—
Other, net	240	(317)	(169)	568
	$4,254	$7,108	$11,432	$5,521

At December 26, 2003 and December 27, 2002, the combined tax-effected temporary differences are as follows:

	Asset (Liability)
	Successor December 26, 2003	Predecessor December 27, 2002

Accrued expenses	$5,024	$2,075
Accounts Receivable	373	481
Inventories	(15)	343
Current, net	5,382	2,899

Property, plant and equipment	(23,486)	(17,120)
Net operating losses	2,039	5,047
Other liabilities	2,587	3,011
Valuation allowance	(1,889)	(2,744)
Other	(4,938)	(2,640)
Noncurrent, net	(25,687)	(14,446)
Total, net	$(20,305)	$(11,547)

Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries, which are considered to be permanently invested. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings. In addition, an acquired subsidiary, Berger Holdings, Ltd., has state NOL carryforwards of approximately $5.1 million that are available to offset future taxable income and taxes. The state tax carryforward benefits begin to expire in 2024. In addition, the Company has state NOL carryforwards and capital loss carryforwards, substantially all of which are reserved with a valuation allowance. The Company’s valuation allowance was $1.9 million, $2.7 million and $2.5 million as of December 26, 2003, December 27, 2002 and December 28, 2001, respectively, of which $1.0 million, if subsequently recognized, will be allocated to reduce goodwill.

11. Comprehensive Income:

Accumulated other comprehensive income (loss) balances were as follows:

	Successor December 26, 2003	Predecessor December 27, 2002

Foreign currency translation adjustment	$4,552	$(1,132)
Accumulated derivative net gain (loss), net of tax	75	(595)
Minimum pension liability, net of tax	(83)	(8,157)

	$4,544	$(9,884)

There were no tax effects related to the foreign currency translation adjustment component of other comprehensive loss for any year presented because the earnings of the subsidiaries are considered to be permanently invested. The tax effects related to the minimum pension liability component of other comprehensive income (loss) were not significant as of December 26, 2003, $4.0 million as of December 27, 2002 and $3.1 million as of December 28, 2001. The tax effects related to accumulated derivative net losses are disclosed in Note 8.

12.  Employee Retirement Plans:

The Company maintains a variety of retirement plans as follows:

U.S. Plans:

Defined Benefit:

The Company maintains a non-contributory defined benefit pension plan covering substantially all U.S. hourly employees.  The plan has a measurement date of January 1, 2003.

The following table sets forth the reconciliations of the projected benefit obligation and plan assets, the funded status of the plan and the amounts recognized in the Company’s consolidated balance sheets:

	Year ended December 26, 2003	Year ended December 27, 2002

Change in benefit obligation
Projected benefit obligation at beginning of year	$2,678	$2,142
Service cost	344	300
Interest cost	183	152
Plan amendments	18	—
Actuarial loss	338	203
Benefits paid	(75)	(119)
Projected benefit obligation at end of year	$3,486	$2,678
Accumulated benefit obligation	$3,486	$2,678

Change in plan assets
Fair value of plan assets at beginning of year	$2,223	$1,844
Actual gain (loss) on plan assets	416	(206)
Employer contributions	249	704
Benefits paid	(75)	(119)
Fair value of plan assets at end of year	$2,813	$2,223

Funded status	$(673)	$(455)
Unrecognized actuarial loss	74	1,115
Unrecognized prior service cost	7	214
Net amount recognized	$(592)	$874

Amounts recognized in the consolidated balance sheets
Other liabilities	$(673)	$(455)
Intangible asset	7	214
Accumulated other comprehensive loss	74	1,115
Net amount recognized in balance sheet	$(592)	$874

As a result of the application of the purchase method of accounting resulting from the 2003 Stock Transaction and subsequent issuance of senior subordinated notes, the unrecognized actuarial loss on the plan at the time of the 2003 Stock Transaction was reclassified from accumulated other comprehensive loss to additional paid-in capital.  The Company expects to contribute approximately $0.9 million to its U.S. plan during fiscal 2004.

Weighted average assumptions used in computing the benefit obligations are as follows:

	Successor December 26, 2003	Predecessor December 27, 2002
Weighted-average assumptions
Discount rate	6.25%	6.75%
Expected long-term rate of return on plan assets	8.00%	8.00%

Weighted average assumptions used in computing net periodic pension cost are as follows:

	Predecessor	Successor	Predecessor
	Five months ended May 23, 2003	Seven months ended December 26, 2003	Year ended December 27, 2002	Year ended December 28, 2001
Weighted-average assumptions
Discount rate	6.75%	6.75%	7.25%	7.75%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	8.00%

Net periodic pension costs for the plan include the following components:

	Predecessor	Successor	Predecessor
	Five months ended May 23, 2003	Seven months ended December 26, 2003	Year ended December 27, 2002	Year ended December 28, 2001
Components of net periodic pension cost
Service cost	$143	$201	$300	$267
Interest cost	76	107	152	130
Expected return on assets	(77)	(109)	(174)	(138)
Amortization of prior service cost	10	1	21	21
Recognized actuarial net loss	34	—	29	—
Net periodic pension cost	$186	$200	$328	$280

The following table sets forth the actual asset allocation for the plan as of December 26, 2003 and December 27, 2002, and the target asset allocation for the plan:

	Successor December 26, 2003	Predecessor December 27, 2002	Target

Equity securities	63.7%	60.1%	60.00%
Debt securities	35.2%	39.5%	37.00%
Cash and cash equivalents	1.1%	0.4%	3.00%

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The investment strategy of the plan is to ensure, over the long-term life of the plan, an adequate pool of assets along with contributions by the Company to support the benefit obligations to participants, retirees and beneficiaries. The Company desires to achieve market returns consistent with a prudent level of diversification. All investments are made solely in the interest of the plan’s participants and beneficiaries for the exclusive purposes of providing benefits to such participants and their beneficiaries and defraying the expenses related to administering the plan. The target allocation of all assets is to reflect proper diversification in order to reduce the potential of a single security or single sector of securities having a disproportionate impact on the portfolio. The Company utilizes an outside investment consultant and various publicly traded mutual funds to implement its investment strategy. Investment performance of plan assets is reviewed semi-annually and the investment objectives are evaluated over rolling four year time periods.

Defined Contribution:

The Company maintains three defined contribution retirement and savings plans, which also allow the employees to contribute a percentage of their pretax and/or after-tax income in accordance with specified guidelines. The Company matches a certain percentage of employee pre-tax contributions up to certain limits. Further, the plans provide for discretionary contributions by the Company based on years of service and age. The Company’s expense for the five months ended May 23, 2003, the seven months ended December 26, 2003 and the years ended December 27, 2002 and December 28, 2001, was approximately $0.7 million, $1.0 million, $1.5 million, and $1.5 million, respectively.

International Plans:

In addition to the above, the employees of Euramax Coated Products Limited and Ellbee Limited participate in a single employer pension plan (the “U.K. Plan”).

The following table sets forth the reconciliations of the projected benefit obligations and plan assets, the funded status of the U.K. Plan and amounts recognized in the Company’s consolidated balance sheets:

	Year ended December 26, 2003	Year ended December 27, 2002

Change in benefit obligation
Projected benefit obligation at beginning of year	$23,250	$22,032
Service cost	821	736
Interest cost	1,458	1,253
Employee contributions	420	318
Actuarial loss (gain)	1,582	(2,624)
Benefits paid	(836)	(626)
Currency translation adjustment	2,704	2,161
Projected benefit obligation at end of year	$29,399	$23,250
Accumulated benefit obligation at end of year	$27,475	$23,250

Change in plan assets
Fair value of plan assets at beginning of year	$11,625	$12,104
Actual gain (loss) on plan assets	2,131	(2,881)
Employer contributions	2,198	1,453
Employee contributions	420	318
Benefits paid	(836)	(626)
Currency translation adjustment	1,536	1,257
Fair value of plan assets at end of year	$17,074	$11,625

Funded status	$(12,325)	$(11,625)
Unrecognized actuarial net loss	420	11,383
Net amount recognized	$(11,905)	$(242)

Amounts recognized in the consolidated balance sheets
Other liabilities	$(11,905)	$(11,625)
Accumulated other comprehensive loss	—	11,383
Net amount recognized in balance sheet	$(11,905)	$(242)

As a result of the application of the purchase method of accounting resulting from the 2003 Stock Transaction and subsequent issuance of senior subordinated notes, the unrecognized actuarial loss on the plan at the time of the 2003 Stock Transaction was reclassified from accumulated other comprehensive loss to additional paid-in capital.

Weighted average assumptions used in the accounting for the U.K. plan include:

	Predecessor	Successor	Predecessor
	Five months ended May 23, 2003	Seven months ended December 26, 2003	Year ended December 27, 2002	Year ended December 28, 2001
Weighted-average assumptions
Discount rate	6.00%	6.00%	6.00%	6.25%
Rate of compensation increases	4.00%	4.00%	3.75%	4.00%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%	7.50%

Net periodic pension cost for the U.K. Plan includes the following components:

	Predecessor	Successor	Predecessor
	Five months ended May 23, 2003	Seven months ended December 26, 2003	Year ended December 27, 2002	Year ended December 28, 2001
Components of net periodic pension cost
Service cost	$342	$479	$736	$944
Interest cost	608	850	1,253	1,006
Expected return on assets	(390)	(546)	(989)	(971)
Recognized actuarial net loss	274	—	349	201
Net periodic pension cost	$834	$783	$1,349	$1,180

Supplemental Executive Retirement Plan:

The Company has two unfunded supplemental retirement plans for members of management. At December 26, 2003 and December 27, 2002, the accrued liability for future benefits under the plans was $1.7 million and $1.1 million, respectively. Benefits expense for the plan totaled $0.2 million, $0.3 million and $0.1 million in 2003, 2002 and 2001, respectively.

13.  Incentive Plans:

Incentive Compensation Plan

The Company has an incentive compensation plan that covers key employees. The costs of the plan are computed in accordance with a formula that incorporates EBITDA (as defined in the plan) and return on average net assets. Costs of the plan for five months ended May 23, 2003, the seven months ended December 26, 2003 and years ended December 27, 2002 and December 28, 2001, were approximately $1.0 million, $1.6 million, $3.7 million, and $2.8 million, respectively.

Long-Term Incentive Plan

In 1998, the Company established the Euramax International 1999 Phantom Stock Plan, or the Phantom Stock Plan, which was effective January 1, 1999. The purpose of the Phantom Stock Plan was to link the interests of the participants to those of the Company’s shareholders through compensation that is tied to the increase in the equity value of the Company from January 1, 1999 to December 31, 2003. Participation in the Phantom Stock Plan was limited to key executives and certain other management employees as approved, from time to time, by a Committee selected by the President.

The Plan provides for one-time awards of phantom shares to selected participants. A phantom share is a unit equal to 4% of the equity value of the Company, as defined by the Phantom Stock Plan, divided by 40,000 (the maximum number of phantom shares that may be awarded to participants under the Phantom Stock Plan). A phantom share entitles the participant to receive compensation equal to the value of a phantom share on December 31, 2003, minus the value of a phantom share at the date of grant, all as defined by the Phantom Stock Plan. On January 1, 1999, 36,000 of the phantom shares were granted, of which 26,547 shares and 31,385 shares remain outstanding as of December 26, 2003 and December 27, 2002, respectively. No additional grants of shares will be made under the Plan. Compensation expense accrues in the period from the date of grant to December 31, 2003, adjusted for changes in the value of the phantom shares. Compensation expense in connection with the Phantom Stock Plan for the five months ended May 23, 2003, the seven months ended December 26, 2003, and the year ended December 27, 2002 was $0.3 million, $2.7 million and $2.2 million, respectively.  No amounts were recorded during fiscal year 2001 because the value of a phantom share as of December 28, 2001 was less than the value on the date of grant. The value of the awards became fixed on December 31, 2003. As of December 26, 2003, the Company had a liability of $5.2 million under the Phantom Stock Plan. Compensation will be paid out in four equal payments during the first quarter of 2004 through 2007, unless there is a change in control; a listing of the Company’s shares; or the death or disability of the participant; in which case the compensation will be paid out immediately. Participants that are not employees of the Company on the date compensation is paid out will forefeit their compensation.

14.  Commitments and Contingencies:

Minimum commitments under long-term noncancelable operating leases, principally for operating and office facilities at December 26, 2003 were as follows:

2004	$7,713
2005	6,660
2006	4,338
2007	3,248
2008	2,013
Thereafter	3,010
$26,982

Rent expense amounted to $3.2 million, $5.3 million, $6.8 million and $5.5 million for the five months ended May 23, 2003, the seven months ended December 26, 2003, and the years ended December 27, 2002 and December 28, 2001, respectively.

Raw Material Commitments

To assure continuity of supply, the Company negotiates contracts for minimum annual purchases of aluminum from several suppliers. Commitments for minimum annual purchases are typically at an agreed upon cost to convert aluminum ingot into coil. At December 26, 2003, the value of such minimum purchase commitments was approximately $26.0 million. In addition, to ensure a margin on specific sales, the Company may commit to purchase aluminum ingot or coil at a fixed market price for future delivery. At December 26, 2003, such fixed price purchase commitments were approximately $32.1 million.  All of the Company’s aluminum purchase commitments expire in 2004.

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

In connection with the acquisition of the Company from Alumax, the Company was indemnified by Alumax for substantially all of its costs, if any, related to specifically identified environmental matters arising prior to the closing date of the acquisition during the period of time it was owned directly or indirectly by Alumax. Such indemnification includes costs that may ultimately be incurred to contribute to the remediation of certain specified existing National Priorities List sites for which the Company had been named a potentially responsible party under the federal Comprehensive Environmental Response, Compensation, and Liability Information System as of the closing date of the acquisition, as well as certain potential costs for sites listed on state hazardous cleanup lists. The Company does not believe that it has any significant probable liability for environmental claims. Further, the Company believes it to be unlikely that the Company would be required to bear environmental costs in excess of its pro rata share of such costs as a potentially responsible party at any site.

The facility that Berger Brothers Company (“Berger”) leases in Ivyland, Pennsylvania has contaminated groundwater as a result of the migration from an adjacent property which was formerly the Naval Air Warfare Center, currently an NPL site under CERCLA.  The United States Navy is conducting a clean-up of the Naval Air Warfare Center NPL site under the Environmental Protection Agency’s supervision.  The owner/landlord of the Berger property obtained liability protection under Pennsylvania’s Brownfield Law by demonstrating to the Commonwealth of Pennsylvania that the contamination is from an off-site source, and under Pennsylvania law that protection benefits the tenant as well.  Moreover, under Berger’s lease, the landlord retained any liability for this contamination.  Accordingly, although the facility leased by Berger is on an NPL site, the effects of this contamination would not reasonably be expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Product Warranties

The Company provides warranties on certain products.  The warranty periods differ depending on the product, but generally range from one year to limited lifetime warranties.  The company provides accruals for warranties based on historical experience and expectations of future occurrence. A summary of the changes in the product warranty accrual follows:

	Predecessor	Successor	Predecessor
	Five months ended May 23, 2003	Seven months ended December 26, 2003	Year ended December 27, 2002	Year ended December 28, 2001

Beginning balance	$2,809	$3,394	$2,389	$2,300
Payments made or service provided	(720)	(2,497)	(2,611)	(1,867)
Warranty expense	1,119	2,963	2,764	2,046
Change related to changes in foreign currency exchange rates	186	133	267	(90)

Ending balance	$3,394	$3,993	$2,809	$2,389

15.  Segment Information:

The Company’s acquisition of Berger Holdings, Ltd. on November 25, 2003 led to an assessment of operating segments that resulted in the Company’s identification of the U.S. Fabrication Roof Drainage operating segment. The business activities included in the U.S. Fabrication Roof Drainage operating segment were previously included in the U.S. Fabrication segment. Accordingly, segment information has been revised to conform to the Company’s revised segments. Our reportable segments are as follows:

European Roll Coating – The European Roll Coating facilities primarily roll coat aluminum and steel sheet and coil for RV manufacturers, transportation manufacturers and building panel manufacturers.

U.S. Fabrication Roof Drainage – The U.S. Fabrication Roof Drainage facilities primarily fabricate coated aluminum and steel coil to produce gutters, downspouts, soffit, fascia, gutter accessories and other products. Such products are primarily sold to home centers, distributors and home improvement contractors.

U.S. Fabrication Building Materials – The U.S. Building Materials facilities primarily fabricate coated aluminum and steel coil to produce roofing and siding panels, doors, windows, vehicle sidewalls and other products. Such products are primarily sold to RV manufacturers, rural contractors, home improvement contractors, industrial and architectural contractors and manufactured housing producers.

European Fabrication – The European Fabrication facilities primarily fabricate aluminum extrusions and glass to produce windows, doors, shower enclosures, sunroofs and other products. Such products are primarily sold to transporation manufacturers, distributors, home centers and industrial and architectural contactors.

The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” Segment data includes intersegment revenues. The Company evaluates the performance of its segments and allocates resources to them based primarily on EBITDA.

The Company is organized primarily on the basis of seven operating segments. Certain operating segments with similar economic characteristics have been aggregated according to similarity of products, nature of production processes, types of customers and product distribution methods. Two European subsidiaries have been aggregated into the European Roll Coating segment, two U.S. subsidiaries have been aggregated into the U.S. Fabrication Building Materials segment and two European subsidiaries have been aggregated into the European Fabrication segment. The U.S. Fabrication Roof Drainage operating segment is reported separately. The table below presents information about reported segments for the five months ended May 23, 2003, the seven months ended December 26, 2003, and the years ended December 27, 2002 and December 28, 2001. Expenses and assets that are not segment specific relate to holding company and business development activities conducted for the overall benefit of the Company and, accordingly, are not attributable to the Company’s segments.

	Predecessor	Successor	Predecessor
	Five months ended May 23, 2003	Seven months ended December 26, 2003	Year ended December 27, 2002	Year ended December 28, 2001

Sales
European Roll Coating	$60,719	$97,729	$131,154	$129,824
U.S. Fabrication Roof Drainage	54,415	126,904	152,678	145,176
U.S. Fabrication Building Materials	107,617	200,571	291,068	263,736
European Fabrication	39,913	61,708	69,705	58,891
Total segment sales	262,664	486,912	644,605	597,627

Eliminations	(2,049)	(3,224)	(5,456)	(4,510)
Consolidated net sales	$260,615	$483,688	$639,149	$593,117

EBITDA
European Roll Coating	$9,508	$12,688	$15,639	$14,649
U.S. Fabrication Roof Drainage	5,901	18,769	21,557	20,157
U.S. Fabrication Building Materials	5,860	11,797	24,291	14,542
European Fabrication	4,489	6,280	7,815	7,195
Total EBITDA for reportable segments	25,758	49,534	69,302	56,543

Expenses that are not segment specific	790	(4,372)	(1,297)	(3,479)
Depreciation and amortization	(6,276)	(10,639)	(13,968)	(17,555)
Interest expense, net	(9,126)	(12,659)	(22,748)	(25,258)
Consolidated net earnings before income taxes	$11,146	$21,864	$31,289	$10,251

	Successor December 26, 2003	Predecessor December 27, 2002
ASSETS
European Roll Coating	$153,921	$107,185
U.S. Fabrication Roof Drainage	163,870	105,121
U.S. Fabrication Building Materials	153,513	129,847
European Fabrication	96,107	64,258
Assets that are not segment specific	41,418	10,029

Total assets	$608,829	$416,440

The following table reflects revenues from external customers by markets for the periods indicated. Revenues from external customers by groups of similar products have not been provided as it is impracticable for the Company to do so.

		Predecessor	Successor	Predecessor
Customers/Markets	Primary Products	Five months ended May 23, 2003	Seven months ended December 26, 2003	Year ended December 27, 2002	Year ended December 28, 2001

Original Equipment Manufacturers (“OEMs”)	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; RV doors, windows and roofing; and composite building panels	$120,289	$186,132	$264,447	$241,314

Rural Contractors	Steel and aluminum roofing and siding	38,980	85,880	130,758	120,082

Home Centers	Raincarrying systems, roofing accessories, windows, doors and shower enclosures	51,129	110,997	129,943	130,539

Manufactured Housing	Steel siding and trim components	8,031	13,189	19,373	24,359

Distributors	Metal coils, raincarrying systems and roofing accessories	12,084	29,880	25,611	14,215

Industrial and Architectural Contractors	Standing seam panels and siding and roofing accessories	9,183	17,362	17,063	17,928

Home Improvement Contractors	Vinyl replacement windows; metal coils, raincarrying systems; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings	20,919	40,248	51,954	44,680
		$260,615	$483,688	$639,149	$593,117

The following table reflects goodwill balances and activity by reportable segment for the years ended December 26, 2003 and December 27, 2002:

	European Roll Coating	U.S. Fabrication Roof Drainage	U.S. Fabrication Building Materials	European Fabrication	Total

Predecessor balance at December 28, 2001	$16,412	$49,585	$35,930	$5,331	$107,258

Foreign exchange translation	2,975	—	—	566	3,541
Predecessor balance at December 27, 2002	19,387	49,585	35,930	5,897	110,799

2003 Stock Transaction	13,296	10,682	13,971	5,049	42,998
Berger Holdings acquisition	—	18,674	—	—	18,674
Foreign exchange translation	4,286	—	—	1,023	5,309
Other	—	(462)	(924)	—	(1,386)
Successor balance at December 26, 2003	$36,969	$78,479	$48,977	$11,969	$176,394

The following table reflects sales and long-lived asset information by geographic area for the periods indicated:

	Sales
	Predecessor five months ended May 23, 2003	Successor seven months ended December 26, 2003	Predecessor year ended December 27, 2002	Predecessor year ended December 28, 2001

United States	$161,050	$325,934	$440,901	$406,799
The Netherlands	40,277	67,656	84,388	82,614
United Kingdom	39,025	56,733	79,293	74,579
France	20,263	33,365	34,567	29,125
	$260,615	$483,688	$639,149	$593,117

	Long-Lived Assets
	Successor December 26, 2003	Predecessor December 27, 2002

United States	$207,525	$138,917
The Netherlands	69,483	41,756
United Kingdom	48,168	37,840
France	12,411	9,237
	$337,587	$227,750

Non-U.S. revenue is based on the country in which the legal subsidiary is domiciled. The Company’s largest customer accounted for 11.8% of 2003 and 2002 net sales. Sales from this customer are included in the Company’s U.S. Fabrication Roof Drainage and U.S. Fabrication Building Materials segments. As of December 26, 2003, this customer had an outstanding trade receivable balance of $10.4 million. No other customer represented greater than ten percent of the Company’s revenues in any period presented.

16.  Related Party Transactions

2003 Stock Transaction

The Company entered into a stock purchase agreement on April 15, 2003, with CVCEP, certain affiliates of CVCEP, CVC Europe, BNP Paribas and certain other stockholders. Pursuant to the stock purchase agreement, on June 12, 2003, CVCEP and its affiliates acquired from the Company’s former stockholders, CVC Europe and BNP Paribas, and certain members of management, 265,762.48 shares of common stock, or approximately 54% of the Company’s common stock. In connection with the 2003 Stock Transaction, the Company sold 883.75 shares of common stock directly to CVCEP for $353,500. The Company also agreed to pay the out of pocket fees and expenses of CVCEP and CVC Europe, which in aggregate were approximately $3.8 million, and gave certain customary indemnities in favor of CVCEP under the stock purchase agreement. CVCEP is an affiliate of CVC, which owned approximately 34.5% of the Company’s common stock at the time of the 2003 Stock Transaction. CVC has subsequently transferred these shares to Court Square Capital, Ltd., or Court Square, which, like CVC, is an indirect wholly-owned subsidiary of Citigroup, Inc.

Repurchases of Common Stock

In connection with the retirement of certain key employees from the Company, the Company repurchased 6,649.2 shares of Euramax International Class A common stock in 2003, for approximately $2.6 million in the aggregate.

The Company has entered into an agreement with Court Square, dated as of February 12, 2004, pursuant to which it has agreed to repurchase all of its outstanding common stock held by Court Square, or 169,680.62 shares, totaling an aggregate repurchase price of approximately $67.9 million. This transaction is subject to restrictions contained in the indenture to the 8.50% Notes and in the senior secured credit facility. The Company expects to complete this transaction on or before April 30, 2004.

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

Advisory Agreement

In connection with the 2003 Stock Transaction, the Company entered into an advisory agreement with CVC Management LLC, or CVC Management, pursuant to which CVC Management may provide financial, advisory and consulting services to the Company. In exchange for these services, CVC Management will be entitled to an annual advisory fee. CVC Management’s annual advisory fee will be the greater of $0.6 million per year or 1% of the Company’s consolidated EBITDA (as defined in the advisory agreement), plus out-of-pocket expenses. Annual advisory fees in excess of $1.0 million are subject to the consent of the Company’s lenders under the credit facility. In December 2003, the Company paid $0.8 million to CVC Management for the 2003 annual advisory fee. The Company has also agreed to pay CVC Management a transaction fee in connection with the consummation of each acquisition, divestiture or financing, including any refinancing, by the Company or any of its subsidiaries, in an amount equal to 1% of the value of the transaction, plus reasonable out-of-pocket expenses. Pursuant to the advisory agreement, the Company paid CVC Management a $1.0 million transaction fee in July 2003 in connection with services provided in connection with the 2003 Stock Transaction, a $2.0 million transaction fee in August 2003 in connection with the issuance and sale of the 8.5% Notes and a $1.45 million transaction fee in October 2003 in connection with the amendment and restatement of the senior secured credit facility. These transaction fees were capitalized. This advisory agreement has an initial term of ten years following the close of the 2003 Stock Transaction, subject to automatic one year extensions thereafter unless terminated by either party upon written notice 90 days prior to the expiration of the initial term or any extension thereof. The advisory agreement automatically terminates on a change of control or an initial public offering of the Company’s common stock. There are no minimum levels of service required to be provided pursuant to the advisory agreement. The advisory agreement includes customary indemnification provisions in favor of CVC Management.

17.  Supplemental Consolidated Financial Statements:

On August 6, 2003, Euramax International, Inc. and Euramax International Holdings B.V. (each a “Co-Obligor”) issued the 8.50% Notes. Each of the domestic restricted subsidiaries, as defined in the related bond indenture (the “Guarantor Subsidiaries”), fully and unconditionally guarantee the obligations of the Co-Obligors. The following supplemental consolidating financial statements as of December 26, 2003 and December 27, 2002, and for the five months ended May 23, 2003, seven months ended December 26, 2003 and years ended December 27, 2002 and December 28, 2001, reflect the financial position, results of operations, and cash flows of each of the Co-Obligors, and such combined information of the Guarantor Subsidiaries and the non-guarantor subsidiaries, as if the guarantor structure of the 8.50% Notes had been outstanding for each period. Euramax International Holdings B.V. was not acquired until July 17, 2003 and had no operations and had no assets or liabilities until August 6, 2003.

	Predecessor five months ended May 23, 2003
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$—	$—	$161,065	$99,851	$(301)	$260,615

Costs and expenses:
Cost of goods sold	—	—	130,949	77,772	(301)	208,420
Selling and general	393	—	17,473	8,287	—	26,153
Depreciation and amortization	—	—	3,307	2,969	—	6,276

(Loss) earnings from operations	(393)	—	9,336	10,823	—	19,766

Equity in earnings of subsidiaries	8,980	—	—	(53)	(8,927)	—
Interest expense, net	(1,745)	—	(1,466)	(5,915)	—	(9,126)
Internal interest (income) expense, net	(1,120)	—	(2,931)	4,051	—	—
Other income (expense), net	—	—	103	403	—	506

Earnings before income taxes	5,722	—	5,042	9,309	(8,927)	11,146

(Benefit) provision for income taxes	(1,170)	—	2,253	3,171	—	4,254

Net earnings	$6,892	$—	$2,789	$6,138	$(8,927)	$6,892

	Successor seven months ended December 26, 2003
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$—	$—	$326,001	$158,213	$(526)	$483,688

Costs and expenses:
Cost of goods sold	—	—	262,919	126,436	(526)	388,829
Selling and general	2,379	—	33,770	13,500	—	49,649
Depreciation and amortization	—	—	5,485	5,154	—	10,639

(Loss) earnings from operations	(2,379)	—	23,827	13,123	—	34,571

Equity in earnings of subsidiaries	18,610	—	—	108	(18,718)	—
Interest expense, net	(5,900)	(2,223)	(965)	(3,571)	—	(12,659)
Internal interest (income) expense, net	(679)	2,041	(3,956)	2,594	—	—
Other income (expense), net	2,579	1,098	140	(3,865)	—	(48)

Earnings before income taxes	12,231	916	19,046	8,389	(18,718)	21,864

(Benefit) provision for income taxes	(2,525)	315	6,786	2,532	—	7,108

Net earnings	$14,756	$601	$12,260	$5,857	$(18,718)	$14,756

	Predecessor year ended December 27, 2002
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$—	$—	$440,901	$198,712	$(464)	$639,149

Costs and expenses:
Cost of goods sold	—	—	350,601	158,117	(464)	508,254
Selling and general	2,039	—	44,045	17,509	—	63,593
Depreciation and amortization	—	—	7,831	6,137	—	13,968

(Loss) earnings from operations	(2,039)	—	38,424	16,949	—	53,334

Equity in earnings of subsidiaries	25,793	—	—	60	(25,853)	—
Interest expense, net	(4,224)	—	(4,111)	(14,413)	—	(22,748)
Internal interest (income) expense, net	(1,909)	—	(6,256)	8,165	—	—
Other (expense) income, net	—	—	(134)	837	—	703

Earnings before income taxes	17,621	—	27,923	11,598	(25,853)	31,289

(Benefit) provision for income taxes	(2,236)	—	9,787	3,881	—	11,432

Net earnings	$19,857	$—	$18,136	$7,717	$(25,853)	$19,857

	Predecessor year ended December 28, 2001
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$—	$—	$406,835	$186,776	$(494)	$593,117

Costs and expenses:
Cost of goods sold	—	—	327,891	150,473	(494)	477,870
Selling and general	1,251	—	43,186	14,793	—	59,230
Depreciation and amortization	—	—	11,549	6,006	—	17,555

(Loss) earnings from operations	(1,251)	—	24,209	15,504	—	38,462

Equity in earnings of subsidiaries	9,122	—	—	(210)	(8,912)	—
Interest expense, net	(4,187)	—	(6,348)	(14,723)	—	(25,258)
Internal interest (income) expense, net	(1,297)	—	(6,678)	7,975	—	—
Other expense, net	(19)	—	(2,366)	(568)	—	(2,953)

Earnings before income taxes	2,368	—	8,817	7,978	(8,912)	10,251

(Benefit) provision for income taxes	(2,362)	—	3,942	3,941	—	5,521

Net earnings	$4,730	$—	$4,875	$4,037	$(8,912)	$4,730

	Successor as of December 26, 2003
	Euramax International, Inc. (Co-Obligor)	Euramax International Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$21	$19,408	$28,798	$—	$48,227
Accounts receivable, net	—	—	56,753	64,936	—	121,689
Inventories	—	—	59,249	30,294	—	89,543
Deferred income taxes	111	—	6,207	—	—	6,318
Other current assets	—	—	997	873	—	1,870
Total current assets	111	21	142,614	124,901	—	267,647
Property, plant and equipment, net	—	—	64,865	76,572	—	141,437
Amounts due from affiliates	144,695	62,932	21,792	37,924	(267,343)	—
Goodwill, net	—	—	127,457	48,937	—	176,394
Investment in consolidated subsidiaries	277,405	—	—	1,110	(278,515)	—
Deferred income taxes	75	—	3	3,517	—	3,595
Other assets	5,723	2,866	9,478	1,689	—	19,756
	$428,009	$65,819	$366,209	$294,650	$(545,858)	$608,829
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$436	$—	$—	$436
Accounts payable	—	—	49,817	41,872	—	91,689
Accrued expenses	782	—	26,097	12,525	—	39,404
Accrued interest payable	4,477	2,092	129	370	—	7,068
Income taxes payable	(4,720)	(71)	3,686	4,936	—	3,831
Deferred income taxes	—	—	—	936	—	936
Current maturities of long-term debt	—	—	436	7,051	—	7,487
Total current liabilities	539	2,021	80,601	67,690	—	150,851
Long-term debt, less current maturities	137,255	62,745	2,299	29,508	—	231,807
Amounts due to affiliates	121,004	2	122,504	23,833	(267,343)	—
Deferred income taxes	—	398	14,308	14,576	—	29,282
Other liabilities	—	—	5,355	21,584	—	26,939
Total liabilities	258,798	65,166	225,067	157,191	(267,343)	438,879
Shareholders’equity:
Class A common stock	500	21	1	35,000	(35,022)	500
Additional paid-in capital	155,866	—	125,681	78,066	(204,118)	155,495
Treasury stock	(1,964)	—	—	—	—	(1,964)
Restricted stock	(3,381)	—	—	—	—	(3,381)
Retained earnings	14,756	601	15,468	10,266	(26,335)	14,756
Accumulated other comprehensive income (loss)	3,434	31	(8)	14,127	(13,040)	4,544
Total shareholders’ equity	169,211	653	141,142	137,459	(278,515)	169,950
	$428,009	$65,819	$366,209	$294,650	$(545,858)	$608,829

	Predecessor as of December 27, 2002
	Euramax International, Inc. (Co-Obligor)	Euramax International Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$560	$11,086	$—	$11,646
Accounts receivable, net	—	—	39,466	49,042	—	88,508
Inventories	—	—	53,816	24,664	—	78,480
Deferred income taxes	508	—	3,396	—	—	3,904
Other current assets	—	—	697	480	—	1,177
Total current assets	508	—	97,935	85,272	—	183,715
Property, plant and equipment, net	—	—	51,138	60,899	—	112,037
Amounts due from affiliates	102,124	—	151,508	75,701	(329,333)	—
Goodwill, net	—	—	85,515	25,284	—	110,799
Investment in consolidated subsidiaries	153,844	—	—	63,308	(217,152)	—
Deferred income taxes	—	—	435	4,540	—	4,975
Other assets	—	—	2,264	2,650	—	4,914
	$256,476	$—	$388,795	$317,654	$(546,485)	$416,440
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$1,880	$—	$—	$1,880
Accounts payable	—	—	25,856	31,248	—	57,104
Accrued expenses	767	—	17,689	9,701	—	28,157
Accrued interest payable	1,047	—	264	2,967	—	4,278
Income taxes payable	(3,036)	—	648	3,199	—	811
Deferred income taxes	—	—	184	821	—	1,005
Total current liabilities	(1,222)	—	46,521	47,936	—	93,235
Long-term debt, less current maturities	37,216	—	31,700	128,056	—	196,972
Amounts due to affiliates	133,239	—	173,467	22,627	(329,333)	—
Deferred income taxes	614	—	7,356	11,451	—	19,421
Other liabilities	—	—	3,940	16,653	—	20,593
Total liabilities	169,847	—	262,984	226,723	(329,333)	330,221
Shareholders’equity:
Class A common stock	456	—	1	35,000	(35,001)	456
Class B convertible common stock	44	—	—	—	—	44
Additional paid-in capital	65,218	—	64,767	61,480	(138,245)	53,220
Treasury stock	(2,056)	—	—	—	—	(2,056)
Retained earnings (deficit)	27,652	—	62,672	(1,730)	(44,155)	44,439
Accumulated other comprehensive loss	(4,685)	—	(1,629)	(3,819)	249	(9,884)
Total shareholders’ equity	86,629	—	125,811	90,931	(217,152)	86,219
	$256,476	$—	$388,795	$317,654	$(546,485)	$416,440

	Predecessor five months ended May 23, 2003
	Euramax International, Inc. (Co-Obligor)	Euramax International Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Cash flows from operating activities:

Net earnings	$6,892	$—	$2,789	$6,138	$(8,927)	$6,892
Reconciliation of net earnings to cash (used in) provided by operating activities:
Depreciation and amortization	—	—	3,307	2,969	—	6,276
Amortization of deferred finance fees	—	—	228	335	—	563
Provision for doubtful accounts	—	—	90	122	—	212
Foreign exchange gain	—	—	—	(405)	—	(405)
Loss (gain) on sale of assets	—	—	6	(38)	—	(32)
Deferred income taxes	26	—	107	2,029	—	2,162
Dividends received	—	—	—	62,253	(62,253)	—
Equity in (earnings) loss of subsidiaries	(8,980)	—	—	53	8,927	—
Changes in operating assets and liabilities	(1,534)	—	(16,084)	(10,095)	—	(27,713)
Net cash (used in) provided by operating activities	(3,596)	—	(9,557)	63,361	(62,253)	(12,045)

Cash flows from investing activites:
Proceeds from sale of assets	—	—	7	28	—	35
Capital expenditures	—	—	(2,283)	(2,661)	—	(4,944)

Net cash used in investing activities	—	—	(2,276)	(2,633)	—	(4,909)

Cash flows from financing activities:
Changes in cash overdrafts	—	—	2,603	—	—	2,603
Net borrowings on revolving credit facility	—	—	16,800	1,464	—	18,264
Dividends paid	—	—	(62,253)	—	62,253	—
Deferred finance fees	—	—	(71)	(45)	—	(116)
Purchase of treasury stock	(2,556)	—	—	—	—	(2,556)
Due (to) from affiliates	6,152	—	54,864	(61,016)	—	—
Net cash provided by (used in) financing activities	3,596	—	11,943	(59,597)	62,253	18,195

Effect of exchange rate changes on cash	—	—	—	778	—	778

Net increase in cash and cash equivalents	—	—	110	1,909	—	2,019

Cash and cash equivalents at beginning of period	—	—	560	11,086	—	11,646

Cash and cash equivalents at end of period	$—	$—	$670	$12,995	$—	$13,665

Supplemental cash flow information:
Income taxes paid, net	$7	$—	$104	$1,150	$—	$1,261
Interest paid, net	$2,093	$—	$1,055	$6,462	$—	$9,610

	Successor seven months ended December 26, 2003
	Euramax International, Inc. (Co-Obligor)	Euramax International Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Cash flows from operating activities:

Net earnings	$14,756	$601	$12,260	$5,857	$(18,718)	$14,756
Reconciliation of net earnings to cash (used in) provided by operating activities:
Depreciation and amortization	—	—	5,485	5,154	—	10,639
Amortization of deferred finance fees	281	132	356	265	—	1,034
Amortization of restricted stock grants	447	—	—	—	—	447
Loss on redemption of 11.25% Notes	1,142	—	—	928	—	2,070
Provision for doubtful accounts	—	—	814	(214)	—	600
Foreign exchange (gain) loss	(1,922)	(1,098)	—	1,677	—	(1,343)
Loss (gain) on sale of assets	—	—	33	(34)	—	(1)
Deferred income taxes	453	379	1,728	(3,638)	—	(1,078)
Equity in (earnings) loss of subsidiaries	(18,610)	—	—	(108)	18,718	—
Changes in operating assets and liabilities	2,363	1,805	37,605	8,112	—	49,885
Net cash (used in) provided by operating activities	(1,090)	1,819	58,281	17,999	—	77,009

Cash flows from investing activites:
Proceeds from sale of assets	—	—	28	265	—	293
Contributed capital to subsidiaries	(33,201)	—	—	—	33,201	—
Purchase of businesses	—	—	(35,256)	—	—	(35,256)
Capital expenditures	—	—	(2,163)	(2,966)	—	(5,129)

Net cash used in investing activities	(33,201)	—	(37,391)	(2,701)	33,201	(40,092)

Cash flows from financing activities:
Changes in cash overdrafts	—	—	(4,477)	—	—	(4,477)
Net (repayments) borrowings on revolving credit facility	—	—	(48,500)	(33,179)	—	(81,679)
Repayment of long-term debt, including premium	(38,920)	—	(14)	(99,598)	—	(138,532)
Issuance of long-term debt	137,255	62,745	—	34,990	—	234,990
Expenses relating to the 2003 Stock Transaction	(3,171)	—	—	—	—	(3,171)
Issuance of common stock from shares held in treasury	354	21	—	—	(21)	354
Dividends paid	—	—	—	—	—	—
Deferred financing fees	(6,020)	(2,704)	(2,437)	(979)	—	(12,140)
Purchase of treasury stock	(80)	—	—	—	—	(80)
Contributed capital from parent	—	—	33,180	—	(33,180)	—
Due (to) from affiliates	(55,127)	(61,834)	20,096	96,865	—	—
Net cash provided by (used in) financing activities	34,291	(1,772)	(2,152)	(1,901)	(33,201)	(4,735)

Effect of exchange rate changes on cash	—	(26)	—	2,406	—	2,380

Net increase in cash and cash equivalents	—	21	18,738	15,803	—	34,562

Cash and cash equivalents at beginning of period	—	—	670	12,995	—	13,665

Cash and equivalents at end of period	$—	$21	$19,408	$28,798	$—	$48,227

Supplemental cash flow information:
Income taxes paid, net	$1,341	$—	$277	$3,907	$—	$5,525
Interest paid, net	$1,839	$—	$627	$4,444	$—	$6,910

	Predecessor year ended December 27, 2002
	Euramax International, Inc. (Co-Obligor)	Euramax International Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Cash flows from operating activities:

Net earnings	$19,857	$—	$18,136	$7,717	$(25,853)	$19,857
Reconciliation of net earnings to cash (used in) provided by operating activities:
Depreciation and amortization	—	—	7,831	6,137	—	13,968
Amortization of deferred finance fees	—	—	612	707	—	1,319
Provision for doubtful accounts	—	—	(82)	(95)	—	(177)
Foreign exchange gain	—	—	—	(796)	—	(796)
Loss (gain) on sale of assets	—	—	585	(33)	—	552
Deferred income taxes	229	—	4,356	(311)	—	4,274
Dividends received	—	—	—	50	(50)	—
Equity in (earnings) loss of subsidiaries	(25,793)	—	—	(60)	25,853	—
Changes in operating assets and liabilities	(140)	—	(11,571)	(1,868)	—	(13,579)
Net cash (used in) provided by operating activities	(5,847)	—	19,867	11,448	(50)	25,418

Cash flows from investing activites:
Proceeds from sale of assets	—	—	447	45	—	492
Capital expenditures	—	—	(4,817)	(3,446)	—	(8,263)

Net cash used in investing activities	—	—	(4,370)	(3,401)	—	(7,771)

Cash flows from financing activities:
Changes in cash overdrafts	—	—	461	—	—	461
Net borrowings (repayments) on revolving credit facility	—	—	27,200	(3,392)	—	23,808
Repayment of long-term debt	—	—	(33,910)	(5,042)	—	(38,952)
Proceeds from settlement of currency agreement	—	—	—	2,790	—	2,790
Dividends paid	—	—	(50)	—	50	—
Deferred finance fees	—	—	(931)	(599)	—	(1,530)
Purchase of treasury stock	(475)	—	—	—	—	(475)
Due (to) from affiliates	6,322	—	(8,055)	1,733	—	—
Net cash provided by (used in) financing activities	5,847	—	(15,285)	(4,510)	50	(13,898)

Effect of exchange rate changes on cash	—	—	—	2,000	—	2,000

Net increase in cash and cash equivalents	—	—	212	5,537	—	5,749

Cash and cash equivalents at beginning of period	—	—	348	5,549	—	5,897

Cash and cash equivalents at end of period	$—	$—	$560	$11,086	$—	$11,646

Supplemental cash flow information:
Income taxes paid, net	$4,354	$—	$348	$4,769	$—	$9,471
Interest paid, net	$4,187	$—	$3,107	$13,664	$—	$20,958

	Predecessor year ended December 28, 2001
	Euramax International, Inc. (Co-Obligor)	Euramax International Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Cash flows from operating activities:

Net earnings	$4,730	$—	$4,875	$4,037	$(8,912)	$4,730
Reconciliation of net earnings to cash (used in) provided by operating activities:
Depreciation and amortization	—	—	11,549	6,006	—	17,555
Amortization of deferred finance fees	—	—	590	543	—	1,133
Provision for doubtful accounts	—	—	1,731	32	—	1,763
Foreign exchange loss (gain)	19	—	127	(350)	—	(204)
Loss (gain) on sale of assets	—	—	148	(24)	—	124
Deferred income taxes	33	—	71	(75)	—	29
Dividends received	—	—	—	50	(50)	—
Equity in (earnings) loss of subsidiaries	(9,122)	—	—	210	8,912	—
Changes in operating assets and liabilities	509	—	13,839	(3,977)	—	10,371
Net cash (used in) provided by operating activities	(3,831)	—	32,930	6,452	(50)	35,501

Cash flows from investing activites:
Proceeds from sale of assets	—	—	1,119	45	—	1,164
Capital expenditures	—	—	(4,035)	(4,286)	—	(8,321)

Net cash used in investing activities	—	—	(2,916)	(4,241)	—	(7,157)

Cash flows from financing activities:
Changes in cash overdrafts	—	—	(290)	—	—	(290)
Net (repayments) borrowings on revolving credit facility	—	—	(6,300)	3,526	—	(2,774)
Repayment of long-term debt	—	—	(21,358)	(1,631)	—	(22,989)
Payment to terminate interest rate swap	—	—	(3,160)	—	—	(3,160)
Dividends paid	—	—	(50)	—	50	—
Deferred finance fees	—	—	(405)	—	—	(405)
Due (to) from affiliates	3,831	—	1,664	(5,495)	—	—
Net cash provided by (used in) financing activities	3,831	—	(29,899)	(3,600)	50	(29,618)

Effect of exchange rate changes on cash	—	—	—	(963)	—	(963)

Net increase in cash and cash equivalents	—	—	115	(2,352)	—	(2,237)

Cash and cash equivalents at beginning of period	—	—	233	7,901	—	8,134

Cash and cash equivalents at end of period	$—	$—	$348	$5,549	$—	$5,897

Supplemental cash flow information:
Income taxes paid, net	$—	$—	$296	$9,216	$—	$9,512
Interest paid, net	$3,900	$—	$4,062	$14,428	$—	$22,390

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Part III

Item 9A.  Controls and Procedures

As of December 26, 2003, based upon an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that as of the evaluation date, the Company’s disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports that if files or submits under the Securities and Exchange Act of 1934 (the “Exchange Act”) and (2) are adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms. Further, there were no changes in the Company’s internal controls over financial reporting identified in connection with that evaluation that occurred during the quarter ended December 26, 2003, that have materially affected or would be reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 10.  Directors, Executive Officers and Key Management

The following sets forth certain information with respect to the persons who are members of our Board of Directors, our executive officers and key management employees of our company and our subsidiaries.

Name	Age	Position
J. David Smith	55	Chief Executive Officer, President and Chairman of the Board

Mitchell B. Lewis	41	Executive Vice President and Corporate Business Development Director

R. Scott Vansant	41	Vice President, Secretary and Chief Financial Officer

Scott R. Anderson	41	President - Amerimax Building Products, Inc.

Dudley Rowe	45	President - Amerimax Home Products, Inc.

Rob Dresen	49	Managing Director - Euramax Coated Products B.V.

David C. Pugh	54	Managing Director - Ellbee Limited

Aloyse Wagener	56	Managing Director - Euramax Industries S.A.

Nick E. Dowd	46	President - Fabral, Inc.

Gerald Williams	48	Managing Director - Euramax Coated Products Limited

Stuart M. Wallis	58	Director

Joseph M. Silvestri	42	Director

Richard E. Mayberry, Jr.	50	Director

Paul E. Drack	76	Director

Thomas F. McWilliams	60	Director

J. David Smith has been Chief Executive Officer and a Director of our company since September 1996. In March 2002, Mr. Smith was named Chairman of the Board of Directors. Mr. Smith’s career in the fabricated products industry spans thirty-two years, starting with various operational responsibilities with Howmet Aluminum Corp. In 1983, through Alumax’s acquisition of Howmet, Mr. Smith became Alumax’s Vice President and General Manager of the Building Specialties Division and became President of Alumax Home and Specialty Products Group in 1988.  Mr. Smith became President of Alumax Fabricated Products in 1990 and was appointed a Vice President of Alumax in 1994.

Mitchell B. Lewis became Executive Vice President of our company in October 1998, Corporate Development Director in June 1998 and served as Group Vice President of Amerimax Building Products, Inc. and Fabral, Inc. since 1997. Prior to being appointed Group Vice President, he was President and General Manager of Amerimax Building Products, Inc. from 1993 to 1997 and Assistant General Manager of Amerimax Building Products, Inc. from 1991 to 1993. Prior to 1991, Mr. Lewis served as corporate counsel with Alumax, and, prior to joining Alumax, he practiced law, specializing in mergers and acquisitions.

R. Scott Vansant became Chief Financial Officer of our company in July 1998 and Vice President and Secretary in September 1996. He joined Alumax in 1991. From 1995 to 1996, Mr. Vansant served as Director of Internal Audit for Alumax. Mr. Vansant also served in various operational positions with Alumax Building Products, Inc., including serving as Controller of the division from 1993 to 1995. Prior to 1991, Mr. Vansant worked as a Certified Public Accountant for Ernst & Young LLP.

Scott R. Anderson became President of our subsidiary Amerimax Building Products, Inc. in October 1998. Mr. Anderson has served in various financial and operational roles since joining our company in 1987, including Operations Manager (1997 to 1998) and Controller (1995 to 1997) of Amerimax Building Products, Inc.

Dudley Rowe became President of our subsidiary Amerimax Home Products, Inc. in October 1999. Mr. Rowe has served in various sales and operational roles since joining our company in October 1980, including Sales Manager of Amerimax Home Products, Inc. from 1988 to 1999.

Rob Dresen became managing Director of our subsidiary Euramax Coated Products B.V. in January 2001. Mr. Dresen joined Euramax Coated Products BV in 1993 as Sales and Marketing Director. Prior to joining Euramax Coated Products B.V., Mr. Dresen spent 14 years in sales and marketing management for such international companies as Stork Screens International and Akrosit Europe.

David C. Pugh has been Managing Director of our subsidiary Ellbee Limited since 1996. Prior to the acquisition of Alumax’s fabricated products division, Mr. Pugh held several positions with Alumax, including Sales Director and Production Director of Ellbee Limited.

Aloyse R. Wagener joined our subsidiary Euramax Industries S.A. in July 1992 as Managing Director. From 1989 to 1992, Mr. Wagener was Managing Director of Para-Press in Luxembourg. Prior to 1989, Mr. Wagener held several positions with Para-Press, including Purchasing Director and Sales Director.

Nick E. Dowd became President of our subsidiary Fabral, Inc. in July 2000. Mr. Dowd served as Controller of our subsidiary Amerimax Building Products, Inc. from 1998 to 2000. Prior to 1998, Mr. Dowd served as Divisional President and General Manager for Waste Management, Inc.

Gerald Williams became Managing Director of our subsidiary Euramax Coated Products Limited in September 2002. Mr. Williams joined Euramax Coated Products Limited in October 1986 as Technical Manager. From 1991 to 2002, Mr. Williams held several positions, including Technical Director and Operations Director. Prior to 1986, Mr. Williams held the position of Technical Superintendent with British Steel.

Stuart M. Wallis became a director of our company and non-executive chairman of the Board of Directors in February 1997. Mr. Wallis stepped down as non-executive chairman in March 2002. Mr. Wallis served as Chief Executive for Fisons plc from 1994 to 1995 and is currently Chairman of Protherics plc, in addition to a number of private companies.

Joseph M. Silvestri became a director of our company upon consummation of the acquisition of Alumax’s fabricated products division in 1996.  Mr. Silvestri is a partner of Citigoup Venture Capital, where he has been employed since 1990. Mr. Silvestri is a director of MacDermid, Triumph Group and Worldspan, L.P.

Richard E. Mayberry, Jr. became a director of our company in January 2002. Mr. Mayberry has been employed by Citigroup Venture Capital since 1984 and has been a managing director of Citicorp Capital Investors, Ltd. since 1994. Mr. Mayberry is a director of a number of private companies.

Paul E. Drack became a director of our company in December 1996. Mr. Drack retired from AMAX Inc. in December 1993 after serving as President and Chief Operating Officer from 1991. From 1985 to 1991, Mr. Drack was employed in various positions with Alumax Inc. serving as President and Chief Executive Officer from 1986 to 1991. Mr. Drack serves as a director of Miller Industries, Inc.

Thomas F. McWilliams became a director of our company in June 2003. Since 1983, Mr. McWilliams has been affiliated with Citigroup Venture Capital and has served as vice president and a managing partner of Citigroup Venture Capital as well as a member of its investment committee. Mr. McWilliams also serves as a director of each of MMI Products, Inc., Royster-Clark, Inc., Ergo Science Corporation, Strategic Industries, Inc., and Polar Corporation.

Audit Committee Financial Expert

The Board of Directors of the Company acts in the capacity of an audit committee.  The Board of Directors has determined that it does not have an “audit committee financial expert” as that term is defined in the Securities and Exchange Commission rules and regulations. However, the Board of Directors believes that its members have demonstrated the capability of analyzing and evaluating the Company’s financial statements and understanding internal controls and procedures for financial reporting.  As the Board of Directors believes that its current members are collectively qualified to carry out all of the duties and responsibilities of the Board of Directors acting in the capacity of an audit committee, the Board does not believe that it is necessary at this time to actively search for an outside person to serve on the Board of Directors who would qualify as an audit committee financial expert.

Code of Ethics

The Board of Directors has not, as yet, adopted a code of ethics applicable to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or for persons performing similar functions. The Board of Directors believes that the Company’s existing internal control procedures and current business practices are adequate to promote honest and ethical conduct and to deter wrongdoing on the part of these executives.  The Company expects to implement during 2004 a code of ethics that will apply to these executives.  In accordance with applicable SEC rules, the code of ethics will be made publicly available.

Item 11.  Executive Compensation

The following table summarizes the compensation paid or accrued for fiscal years 2003, 2002 and 2001 to our chief executive officer and our executive officers earning in excess of $100,000 during fiscal year 2003 (each such person being referred to as a “named executive officer”).

Summary Compensation Table

		Annual Compensation		Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards (3)	All Other Compensation (1)(2)

J. David Smith, Chief Executive Officer, President and Director	2003	$490,625	$1,030,580	$1,352,240	$30,093
	2002	431,250	409,312	—	28,599
	2001	395,000	304,059	—	25,809

Mitchell B. Lewis, Executive Vice President and Corporate Business Development Director	2003	281,667	553,202	816,400	12,540
	2002	245,000	182,901	—	12,022
	2001	226,500	139,453	—	10,635

R. Scott Vansant, Vice President, Secretary and Chief Financial Officer	2003	235,333	461,002	816,400	12,505
	2002	206,000	153,786	—	11,934
	2001	189,250	116,519	—	10,555

(1)                                  Excludes certain perquisites received which do not exceed the lessor of $50,000 or ten percent of any named executive officer’s salary and bonus.

(2)                                  All other compensation for 2003 consists of the Company’s matching contributions to the defined contribution plan, term life insurance and discretionary Company contributions to the defined contribution plan based on age and years of service: J. David Smith earned $12,093 for term life insurance and $18,000 for the defined contribution plan; Mitchell B. Lewis earned $540 for term life insurance and $12,000 for the defined contribution plan; R. Scott Vansant earned $505 for term life insurance and $12,000 for the defined contribution plan.

(3)                                  There were no restricted stock awards outstanding at the end of fiscal 2002.

2003 Equity Compensation Plan

We have established an equity compensation program, the Euramax International, Inc. 2003 Equity Compensation Plan, or the 2003 Equity Plan, for the purposes of attracting and retaining valued employees. The 2003 Equity Plan seeks to accomplish these goals by offering certain management employees a greater stake in our success, and to encourage ownership of our stock by these employees. Under the 2003 Equity Plan, we have granted restricted shares of our Class A common stock to selected officers or other key employees. We have reserved 35,719.6 shares of Class A common stock for issuance under the 2003 Equity Plan. In connection with the 2003 Stock Transaction, we granted 9,569.6 shares of restricted Class A common stock and 25,750 options to purchase shares of our Class A common stock. See “Item 13. Certain Relationships and Related Transactions—2003 Stock Transaction” for more information.

The 2003 Equity Plan is administered by a committee designated by our board of directors, which shall have at least two members, each of whom shall be a “non-employee director” as defined in Rule 16b-3 under the Securities Exchange Act of 1934, or the Exchange Act, and an “outside director” as defined in Section 162(m) of the Internal Revenue Code of 1986, or the Code. The committee has full authority to act in selecting the eligible employees to whom awards of options or restricted stock may be granted. The committee will determine the times at which such awards of options or restricted stock may be granted, the time and matter in which options may be exercised, the type and amount of award that may be granted, the terms and conditions of awards that may be granted under the 2003 Equity Plan and the terms of agreements which will be entered into with employees designated to participate in the 2003 Equity Plan. However, in no event may the exercise price of any non-qualified options granted under the 2003 Equity Plan be less than the fair market value of the underlying shares on the grant date.

The 2003 Equity Plan permits the committee to grant both incentive stock options and non-qualified stock options, but all 25,750 options granted as of the date hereof are non-qualified stock options. The committee may determine the number of options granted to each participant, the exercise price of each option, the duration of the options (not to exceed ten years), vesting provisions and all other terms and conditions of such options in individual option agreements. The non-qualified stock option grant agreements in effect on the date hereof provide that each participant will vest in 20% of the shares subject to the option grant on each anniversary of the date of grant, until becoming 100% vested after 5 years. Non-qualified stock option grant agreements under the 2003 Equity Plan provide that upon termination of employment with us, the exercise period for vested options will generally be limited, except that vested options will be canceled immediately upon a termination for cause. The non-qualified stock option grant agreements provide for the cancellation of all unvested options upon termination of employment with us. Under the 2003 Equity Plan, if any options shares subject to an outstanding option grant are forfeited or if the option grant otherwise terminates without exercise, any of these forfeited or terminated option grant shares may be reissued at the discretion of the committee.

The 2003 Equity Plan also permits us to grant participants restricted shares of our Class A common stock. The committee will determine the number of shares of restricted stock granted to each participant, the period the restricted stock is unvested and subject to forfeiture and all other terms and conditions applicable to such restricted stock in individual restricted stock agreements. The restricted stock agreements in effect on the date hereof provide that the participant will vest in 100% of the restricted shares five years from the date of grant. If an employee voluntarily terminates his or her employment, the employee will forfeit any unvested shares of restricted stock. If employment is terminated for any reason other than voluntary termination, all unvested shares of the restricted stock shall be accelerated as of the date of the non-voluntary termination. All shares of restricted stock granted, and all shares acquired upon exercise of options granted, under the 2003 Equity Plan will be subject to the stockholders agreement described under “Item 13. Certain Relationships and Related Party Transactions—Stockholders Agreement.”

The 2003 Equity Plan provides that upon a change in control of our company, all restricted stock awards shall become fully vested, and each unexercised and outstanding option shall become immediately and fully vested and exercisable. All restricted stock awards shall also become fully vested in the event of an initial public offering of our common stock. Each option that is exercisable immediately prior to the change in control may be canceled in exchange for a payment in cash of an amount equal to the excess of the fair market value of the common stock underlying the option as of the date of the change in control over the exercise price. The committee may also decide that such options be terminated immediately prior to the change in control, provided that the participant fails to exercise the option within a specified period (of at least seven days) following receipt of written notice of the change in control and of our intention to terminate the option prior to such change in control. Alternatively, the committee may determine that in the event of a change in control, such options shall be assumed by the successor corporation, and shall be substituted with options involving the common stock of the successor corporation with equivalent value and with the terms and conditions of the substituted options being no less favorable than the options granted by us.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	$—	—

Equity compensation plans not approved by security holders	35,719.6	$400.00	400.0

Total	35,719.6	$400.00	400.0

Pension Plans

We sponsor a defined benefit plan, the Amerimax Companies Retirement Income Plan, or Retirement Plan, which is intended to qualify under section 401 of the Code. The Retirement Plan covers certain U.S. hourly employees on their employment commencement date. The benefits under this plan are based primarily on a benefit rate multiplied by a participant’s years of service.

The Retirement Plan provides normal retirement benefits at age 65 generally determined by multiplying the applicable benefit rate by the participant’s years of service. Benefit rates are determined from the applicable appendix of the plan pertaining to specific employee groups.

Generally, with a few exceptions, an employee who has reached age 60 with five years of service may elect to retire early with reduced benefits. The normal form of benefit under the Retirement Plan for an unmarried participant is a single life annuity and for a married participant is a joint and 50% survivor annuity. Other optional forms of benefit, which provide for actuarially reduced pensions, are also available. Under U.S. federal law for 2003, benefits from the Retirement Plan are limited to $160,000 per year.

As of December 26, 2003, the fair market value of the Retirement Plan’s assets was approximately $2.8 million. Both the plan’s FAS 87 accumulated benefit obligation, or ABO, and its projected benefit obligation, or PBO, was approximately $3.5 million. Accordingly, the Retirement Plan’s PBO exceeded its assets by approximately $0.7 million.

Euramax U.K. Pension Plan

We sponsor a foreign defined benefit pension plan, the Euramax U.K. Pension Plan, or U.K. Plan, which is contracted out of the State Earnings Related Pension Scheme on a final salary basis and is approved under Chapter I of Part XIV of the Income and Corporation Taxes Act of 1988. The U.K. Plan covers substantially all of our employees located in the United Kingdom. The benefits under this plan are based primarily on the highest annual average of pensionable salary during any continuous three year period during the ten years prior to normal retirement.

The U.K. Plan provides normal retirement benefits at age 65 equal to one-sixtieth of final pensionable earnings for each year of pensionable service. Members contribute at the rate of 4% of their pensionable salaries and we are responsible for the balance of the cost of providing benefits from the plan.

As of December 26, 2003, the fair market value of the U.K. Plan’s assets was approximately $17.1 million. The plan’s PBO and ABO were approximately $29.4 million and $27.5 million, respectively.  Accordingly, the U.K. Plan’s PBO exceeded it assets by approximately $12.3 million.

401(k) Plans

We maintain a non-contributory defined benefit pension plan that covers substantially all of our U.S. hourly employees. We also maintain three defined contribution retirement and savings plans, which allow our employees to contribute a percentage of their pre-tax and/or after-tax income in accordance with specified guidelines. We match a certain percentage of employee pre-tax contributions up to certain limits. Further, the plans provide for discretionary contributions by us based on our employees’ years of service with us and their age. Our expenses for the three years ended December 26, 2003, December 27, 2002, and December 28, 2001, were approximately $1.7 million, $1.5 million and $1.5 million, respectively.

Phantom Stock Plan

We sponsor a phantom stock plan, the Euramax International, Inc. 1999 Phantom Stock Plan, under which key executives or other management employees were granted one-time awards of phantom shares. A phantom share is a unit equal to 4% of the equity value of Euramax International, as defined by the plan, divided by 40,000 (the maximum number of phantom shares that may be awarded to participants under the plan). A phantom share entitles the participant to receive compensation equal to the value of a phantom share on December 31, 2003, minus the value of a phantom share at the date of grant, all as defined by the plan. On January 1, 1999, 36,000 of the phantom shares were granted, of which 26,547 shares and 31,385 shares remain outstanding as of December 26, 2003 and December 27, 2002, respectively. No additional grants of shares will be made under the Plan. The value of the awards became fixed on December 31, 2003. Compensation will be paid out in four equal payments during the first quarter of 2004 through 2007, unless there is a change in control, a public offering of our common stock, or the death or disability of the participant. Participants that are not employees of the Company on the date compensation is paid out will forfeit their compensation.

Incentive Compensation Plan

We sponsor an incentive compensation plan, the Euramax Incentive Compensation Plan, which provides benefits to our executive officers and key employees. Under the terms of our incentive compensation plan, we establish annual performance objectives for each participant and a target award upon achievement of performance objectives. The performance objectives are generally based on a formula that incorporates our EBITDA (as defined in the plan) and return on average net assets, each as determined in accordance with the plan, and target awards are based on a percentage of each participant’s base salary. Annual awards are generally paid as soon as practicable after our determination of the achievement of performance objectives. In the event of a change of control of our company, we must pay a pro-rata portion of each participant’s full target award for the year in which the change of control occurs.

Employment Agreements and Arrangements

J. David Smith. We entered into an employment agreement with Mr. Smith on October 1, 1999, which provides for Mr. Smith to serve as our President and Chief Executive Officer for an initial two year term, automatically extended each day thereafter unless we give sixty days’ prior written notice of our election not to extend Mr. Smith’s employment. In connection with the 2003 Stock Transaction, we entered into an amendment to Mr. Smith’s employment agreement that provides, among other things, for Mr. Smith to serve as Chairman of our board of directors as well as our President and Chief Executive Officer. Under the amended employment agreement, Mr. Smith receives a base salary of $525,000 per annum, subject to increases at the discretion of our board of directors. The amended employment agreement also establishes for Mr. Smith a target annual bonus of 60% of his base salary. The amended employment agreement also provided for a cash sale bonus payment of $656,250 in connection with the 2003 Stock Transaction.

During his employment term, Mr. Smith is eligible to participate in all benefit programs in which all senior executive employees of our company are eligible to participate, including at a minimum basic and supplemental life insurance in total equal to 4½ times base salary, accidental death and dismemberment insurance equal to 4½ times base salary and long-term disability insurance equal to 2/3 the amount of Mr. Smith’s base salary and target bonus. Subject to certain exceptions, including termination for cause or termination in connection with a change of control of our company as described below, in the event we terminate Mr. Smith’s employment he will be entitled to receive monthly severance payments for a period of 24 months equal to the monthly portion of Mr. Smith’s annualized salary, target bonus and the annualized dollar value of his other benefits in effect on the date of termination.

Under the terms of Mr. Smith’s amended employment agreement, if there is a change of control of our company and Mr. Smith’s employment is terminated without cause or he suffers a constructive termination within 12 months after the effective date of the change of control, Mr. Smith will be entitled to receive a payment equal to three times Mr. Smith’s average total annual compensation for the five calendar years immediately preceding the effective date of his employment termination. The amendment to Mr. Smith’s employment agreement eliminates any requirements to reduce the foregoing payment by any other “parachute payments” (within the meaning of section 280G of the Code) we make to Mr. Smith, including the acceleration of vesting of any restricted stock or stock options. If there is a change in control and Mr. Smith resigns his employment with us for any reason (other than in anticipation of his termination for cause) within 12 months after the effective date of the change of control, then Mr. Smith will be entitled to receive a payment equal to his total annual compensation as in effect at the date of the change of control, including base salary, the value of the benefits received by Mr. Smith as part of his relationship with us, plus the amount of his full target bonus for the year in which the change of control occurs. This amount is payable in a single payment within 30 days after the effective date of Mr. Smith’s resignation.

Mr. Smith’s amended employment agreement also contains a non-competition provision as well as a non-solicitation provision lasting for so long as he is entitled to receive severance payments or for two years if he voluntarily resigns, in addition to confidentiality covenants. In addition, his amended employment agreement provides that during the two year period from his termination date, we will provide Mr. Smith and his qualified beneficiaries continued coverage under all of our insurance plans, including medical insurance and other health plans, life insurance and disability insurance plans in which Mr. Smith or his qualified beneficiaries were a participant immediately prior to the date of termination, subject to a timely payment by Mr. Smith of all required premiums and other co-payments.

Mitchell B. Lewis. In connection with the 2003 Stock Transaction, we entered into a letter agreement with Mr. Lewis, establishing a base salary for Mr. Lewis of $300,000 per year. The letter agreement also establishes a target annual bonus for Mr. Lewis of 50% of his base salary. The letter agreement also provided for a cash sale bonus payment of $375,000 in connection with the 2003 Stock Transaction. The letter agreement is not an employment agreement and does not give Mr. Lewis rights to continued

employment.

Under the terms of a letter agreement we entered into with Mr. Lewis on December 1, 1999, if there is a change of control of our company and Mr. Lewis’ employment is terminated without cause or he suffers a constructive termination within 12 months after the effective date of the change of control, Mr. Lewis will be entitled to receive a payment equal to two times Mr. Lewis’ average total annual compensation for the five calendar years immediately preceding the effective date of his employment termination. This amount is payable in a single payment within 30 days after the date of his termination. The letter agreement is not an employment agreement and does not give Mr. Lewis rights to continued employment.

R. Scott Vansant. In connection with the 2003 Stock Transaction, we entered into a letter agreement with Mr. Vansant, establishing a base salary for Mr. Vansant of $250,000 per year. The letter agreement also establishes a target annual bonus for Mr. Vansant of 50% of his base salary. The letter agreement also provided for a cash sale bonus payment of $312,500 in connection with the 2003 Stock Transaction. The letter agreement is not an employment agreement and does not give Mr. Vansant rights to continued employment.

Under the terms of a letter agreement we entered into with Mr. Vansant on December 1, 1999, if there is a change of control of our company and Mr. Vansant’s employment is terminated without cause or he suffers a constructive termination within 12 months after the effective date of the change of control, Mr. Vansant will be entitled to receive a payment equal to two times Mr. Vansant’s average total annual compensation for the five calendar years immediately preceding the effective date of his employment termination. This amount is payable in a single payment within 30 days after the date of his termination. The letter agreement is not an employment agreement and does not give Mr. Vansant rights to continued employment.

Supplemental Executive Retirement Plan Agreements

We entered into two Supplemental Executive Retirement Plans, or SERP Agreements, effective on June 12, 2003, one with Mr. Smith and one benefiting Messrs. Lewis and Vansant. The SERP Agreement for Mr. Smith provides a benefit of $190,000 per year, payable as a life annuity, beginning at age 62. Mr. Smith is currently 55 years old and is 100% vested in his SERP benefit. Mr. Smith’s benefit becomes payable upon the earliest to occur of his retirement, his total and permanent disability, his death or a change in control of our company, provided that if his benefit becomes payable before he attains age 60, it will be subject to a reduction factor, based on his then attained age. Mr. Smith may elect to receive his benefits in the form of a lump sum or life annuity as long as his election is made at least 120 days prior to the receipt of any benefits paid under the SERP Agreement.

The SERP Agreement benefiting Messrs. Lewis and Vansant provides a benefit of $46,000 per year, payable as a life annuity, beginning at age 65 for each of Messrs. Lewis and Vansant. Mr. Lewis and Mr. Vansant are both currently 41 years old. In each case, their benefits will vest upon the earliest of their attainment of age 55, their death, total and permanent disability or upon a change in control of our company. Mr. Lewis’ and Mr. Vansant’s benefits become payable upon the earliest to occur of their retirement, total and permanent disability, death or a change of control of our company, except that if their benefits become payable before they attain age 65, only a specified percentage of the benefit amount will be payable. That percentage increases from 50% at age 55 to 96% at age 64. Messrs. Lewis and Vansant may elect to receive their benefits in the form of a lump sum or life annuity as long as their election is made at least 120 days prior to the receipt of any benefits paid under the SERP Agreement.

Compensation of Directors

Beginning April 1, 2002, non-executive directors are paid an annual fee of $25,000. Additionally, directors are reimbursed for out-of-pocket expenses incurred in connection with attending meetings. Prior to April 1, 2002, Mr. Drack was paid an annual fee of $24,000 and Mr. Wallis was paid an annual fee of British Pounds 43,333.

Compensation Committee Interlocks and Insider Participation

Our compensation committee is composed of Messrs. Drack, Silvestri, and Wallis. Mr. Rolly van Rappard, who resigned from our board of directors in June 2003, also served on our compensation committee during 2003. None of these directors are currently or have been, at any time since our formation, one of our officers or employees. None of our executive officers currently serve, or in the past have served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 15, 2004 regarding the beneficial ownership of Euramax International common stock by each person or entity known to us to own more than 5% of the outstanding shares of Euramax International common stock, each member of our board of directors and each of our named executive officers and all of the members of our board of directors and our executive officers as a group. Except as set forth below, to our knowledge the stockholders listed below have sole voting and investment power as to the shares of stock shown as beneficially owned by them. Beneficial ownership of the shares of stock listed in the table has been determined in accordance with the applicable rules and regulation promulgated under the Exchange Act. The information contained in this table does not give effect to the anticipated repurchase by us of all of our stock held by Court Square. If such repurchase is completed, then CVCEP will own approximately 81% of our outstanding common stock.

	Number and Percent of Shares of Euramax International (1)
	Class A Common Stock
	Number	Percent
Greater than 5% Stockholders:

Citigroup Venture Capital Equity Partners, L.P. (2)	265,762.48	54.0%
399 Park Avenue, 14th Floor
New York, NY 10043

Court Square Capital Limited (3)	169,680.62	34.5%
399 Park Avenue, 14th Floor
New York, NY 10043

Named Executive Officers and Directors:

J. David Smith (4)	8,815.25	1.8%
Mitchell B. Lewis (4)	6,702.35	1.4%
R. Scott Vansant (4)	4,485.95	*
Joseph M. Silvestri (5)	439,775.12	89.3%
Richard E. Mayberry (5)	435,642.60	88.5%
Paul E. Drack (6)	779.87	*
Stuart M. Wallis (7)	4,668.82	*
Thomas F. McWilliams (5)(8)	435,688.47	88.5%
Executive Officers and Directors as a Group (8 persons)	465,426.86	94.5%

* Less than 1%

(1)          Pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power and as to which such person has the right to acquire such voting and/or investment power within 60 days. Percentage of beneficial ownership as to any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person by the sum of the number of shares outstanding as of such date and the number of shares as to which such person has the right to acquire voting and/or investment power within 60 days.

(2)          Includes 260,850.60 shares of Class A common stock held by Citigroup Equity Partners, L.P., 2,597.50 shares of Class A common stock held by CVC/SSB Employee Fund, L.P. and 2,314.38 shares of Class A common stock held by CVC Executive Fund LLC. Does not include 169,680.62 shares of Class A common stock owned by Court Square Capital Limited, an affiliate of CVCEP. CVCEP disclaims beneficial ownership of these shares owned by Court Square Capital Limited.

(3)          Does not include 265,762.48 shares of Class A common stock beneficially owned by CVCEP, an affiliate of Court Square Capital Limited. Court Square Capital Limited disclaims beneficial ownership of these shares beneficially owned by CVCEP.

(4)          The address of each of Mr. Smith, Mr. Lewis and Mr. Vansant is c/o Euramax International, Inc., 5445 Triangle Parkway, Suite 350, Norcross, Georgia 30092.

(5)          Includes 265,762.48 shares of Class A common stock beneficially owned by CVCEP and 169,680.62 shares of Class A common stock owned by Court Square Capital Limited. Each of Mr. Silvestri, Mr. Mayberry and Mr. McWilliams is a member of management of CVCEP and Court Square Capital Limited. Each disclaims beneficial ownership of the shares owned by CVCEP and Court Square Capital Limited. The address of each of Mr. Silvestri, Mr. Mayberry and Mr. McWilliams is c/o Citigroup Venture Capital Equity Partners, L.P., 399 Park Avenue, 14th Floor, New York, NY  10022.

(6)          The address of Mr. Drack is c/o Euramax International, Inc., 5445 Triangle Parkway, Suite 350, Norcross, Georgia 30092.

(7)          The address of Mr. Wallis is c/o Protherics plc, 4th Floor, 3 Creed Court, 5 Ludgate Hill, London EC4M 7AA

(8)          Includes 245.37 shares of Class A common stock owned by the Thomas F. McWilliams Flint Trust, a trust which may be deemed to be beneficially owned by Mr. McWilliams. Mr. McWilliams disclaims beneficial ownership of the shares owned by the Thomas F. McWilliams Flint Trust.

Item 13.  Certain Relationships and Related Transactions

2003 Stock Transaction

The Company entered into a stock purchase agreement on April 15, 2003, with CVCEP, certain affiliates of CVCEP, CVC Europe, BNP Paribas and certain other stockholders. Pursuant to the stock purchase agreement, on June 12, 2003, CVCEP and its affiliates acquired from the Company’s former stockholders,

CVC Europe and BNP Paribas, and certain members of management, 265,762.48 shares of common stock, or 54% of the Company’s common stock. In connection with the 2003 Stock Transaction, we sold 883.75 shares of common stock directly to CVCEP for $353,500.00. The Company also agreed to pay the out of pocket fees and expenses of CVCEP and CVC Europe, which in aggregate were approximately $3.8 million, and gave certain customary indemnities in favor of CVCEP under the stock purchase agreement. CVCEP is an affiliate of Citigroup Venture Capital, Ltd., which owned about 34.5% of the Company’s common stock at the time of the 2003 Stock Transaction. Citigroup Venture Capital, Ltd. has subsequently transferred these shares to Court Square Capital, Ltd., or Court Square, which, like Citigroup Venture Capital, Ltd., is an indirect wholly-owned subsidiary of Citigroup, Inc.

Repurchases of Common Stock

In connection with the retirement of certain key employees from the Company, we repurchased 6,649.2 shares of Euramax International Class A common stock in 2003, totaling approximately $2.6 million in the aggregate.

The Company has entered into an agreement with Court Square, dated as of February 12, 2004, pursuant to which it has agreed to repurchase all of its outstanding common stock held by Court Square, or 169,680.62 shares, for an aggregate repurchase price of approximately $67.9 million. Such transaction is subject to restrictions contained in the indenture to the 8.50% Notes and in the senior secured credit facility. The Company expects to complete this transaction on or before April 30, 2004.

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

Advisory Agreement

In connection with the 2003 Stock Transaction, the Company entered into an advisory agreement with CVC Management LLC, or CVC Management, pursuant to which CVC Management may provide financial, advisory and consulting services to the Company. In exchange for these services, CVC Management will be entitled to an annual advisory fee. CVC Management’s annual advisory fee will be the greater of $0.6 million per year or 1% of the Company’s consolidated EBITDA (as defined in the advisory agreement), plus out-of-pocket expenses. Annual advisory fees in excess of $1.0 million are subject to the consent of the Company’s lenders under the credit facility. In December 2003, the Company paid $0.8 million to CVC Management for the 2003 annual advisory fee. The Company has also agreed to pay CVC Management a transaction fee in connection with the consummation of each acquisition, divestiture or financing, including any refinancing, by the Company or any of its subsidiaries, in an amount equal to 1% of the value of the transaction, plus reasonable out-of-pocket expenses. Pursuant to the advisory agreement, the Company paid CVC Management a $1.0 million transaction fee in July 2003 in connection with services provided in connection with the 2003 Stock Transaction, a $2.0 million transaction fee in August 2003 in connection with the issuance and sale of the 8.5% senior subordinated notes due 2011 and a $1.45 million transaction fee in October 2003 in connection with the amendment and restatement of the senior secured credit facility.  This advisory agreement has an initial term of ten years following the close of the 2003 Stock Transaction, subject to automatic one year extensions thereafter unless terminated by either party upon written notice 90 days prior to the expiration of the initial term or any extension thereof. The advisory agreement automatically terminates on a change of control or an initial public offering of the Company’s common stock. There are no minimum levels of service required to be provided pursuant to the advisory agreement. The advisory agreement includes customary indemnification provisions in favor of CVC Management.

Item 14.  Principal Accountant Fees and Services

The following table presents the aggregate fees billed for services rendered by Ernst & Young LLP for the fiscal years ended December 26, 2003 and December 27, 2002.

	Fiscal 2003	Fiscal 2002
Audit fees	$1,512,000	$645,000
Audit-related fees	35,000	31,000
Tax fees	479,000	283,000
All other fees	—	—

Total fees	$2,026,000	$959,000

Audit fees. These are fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our Quarterly Reports on Form 10-Q, international statutory audits, comfort letters, consents, an Offering Memorandum and registration statements, accounting consultations necessary to comply with auditing standards generally accepted in the United States and other required statutory procedures.

Audit-related fees.  These are fees for assurance and related services and consisted primarily of audits of employee benefit plans.

Tax fees.  These are fees billed for professional services related to U.S. tax returns, international and U.S. tax planning and advice and assistance with international tax returns.

All other fees.  None.

We have been advised by Ernst & Young LLP that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in the Company or its subsidiaries.

Part IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following consolidated financial statements of Euramax International, Inc. and its subsidiaries are included in Part II, Item 8.

Report of Independent Auditors

Consolidated Statements of Earnings for the five months ended May 23, 2003, the seven months ended December 26, 2003 and the years ended December 27, 2002 and December 28, 2001.

Consolidated Balance Sheets at December 26, 2003 and December 27, 2002.

Consolidated Statements of Changes in Equity for the five months ended May 23, 2003, the seven months ended December 26, 2003, and the years ended December 27, 2002 and December 28, 2001.

Consolidated Statements of Cash Flows for the five months ended May 23, 2003, the seven months ended December 26, 2003, and the years ended December 27, 2002 and December 28, 2001.

Notes to Consolidated Financial Statements

(a)(2)	Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted either because they are not required under the related instructions or because they are inapplicable.

(a)(3)	The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed or incorporated by reference as part of this annual report on Form 10-K.

(b)	Reports on Form 8-K:

On October 14, 2003, the Company filed a report on Form 8-K relating to its entering into an agreement to acquire Berger Holdings, Ltd.

On November 18, 2003, the Company filed a report on Form 8-K relating to the completion of the tender offer for the outstanding common shares of Berger Holdings, Ltd.

On November 26, 2003, the Company filed a report on Form 8-K relating to the completion of the acquisition of Berger Holdings, Ltd.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Euramax International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURAMAX INTERNATIONAL, INC.

By:	/s/ J. David Smith	Chief Executive Officer and President
J. David Smith

Dated: March 25, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Euramax International, Inc. and in the capacities and on the dated indicated.

Signature		Title	Date

By:	/s/ J. David Smith	Chief Executive Officer, President and Director	March 25, 2004
J. David Smith

By:	/s/ R. Scott Vansant	V.P., Secretary and Chief Financial Officer	March 25, 2004
R. Scott Vansant

By:	/s/ Stuart M. Wallis	Director	March 25, 2004
Stuart M. Wallis

By:	/s/ Joseph M. Silvestri	Director	March 25, 2004
Joseph M. Silvestri

By:	/s/ Thomas F. McWilliams	Director	March 25, 2004
Thomas F. McWilliams

By:	/s/ Richard E. Mayberry, Jr.	Director	March 25, 2004
Richard E. Mayberry, Jr.

By:	/s/ Paul E. Drack	Director	March 25, 2004
Paul E. Drack

Schedule II

Euramax International, Inc.

Valuation and Qualifying Accounts

Thousands of U.S. Dollars

Description	Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts (1)	Deductions (2)	Balance at end of period

For the five months ended May 23, 2003 Allowance for doubtful accounts	A/R, net	$(3,513)	$(212)	$(90)	$660	$(3,155)
For the seven months ended December 26, 2003 Allowance for doubtful accounts	A/R, net	$(3,155)	$(600)	$(142)	$941	$(2,956)

For the year ended December 27, 2002 Allowance for doubtful accounts	A/R, net	$(3,938)	$177	$(179)	$427	$(3,513)
For the year ended December 28, 2001 Allowance for doubtful accounts	A/R, net	$(2,973)	$(1,763)	$60	$738	$(3,938)

For the five months ended May 23, 2003 Allowance for obsolete inventory	Inventories	$(3,827)	$(232)	$(112)	$439	$(3,732)
For the seven months ended December 26, 2003 Allowance for obsolete inventory	Inventories	$(3,732)	$(591)	$(274)	$1,016	$(3,581)

For the year ended December 27, 2002 Allowance for obsolete inventory	Inventories	$(3,284)	$(2,234)	$(286)	$1,977	$(3,827)
For the year ended December 28, 2001 Allowance for obsolete inventory	Inventories	$(3,276)	$(1,352)	$85	$1,259	$(3,284)

For the five months ended May 23, 2003 Income tax valuation allowance	Deferred income taxes, long-term liability	$(2,744)	$(277)	$—	$—	$(3,021)

For the seven months ended December 26, 2003 Income tax valuation allowance	Deferred income taxes, long-term liability	$(3,021)	$556	$576	$—	$(1,889)

For the year ended December 27, 2002 Income tax valuation allowance	Deferred income taxes, long-term liability	$(2,525)	$(219)	—	—	$(2,744)

For the year ended December 28, 2001 Income tax valuation allowance	Deferred income taxes, long-term liability	$(1,632)	$(893)	—	—	$(2,525)

Note:

(1)  Changes due to foreign currency translation adjustment, 2003 Stock Transaction and acquisition of Berger Holding, Ltd.

(2)  Write-off of bad debts, net of recoveries or write off of obsolete inventory.

Exhibit Index

Exhibit Number	Description
2.1

Purchase agreement dated July 30, 2003 by and among Euramax International, Inc., Euramax International Holdings B.V., each of the Guarantors (as defined therein), UBS Securities LLC, Banc of America Securities LLC, Wachovia Capital Markets, LLC, ABN AMRO Incorporated, and Fleet Securities, Inc. (Incorporated by reference to Exhibit 10.1 in Euramax International, Inc.’s Current Report on Form 8-K which was filed on August 8, 2003).

2.2

Agreement and Plan of Merger, dated as of October 10, 2003, by and among Amerimax Pennsylvania, Inc., Euramax International, Inc. and Berger Holdings, Ltd. (Incorporated by reference to Exhibit (d)(1) to Schedule TO of Amerimax Pennsylvania, Inc. which was filed on October 20, 2003).

3.1

Certificate of Incorporation of Euramax International, Inc. (f/k/a Amerimax Holdings, Inc.). (Incorporated by reference to the Exhibit with the same number in Euramax International, Inc.’s Registrations Statement on Form S-4 (Reg. No. 333-05978) which became effective on February 7, 1997.)

3.2

Bylaws of Euramax International, Inc. (f/k/a Amerimax Holdings, Inc.). (Incorporated by reference to the Exhibit with the same number in Euramax International, Inc.’s Registration Statement on Form S-4 (Ref. No. 333-05978) which became effective on February 7, 1997.)

3.3

Articles of Association of Euramax International Holdings B.V. dated as of August 6, 2003. (Incorporated by reference to the Exhibit with the same number in Euramax International, Inc.’s Registration Statement on Form S-4 which was filed on November 4, 2003).

4.1

Indenture dated August 6, 2003 by and among Euramax International, Inc., Euramax International Holdings B.V., a Dutch registered company, the guarantors party thereto from time to time, and JP Morgan Chase Bank, as trustee. (Incorporated by reference to Exhibit 4.2 in Euramax International, Inc.’s Current Report on Form 8-K which was filed on August 8, 2003).

4.2

Registration Rights Agreement dated August 6, 2003 by and among Euramax International, Inc., Euramax International Holdings B.V., and each of the Guarantors (as defined therein), UBS Securities LLC, Banc of America Securities LLC, Wachovia Capital Markets, LLC, ABN AMRO Incorporated, and Fleet Securities, Inc. (Incorporated by reference to Exhibit 4.3 in Euramax International, Inc.’s Current Report on Form 8-K which was filed on August 8, 2003).

4.3	Form of 8 ½% Senior Subordinated Note Due 2011. (Incorporated by reference to Exhibit A of Exhibit 4.2 in Euramax International, Inc.’s Current Report on Form 8-K which was filed on August 8, 2003).
10.1

Executive Employment Agreement, dated as of September 25, 1996, by and between J. David Smith and Euramax International, Inc. (Incorporated by reference to Exhibit 10.1 in Euramax International plc’s Registration Statement on Form S-4 which became effective on February 7, 1997).

10.2

Incentive Compensation Plan effective January 1, 1997, by Euramax International Limited. (Incorporated by reference to Exhibit 10.2 in Euramax International Limited’s Quarterly Report on Form 10-Q which was filed on April 26, 1999).

10.3	Phantom Stock Plan effective January 1, 1999, by Euramax International Limited. (Incorporated by reference to Exhibit 10.3 in Euramax International Limited’s Quarterly

Report on Form 10-Q which was filed on April 26, 1999).
10.4

Third Amended and Restated Credit Agreement, dated October 9, 2003, among Euramax International, Inc. and its subsidiaries, Wachovia Bank, N.A. (as Agent and Lender) and the Lenders. (Incorporated by reference to Exhibit (b)(1) to the Schedule TO-T which was filed by Euramax International, Inc. on October 20, 2003).

10.5

Letter Agreement, dated December 1, 1999, by and between Euramax International, Inc. and Mitchell B. Lewis. (Incorporated by reference to Exhibit 10.5 in Euramax International, Inc.’s Registration Statement on Form S-4 which was filed on November 4, 2003).

10.6

Letter Agreement, dated December 1, 1999, by and between Euramax International, Inc. and R. Scott Vansant. (Incorporated by reference to Exhibit 10.6 in Euramax International, Inc.’s Registration Statement on Form S-4 which was filed on November 4, 2003).

10.7	Intentionally omitted
10.8

Stock Purchase Agreement by and among Citigroup Venture Capital Equity Partners, L.P., CVC Executive Fund LLC, CVC/SSB Employee Fund, L.P., Euramax International, Inc. and the Stockholders of Euramax International, Inc. noted therein, dated as of April 15, 2003. (Incorporated by reference to Exhibit 10.1 in Euramax International, Inc.’s Quarterly Report on Form 10-Q which was filed on August 11, 2003).

10.9

Securities Holders Agreement by and among Euramax International, Inc., Citigroup Venture Capital Equity Partners, L.P., CVC Executive Fund LLC, CVC/SSB Employee Fund, L.P., Citicorp Venture Capital Ltd., The Continuing Investors identified therein and The Management Investors identified therein dated as of April 15, 2003. (Incorporated by reference to Exhibit 10.2 in Euramax International, Inc.’s Quarterly Report on Form 10-Q which was filed on August 11, 2003).

10.10

Advisory Agreement dated as of April 15, 2003 by and among Euramax International, Inc. and CVC Management LLC. (Incorporated by reference to Exhibit 10.3 in Euramax International, Inc.’s Quarterly Report on Form 10-Q which was filed on August 11, 2003).

10.11

Amendment No. 1, dated as of April 15, 2003, to the Executive Employment Agreement, dated as of October 1, 1999, by and between Euramax International, Inc. and J. David Smith. (Incorporated by reference to Exhibit 10.4 in Euramax International, Inc.’s Quarterly Report on Form 10-Q which was filed on August 11, 2003).

10.12

Euramax International, Inc. 2003 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.5 in Euramax International, Inc.’s Quarterly Report on Form 10-Q which was filed on August 11, 2003).

10.13

Restricted Stock Agreement dated April 15, 2003 between Euramax International, Inc. and J. David Smith. (Incorporated by reference to Exhibit 10.6 in Euramax International, Inc.’s Quarterly Report on Form 10-Q which was filed on August 11, 2003).

10.14

Restricted Stock Agreement dated April 15, 2003 between Euramax International, Inc. and Mitchell B. Lewis. (Incorporated by reference to Exhibit 10.7 in Euramax International, Inc.’s Quarterly Report on Form 10-Q which was filed on August 11, 2003).

10.15

Restricted Stock Agreement dated April 15, 2003 between Euramax International, Inc. and R. Scott Vansant. (Incorporated by reference to Exhibit 10.8 in Euramax International, Inc.’s Quarterly Report on Form 10-Q which was filed on August 11, 2003).

10.16

Form Restricted Stock Agreement for the Euramax International, Inc. 2003 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.9 in Euramax International, Inc.’s Quarterly Report on Form 10-Q which was filed on August 11, 2003).

10.17	Form Non-Qualified Stock Option Agreement for the Euramax International, Inc. 2003 Equity Compensation Plan. (Incorporated by reference to Exhibit 10.10 in Euramax

International, Inc.’s Quarterly Report on Form 10-Q which was filed on August 11, 2003).
10.18

Amended and Restated Registration Rights Agreement dated as of June 12, 2003 by and among Euramax International, Inc., Citicorp Venture Capital Ltd., Citigroup Venture Capital Equity Partners, L.P., CVC Executive Fund LLC and CVC/SSB Employee Fund, L.P., and other stockholders of Euramax International, Inc. named therein. (Incorporated by reference to Exhibit 10.11 in Euramax International, Inc.’s Quarterly Report on Form 10-Q which was filed on August 11, 2003).

10.19

Letter Agreement dated April 15, 2003 between R. Scott Vansant and Euramax International, Inc. (Incorporated by reference to Exhibit 10.12 in Euramax International, Inc.’s Quarterly Report on Form 10-Q which was filed on August 11, 2003).

10.20

Letter Agreement dated April 15, 2003 between Mitchell B. Lewis and Euramax International, Inc. (Incorporated by reference to Exhibit 10.13 in Euramax International, Inc.’s Quarterly Report on Form 10-Q which was filed on August 11, 2003).

10.21

Euramax International, Inc. Supplemental Executive Retirement Plan dated April 15, 2003 for J. David Smith. (Incorporated by reference to Exhibit 10.14 in Euramax International, Inc.’s Quarterly Report on Form 10-Q which was filed on August 11, 2003).

10.22

Euramax International, Inc. Supplemental Executive Retirement Plan dated April 15, 2003 for Mitchell B. Lewis and R. Scott Vansant. (Incorporated by reference to Exhibit 10.15 in Euramax International, Inc.’s Quarterly Report on Form 10-Q which was filed on August 11, 2003).

10.23

Stock Purchase Agreement by and among Court Square Capital Limited and Euramax International, Inc., dated as of February 12, 2004. (Incorporated by reference to Exhibit 10.23 in Euramax International, Inc.’s Registration Statement on Form S-4/A which was filed on February 23, 2004).

12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Euramax International, Inc.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.