Form 10-Q
period 2004-03-26
EURAMAX INTERNATIONAL INC
filed 2004-05-07
CIK 1026743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2004

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

☐ Yes  ☒ No

As of May 7, 2004, Registrant had 322,815.17 shares of Class A common stock outstanding and no shares of Class B common stock outstanding.

Part I - Financial Information

Item 1.  Financial Statements

Euramax International, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Thousands of U.S. Dollars)

(Unaudited)

	Successor	Predecessor
	Three months ended March 26, 2004	Three months ended March 28, 2003

Net sales	$195,403	$146,158

Costs and expenses:
Cost of goods sold	156,883	117,566
Selling and general	19,876	15,590
Depreciation and amortization	5,115	3,745
Earnings from operations	13,529	9,257

Interest expense, net	(5,757)	(5,448)
Other income, net	771	214
Earnings before income taxes	8,543	4,023
Provision for income taxes	2,944	1,581
Net earnings	$5,599	$2,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Thousands of U.S. Dollars)

(Unaudited)

	Successor
	March 26, 2004	December 26, 2003
ASSETS
Current assets:
Cash and cash equivalents	$30,582	$48,227
Accounts receivable, net	137,651	121,689
Inventories	104,104	89,543
Other current assets	10,640	8,188
Total current assets	282,977	267,647
Property, plant and equipment, net	137,685	141,437
Goodwill, net	175,723	176,394
Deferred income taxes	4,460	3,595
Other assets	19,603	19,756
	$620,448	$608,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$499	$436
Accounts payable	95,014	91,689
Accrued expenses and other current liabilities	45,940	51,239
Current maturities of long-term debt	8,183	7,487
Total current liabilities	149,636	150,851
Long-term debt, less current maturities	241,914	231,807
Deferred income taxes	28,875	29,282
Other liabilities	27,681	26,939
Total liabilities	448,106	438,879
Shareholders’ equity:
Common stock	500	500
Additional paid-in capital	155,495	155,495
Treasury stock	(1,964)	(1,964)
Restricted stock	(3,190)	(3,381)
Retained earnings	20,355	14,756
Accumulated other comprehensive loss	1,146	4,544
Total shareholders’ equity	172,342	169,950
	$620,448	$608,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Thousands of U.S. Dollars)

(Unaudited)

	Successor	Predecessor
	Three months ended March 26, 2004	Three months ended March 28, 2003

Net cash used in operating activities	$(24,979)	$(826)

Cash flows from investing activities:
Proceeds from sales of assets	40	45
Purchases of businesses	(1,219)	—
Capital expenditures	(1,270)	(3,026)
Net cash used in investing activities	(2,449)	(2,981)

Cash flows from financing activities:
Net borrowings on revolving credit facility	11,404	5,444
Repayment of long-term debt	(1,449)	—
Changes in cash overdrafts	64	(510)
Expenses relating to the 2003 Stock Transaction	(463)	—
Repurchase of treasury stock	—	(1,404)
Deferred finance fees	(434)	(116)
Net cash provided by financing activities	9,122	3,414

Effect of exchange rate changes on cash	661	263

Net decrease in cash and cash equivalents	(17,645)	(130)
Cash and cash equivalents at beginning of period	48,227	11,646
Cash and cash equivalents at end of period	$30,582	$11,516

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Thousands of U.S. Dollars)

(Unaudited)

1.   Basis of Presentation:

For purposes of this report the terms “Company” and “Euramax” refer to Euramax International, Inc. and its subsidiaries, collectively.

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the management of the Company, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. All adjustments are of a normal recurring nature, except for the 2003 Stock Transaction described in Note 2, unless otherwise disclosed. Management believes that the disclosures made are adequate for a fair presentation of results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2003.

The Company’s sales are somewhat seasonal, with the second and third quarters typically accounting for the highest sales volumes. Operating results for the period ended March 26, 2004, are not necessarily indicative of future results that may be expected for the year ending December 31, 2004.

Per share data has not been presented since such data provides no useful information, as the shares of the Company are closely held.

Certain 2003 amounts have been reclassified to conform to current year presentation.

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

This substantial change in ownership arising from CVCEP’s acquisition of the Company’s stock, together with the Company’s subsequent issuance of senior subordinated notes, required that the purchase price paid in excess of the book value of the Company’s equity acquired be allocated under the purchase method of accounting to the assets and liabilities of the Company based upon a percentage of their fair values proportional to the percentage of the ownership change. The allocation was based upon preliminary estimates by management of the fair market values of identifiable assets and liabilities, with the remainder allocated to goodwill. The liabilities assumed included approximately $3.8 million of fees related to the transaction, which were paid by the Company on behalf of its shareholders. The Company is currently completing valuations of its property, plant and equipment and intangible assets. The final allocation of the purchase price may materially differ from the preliminary estimates. The goodwill generated from this transaction is not deductible for income tax purposes. The purchase price has been allocated as follows:

Purchase price	$105,981
Less: Company equity acquired	53,628
Increase in basis	$52,353

Allocation of increase in basis:
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

	Successor	Predecessor
	Three months ended March 26, 2004	Three months ended March 28, 2003

Pro-forma net sales	$195,403	$146,158
Pro-forma net earnings	5,599	2,120

3.  Summary of Significant Accounting Policies:

For information regarding significant accounting policies, see Note 2 to the consolidated financial statements of the Company for the year ended December 26, 2003, set forth in the Company’s Annual Report on Form 10-K.

Goodwill

The change in goodwill, net from December 26, 2003 to March 26, 2004 is a result of the change in foreign exchange rates used in converting the local currency goodwill balance into U.S. Dollars.

Stock Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, the Company has elected to apply APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options issued under its equity compensation plan. Had compensation expense related to these stock options been determined based upon the fair value method under SFAS No. 123, net income would have been impacted as follows:

	Successor	Predecessor
	Three months ended March 26, 2004	Three months ended March 28, 2003

Net income, as reported	$5,599	$2,442
Add: Stock-based employee compensation cost included in reported net income, net of related tax effects	—	—
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(46)	—

Pro forma net income	$5,553	$2,442

The fair value of each option was estimated using the Black-Scholes option-pricing model using a risk free interest rate of 3.20%, an expected option life of 5 years, no volatility and no dividends.

Recent Accounting Pronouncements

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, or SFAS No. 149. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative, amends the definition of an underlying contract and clarifies when a derivative contains a financing component in order to increase the comparability of accounting practices under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have an impact on the Company’s financial position or results of operations.

4.  Acquisitions

On November 18, 2003, pursuant to a tender offer, Amerimax Pennsylvania, Inc., a wholly owned subsidiary of Euramax, acquired 93% of Berger Holdings’ outstanding common shares for $3.90 per share. The acquisition of Berger Holdings was completed on November 25, 2003 by the merger of Amerimax Pennsylvania, Inc. into Berger Holdings, with Berger Holdings as the survivor corporation. As a result of the merger, each common share of Berger Holdings not owned by Euramax was converted into the right to receive $3.90 per share in cash, subject to dissenters’ rights. The total purchase price of this acquisition was approximately $36.8 million. The Company has allocated the purchase price in excess of the net assets acquired to Berger Holdings’ assets and liabilities under the purchase method of accounting based on preliminary estimates by management of fair market values of identifiable assets and liabilities, with the remainder allocated to goodwill. The Company is currently completing valuations of Berger Holdings’ assets, including property, plant and equipment and intangible assets, and liabilities. The final allocation of the purchase price may materially differ from the preliminary allocation. Berger Holdings manufactures metal roof drainage products and roofing accessories as well as residential and commercial snow guards and is included in our U.S. Fabrication Roof Drainage segment. The results of operations of Berger Holdings are included in the Company’s consolidated statement of earnings from the acquisition date.

5.  Inventories:

Inventories were comprised of:

	Successor
	March 26, 2004	December 26, 2003

Raw materials	$70,676	$61,832
Work in process	8,408	8,075
Finished products	25,020	19,636
	$104,104	$89,543

Inventories are net of related reserves totaling $3.5 million at March 26, 2004 and $3.6 million at December 26, 2003.

6.  Long-Term Obligations:

Long-term obligations consisted of the following:

	Successor
	March 26, 2004	December 26, 2003
Senior Secured Credit Facility:
Revolving Credit Facility	$11,334	$—
Term Loans	36,136	36,559
8.50% Senior Subordinated Notes due 2011	200,000	200,000
Mortgage Note Payable	2,210	2,252
Capital Lease Obligations	417	483
	250,097	239,294
Less current maturities	(8,183)	(7,487)
	$241,914	$231,807

As of March 26, 2004, an undrawn amount of $98.7 million was available under the revolving credit facility.

As required under a registration rights agreement executed as part of the offering of the 8.50% senior subordinated notes due 2011 (the “8.50% Notes”), the Company commenced an offer to exchange the 8.50% Notes for new notes (the “New Notes”), with terms substantially identical to the 8.50% Notes, except that  the transfer restrictions and registration rights applicable to the 8.50% Notes do not apply to the New Notes. The Securities and Exchange Commission declared the Company’s registration statement on Form S-4 relating to the offer to exchange the 8.50% Notes for the New Notes effective on March 1, 2004. The offer to exchange the 8.50% Notes for the New Notes was completed on March 29, 2004, once all of the outstanding 8.50% Notes were exchanged for New Notes.

7.  Financial Instruments:

In connection with the Company’s risk management strategy, the Company enters into currency agreements and interest rate agreements for other than trading purposes with major financial institutions to reduce the impact of exchange rate and/or interest rate fluctuations related to debt payments. In March 2004, the Company entered into three Euro swaps (the “Euro Swaps”) with substantially equivalent terms. The terms of the Euro Swaps expire on August 15, 2011, and require the Company to pay approximately 49.3 million Euros with semi-annual payments at a weighted average interest rate of 8.81% in exchange for $60.0 million with semi-annual interest payments of 8.50%. The Euro Swaps were designated as cash flow hedges that effectively converted $60.0 million of the 8.50% senior subordinated notes due 2011 on the books of a Netherlands subsidiary into a fixed-rate Euro loan, which is expected to reduce the impact of foreign exchange rate changes on the principal and interest payments on the loan. The effectiveness of the Euro Swaps is being assessed using the hypothetical derivative method, which compares the change in the fair value of the Euro Swaps to the change in the value of a hypothetical derivative with terms that exactly match the critical terms of the foreign-currency denominated loan.

8.  Commitments and Contingencies:

Raw Material Commitments

To assure continuity of supply, the Company negotiates contracts for minimum annual purchases of aluminum from several suppliers. Commitments for minimum annual purchases are typically at an agreed upon cost to convert aluminum ingot into coil. In addition, to ensure a margin on specific sales, the Company may commit to purchase aluminum ingot or coil at a fixed market price for future delivery. For further discussion of the Company’s raw material commitments, see Note 14 to the consolidated financial statements of the Company for the year ended December 26, 2003, set forth in the Company’s Annual Report on Form 10-K.

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

The facility that Berger Bros Company (“Berger”), an operating subsidiary acquired as part of the Berger Holdings acquisition, leases in Ivyland, Pennsylvania has contaminated groundwater resulting from the migration of contaminants from an adjacent property which was formerly the Naval Air Warfare Center, currently an NPL site under CERCLA. The United States Navy is conducting a clean-up of the Naval Air Warfare Center NPL site under the Environmental Protection Agency’s supervision. The owner/landlord of the Berger property obtained liability protection under Pennsylvania’s Brownfield Law by demonstrating to the Commonwealth of Pennsylvania that the contamination is from an off-site source, and under Pennsylvania law that protection benefits the tenant as well. Moreover, under Berger’s lease, the landlord retained any liability for this contamination. Accordingly, although the facility leased by Berger is on an NPL site, the effects of this contamination would not reasonably be expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Product Warranties

The Company provides warranties on certain products. The warranty periods differ depending on the product, but generally range from one year to limited lifetime warranties. The Company provides accruals for warranties based on historical experience and expectations of future occurrence. A summary of the changes in the product warranty accrual follows:

	Successor	Predecessor
	Three months ended March 26, 2004	Three months ended March 28, 2003

Beginning balance	$3,993	$2,809
Payments made or service provided	(729)	(463)
Warranty expense	728	672
Change related to changes in foreign currency exchange rates	(20)	27

Ending balance	$3,972	$3,045

9.  Comprehensive Income:

	Successor	Predecessor
	Three months ended March 26, 2004	Three months ended March 28, 2003

Net earnings	$5,599	$2,442
Other comprehensive earnings (loss):
Foreign currency translation adjustment	(1,903)	1,922
Gain (loss) on derivative instruments, net:
Net changes in fair value of derivatives	(997)	303
Net gains reclassified from OCI into earnings	(498)	(336)

Comprehensive income	$2,201	$4,331

10.  Income Taxes:

The income tax provision for the three months ended March 26, 2004 and March 28, 2003, is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country by country basis, adjusted for changes in valuation allowances relating to the Company’s state NOL carryforwards and capital loss carryforwards.

11.  Employee Retirement Plans:

Net periodic pension costs for the Company’s non-contributory defined benefit pension plan covering substantially all U.S. hourly employees include the following components:

	Successor	Predecessor
	Three months ended March 26, 2004	Three months ended March 28, 2003
Components of net periodic pension cost
Service cost	$102	$86
Interest cost	54	46
Expected return on assets	(55)	(46)
Amortization of prior service cost	—	6
Recognized actuarial net loss	—	20
Net periodic pension cost	$101	$112

12.  Segment Information:

The Company’s acquisition of Berger Holdings, Ltd. on November 25, 2003 led to an assessment of operating segments that resulted in the Company’s identification of the U.S. Fabrication Roof Drainage operating segment. The business activities included in the U.S. Fabrication Roof Drainage operating segment were previously included in the U.S. Fabrication segment. Accordingly, segment information has been revised to conform to the Company’s revised segments.  The Company’s reportable segments are as follows:

European Roll Coating – The European Roll Coating segment facilities primarily roll coat aluminum and steel sheet and coil for RV, transportation and building panel manufacturers.

U.S. Fabrication Roof Drainage – The U.S. Fabrication Roof Drainage segment facilities primarily fabricate coated aluminum and steel coil to produce gutters, downspouts, soffit, fascia, gutter accessories and other products. Such products are primarily sold to home centers, distributors and home improvement contractors.

U.S. Fabrication Building Materials – The U.S. Fabrication Building Materials segment facilities primarily fabricate coated aluminum and steel coil to produce roofing and siding panels, doors, windows, vehicle sidewalls and other products. Such products are primarily sold to RV manufacturers, rural contractors, home improvement contractors, industrial and architectural contractors and manufactured housing producers.

European Fabrication – The European Fabrication segment facilities primarily fabricate aluminum extrusions and glass to produce windows, doors, shower enclosures, sunroofs and other products. Such products are primarily sold to transportation manufacturers, distributors, home centers and industrial and architectural contractors.

The accounting policies of the segments are the same as those described in Note 2 to the consolidated financial statements of the Company for the year ended December 26, 2003, set forth in the Company’s Annual Report on Form 10-K. Segment data includes intersegment revenues. The Company evaluates the performance of its segments and allocates resources to them based primarily on EBITDA.

The Company is organized primarily on the basis of seven operating segments. Certain operating segments with similar economic characteristics have been aggregated according to similarity of products, nature of production processes, types of customers and product distribution methods. Two European subsidiaries have been aggregated into the European Roll Coating segment, two U.S. subsidiaries have been aggregated into the U.S. Fabrication Building Materials segment and two European subsidiaries have been aggregated into the European Fabrication segment. The U.S. Fabrication Roof Drainage operating segment is reported separately. The table below presents information about reported segments as of and for the three months ended March 26, 2004 and March 28, 2003. Expenses, income and assets that are not segment specific relate to holding company and business development activities conducted for the overall benefit of the Company and, accordingly, are not attributable to the Company’s segments.

	Successor	Predecessor
	Three months ended March 26, 2004	Three months ended March 28, 2003

Sales
U.S. Fabrication Roof Drainage	$43,339	$27,013
U.S. Fabrication Building Materials	71,133	59,571
European Roll Coating	49,522	36,663
European Fabrication	32,856	24,116
Total segment sales	196,850	147,363

Eliminations	(1,447)	(1,205)
Consolidated net sales	$195,403	$146,158

EBITDA
U.S. Fabrication Roof Drainage	$2,159	$1,535
U.S. Fabrication Building Materials	3,091	2,443
European Roll Coating	8,796	6,119
European Fabrication	4,132	2,846
Total EBITDA for reportable segments	18,178	12,943

Income that is not segment specific	1,237	273
Depreciation and amortization	(5,115)	(3,745)
Interest expense, net	(5,757)	(5,448)
Consolidated net earnings before income taxes	$8,543	$4,023

	Successor
	March 26, 2004	December 26, 2003

Assets
U.S. Fabrication Roof Drainage	$175,390	$163,870
U.S. Fabrication Building Materials	162,323	153,513
European Roll Coating	154,908	153,921
European Fabrication	101,281	96,107
Assets that are not segment specific	26,546	41,418

Total assets	$620,448	$608,829

The following table reflects revenues from external customers by markets for the periods indicated. Revenues from external customers by groups of similar products have not been provided as it is impracticable for the Company to do so.

		Successor	Predecessor
Customers/Markets	Primary Products	Three months ended March 26, 2004	Three months ended March 28, 2003

Original Equipment	Painted aluminum sheet and coil;	$92,755	$72,737
Manufacturers	fabricated painted aluminum,
(“OEMs”)	laminated and fiberglass panels;
	RV doors, windows and
	roofing; and composite building
	panels

Rural Contractors	Steel and aluminum roofing and	25,274	20,088
	siding

Home Centers	Raincarrying systems, roofing	30,159	25,466
	accessories, windows, doors
	and shower enclosures

Manufactured	Steel siding and trim components	5,235	4,505
Housing

Distributors	Metal coils, raincarrying systems	18,354	6,252
	and roofing accessories

Industrial and	Standing seam panels and siding	7,251	5,297
Architectural	and roofing accessories
Contractors

Home Improvement	Vinyl replacement windows;	16,375	11,813
Contractors	metal coils, raincarrying systems;
	metal roofing and insulated
	roofing panels; shower, patio
	and entrance doors; and awnings
		$195,403	$146,158

13.  Subsequent Events:

On March 31, 2004, the Company repurchased 55% of its outstanding common stock held by Court Square Capital Limited, or 93,324.34 shares, for an aggregate repurchase price of approximately $37.3 million. On April 30, 2004, the Company repurchased the remaining 45% of its outstanding common stock held by Court Square Capital Limited, or 76,356.28 shares, for an aggregate repurchase price of approximately $30.5 million. These repurchases were funded with borrowings under the Company’s revolving credit facility.

14.   Supplemental Condensed Consolidating Financial Statements:

On August 6, 2003, Euramax International, Inc. and Euramax International Holdings B.V. (each a “Co-Obligor”) issued $200.0 million of 8.50% senior subordinated notes due 2011, which were subsequently exchanged for new notes with substantially identical terms. Each of the domestic restricted subsidiaries, as defined in the related bond indenture (the “Guarantor Subsidiaries”), fully and unconditionally guarantee the obligations of the Co-Obligors. The following supplemental condensed consolidating financial statements as of March 26, 2004 and December 26, 2003 and for the three months ended March 26, 2004 and March 28, 2003, reflect the financial position, results of operations, and cash flows of each of the Co-Obligors, and such combined information of the Guarantor Subsidiaries and the non-guarantor subsidiaries (the “Non-Guarantor Subsidiaries”), as if the guarantor structure of the $200.0 million of 8.50% senior subordinated notes due 2011 had been outstanding for each period. Euramax International Holdings B.V. was not acquired until July 17, 2003, had no assets or liabilities until August 6, 2003 and has no operations other than equity interests in consolidated subsidiaries that were acquired on March 16, 2004.

	Successor three months ended March 26, 2004
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$—	$—	$113,838	$81,668	$(103)	$195,403

Costs and expenses:
Cost of goods sold	—	—	94,371	62,615	(103)	156,883
Selling and general	633	—	12,975	6,268	—	19,876
Depreciation and amortization	—	—	2,701	2,414	—	5,115
(Loss) earnings from operations	(633)	—	3,791	10,371	—	13,529

Equity in earnings of subsidiaries	7,581	2,152	—	—	(9,733)	—
Interest expense, net	(3,343)	(1,500)	(274)	(640)	—	(5,757)
Internal interest income (expense), net	9	1,022	(1,588)	557	—	—
Other income (expense), net	718	(13)	743	(677)	—	771
Earnings before income taxes	4,332	1,661	2,672	9,611	(9,733)	8,543
(Benefit) provision for income taxes	(1,267)	(169)	1,071	3,309	—	2,944

Net earnings	$5,599	$1,830	$1,601	$6,302	$(9,733)	$5,599

	Predecessor three months ended March 28, 2003
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$—	$—	$85,957	$60,290	$(89)	$146,158

Costs and expenses:
Cost of goods sold	—	—	71,308	46,347	(89)	117,566
Selling and general	237	—	10,252	5,101	—	15,590
Depreciation and amortization	—	—	1,981	1,764	—	3,745
(Loss) earnings from operations	(237)	—	2,416	7,078	—	9,257

Equity in earnings of subsidiaries	3,616	—	—	15	(3,631)	—
Interest expense, net	(1,046)	—	(846)	(3,556)	—	(5,448)
Internal interest (expense) income, net	(478)	—	(1,564)	2,042	—	—
Other income, net	—	—	60	154	—	214
Earnings before income taxes	1,855	—	66	5,733	(3,631)	4,023
(Benefit) provision for income taxes	(587)	—	228	1,940	—	1,581

Net earnings (loss)	$2,442	$—	$(162)	$3,793	$(3,631)	$2,442

	Successor as of March 26, 2004
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$1	$21	$3,430	$27,130	$—	$30,582
Accounts receivable, net	—	—	63,245	74,406	—	137,651
Inventories	—	—	73,278	30,826	—	104,104
Other current assets	111	—	8,795	1,734	—	10,640
Total current assets	112	21	148,748	134,096	—	282,977
Property, plant and equipment, net	—	—	63,174	74,511	—	137,685
Amounts due from affiliates	125,541	1,362	21,486	75,856	(224,245)	—
Goodwill, net	—	—	127,457	48,266	—	175,723
Investment in consolidated subsidiaries	248,853	87,486	—	1,110	(337,449)	—
Deferred income taxes	74	778	4	3,604	—	4,460
Other assets	6,013	2,919	9,108	1,563	—	19,603
	$380,593	$92,566	$369,977	$339,006	$(561,694)	$620,448
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$499	$—	$—	$499
Accounts payable	—	—	47,819	47,195	—	95,014
Accrued expenses and other current liabilities	(3,566)	434	26,182	22,890	—	45,940
Current maturities of long-term debt	—	—	420	7,763	—	8,183
Total current liabilities	(3,566)	434	74,920	77,848	—	149,636
Long-term debt, less current maturities	137,255	62,745	12,207	29,707	—	241,914
Amounts due to affiliates	75,215	235	122,346	26,449	(224,245)	—
Deferred income taxes	—	388	13,975	14,512	—	28,875
Other liabilities	—	1,523	3,805	22,353	—	27,681
Total liabilities	208,904	65,325	227,253	170,869	(224,245)	448,106
Shareholders’equity:
Common stock	500	21	1	35,023	(35,045)	500
Additional paid-in capital	155,866	28,159	125,681	104,158	(258,369)	155,495
Treasury stock	(1,964)	—	—	—	—	(1,964)
Restricted stock	(3,190)	—	—	—	—	(3,190)
Retained earnings	20,355	2,431	17,069	5,856	(25,356)	20,355
Accumulated other comprehensive income (loss)	122	(3,370)	(27)	23,100	(18,679)	1,146
Total shareholders’ equity	171,689	27,241	142,724	168,137	(337,449)	172,342
	$380,593	$92,566	$369,977	$339,006	$(561,694)	$620,448

	Successor as of December 26, 2003
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$21	$19,408	$28,798	$—	$48,227
Accounts receivable, net	—	—	56,753	64,936	—	121,689
Inventories	—	—	59,249	30,294	—	89,543
Other current assets	111	—	7,204	873	—	8,188
Total current assets	111	21	142,614	124,901	—	267,647
Property, plant and equipment, net	—	—	64,865	76,572	—	141,437
Amounts due from affiliates	144,695	62,932	21,792	37,924	(267,343)	—
Goodwill, net	—	—	127,457	48,937	—	176,394
Investment in consolidated subsidiaries	277,405	—	—	1,110	(278,515)	—
Deferred income taxes	75	—	3	3,517	—	3,595
Other assets	5,723	2,866	9,478	1,689	—	19,756
	$428,009	$65,819	$366,209	$294,650	$(545,858)	$608,829
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$436	$—	$—	$436
Accounts payable	—	—	49,817	41,872	—	91,689
Accrued expenses and other current liabilities	539	2,021	29,912	18,767	—	51,239
Current maturities of long-term debt	—	—	436	7,051	—	7,487
Total current liabilities	539	2,021	80,601	67,690	—	150,851
Long-term debt, less current maturities	137,255	62,745	2,299	29,508	—	231,807
Amounts due to affiliates	121,004	2	122,504	23,833	(267,343)	—
Deferred income taxes	—	398	14,308	14,576	—	29,282
Other liabilities	—	—	5,355	21,584	—	26,939
Total liabilities	258,798	65,166	225,067	157,191	(267,343)	438,879
Shareholders’equity:
Common stock	500	21	1	35,000	(35,022)	500
Additional paid-in capital	155,866	—	125,681	78,066	(204,118)	155,495
Treasury stock	(1,964)	—	—	—	—	(1,964)
Restricted stock	(3,381)	—	—	—	—	(3,381)
Retained earnings	14,756	601	15,468	10,266	(26,335)	14,756
Accumulated other comprehensive income (loss)	3,434	31	(8)	14,127	(13,040)	4,544
Total shareholders’ equity	169,211	653	141,142	137,459	(278,515)	169,950
	$428,009	$65,819	$366,209	$294,650	$(545,858)	$608,829

	Successor three months ended March 26, 2004
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net cash provided by (used in)operating activities	$54,890	$(2,603)	$(24,057)	$7,872	$(61,081)	$(24,979)

Cash flows from investing activities:
Proceeds from sales of assets	—	—	32	8	—	40
Purchases of businesses	—	—	(1,219)	—	—	(1,219)
Contributed capital to subsidiaries	(28,262)	—	—	—	28,262	—
Transfer of businesses between affiliates	—	(88,262)	—	88,262	—	—
Capital expenditures	—	—	(908)	(362)	—	(1,270)
Net cash (used in) provided by investing activities	(28,262)	(88,262)	(2,095)	87,908	28,262	(2,449)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	—	10,000	1,404	—	11,404
Repayment of long-term debt	—	—	(109)	(1,340)	—	(1,449)
Change in cash overdrafts	—	—	64	—	—	64
Dividends paid	—	—	—	(61,081)	61,081	—
Expenses relating to the 2003 Stock Transaction	(463)	—	—	—	—	(463)
Deferred financing fees	(249)	(112)	(52)	(21)	—	(434)
Contributed capital from parent	—	28,262	—	—	(28,262)	—
Due to/from affiliates	(25,915)	62,248	271	(36,604)	—	—
Net cash (used in) provided by financing activities	(26,627)	90,398	10,174	(97,642)	32,819	9,122

Effect of exchange rate changes on cash	—	467	—	194	—	661

Net increase (decrease) in cash and cash equivalents	1	—	(15,978)	(1,668)	—	(17,645)
Cash and cash equivalents at beginning of period	—	21	19,408	28,798	—	48,227
Cash and cash equivalents at end of period	$1	$21	$3,430	$27,130	$—	$30,582

	Predecessor three months ended March 28, 2003
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net cash (used in) provided by operating activities	$(523)	$—	$(4,055)	$66,005	$(62,253)	$(826)

Cash flows from investing activities:
Proceeds from sales of assets	—	—	7	38	—	45
Capital expenditures	—	—	(1,658)	(1,368)	—	(3,026)
Net cash used in investing activities	—	—	(1,651)	(1,330)	—	(2,981)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit facility	—	—	7,300	(1,856)	—	5,444
Change in cash overdrafts	—	—	(510)	—	—	(510)
Repurchase of treasury stock	(1,404)	—	—	—	—	(1,404)
Deferred financing fees	—	—	(71)	(45)	—	(116)
Dividend paid	—	—	(62,253)	—	62,253	—
Due to/from affiliates	1,927	—	61,330	(63,257)	—	—
Net cash provided by (used in) financing activities	523	—	5,796	(65,158)	62,253	3,414

Effect of exchange rate changes on cash	—	—	—	263	—	263

Net increase (decrease) in cash and cash equivalents	—	—	90	(220)	—	(130)
Cash and cash equivalents at beginning of period	—	—	560	11,086	—	11,646
Cash and cash equivalents at end of period	$—	$—	$650	$10,866	$—	$11,516

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The following discussion should be read in conjunction with the condensed consolidated financial statements included elsewhere in this document, as well as the year-end consolidated financial statements and Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2003.

Euramax is an international producer of value-added aluminum, steel, vinyl and fiberglass fabricated products, with facilities located in all major regions of the United States (“U.S.”), as well as the United Kingdom (“U.K.”), The Netherlands and France. Our manufacturing and distribution network consists of 43 strategically located facilities, of which 37 are located in the U.S. and 6 are located in Europe. We sell our products principally to two markets, the building and construction market and the transportation market. Our core products include specialty coated coils, aluminum recreational vehicle (“RV”) sidewalls, RV doors, farm and agricultural panels, roofing accessories, metal and vinyl raincarrying systems, soffit and fascia systems, and vinyl replacement windows. In addition, we sell an extensive line of accessory products, including roofing and siding hardware, trim parts and roof drainage accessories. Our customers include original equipment manufacturers (“OEMs”) such as RV, commercial panel and transportation industry manufacturers; rural contractors; home centers; home improvement contractors; distributors; industrial and architectural contractors; and manufactured housing producers.

Our results of operations have been separated into the predecessor period and successor period as a result of the application of purchase accounting in connection with the 2003 Stock Transaction described in Note 2 to our condensed consolidated financial statements.

Results of Operations

Three Months Ended March 26, 2004 as Compared to Three Months Ended March 28, 2003

The following table sets forth the Company’s Statements of Earnings Data expressed as a percentage of net sales:

	Successor	Predecessor
	Three months ended March 26, 2004	Three months ended March 28, 2003
Statements of Earnings Data:
Net sales	100.0%	100.0%
Costs and expenses:
Cost of goods sold	80.3	80.4
Selling and general	10.2	10.7
Depreciation and amortization	2.6	2.6
Earnings from operations	6.9	6.3
Interest expense, net	(2.9)	(3.7)
Other income, net	0.4	0.2
Earnings before income taxes	4.4	2.8
Provision for income taxes	1.5	1.1
Net earnings	2.9%	1.7%

	Net Sales			Earnings from Operations
In thousands	Successor three months ended March 26, 2004	Predecessor three months ended March 28, 2003	Increase	Successor three months ended March 26, 2004	Predecessor three months ended March 28, 2003	Increase

U.S. Fabrication Roof Drainage	$42,718	$26,386	61.9%	$898	$761	18.0%
U.S. Fabrication Building Materials	71,106	59,556	19.4%	1,941	1,280	51.6%
European Roll Coating	48,722	36,100	35.0%	7,387	4,941	49.5%
European Fabrication	32,857	24,116	36.2%	3,303	2,275	45.2%
Totals	$195,403	$146,158	33.7%	$13,529	$9,257	46.1%

Net Sales. For the three months ended March 26, 2004, net sales were $195.4 million compared to $146.2 million for the three months ended March 28, 2003, an increase of $49.2 million or 33.7%. Net sales in the U.S. increased 32.4% to $113.8 million for the three months ended March 26, 2004, from $85.9 million for the three months ended March 28, 2003. This increase in net sales in the U.S. includes an increase in the U.S. Fabrication Roof Drainage segment of $16.3 million or 61.9% and an increase in the U.S. Fabrication Building Materials segment of $11.6 million or 19.4%. Net sales in the U.S. Fabrication Roof Drainage segment increased primarily as a result of higher sales volumes of raincarrying products to distributors, home centers and home improvement contractors, the acquisition of Berger Holdings in November 2003, together with higher selling prices resulting from rising aluminum and steel costs.  Berger Holdings net sales in the three months ended March 28, 2003, prior to being acquired by Euramax, were $8.8 million. Net sales in the U.S. Fabrication Building Materials segment increased primarily as a result of higher sales volumes of fabricated aluminum and steel roofing and siding to rural and industrial and architectural contractors, manufactured housing producers and home centers, higher sales volumes of painted aluminum coil to external customers from our Helena, Arkansas paintline, and higher sales volumes of patio awning products and vinyl windows to home improvement contractors, together with higher selling prices resulting from rising aluminum and steel costs.

Net sales in Europe increased 35.5% to $81.6 million for the three months ended March 26, 2004, from $60.2 million for the three months ended March 28, 2003. This increase in net sales in Europe includes an increase in the European Roll Coating segment of $12.6 million or 35.0%, and an increase in the European Fabrication segment of $8.7 million or 36.2%. Approximately $6.7 million and $4.4 million of the increase in the European Roll Coating segment and the European Fabrication segment, respectively, were a result of the strengthening of the Euro and British Pound against the U.S. Dollar. The balance of the increase in the European Roll Coating segment primarily resulted from higher sales volumes of painted aluminum and steel coil to European OEMs (excluding RV manufacturers) and to European RV manufacturers. The balance of the increase in the European Fabrication segment resulted primarily from higher sales volumes to the European automotive industry, together with higher sales volumes of fabricated doors and windows to European RV manufacturers.

Cost of goods sold. Cost of goods sold, as a percentage of net sales, were 80.3% for the three months ended March 26, 2004, compared to 80.4% for the three months ended March 28, 2003. The decrease as a percentage of net sales is largely attributable to higher sales volumes, partially offset by lower margins on aluminum products. Lower margins on aluminum products resulted from higher aluminum costs, partially offset by higher aluminum selling prices. Aluminum and steel raw material purchase prices increased significantly during the first quarter of 2004 and have continued to escalate in the second quarter of 2004. Rising aluminum and steel prices are evidenced by an increase in the quarterly average aluminum London Metal Exchange price from $0.63/lb. in the first quarter of 2003 to $0.75/lb. in the first quarter of 2004, and widely publicized increases in steel prices resulting from strengthening world demand and industry consolidation in the U.S. While we have obtained selling price increases and announced future price increases, we do not have agreements with our customers who purchase aluminum or steel products from us that obligates them to pay higher prices when the cost of aluminum or steel rises.  Therefore, if aluminum or steel prices continue to rise and we are unable to pass any or all of these increases through to our customers, our gross profit will  be adversely affected.

Selling and general. Selling and general expenses, as a percentage of net sales, were 10.2% for the three months ended March 26, 2004, compared to 10.7% for the three months ended March 28, 2003. Selling and general expenses increased to $19.9 million in the three months ended March 26, 2004, from $15.6 million in the three months ended March 28, 2003. This increase resulted primarily from higher net sales in the three months ended March 26, 2004, compared to the three months ended March 28, 2003, the acquisition of Berger Holdings in November 2003, in addition to a stronger Euro and Pound Sterling against the U.S. Dollar in the three months ended March 26, 2004, used in converting local currency into U.S. Dollars.

Depreciation and amortization. Depreciation and amortization was $5.1 million for the three months ended March 26, 2004, compared to $3.7 million for the three months ended March 28, 2003. This increase primarily resulted from the acquisition of Berger Holdings in November 2003, a stronger Euro and Pound Sterling compared to the U.S. Dollar in 2004, in addition to additional expense resulting from the step-up in basis of our property, plant and equipment and intangible assets associated with the 2003 Stock Transaction.

Earnings from operations. Earnings from operations were $13.5 million for the three months ended March 26, 2004, compared to $9.3 million for the three months ended March 28, 2003. Operating margin increased to 6.9% for the three months ended March 26, 2004, compared to 6.3% for the three months ended March 28, 2003.

Earnings from operations in the U.S. Fabrication Roof Drainage segment were $0.9 million for the three months ended March 26, 2004, compared to $0.8 million for the three months ended March 28, 2003.  Operating margin decreased to 2.1% for the three months ended March 26, 2004, from 2.9% for the three months ended March 28, 2003, primarily resulting from lower margins on aluminum products due to higher aluminum costs, partially offset by higher aluminum selling prices. Berger Holdings is included in the U.S. Fabrication Roof Drainage segment’s results for the three months ended March 26, 2004.  The U.S. Fabrication Roof Drainage segment’s sales volumes are typically slower in the first quarter than in the second, third and fourth quarters, historically resulting in lower operating margins in the first quarter.

Earnings from operations in the U.S. Fabrication Building Materials segment were $1.9 million for the three months ended March 26, 2004, compared to $1.3 million for the three months ended March 28, 2003. Operating margin increased to 2.7% for the three months ended March 26, 2004, compared to 2.1% in the three months ended March 28, 2003, primarily resulting from higher sales volumes, partially offset by lower margins on aluminum products. Lower margins on aluminum products primarily resulted from higher aluminum costs, partially offset by higher aluminum selling prices. The U.S. Fabrication Building Materials segment’s sales volumes are typically slower in the first quarter than in the second, third and fourth quarters, historically resulting in lower operating margins in the first quarter.

Earnings from operations in the European Roll Coating segment were $7.4 million for the three months ended March 26, 2004, compared to $4.9 million for the three months ended March 28, 2003. Operating margin increased to 15.2% for the three months ended March 26, 2004, compared to 13.7% for the three months ended March 28, 2003, primarily resulting from higher sales volumes, together with operational improvements at our Corby, England paintline. The strengthening of the Euro and British Pound against the U.S. Dollar increased the European Roll Coating segment’s earnings from operations by $1.1 million.

Earnings from operations in the European Fabrication segment were $3.3 million for the three months ended March 26, 2004, compared to $2.3 million for the three months ended March 28, 2003. Operating margin increased to 10.1% for the three months ended March 26, 2004, compared to 9.4% for the three months ended March 28, 2003, primarily resulting from higher sales volumes, together with a more profitable product mix. The strengthening of the Euro and British Pound against the U.S. Dollar increased the European Fabrication segment’s earnings from operations by $0.5 million.

Interest expense, net. Net interest expense was $5.8 million for the three months ended March 26, 2004, compared to $5.4 million for the three months ended March 28, 2003. The increase in net interest expense is a result of a higher deferred finance fee amortization expense in the three months ended March 26, 2004, together with a higher outstanding average debt balance during the three months ended March 26, 2004. On August 6, 2003 we issued $200.0 million 8.50% senior subordinated notes. The proceeds from this issuance were used to purchase our outstanding $135.0 million 11.25% senior subordinated notes. The average outstanding balance under our senior secured credit facility was $45.6 million at an average interest rate of 6.4% for the three months ended March 26, 2004, compared to $73.4 million at an average interest rate of 5.6% for the three months ended March 28, 2003.

Other income, net. Other income was $0.8 million for the quarter ended March 26, 2004, compared to $0.2 million for the quarter ended March 28, 2003. Other income, net in both periods primarily resulted from foreign exchange gains on unhedged assets and liabilities remeasured into the local currency.

Provision for income taxes. The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The effective rate for the provision for income taxes decreased to 34.4% from 39.3% for the three months ended March 26, 2004 and March 28, 2003, respectively. The decrease in the effective tax rate is primarily due to a greater expected proportion of earnings in fiscal year 2004 in Europe, where the Company has a lower effective tax rate, together with a higher valuation allowance in 2003 due to the uncertainty of the future benefit of U.S. state net operating loss carryforwards.

Liquidity and Capital Resources

Liquidity. Our primary liquidity needs arise from debt service and the funding of capital expenditures. Our liquidity sources at March 26, 2004 include $30.6 million in cash and cash equivalents and an undrawn amount of $98.7 million under our revolving credit facility, subject to borrowing base limitations. At March 26, 2004, the entire $98.7 million of the undrawn amount was available.

On March 31, 2004, we repurchased 55% of our outstanding common stock held by Court Square Capital Limited, or 93,324.34 shares, for an aggregate repurchase price of approximately $37.3 million. On April 30, 2004, we repurchased the remaining 45% of our outstanding common stock held by Court Square Capital Limited, or 76,356.28 shares, for an aggregate repurchase price of $30.5 million. These repurchases were funded with borrowings under our revolving credit facility.

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

Our primary source of liquidity is funds generated from operations, which are supplemented by borrowings under our senior secured credit facility. Net cash used by operating activities for the three months ended March 26, 2004 and March 28, 2003, were $25.0 million and $0.8 million, respectively. In addition to cash generated from earnings, key components of our cash flow from operations are changes in our working capital accounts. The three months ended March 26, 2004 include a use of cash resulting from an increase in accounts receivable and inventories of $16.3 million and $14.8 million, respectively, and a decrease in accounts payable and other accrued liabilities of $1.8 million. The three months ended March 28, 2003 include a use of cash resulting from an increase in accounts receivable and inventories of $10.8 million and $8.6 million, respectively. Partially offsetting this use of cash was cash provided by an increase in accounts payable and other accrued liabilities of $13.7 million. See discussion of working capital below.

Net cash used in investing activities decreased to $2.4 million for the three months ended March 26, 2004, from $3.0 million for the three months ended March 28, 2003. This decrease is the result of lower capital expenditures in the three months ended March 26, 2004, compared to the three months ended March 28, 2003.  The three months ended March 26, 2004 include a use of cash of $1.2 million for costs associated with the acquisition of Berger Holdings on November 25, 2003.

Net cash provided by financing activities increased to $9.1 million for the three months ended March 26, 2004, from $3.4 million for the three months ended March 28, 2003. During the three months ended March 26, 2004, the Company borrowed $11.4 million under its revolving credit facility, compared to $5.4 million in the three months ended March 28, 2003. These borrowings were primarily used to fund working capital needs. Additionally, during the three months ended March 26, 2004, the Company repaid long-term debt of $1.4 million. During the three months ended March 28, 2003, the Company repurchased Euramax International Class A common stock for $1.4 million in connection with the retirement of a key employee.

The above-noted sources are expected to provide the liquidity required, if necessary, to supplement cash from operations, although no assurance to that effect can be given.

Capital Expenditures. Our capital expenditures were $1.3 million and $3.0 million for the three months ended March 26, 2004 and March 28, 2003, respectively. Capital expenditures in 2004 include approximately $0.1 million for improvements to the paintlines in Helena, Arkansas; Corby, England; and Roermond, The Netherlands; and approximately $0.2 million for several projects related to business expansion. Capital expenditures in 2003 included approximately $0.3 million for improvements to the paintlines in Helena, Arkansas; Corby, England; and Roermond, The Netherlands; and approximately $1.7 million for several projects related to business expansion. The balance of capital expenditures in both periods related to purchases and upgrades of fabricating equipment, transportation and material moving equipment, and information systems.

We have made and will continue to make capital expenditures to comply with environmental laws. We estimate that our environmental capital expenditures for 2004 will approximate $0.5 million.

Working Capital Management. Working capital was $133.3 million as of March 26, 2004, compared to $116.8 million as of December 26, 2003. This increase in working capital is largely attributable to higher accounts receivable and inventories, partially offset by lower cash and cash equivalents as of March 26, 2004. Seasonal demands of the business result in substantial increases from year end in trade accounts receivable and inventories.

Accounts receivable of $137.7 million as of March 26, 2004, increased $16.0 million, from $121.7 million as of December 26, 2003. The primary reason for this increase was an 8.4% increase in net sales in the two months ended March 26, 2004, compared to the two months ended December 26, 2003. The majority of outstanding accounts receivable at the end of each period are generated from net sales in the preceding two months. As of March 26, 2004, days sales outstanding in accounts receivable were 64.1 days, compared to 53.9 days as of December 26, 2003 and 61.9 days as of March 28, 2003. The timing of net sales during the quarter typically results in higher days sales outstanding in accounts receivable at the end of March compared to the end of December.

Inventories of $104.1 million as of March 26, 2004, increased $14.6 million, from $89.5 million as of December 26, 2003. As of March 26, 2004, days sales in inventories was 57.0 days, compared to 51.9 days as of December 26, 2003 and 61.3 days as of March 28, 2003. Seasonal demands typically result in higher inventory balances at the end of March compared to the end of December. Additionally, higher aluminum and steel raw material costs increased inventory balances as of March 26, 2004, compared to December 26, 2003.

Environmental Matters

Our exposure to environmental matters has not changed significantly from the year ended December 26, 2003. For detailed information regarding environmental matters, see “Management’s Discussion and Analysis — Risk Management” set forth in our Annual Report on Form 10-K for the year ended December 26, 2003.

Note Regarding Forward-Looking Statements:  The Management’s Discussion and Analysis and other sections of this Form 10-Q may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which we operate, and management’s beliefs and assumptions. Such forward-looking statements include terminology such as “may”, “will”, “should”, “expects”, “anticipates”, “intends”, “plans”, “believes”, “contemplates”, “projects”, “predicts”, “estimates”, or variations of such words and similar expressions regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements in this report include, but are not limited to: (1) statements regarding our expectation that our sources of liquidity will provide the liquidity required, if necessary, to supplement lower cash flows from operations; (2) statements regarding management’s expectation that the outcome of legal proceedings and claims that have arisen in the ordinary course of business would not reasonably be expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows; (3) statements regarding management’s belief that our potential share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses at various hazardous waste disposal sites in which we have been named as a defendant in lawsuits or as a potentially responsible party are not material and that the reasonably probable outcome of these matters will not materially exceed established reserves and will not have a material impact on our future financial position, net earnings or cash flows; and (4) statements regarding the effect rising aluminum and steel costs may have on gross profit.  These forward-looking statements are based on a number of assumptions that could ultimately prove inaccurate, and, therefore, there can be no assurance that they will prove to be accurate.  All such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause future financial performance to differ materially and significantly from past results and from those expressed or implied in this document include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), changes in business strategy or development plans, the cyclical demand for our products, the supply and/or price of aluminum and other raw materials, currency exchange rate fluctuations, environmental regulations, availability of financing, competition, reliance on key management personnel, ability to manage growth, loss of customers, and a variety of other factors. For further information on these and other risks, see the “Risk Factors” section of Item 1 of our Annual Report on Form 10-K for the year ended December 26, 2003, as well as our other filings with the Securities and Exchange Commission. We assume no obligation to update publicly our forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The following discussion about the Company’s risk management activities includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statement. See “Note Regarding Forward Looking Statements” for additional information regarding the Private Securities Litigation Reform Act. The Company’s management of market risk from changes in interest rates, exchange rates and commodity prices has not changed from the year ended December 26, 2003, except as follows. In March 2004, the Company entered into three Euro swaps (the “Euro Swaps”) with substantially equivalent terms. The terms of the Euro Swaps expire on August 15, 2011, and require the Company to pay approximately 49.3 million Euros with semi-annual payments at a weighted average interest rate of 8.81% in exchange for $60.0 million with semi-annual interest payments of 8.50%. The Euro Swaps were designated as cash flow hedges that effectively converted $60.0 million of the 8.50% senior subordinated notes due 2011 on the books of a Netherlands subsidiary into a fixed-rate Euro loan, which is expected to reduce the impact of foreign exchange rate changes on the principal and interest payments on the loan. For detailed information regarding the Company’s risk management, see “Management’s Discussion and Analysis — Risk Management” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” set forth in the Company’s Annual Report on Form 10-K for the year ended December 26, 2003.

Interest Rate Risk

This analysis presents the hypothetical increase in interest expense and increase in other expense related to those financial instruments and derivative instruments held by us at March 26, 2004, that are sensitive to changes in interest rates. A hypothetical 10 percent increase in interest rates for one year on our variable rate financial instruments would increase interest expense by approximately $0.3 million as calculated at March 26, 2004, as compared to a hypothetical increase in interest expense of approximately $0.2 million as calculated at December 26, 2003.

A hypothetical 10 percent decrease in interest rates for one year on our derivative instruments would increase other expense by approximately $0.2 million as calculated at March 26, 2004, compared to a hypothetical increase in other expense of approximately $0.1 million as calculated at December 26, 2003.

Foreign Currency Exchange Risk

This analysis presents the hypothetical increase in foreign exchange loss and increase in interest expense related to those financial instruments and derivative instruments held by us at March 26, 2004, that are sensitive to changes in foreign currency exchange risks. A hypothetical 10 percent increase in the British Pound compared to the U.S. Dollar would increase our foreign exchange loss by approximately $3.8 million as calculated at March 26, 2004, compared to a hypothetical increase in foreign exchange loss of approximately $2.1 million as calculated at December 26, 2003.  A hypothetical 10 percent decrease in the Euro compared to the U.S. Dollar would increase our foreign exchange loss by approximately $0.3 million as calculated at March 26, 2004, compared to a hypothetical increase in foreign exchange loss of approximately $1.2 million as calculated at December 26, 2003.

All other factors remaining unchanged, a hypothetical 10 percent increase in foreign currency exchange rates for one year would increase interest expense by approximately $0.2 million as calculated at March 26, 2004, for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in interest expense of approximately $0.2 million as calculated at December 26, 2003.

Item 4.  Controls and Procedures

As of March 26, 2004, based upon an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that as of the evaluation date, the Company’s disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports that it files or submits under the Securities and Exchange Act of 1934 (the “Exchange Act”) and (2) are adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms. Further, there were no changes in the Company’s internal controls over financial reporting identified in connection with that evaluation that occurred during the quarter ended March 26, 2004, that have materially affected or would be reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1.  Legal Proceedings.

We are not currently parties to any pending legal procedures other than such proceedings occurring in the ordinary course of business. We believe that such proceedings would not, individually or in the aggregate, reasonably be expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

(b)           Reports on Form 8-K:

On March 24, 2004, the Company filed a report on Form 8-K relating to its financial information for the full year and fourth quarter ended December 26, 2003, as presented in a press release dated March 24, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Euramax International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURAMAX INTERNATIONAL, INC.

Signature	Title	Date

/s/ J. DAVID SMITH	Chairman, Chief Executive Officer	May 7, 2004
J. David Smith	and President

/s/ R. SCOTT VANSANT	Chief Financial Officer and Secretary	May 7, 2004
R. Scott Vansant

Exhibit Index

Exhibit Number	Description
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