Form 10-Q
period 2004-06-25
EURAMAX INTERNATIONAL INC
filed 2004-08-09
CIK 1026743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2004

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

☐ Yes  ☒ No

As of August 9, 2004, Registrant had 322,815.17 shares of Class A common stock outstanding and no shares of Class B common stock outstanding.

Part I - Financial Information

Item 1.  Financial Statements

Euramax International, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(Thousands of U.S. Dollars)

(Unaudited)

	Successor	Predecessor	Successor	Successor	Predecessor	Successor
	Three months ended June 25, 2004	Two months ended May 23, 2003	One month ended June 27, 2003	Six months ended June 25, 2004	Five months ended May 23, 2003	One month ended June 27, 2003

Net sales	$250,487	$114,457	$77,194	$445,890	$260,615	$77,194

Costs and expenses:
Cost of goods sold	193,723	90,854	63,904	350,606	208,420	63,904
Selling and general	21,399	10,563	8,159	41,275	26,153	8,159
Depreciation and amortization	3,850	2,531	1,571	8,965	6,276	1,571
Earnings from operations	31,515	10,509	3,560	45,044	19,766	3,560

Interest expense, net	(6,022)	(3,678)	(1,843)	(11,779)	(9,126)	(1,843)
Other income (expense), net	585	292	(26)	1,356	506	(26)
Earnings before income taxes	26,078	7,123	1,691	34,621	11,146	1,691
Provision for income taxes	9,319	2,673	562	12,263	4,254	562
Net earnings	$16,759	$4,450	$1,129	$22,358	$6,892	$1,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Thousands of U.S. Dollars)

(Unaudited)

	Successor
	June 25, 2004	December 26, 2003
ASSETS
Current assets:
Cash and cash equivalents	$35,802	$48,227
Accounts receivable, net	151,061	121,689
Inventories	117,729	89,543
Other current assets	10,320	8,188
Total current assets	314,912	267,647
Property, plant and equipment, net	155,644	141,437
Goodwill, net	137,613	176,394
Intangible assets, net	45,930	2,492
Deferred income taxes	5,361	3,595
Other assets	15,735	17,264
	$675,195	$608,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$2,285	$436
Accounts payable	112,015	91,689
Accrued expenses and other current liabilities	61,081	51,239
Current maturities of long-term debt	8,769	7,487
Total current liabilities	184,150	150,851
Long-term debt, less current maturities	289,270	231,807
Deferred income taxes	51,630	29,282
Other liabilities	30,006	26,939
Total liabilities	555,056	438,879
Shareholders’ equity:
Common stock	500	500
Additional paid-in capital	155,495	155,495
Treasury stock	(69,836)	(1,964)
Restricted stock	(2,999)	(3,381)
Retained earnings	37,114	14,756
Accumulated other comprehensive (loss) income	(135)	4,544
Total shareholders’ equity	120,139	169,950
	$675,195	$608,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Thousands of U.S. Dollars)

(Unaudited)

	Successor	Predecessor	Successor
	Six months ended June 25, 2004	Five months ended May 23, 2003	One month ended June 27, 2003

Net cash provided by (used in) operating activities	$1,376	$(12,045)	$11,924

Cash flows from investing activities:
Proceeds from sales of assets	1,043	35	44
Purchases of businesses	(1,172)	—	—
Capital expenditures	(3,654)	(4,944)	(789)
Net cash used in investing activities	(3,783)	(4,909)	(745)

Cash flows from financing activities:
Net borrowings (repayments) on revolving credit facility	61,663	18,264	(11,153)
Repayment of long-term debt	(2,898)	—	—
Changes in cash overdrafts	1,850	2,603	(2,995)
Expenses relating to the 2003 Stock Transaction	(554)	—	—
Issuance of common stock from shares held in treasury	—	—	353
Purchase of treasury stock	(67,872)	(2,556)	(80)
Deferred finance fees	(889)	(116)	(242)
Net cash (used in) provided by financing activities	(8,700)	18,195	(14,117)

Effect of exchange rate changes on cash	(1,318)	778	191

Net (decrease) increase in cash and cash equivalents	(12,425)	2,019	(2,747)
Cash and cash equivalents at beginning of period	48,227	11,646	13,665
Cash and cash equivalents at end of period	$35,802	$13,665	$10,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Thousands of U.S. Dollars)

(Unaudited)

1.   Basis of Presentation:

For purposes of this report the “Company” and “Euramax” refers to Euramax International, Inc. and subsidiaries, collectively.

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

The Company’s sales are somewhat seasonal, with the second and third quarters typically accounting for the highest sales volumes. Operating results for the period ended June 25, 2004, are not necessarily indicative of future results that may be expected for the year ending December 31, 2004.

Per share data has not been presented since such data provides no useful information, as the shares of the Company are closely held.

Certain 2003 amounts have been reclassified to conform to current year presentation.

2.  2003 Stock Transaction:

On April 15, 2003, Citigroup Venture Capital Equity Partners, L.P. (“CVCEP”) and Citigroup Venture Capital Ltd. (“CVC”), entered into a definitive purchase agreement with CVC European Equity Partners, L.P. and CVC European Equity Partners (Jersey), L.P. (collectively “CVC Europe”), BNP Paribas, independent directors and certain members of management to purchase, for approximately $106.0 million, all of the shares of the Company held by CVC Europe and BNP Paribas, and a portion of the shares held by independent directors and management (“2003 Stock Transaction”). The 2003 Stock Transaction was completed on June 12, 2003, with CVCEP purchasing 265,762.48 shares of the Company’s Class A common stock. For accounting purposes, the Company has used May 23, 2003, its May month-end, as the transaction date. After the completion of this transaction CVCEP and CVC collectively owned approximately 88.5% of the issued and outstanding shares of the Company, with management of CVCEP and directors and management of the Company holding the remaining shares. Prior to the 2003 Stock Transaction, CVC owned approximately 34.5% of the issued and outstanding shares of the Company. CVCEP is ultimately controlled by Citigroup, Inc. through limited and general partnership interests owned by its subsidiaries. CVC Europe is a group of limited partnerships in which Citigroup, Inc. owns a minority interest, but does not have management or control rights.

The change in ownership, together with the Company’s subsequent issuance of senior subordinated notes, required that the purchase price paid in excess of the book value of the Company’s equity acquired be allocated under the purchase method of accounting to the assets and liabilities of the Company based upon a percentage of their fair values proportional to the percentage of the ownership change. The preliminary allocation was based upon estimates by management of the fair market values of identifiable assets and liabilities, with the remainder allocated to goodwill. The liabilities assumed included approximately $3.8 million of fees related to the transaction, which were paid by the Company on behalf of its shareholders. During the three months ended June 25, 2004, the Company finalized its estimate of the fair market values of its property, plant and equipment and intangible assets as of the transaction date.  The Company revised its preliminary allocation based upon this final valuation. The preliminary and final allocation of the purchase price is detailed below. The goodwill generated from this transaction is not deductible for income tax purposes.

Purchase price	$105,981
Less: Company equity acquired	53,628
Increase in basis	$52,353

	Preliminary Allocation	Final Allocation
Record fair value of inventories	$4,000	$4,000
Record fair value of property, plant and equipment	16,000	28,112
Record fair value of senior subordinated notes	(2,040)	(2,040)
Record fair value of deferred financing fees	(1,000)	(1,000)
Record fair value of patent (15 year life)	2,500	714
Record fair value of customer relationships (12 year life)	—	42,869
Transaction fees	(3,835)	(3,835)
Record income taxes for effect of step-up in basis of assets and transaction fees	(6,270)	(26,050)
Increase to goodwill, net	42,998	9,583
	$52,353	$52,353

Adjustments to reflect changes from the preliminary allocation to the final allocation were recorded in the three months ended June 25, 2004. Such adjustments included recording $5.8 million of amortization of the customer relationships intangible asset and a $5.7 million reduction of depreciation expense. The reduction in depreciation expense resulted from differences in the estimates of fair values and remaining useful lives of property, plant and equipment between the preliminary and final valuations. Such adjustments did not have a material affect on the Company’s financial position as of June 25, 2004 or its results of operations for the three and six months ended June 25, 2004.

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

	Successor	Predecessor	Successor	Successor	Predecessor	Successor
	Three months ended June 25, 2004	Two months ended May 23, 2003	One month ended June 27, 2003	Six months ended June 25, 2004	Five months ended May 23, 2003	One month ended June 27, 2003

Pro-forma net sales	$250,487	$114,457	$77,194	$445,890	$260,615	$77,194
Pro-forma net earnings	16,759	4,262	1,129	22,358	6,421	1,129

3.  Summary of Significant Accounting Policies:

For information regarding significant accounting policies, see Note 2 to the consolidated financial statements of the Company for the year ended December 26, 2003, set forth in the Company’s annual report on Form 10-K.

Property, Plant and Equipment

In connection with the Company's finalization of the fair market values of its property, plant and equipment, the Company reevaluated the useful lives over which its assets are to be depreciated.  The estimated useful lives of these assets was determined to range from 2 to 13 years for equipment and from 17 to 20 years for buildings.

Intangible Assets

The Company records intangible assets acquired in business combinations or in the 2003 Stock Transaction at fair value on the date of the transaction. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, effective December 29, 2001. Under SFAS No. 142, indefinite lived intangible assets are not amortized, but are reviewed at least annually for impairment.  The Company reviews its indefinite lived intangible assets for impairment on the first day of its fiscal fourth quarter. The Company amortizes its intangible assets with finite lives over their useful lives based upon the pattern in which the economic benefits of the intangible asset are recognized. If that pattern cannot be determined, a straight-line amortization method is used.  Intangible assets with finite lives are not tested for impairment annually, but when indicators exist that the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value.

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

		Successor	Predecessor	Successor	Successor	Predecessor	Successor
		Three months ended June 25, 2004	Two months ended May 23, 2003	One month ended June 27, 2003	Six months ended June 25, 2004	Five months ended May 23, 2003	One month ended June 27, 2003

Net income, as reported		$16,759	$4,450	$1,129	$22,358	$6,892	$1,129
Add:	Stock-based employee compensation
	cost included in reported net income,
	net of related tax effects	—	—	143	—	—	143
Less:	Total stock-based employee compensation
	expense determined under fair value method
	for all awards, net of related tax effects	(46)	—	(159)	(92)	—	(159)

Pro forma net income		$16,713	$4,450	$1,113	$22,266	$6,892	$1,113

The fair value of each option was estimated using the Black-Scholes option-pricing model using a risk free interest rate of 3.20%, an expected option life of 5 years, no volatility and no dividends.

4.  Acquisitions

On November 18, 2003, pursuant to a tender offer, Amerimax Pennsylvania, Inc., a wholly owned subsidiary of Euramax, acquired 93% of Berger Holdings’ outstanding common shares for $3.90 per share. The acquisition of Berger Holdings was completed on November 25, 2003 by the merger of Amerimax Pennsylvania, Inc. into Berger Holdings, with Berger Holdings as the survivor corporation. As a result of the merger, each common share of Berger Holdings not owned by Euramax was converted into the right to receive $3.90 per share in cash, subject to dissenters’ rights. The total purchase price of this acquisition was approximately $36.8 million. The Company preliminarily allocated the purchase price in excess of the net assets acquired to Berger Holdings’ assets and liabilities under the purchase method of accounting based on estimates by management of fair market values of identifiable assets and liabilities, with the remainder allocated to goodwill. During the three months ended June 25, 2004, the Company revised the allocation of the purchase price to reflect final asset and liability valuations. The adjustments to record the final asset and liability valuations did not have a material affect on the Company’s financial position as of June 25, 2004 or its results of operations for the three and six months ended June 25, 2004. Berger Holdings manufactures metal roof drainage products and roofing accessories as well as residential and commercial snow guards and is included in our U.S. Fabrication Roof Drainage segment. The results of operations of Berger Holdings are included in the Company’s consolidated statement of earnings from the acquisition date.

5.  Inventories:

Inventories were comprised of:

	Successor
	June 25, 2004	December 26, 2003

Raw materials	$80,583	$61,832
Work in process	8,706	8,075
Finished products	28,440	19,636
	$117,729	$89,543

Inventories are net of related reserves totaling $3.3 million at June 25, 2004 and $3.6 million at December 26, 2003.

6.  Long-Term Obligations:

Long-term obligations consisted of the following:

	Successor
	June 25, 2004	December 26, 2003
Senior Secured Credit Facility:
Revolving Credit Facility	$60,519	$—
Term Loans	35,004	36,559
8.50% Senior Subordinated Notes due 2011	200,000	200,000
Mortgage Note Payable	2,168	2,252
Capital Lease Obligations	348	483
	298,039	239,294
Less current maturities	(8,769)	(7,487)
	$289,270	$231,807

As of June 25, 2004, an undrawn amount of $49.5 million was available under the revolving credit facility.

7.  Goodwill:

A summary of changes in the Company’s goodwill by segment for the six months ended June 25, 2004 is as follows:

	U.S. Fabrication Roof Drainage	U.S. Fabrication Building Materials	European Roll Coating	European Fabrication	Total

Successor balance at December 26, 2003	$78,479	$48,977	$36,969	$11,969	$176,394

Adjustment for final allocation relating to the 2003 Stock Transaction	(11,587)	(15,592)	(6,693)	457	(33,415)
Adjustment for final allocation relating to acquisition of Berger Holdings	(4,838)	—	—	—	(4,838)
Foreign exchange translation	—	—	(842)	314	(528)
Successor balance at June 25, 2004	$62,054	$33,385	$29,434	$12,740	$137,613

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

Product Warranties

The Company provides warranties on certain products. The warranty periods differ depending on the product, but generally range from one year to limited lifetime warranties. The Company provides accruals for warranties based on historical experience and expectations of future occurrence. A summary of the changes in the product warranty accrual follows:

	Successor	Predecessor	Successor	Successor	Predecessor	Successor
	Three months ended June 25, 2004	Two months ended May 23, 2003	One month ended June 27, 2003	Six months ended June 25, 2004	Five months ended May 23, 2003	One month ended June 27, 2003

Beginning balance	$3,972	$3,045	$3,394	$3,993	$2,809	$3,394
Payments made or service provided	(710)	(257)	(240)	(1,439)	(720)	(240)
Warranty expense	571	447	429	1,299	1,119	429
Change related to changes in foreign currency exchange rates	10	159	(47)	(10)	186	(47)

Ending balance	$3,843	$3,394	$3,536	$3,843	$3,394	$3,536

9.  Comprehensive Income:

	Successor	Predecessor	Successor	Successor	Predecessor	Successor
	Three months ended June 25, 2004	Two months ended May 23, 2003	One month ended June 27, 2003	Six months ended June 25, 2004	Five months ended May 23, 2003	One month ended June 27, 2003

Net earnings	$16,759	$4,450	$1,129	$22,358	$6,892	$1,129
Other comprehensive earnings (loss):
Foreign currency translation adjustment	232	5,000	(2,638)	(1,671)	6,922	(2,638)
Gain (loss) on derivative instruments, net:
Net changes in fair value of derivatives	(1,574)	(627)	(228)	(2,571)	(324)	(228)
Net gains reclassified from OCI into earnings	61	759	136	(437)	423	136

Comprehensive income (loss)	$15,478	$9,582	$(1,601)	$17,679	$13,913	$(1,601)

10.  Income Taxes:

The income tax provision for the six months ended June 25, 2004, the five months ended May 23, 2003 and the one month ended June 27, 2003, is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country by country basis, adjusted for changes in valuation allowances relating to the Company’s state NOL carryforwards and capital loss carryforwards.

11.  Employee Retirement Plans:

Net periodic pension costs for the Company’s non-contributory defined benefit pension plan covering substantially all U.S. hourly employees include the following components:

	Successor	Predecessor	Successor	Successor	Predecessor	Successor
	Three months ended June 25, 2004	Two months ended May 23, 2003	One month ended June 27, 2003	Six months ended June 25, 2004	Five months ended May 23, 2003	One month ended June 27, 2003
Components of net periodic pension cost
Service cost	$94	$57	$29	$196	$143	$29
Interest cost	59	30	15	113	76	15
Expected return on assets	(63)	(31)	(16)	(118)	(77)	(16)
Amortization of prior service cost	1	4	—	1	10	—
Recognized actuarial net loss	—	14	—	—	34	—
Net periodic pension cost	$91	$74	$28	$192	$186	$28

Net periodic pension costs for the Company’s single employee pension plan covering the employees of Euramax Coated Products Limited and Ellbee Limited include the following components:

	Successor	Predecessor	Successor	Successor	Predecessor	Successor
	Three months ended June 25, 2004	Two months ended May 23, 2003	One month ended June 27, 2003	Six months ended June 25, 2004	Five months ended May 23, 2003	One month ended June 27, 2003
Components of net periodic pension cost
Service cost	$271	$137	$68	$546	$342	$68
Interest cost	454	243	121	916	608	121
Expected return on assets	(345)	(156)	(78)	(695)	(390)	(78)
Recognized actuarial net loss	—	110	—	—	274	—
Net periodic pension cost	$380	$334	$111	$767	$834	$111

12.  Segment Information:

The Company’s acquisition of Berger Holdings, Ltd. on November 25, 2003 led to an assessment of operating segments that resulted in the Company’s identification of the U.S. Fabrication Roof Drainage operating segment. The business activities included in the U.S. Fabrication Roof Drainage operating segment were previously included in the U.S. Fabrication segment. Accordingly, prior period segment information has been revised to conform to the Company’s revised segments. The Company’s reportable segments are as follows:

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

The Company is organized primarily on the basis of seven operating segments. Certain operating segments with similar economic characteristics have been aggregated according to similarity of products, nature of production processes, types of customers and product distribution methods. Two European subsidiaries have been aggregated into the European Roll Coating segment, two U.S. subsidiaries have been aggregated into the U.S. Fabrication Building Materials segment and two European subsidiaries have been aggregated into the European Fabrication segment. The U.S. Fabrication Roof Drainage operating segment is reported separately. The table below presents information about reported segments for the periods indicated. Expenses, income and assets that are not segment specific relate to holding company and business development activities conducted for the overall benefit of the Company and, accordingly, are not attributable to the Company’s segments.

	Successor	Predecessor	Successor	Successor	Predecessor	Successor
	Three months ended June 25,	Two months ended May 23,	One month ended June 27,	Six months ended June 25,	Five months ended May 23,	One month ended June 27,
	2004	2003	2003	2004	2003	2003

Sales
U.S. Fabrication Roof Drainage	$67,441	$27,402	$20,317	$110,780	$54,415	$20,317
U.S. Fabrication Building Materials	102,501	48,046	32,148	173,634	107,617	32,148
European Roll Coating	51,425	24,056	15,660	100,947	60,719	15,660
European Fabrication	30,366	15,797	9,723	63,223	39,913	9,723
Total segment sales	251,733	115,301	77,848	448,584	262,664	77,848

Eliminations	(1,246)	(844)	(654)	(2,694)	(2,049)	(654)
Consolidated net sales	$250,487	$114,457	$77,194	$445,890	$260,615	$77,194

EBITDA
U.S. Fabrication Roof Drainage	$12,117	$4,366	$3,017	$14,276	$5,901	$3,017
U.S. Fabrication Building Materials	11,293	3,417	1,381	14,384	5,860	1,381
European Roll Coating	8,659	3,389	1,487	17,455	9,508	1,487
European Fabrication	4,374	1,643	1,140	8,506	4,489	1,140
Total EBITDA for reportable segments	36,443	12,815	7,025	54,621	25,758	7,025

(Expense) income that is not segment specific	(493)	517	(1,920)	744	790	(1,920)
Depreciation and amortization	(3,850)	(2,531)	(1,571)	(8,965)	(6,276)	(1,571)
Interest expense, net	(6,022)	(3,678)	(1,843)	(11,779)	(9,126)	(1,843)
Consolidated net earnings before income taxes	$26,078	$7,123	$1,691	$34,621	$11,146	$1,691

	Successor
	June 25, 2004	December 26, 2003

Assets
U.S. Fabrication Roof Drainage	$191,717	$163,870
U.S. Fabrication Building Materials	184,001	153,513
European Roll Coating	168,656	153,921
European Fabrication	106,940	96,107
Assets that are not segment specific	23,881	41,418

Total assets	$675,195	$608,829

The following table reflects revenues from external customers by markets for the periods indicated. Revenues from external customers by groups of similar products have not been provided as it is impracticable for the Company to do so.

		Successor	Predecessor	Successor	Successor	Predecessor	Successor
Customers/Markets	Primary Products	Three months ended June 25, 2004	Two months ended May 23, 2003	One month ended June 27, 2003	Six months ended June 25, 2004	Five months ended May 23, 2003	One month ended June 27, 2003

Original Equipment Manufacturers (“OEMs”)	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; RV doors, windows and roofing; and composite building panels	$97,478	$47,552	$29,649	$190,233	$120,289	$29,649

Rural Contractors	Steel and aluminum roofing and siding	41,746	18,892	12,796	67,020	38,980	12,796

Home Centers	Raincarrying systems, roofing accessories, windows and doors	47,501	23,964	17,995	74,593	46,499	17,995

Manufactured Housing	Steel siding and trim components	6,650	3,526	3,076	11,885	8,031	3,076

Distributors	Metal coils, raincarrying systems, roofing accessories and shower enclosures	26,541	7,531	4,693	47,962	16,714	4,693

Industrial and Architectural Contractors	Standing seam panels and siding and roofing accessories	8,399	3,886	2,822	15,650	9,183	2,822

Home Improvement Contractors	Vinyl replacement windows; metal coils, raincarrying systems; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings	22,172	9,106	6,163	38,547	20,919	6,163
		$250,487	$114,457	$77,194	$445,890	$260,615	$77,194

13.  Common Stock:

On March 31, 2004, the Company repurchased 55% of its outstanding common stock held by Court Square Capital Limited, or 93,324.34 shares, for an aggregate repurchase price of approximately $37.3 million. On April 30, 2004, the Company repurchased the remaining 45% of its outstanding common stock held by Court Square Capital Limited, or 76,356.28 shares, for an aggregate repurchase price of approximately $30.5 million. These repurchases were funded with borrowings under the Company’s revolving credit facility. After completing these repurchases, the Company had 322,815.17 shares of Class A common stock outstanding.

14.   Supplemental Condensed Consolidating Financial Statements:

On August 6, 2003, Euramax International, Inc. and Euramax International Holdings B.V. (each a “Co-Obligor”) issued $200.0 million of 8.50% senior subordinated notes due 2011, which were subsequently exchanged for new notes with substantially identical terms. Each of the domestic restricted subsidiaries, as defined in the related bond indenture (the “Guarantor Subsidiaries”), fully and unconditionally guarantee the obligations of the Co-Obligors. The following supplemental condensed consolidating financial statements as of June 25, 2004 and December 26, 2003 and for the three and six months ended June 25, 2004, the two and five months ended May 23, 2003 and the one month ended June 27, 2003, reflect the financial position, results of operations, and cash flows of each of the Co-Obligors, and such combined information of the Guarantor Subsidiaries and the non-guarantor subsidiaries (the “Non-Guarantor Subsidiaries”), as if the guarantor structure of the $200.0 million of 8.50% senior subordinated notes due 2011 had been outstanding for each period. Euramax International Holdings B.V. was not acquired until July 17, 2003, had no assets or liabilities until August 6, 2003 and has no operations other than equity interests in consolidated subsidiaries that were acquired on March 16, 2004.

	Successor three months ended June 25, 2004
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$—	$—	$168,946	$81,548	$(7)	$250,487

Costs and expenses:
Cost of goods sold	—	—	130,778	62,952	(7)	193,723
Selling and general	(388)	3	15,494	6,290	—	21,399
Depreciation and amortization	—	—	4,063	(213)	—	3,850
Earnings (loss) from operations	388	(3)	18,611	12,519	—	31,515

Equity in earnings of subsidiaries	18,952	5,299	—	6	(24,257)	—
Interest expense, net	(3,126)	(1,474)	(844)	(578)	—	(6,022)
Internal interest income (expense), net	430	21	(1,576)	1,125	—	—
Other (expense) income, net	(1,288)	20	519	1,334	—	585
Earnings before income taxes	15,356	3,863	16,710	14,406	(24,257)	26,078
(Benefit) provision for income taxes	(1,403)	(495)	6,492	4,725	—	9,319

Net earnings	$16,759	$4,358	$10,218	$9,681	$(24,257)	$16,759

	Predecessor two months ended May 23, 2003
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$—	$—	$75,108	$39,561	$(212)	$114,457

Costs and expenses:
Cost of goods sold	—	—	59,641	31,425	(212)	90,854
Selling and general	156	—	7,221	3,186	—	10,563
Depreciation and amortization	—	—	1,326	1,205	—	2,531
(Loss) earnings from operations	(156)	—	6,920	3,745	—	10,509

Equity in earnings of subsidiaries	5,364	—	—	(68)	(5,296)	—
Interest expense, net	(699)	—	(620)	(2,359)	—	(3,678)
Internal interest (expense) income, net	(642)	—	(1,367)	2,009	—	—
Other income, net	—	—	43	249	—	292
Earnings before income taxes	3,867	—	4,976	3,576	(5,296)	7,123
(Benefit) provision for income taxes	(583)	—	2,025	1,231	—	2,673

Net earnings	$4,450	$—	$2,951	$2,345	$(5,296)	$4,450

	Successor one month ended June 27, 2003
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$—	$—	$52,237	$25,140	$(183)	$77,194

Costs and expenses:
Cost of goods sold	—	—	43,178	20,909	(183)	63,904
Selling and general	463	—	5,963	1,733	—	8,159
Depreciation and amortization	—	—	726	845	—	1,571
(Loss) earnings from operations	(463)	—	2,370	1,653	—	3,560

Equity in earnings of subsidiaries	2,190	—	—	108	(2,298)	—
Interest expense, net	(349)	—	(276)	(1,218)	—	(1,843)
Internal interest (expense) income, net	(463)	—	(608)	1,071	—	—
Other income (expense), net	—	—	22	(48)	—	(26)
Earnings before income taxes	915	—	1,508	1,566	(2,298)	1,691
(Benefit) provision for income taxes	(214)	—	186	590	—	562

Net earnings	$1,129	$—	$1,322	$976	$(2,298)	$1,129

	Successor six months ended June 25, 2004
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net sales	$—	$—	$282,784	$163,216	$(110)	$445,890

Costs and expenses:
Cost of goods sold	—	—	225,149	125,567	(110)	350,606
Selling and general	245	3	28,469	12,558	—	41,275
Depreciation and amortization	—	—	6,764	2,201	—	8,965
(Loss) earnings from operations	(245)	(3)	22,402	22,890	—	45,044

Equity in earnings of subsidiaries	26,533	7,451	—	6	(33,990)	—
Interest expense, net	(6,469)	(2,974)	(1,118)	(1,218)	—	(11,779)
Internal interest income (expense), net	439	1,043	(3,164)	1,682	—	—
Other (expense) income, net	(570)	7	1,262	657	—	1,356
Earnings before income taxes	19,688	5,524	19,382	24,017	(33,990)	34,621
(Benefit) provision for income taxes	(2,670)	(664)	7,563	8,034	—	12,263

Net earnings	$22,358	$6,188	$11,819	$15,983	$(33,990)	$22,358

	Predecessor five months ended May 23, 2003
	Euramax International Inc.	Euramax International Holdings BV	Non- Guarantor	Guarantor		Consolidated
	(Co-Obligor)	(Co-Obligor)	Subsidiaries	Subsidiaries	Eliminations	Totals

Net sales	$—	$—	$161,065	$99,851	$(301)	$260,615

Costs and expenses:
Cost of goods sold	—	—	130,949	77,772	(301)	208,420
Selling and general	393	—	17,473	8,287	—	26,153
Depreciation and amortization	—	—	3,307	2,969	—	6,276
(Loss) earnings from operations	(393)	—	9,336	10,823	—	19,766

Equity in earnings of subsidiaries	8,980	—	—	(53)	(8,927)	—
Interest expense, net	(1,745)	—	(1,466)	(5,915)	—	(9,126)
Internal interest (expense) income, net	(1,120)	—	(2,931)	4,051	—	—
Other income, net	—	—	103	403	—	506
Earnings before income taxes	5,722	—	5,042	9,309	(8,927)	11,146
(Benefit) provision for income taxes	(1,170)	—	2,253	3,171	—	4,254

Net earnings	$6,892	$—	$2,789	$6,138	$(8,927)	$6,892

	Successor as of June 25, 2004
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$1	$19	$999	$34,783	$—	$35,802
Accounts receivable, net	—	—	80,684	70,377	—	151,061
Inventories	—	—	86,464	31,265	—	117,729
Other current assets	111	—	8,567	1,642	—	10,320
Total current assets	112	19	176,714	138,067	—	314,912
Property, plant and equipment, net	—	—	74,815	80,829	—	155,644
Amounts due from affiliates	120,752	1,384	82,790	77,522	(282,448)	—
Goodwill, net	—	—	95,439	42,174	—	137,613
Intangible assets, net	—	—	30,571	15,359	—	45,930
Investment in consolidated subsidiaries	266,937	94,090	—	1,116	(362,143)	—
Deferred income taxes	74	1,564	96	3,627	—	5,361
Other assets	5,831	2,831	5,595	1,478	—	15,735
	$393,706	$99,888	$466,020	$360,172	$(644,591)	$675,195
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$2,285	$—	$—	$2,285
Accounts payable	—	—	66,716	45,299	—	112,015
Accrued expenses and other current liabilities	(2,014)	1,310	37,032	24,753	—	61,081
Current maturities of long-term debt	—	—	422	8,347	—	8,769
Total current liabilities	(2,014)	1,310	106,455	78,399	—	184,150
Long-term debt, less current maturities	137,255	62,745	62,613	26,657	—	289,270
Amounts due to affiliates	138,510	237	116,912	26,789	(282,448)	—
Deferred income taxes	58	389	29,916	21,267	—	51,630
Other liabilities	—	3,961	3,715	22,330	—	30,006
Total liabilities	273,809	68,642	319,611	175,442	(282,448)	555,056
Shareholders’equity:
Common stock	500	21	1	35,023	(35,045)	500
Additional paid-in capital	155,866	29,170	119,166	110,673	(259,380)	155,495
Treasury stock	(69,836)	—	—	—	—	(69,836)
Restricted stock	(2,999)	—	—	—	—	(2,999)
Retained earnings	37,114	6,789	27,287	15,537	(49,613)	37,114
Accumulated other comprehensive (loss) income	(748)	(4,734)	(45)	23,497	(18,105)	(135)
Total shareholders’ equity	119,897	31,246	146,409	184,730	(362,143)	120,139
	$393,706	$99,888	$466,020	$360,172	$(644,591)	$675,195

	Successor as of December 26, 2003
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$21	$19,408	$28,798	$—	$48,227
Accounts receivable, net	—	—	56,753	64,936	—	121,689
Inventories	—	—	59,249	30,294	—	89,543
Other current assets	111	—	7,204	873	—	8,188
Total current assets	111	21	142,614	124,901	—	267,647
Property, plant and equipment, net	—	—	64,865	76,572	—	141,437
Amounts due from affiliates	144,695	62,932	21,792	37,924	(267,343)	—
Goodwill, net	—	—	127,457	48,937	—	176,394
Intangible assets, net	—	—	2,492	—	—	2,492
Investment in consolidated subsidiaries	277,405	—	—	1,110	(278,515)	—
Deferred income taxes	75	—	3	3,517	—	3,595
Other assets	5,723	2,866	6,986	1,689	—	17,264
	$428,009	$65,819	$366,209	$294,650	$(545,858)	$608,829
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$436	$—	$—	$436
Accounts payable	—	—	49,817	41,872	—	91,689
Accrued expenses and other current liabilities	539	2,021	29,912	18,767	—	51,239
Current maturities of long-term debt	—	—	436	7,051	—	7,487
Total current liabilities	539	2,021	80,601	67,690	—	150,851
Long-term debt, less current maturities	137,255	62,745	2,299	29,508	—	231,807
Amounts due to affiliates	121,004	2	122,504	23,833	(267,343)	—
Deferred income taxes	—	398	14,308	14,576	—	29,282
Other liabilities	—	—	5,355	21,584	—	26,939
Total liabilities	258,798	65,166	225,067	157,191	(267,343)	438,879
Shareholders’equity:
Common stock	500	21	1	35,000	(35,022)	500
Additional paid-in capital	155,866	—	125,681	78,066	(204,118)	155,495
Treasury stock	(1,964)	—	—	—	—	(1,964)
Restricted stock	(3,381)	—	—	—	—	(3,381)
Retained earnings	14,756	601	15,468	10,266	(26,335)	14,756
Accumulated other comprehensive income (loss)	3,434	31	(8)	14,127	(13,040)	4,544
Total shareholders’ equity	169,211	653	141,142	137,459	(278,515)	169,950
	$428,009	$65,819	$366,209	$294,650	$(545,858)	$608,829

	Successor six months ended June 25, 2004
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net cash provided by (used in) operating activities	$56,380	$(2,262)	$(10,973)	$19,312	$(61,081)	$1,376

Cash flows from investing activities:
Proceeds from sales of assets	—	—	34	1,009	—	1,043
Purchases of businesses	—	—	(1,172)	—	—	(1,172)
Contributed capital to subsidiaries	(28,262)	—	—	—	28,262	—
Transfer of businesses between affiliates	—	(88,262)	—	88,262	—	—
Capital expenditures	—	—	(2,120)	(1,534)	—	(3,654)
Net cash (used in) provided by investing activities	(28,262)	(88,262)	(3,258)	87,737	28,262	(3,783)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	—	61,584	79	—	61,663
Repayment of long-term debt	—	—	(220)	(2,678)	—	(2,898)
Change in cash overdrafts	—	—	1,850	—	—	1,850
Dividends paid	—	—	—	(61,081)	61,081	—
Expenses relating to the 2003 Stock Transaction	(554)	—	—	—	—	(554)
Purchase of treasury stock	(67,872)	—	—	—	—	(67,872)
Deferred finance fees	(555)	(249)	(61)	(24)	—	(889)
Contributed capital from parent	—	28,262	—	—	(28,262)	—
Due to/from affiliates	40,864	61,046	(66,747)	(35,163)	—	—
Net cash (used in) provided by financing activities	(28,117)	89,059	(3,594)	(98,867)	32,819	(8,700)

Effect of exchange rate changes on cash	—	1,463	(584)	(2,197)	—	(1,318)

Net increase (decrease) in cash and cash equivalents	1	(2)	(18,409)	5,985	—	(12,425)
Cash and cash equivalents at beginning of period	—	21	19,408	28,798	—	48,227
Cash and cash equivalents at end of period	$1	$19	$999	$34,783	$—	$35,802

	Predecessor five months ended May 23, 2003
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net cash (used in) provided by operating activities	$(3,596)	$—	$(9,557)	$63,361	$(62,253)	$(12,045)

Cash flows from investing activities:
Proceeds from sales of assets	—	—	7	28	—	35
Capital expenditures	—	—	(2,283)	(2,661)	—	(4,944)
Net cash used in investing activities	—	—	(2,276)	(2,633)	—	(4,909)

Cash flows from financing activities:
Net borrowings on revolving credit facility	—	—	16,800	1,464	—	18,264
Change in cash overdrafts	—	—	2,603	—	—	2,603
Purchase of treasury stock	(2,556)	—	—	—	—	(2,556)
Deferred finance fees	—	—	(71)	(45)	—	(116)
Dividend paid	—	—	(62,253)	—	62,253	—
Due to/from affiliates	6,152	—	54,864	(61,016)	—	—
Net cash provided by (used in) financing activities	3,596	—	11,943	(59,597)	62,253	18,195

Effect of exchange rate changes on cash	—	—	—	778	—	778

Net increase in cash and cash equivalents	—	—	110	1,909	—	2,019
Cash and cash equivalents at beginning of period	—	—	560	11,086	—	11,646
Cash and cash equivalents at end of period	$—	$—	$670	$12,995	$—	$13,665

	Successor one month ended June 27, 2003
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals

Net cash (used in) provided by operating activities	$(920)	$—	$2,798	$10,046	$—	$11,924

Cash flows from investing activities:
Proceeds from sales of assets	—	—	24	20	—	44
Capital expenditures	—	—	(306)	(483)	—	(789)
Net cash used in investing activities	—	—	(282)	(463)	—	(745)

Cash flows from financing activities:
Net repayments on revolving credit facility	—	—	(1,500)	(9,653)	—	(11,153)
Change in cash overdrafts	—	—	(2,995)	—	—	(2,995)
Issuance of common stock from shares held in treasury	353	—	—	—	—	353
Purchase of treasury stock	(80)	—	—	—	—	(80)
Deferred finance fees	—	—	(148)	(94)	—	(242)
Due to/from affiliates	647	—	2,304	(2,951)	—	—
Net cash provided by (used in) financing activities	920	—	(2,339)	(12,698)	—	(14,117)

Effect of exchange rate changes on cash	—	—	—	191	—	191

Net increase (decrease) in cash and cash equivalents	—	—	177	(2,924)	—	(2,747)
Cash and cash equivalents at beginning of period	—	—	670	12,995	—	13,665
Cash and cash equivalents at end of period	$—	$—	$847	$10,071	$—	$10,918

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

Our condensed consolidated statements of earnings and condensed consolidated statements of cash flows present our results for the three and six months ended June 25, 2004, the two and five months ended May 23, 2003 and the one month ended June 27, 2003. Our 2003 results are presented divided into the predecessor period and successor period as a result of the 2003 Stock Transaction described in Note 2 to the condensed consolidated financial statements. The discussion of the results of operations below combines the predecessor two months ended May 23, 2003 and the successor one month ended June 27, 2003 for comparison to the successor three months ended June 25, 2004, and combines the predecessor five months ended May 23, 2003 and the successor one month ended June 27, 2003 for comparison to the successor six months ended June 25, 2004, for purposes of discussing net sales and cost of goods sold. All other items are separated into the predecessor and successor periods for discussion purposes.

In connection with the 2003 Stock Transaction and subsequent issuance of senior subordinated notes, accounting principles generally accepted in the U.S. required that the purchase price paid in excess of the book value of our equity acquired be allocated to our assets and liabilities based upon estimates of their fair values. This application of purchase accounting resulted in increasing the value of inventory at the time of the 2003 Stock Transaction by $4.0 million. This inventory was sold in June 2003 and accordingly $4.0 million was recorded as cost of goods sold. This amount does not reflect costs incurred or amounts paid by us to prepare inventory for sale and accordingly had no affect on our cash flows from operations.

Aluminum and steel raw material purchase prices increased significantly during the first six months of 2004. Rising aluminum and steel prices are evidenced by an increase in the average aluminum London Metal Exchange price from $0.63/lb. in the first six months of 2003 to an average of $0.75/lb. in the first six months of 2004, and widely publicized increases in steel prices resulting from strengthening world demand and industry consolidation in the U.S. While we have obtained selling price increases and announced future price increases, we do not have agreements with our customers who purchase aluminum or steel products from us that obligates them to pay higher prices when the cost of aluminum or steel rises. Therefore, if aluminum or steel prices continue to rise and we are unable to pass any or all of these increases through to our customers, our gross profit will be adversely affected.

Results of Operations

Three Months Ended June 25, 2004 as Compared to Three Months Ended June 27, 2003

The following table sets forth the Company’s Statements of Earnings Data expressed as a percentage of net sales:

	Successor three months ended June 25, 2004	Predecessor two months ended May 23, 2003	Successor one month ended June 27, 2003
Statements of Earnings Data:
Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold	77.3	79.4	82.8 (1)
Selling and general	8.6	9.2	10.6
Depreciation and amortization	1.5	2.2	2.0
Earnings from operations	12.6	9.2	4.6
Interest expense, net	(2.4)	(3.2)	(2.4)
Other income, net	0.2	0.2	—
Earnings before income taxes	10.4	6.2	2.2
Provision for income taxes	3.7	2.3	0.7
Net earnings	6.7%	3.9%	1.5%

	Net Sales			Earnings from Operations
	Successor	Predecessor	Successor	Successor	Predecessor	Successor
In thousands	three months ended June 25, 2004	two months ended May 23, 2003	one month ended June 27, 2003 (1)	three months ended June 25, 2004	two months ended May 23, 2003	one month ended June 27, 2003 (1)

U.S. Fabrication Roof Drainage	$66,707	$27,078	$20,089	$9,688	$3,908	$2,233
U.S. Fabrication Building Materials	102,239	48,030	32,148	9,348	2,708	155
European Roll Coating	51,175	23,552	15,234	8,285	2,637	656
European Fabrication	30,366	15,797	9,723	4,194	1,256	516
Totals	$250,487	$114,457	$77,194	$31,515	$10,509	$3,560

(1)   In connection with the 2003 Stock Transaction (see Note 2 to the condensed consolidated financial statements)  and subsequent issuance of senior subordinated notes, accounting principles generally accepted in the U.S. required that the purchase price paid in excess of the book value of the Company’s equity acquired be allocated to the assets and liabilities of the Company based upon estimates of their fair values. This application of purchase accounting resulted in increasing the value of inventory at the time of the 2003 Stock Transaction by $4.0 million. This inventory was sold in June 2003 and accordingly $4.0 million was recorded as cost of goods sold. This amount does not reflect  costs incurred or amounts paid by the Company to prepare inventory for sale and accordingly had no affect on the cash flows from operations of the Company for the one month ended June 27, 2003.

Net Sales. For the three months ended June 25, 2004, net sales were $250.5 million compared to $191.7 million for the three months ended June 27, 2003, an increase of $58.8 million or 30.7%. Net sales in the

U.S. increased 32.7% to $168.9 million for the three months ended June 25, 2004, from $127.3 million for the three months ended June 27, 2003. This increase in net sales in the U.S. includes an increase in the U.S. Fabrication Roof Drainage segment of $19.5 million or 41.4% and an increase in the U.S. Fabrication Building Materials segment of $22.1 million or 27.5%. Net sales in the U.S. Fabrication Roof Drainage segment increased primarily as a result of the acquisition of Berger Holdings in November 2003, together with higher sales volumes of raincarrying products to distributors, home centers and home improvement contractors, and higher selling prices resulting from rising aluminum and steel costs.  Net sales in the U.S. Fabrication Building Materials segment increased primarily as a result of higher sales volumes of fabricated aluminum and steel roofing and siding to rural contractors, industrial and architectural contractors and home centers, higher sales volumes of aluminum doors, roofing and siding to U.S. RV manufacturers and higher sales volumes of patio awning products to home improvement contractors, together with higher selling prices resulting from rising aluminum and steel costs.

Net sales in Europe increased 26.8% to $81.5 million for the three months ended June 25, 2004, from $64.3 million for the three months ended June 27, 2003. This increase in net sales in Europe includes an increase in the European Roll Coating segment of $12.4 million or 31.9%, and an increase in the European Fabrication segment of $4.8 million or 19.0%. Approximately $3.7 million and $2.4 million of the increase in the European Roll Coating segment and the European Fabrication segment, respectively, were a result of the strengthening of the Euro and British Pound against the U.S. Dollar. The balance of the increase in the European Roll Coating segment primarily resulted from higher sales volumes of painted aluminum and steel coil to European OEMs, including European RV manufacturers. The balance of the increase in the European Fabrication segment resulted primarily from higher sales volumes to the European automotive industry, together with higher sales volumes of fabricated doors and windows to European RV manufacturers.

Cost of goods sold. Cost of goods sold, as a percentage of net sales, were 77.3% for the three months ended June 25, 2004, compared to 80.7% for the three months ended June 27, 2003. The decrease as a percentage of net sales is largely attributable to the $4.0 million increase in inventories resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction (see Note 2 to our condensed consolidated financial statements). The $4.0 million increase was recognized in cost of goods sold in June 2003. The remaining decrease is primarily the result of higher sales volumes. Higher aluminum and steel costs in the three months ended June 25, 2004 have largely been offset by higher selling prices on products manufactured from aluminum and steel.

Selling and general. Selling and general expenses, as a percentage of net sales, were 8.6%, 9.2% and 10.6% for the three months ended June 25, 2004, the two months ended May 23, 2003 and the one month ended June 27, 2003, respectively. Selling and general expenses increased to $21.4 million in the three months ended June 25, 2004, from $10.6 million in the two months ended May 23, 2003 and $8.2 million in the one month ended June 27, 2003. This increase resulted primarily from the acquisition of Berger Holdings in November 2003, together with higher selling expenses due to the increase in sales volume, higher employee compensation expense and a higher cost of employee benefits. Additionally, a stronger Euro and British Pound against the U.S. Dollar in the three months ended June 25, 2004, used in converting local currency into U.S. Dollars, resulted in higher selling and general expense in the three months ended June 25, 2004. Partially offsetting these items were lower product warranty costs in the three months ended June 25, 2004. Selling and general expenses in the one month ended June 27, 2003 include $1.4 million in compensation expense resulting from bonus payments associated with the 2003 Stock Transaction.  The three months ended June 25, 2004 and the one month ended June 27, 2003 include advisory fees payable to CVC Management LLC of $0.3 million and $0.4 million, respectively. Prior to the 2003 Stock Transaction and the establishment of the advisory agreement with CVC Management LLC, there were no advisory fees paid to CVC Management LLC.

Depreciation and amortization. Depreciation and amortization was $3.9 million for the three months ended June 25, 2004, compared to $2.5 million for the two months ended May 23, 2003 and $1.6 million for the one month ended June 27, 2003. Depreciation and amortization expense for the three months ended June 25, 2004 includes an adjustment increasing expense by $0.2 million relating to the final allocation of the purchase price associated with the 2003 Stock Transaction and the acquisition of Berger Holdings.  See Note 2 to the condensed consolidated financial statements for further discussion on the adjustments relating to the 2003 Stock Transaction.  Additionally, Berger Holdings' results are included in the three months ended June 25, 2004.

Earnings from operations. Earnings from operations were $31.5 million for the three months ended June 25, 2004, compared to $10.5 million for the two months ended May 23, 2003 and $3.6 million for the one month ended June 27, 2003. Operating margins were 12.6% for the three months ended June 25, 2004, compared to 9.2% for the two months ended May 23, 2003 and 4.6% for the one month ended June 27, 2003. In the one month ended June 27, 2003, earnings from operations reflect $4.0 million charged to expense resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction.

Earnings from operations in the U.S. Fabrication Roof Drainage segment were $9.7 million for the three months ended June 25, 2004, compared to $3.9 million for the two months ended May 23, 2003 and $2.2 million for the one month ended June 27, 2003. Operating margins were 14.5% for the three months ended June 25, 2004, compared to 14.4% for the two months ended May 23, 2003 and 11.1% for the one month ended June 27, 2003. Earnings from operations in the U.S. Fabrication Roof Drainage segment include $1.0 million of the $4.0 million increase in inventories charged to expense in June 2003 resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction. Higher sales volumes in the three months ended June 25, 2004, partially offset by higher depreciation and amortization expense, resulted in higher operating margins. Higher aluminum and steel costs in the three months ended June 25, 2004 have largely been offset by higher selling prices on products manufactured from aluminum and steel. Berger Holdings' results are included in the three months ended June 25, 2004.

Earnings from operations in the U.S. Fabrication Building Materials segment were $9.3 million for the three months ended June 25, 2004, compared to $2.7 million for the two months ended May 23, 2003 and $0.2 million for the one month ended June 27, 2003. Operating margins were 9.1% for the three months ended June 25, 2004, compared to 5.6% for the two months ended May 23, 2003 and 0.5% for the one month ended June 27, 2003. Earnings from operations in the U.S. Fabrication Building Materials segment include $1.7 million of the $4.0 million increase in inventories charged to expense in June 2003 resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction. Higher sales volumes in the three months ended June 25, 2004, partially offset by higher depreciation and amortization expense, resulted in higher operating margins. Higher aluminum and steel costs in the three months ended June 25, 2004, have largely been offset by higher selling prices on products manufactured from aluminum and steel.

Earnings from operations in the European Roll Coating segment were $8.3 million for the three months ended June 25, 2004, compared to $2.6 million for the two months ended May 23, 2003 and $0.7 million for the one month ended June 27, 2003. Operating margins were 16.2% for the three months ended June 25, 2004, compared to 11.2% for the two months ended May 23, 2003 and 4.3% for the one month ended June 27, 2003. Earnings from operations in the European Roll Coating segment include $0.9 million of the $4.0 million increase in inventories charged to expense in June 2003 resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction. Higher sales volumes in the three months ended June 25, 2004, together with lower depreciation and amortization expense, resulted in higher operating margins. The strengthening of the Euro and British Pound against the U.S. Dollar increased the European Roll Coating segment’s earnings from operations by $0.6 million.

Earnings from operations in the European Fabrication segment were $4.2 million for the three months ended June 25, 2004, compared to $1.3 million for the two months ended May 23, 2003 and $0.5 million for the one month ended June 27, 2003. Operating margins were 13.8% for the three months ended June 25, 2004, compared to 8.0% for the two months ended May 23, 2003 and 5.3% for the one month ended June 27, 2003. Earnings from operations in the European Fabrication segment include $0.4 million of the $4.0 million increase in inventories charged to expense in June 2003 resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction. Higher sales volumes in the three months ended June 25, 2004, together with a more profitable product mix and lower depreciation and amortization expense, resulted in higher operating margins. The strengthening of the Euro and British Pound against the U.S. Dollar increased the European Fabrication segment’s earnings from operations by $0.3 million.

Interest expense, net. Net interest expense was $6.0 million, $3.7 million and $1.8 million for the three months ended June 25, 2004, the two months ended May 23, 2003 and the one month ended June 27, 2003, respectively. The increase in net interest expense in 2004 is primarily the result of a higher outstanding average debt balance during the three months ended June 25, 2004, together with higher deferred finance fee amortization expense in the three months ended June 25, 2004. On August 6, 2003 we issued $200.0 million 8.50% senior subordinated notes. The proceeds from this issuance were used to purchase our outstanding $135.0 million 11.25% senior subordinated notes. The average outstanding balance under our senior secured credit facility was $95.0 million at an average interest rate of 5.2% for the three months ended June 25, 2004, compared to $84.3 million at an average interest rate of 5.3% for the three months ended June 27, 2003.

Other income, net. Other income was $0.6 million and $0.3 million for the three months ended June 25, 2004 and the two months ended May 23, 2003, respectively, and was insignificant for the one month ended June 27, 2003. The three months ended June 25, 2004 include a gain on the sale of non-core assets from our operation in France of $0.5 million. The remaining other income, net in both periods primarily resulted from foreign exchange gains on unhedged assets and liabilities remeasured into the local currency.

Provision for income taxes. The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The effective rate for the provision for income taxes was 35.7% for the three months ended June 25, 2004, compared to 37.5% for the two months ended May 23, 2003 and 33.2% for the one month ended June 27, 2003.  The change in the effective tax rate from 2003 to 2004 is primarily due to a greater expected proportion of earnings in fiscal year 2004 in Europe, where the Company has a lower effective tax rate, together with a higher valuation allowance in 2003 due to the uncertainty of the future benefit of U.S. state net operating loss carryforwards.

Six Months Ended June 25, 2004 as Compared to Six Months Ended June 27, 2003

The following table sets forth the Company’s Statements of Earnings Data expressed as a percentage of net sales:

	Successor six months ended June 25, 2004	Predecessor five months ended May 23, 2003	Successor one month ended June 27, 2003
Statements of Earnings Data:
Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold	78.6	80.0	82.8 (1)
Selling and general	9.3	10.0	10.6
Depreciation and amortization	2.0	2.4	2.0
Earnings from operations	10.1	7.6	4.6
Interest expense, net	(2.6)	(3.5)	(2.4)
Other income, net	0.3	0.2	—
Earnings before income taxes	7.8	4.3	2.2
Provision for income taxes	2.8	1.6	0.7
Net earnings	5.0%	2.7%	1.5%

	Net Sales			Earnings from Operations
In thousands	Successor six months ended June 25, 2004	Predecessor five months ended May 23, 2003	Successor one month ended June 27, 2003	Successor six months ended June 25, 2004	Predecessor five months ended May 23, 2003	Successor one month ended June 27, 2003(1)

U.S. Fabrication Roof Drainage	$109,425	$53,464	$20,089	$10,586	$4,669	$2,233
U.S. Fabrication Building Materials	173,345	107,586	32,148	11,289	3,988	155
European Roll Coating	99,897	59,653	15,234	15,672	7,577	656
European Fabrication	63,223	39,912	9,723	7,497	3,532	516
Totals	$445,890	$260,615	$77,194	$45,044	$19,766	$3,560

(1)          In connection with the 2003 Stock Transaction (see Note 2 to the condensed consolidated financial statements) and subsequent issuance of senior subordinated notes, accounting principles generally accepted in the U.S. required that the purchase price paid in excess of the book value of the Company’s equity acquired be allocated to the assets and liabilities of the Company based upon estimates of their fair values. This application of purchase accounting resulted in increasing the value of inventory at the time of the 2003 Stock Transaction by $4.0 million. This inventory was sold in June 2003 and accordingly $4.0 million was recorded as cost of goods sold. This amount does not reflect costs incurred or amounts paid by the Company to prepare inventory for sale and accordingly had no affect on the cash flows from operations of the Company for the one month ended June 27, 2003.

Net Sales. For the six months ended June 25, 2004, net sales were $445.9 million compared to $337.8 million for the six months ended June 27, 2003, an increase of $108.1 million or 32.0%. Net sales in the U.S. increased 32.6% to $282.8 million for the six months ended June 25, 2004, from $213.3 million for the six months ended June 27, 2003. This increase in net sales in the U.S. includes an increase in the U.S. Fabrication Roof Drainage segment of $35.9 million or 48.8% and an increase in the U.S. Fabrication Building Materials segment of $33.6 million or 24.1%. Net sales in the U.S. Fabrication Roof Drainage segment increased primarily as a result of the acquisition of Berger Holdings in November 2003, together with higher sales volumes of raincarrying products to distributors, home centers and home improvement contractors and higher selling prices resulting from rising aluminum and steel costs. Net sales in the U.S. Fabrication Building Materials segment increased primarily as a result of higher sales volumes of fabricated aluminum and steel roofing and siding to rural contractors, industrial and architectural contractors and home centers, higher sales volumes of aluminum doors, roofing and siding to U.S. RV manufacturers and higher sales volumes of patio awning products to home improvement contractors, together with higher selling prices on products manufactured from aluminum and steel resulting from rising aluminum and steel costs.

Net sales in Europe increased 31.0% to $163.1 million for the six months ended June 25, 2004, from $124.5 million for the six months ended June 27, 2003. This increase in net sales in Europe includes an increase in the European Roll Coating segment of $25.0 million or 33.4%, and an increase in the European Fabrication segment of $13.6 million or 27.4%. Approximately $10.4 million and $6.9 million of the increase in the European Roll Coating segment and the European Fabrication segment, respectively, were a result of the strengthening of the Euro and British Pound against the U.S. Dollar. The balance of the increase in the European Roll Coating segment primarily resulted from higher sales volumes of painted aluminum and steel coil to European OEMs, including European RV manufacturers. The balance of the increase in the European Fabrication segment resulted primarily from higher sales volumes to the European automotive industry, together with higher sales volumes of fabricated doors and windows to European RV manufacturers.

Cost of goods sold. Cost of goods sold, as a percentage of net sales, were 78.6% for the six months ended June 25, 2004, compared to 80.6% for the six months ended June 27, 2003. The decrease as a percentage of net sales is primarily attributable to the $4.0 million increase in inventories resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction (see Note 2 to the condensed consolidated financial statements). The $4.0 million increase was recognized in cost of goods sold in June 2003. The remaining decrease is primarily the result of higher sales volumes.

Selling and general. Selling and general expenses, as a percentage of net sales, were 9.3%, 10.0% and 10.6% for the six months ended June 25, 2004, the five months ended May 23, 2003 and the one month ended June 27, 2003. Selling and general expenses increased to $41.3 million in the six months ended June 25, 2004, from $26.2 million in the five months ended May 23, 2003 and $8.2 million in the one month ended June 27, 2003. The increase for the six months ended June 25, 2004, resulted primarily from the acquisition of Berger Holdings in November 2003, together with higher selling expenses due to the increase in sales volume, higher employee compensation expense, higher cost of employee benefits, and higher legal and professional fees. Additionally, a stronger Euro and British Pound against the U.S. Dollar in the six months ended June 25, 2004, used in converting local currency into U.S. Dollars resulted in higher selling and general expenses in the six months ended June 25, 2004.  Selling and general expenses in the one month ended June 27, 2003 include $1.4 million in compensation expense resulting from bonus payments associated with the 2003 Stock Transaction. The six months ended June 25, 2004 and the one month ended June 27, 2003 include advisory fees payable to CVC Management LLC of $0.5 million and $0.4 million, respectively. Prior to the 2003 Stock Transaction and the establishment of the advisory agreement with CVC Management LLC, there were no advisory fees paid to CVC Management LLC. The six months ended June 25, 2004 and the one month ended June 27, 2003 include amortization of restricted stock awards of $0.4 million and $0.1 million, respectively. The restricted stock awards were issued in June 2003 at the time of the 2003 Stock Transaction.

Depreciation and amortization. Depreciation and amortization was $9.0 million for the six months ended June 25, 2004, compared to $6.3 million for the two months ended May 23, 2003 and $1.6 million for the one month ended June 27, 2003. Depreciation and amortization expense for the six months ended June 25, 2004 includes an adjustment increasing expense by $0.2 million relating to the final allocation of the purchase price associated with the 2003 Stock Transaction and the acquisition of Berger Holdings.  See Note 2 to the condensed consolidated financial statements for further discussion on the adjustments relating to the 2003 Stock Transaction.  Additionally, Berger Holdings' results are included in the six months ended June 25, 2004.

Earnings from operations. Earnings from operations were $45.0 million for the six months ended June 25, 2004, compared to $19.8 million for the five months ended May 23, 2003 and $3.6 million for the one month ended June 27, 2003. Operating margins were 10.1% for the six months ended June 25, 2004, compared to 7.6% for the five months ended May 23, 2003 and 4.6% for the one month ended June 27, 2003. In the one month ended June 27, 2003, earnings from operations reflect $4.0 million charged to expense resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction.

Earnings from operations in the U.S. Fabrication Roof Drainage segment were $10.6 million for the six months ended June 25, 2004, compared to $4.7 million for the five months ended May 23, 2003 and $2.2 million for the one month ended June 27, 2003. Operating margins were 9.7% for the six months ended June 25, 2004, compared to 8.7% for the five months ended May 23, 2003 and 11.1% for the one month ended June 27, 2003. Earnings from operations in the U.S. Fabrication Roof Drainage segment include $1.0 million of the $4.0 million increase in inventories charged to expense in June 2003 resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction. Higher sales volumes in the three months ended June 25, 2004, partially offset by lower margins on aluminum products and higher depreciation and amortization expense, resulted in higher operating margins. Lower margins on aluminum products primarily resulted from higher aluminum costs, partially offset by higher aluminum selling prices. Berger Holdings' results are included in the six months ended June 25, 2004.

Earnings from operations in the U.S. Fabrication Building Materials segment were $11.3 million for the six months ended June 25, 2004, compared to $4.0 million for the five months ended May 23, 2003 and $0.2 million for the one month ended June 27, 2003. Operating margins were 6.5% for the six months ended June 25, 2004, compared to 3.7% for the five months ended May 23, 2003 and 0.5% for the one month ended June 27, 2003. Earnings from operations in the U.S. Fabrication Building Materials segment include $1.7 million of the $4.0 million increase in inventories charged to expense in June 2003 resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction. Higher sales volumes in the six months ended June 25, 2004, partially offset by higher depreciation and amortization expense, resulted in higher operating margins. Higher aluminum and steel costs in the six months ended June 25, 2004, have largely been offset by higher selling prices on products manufactured from aluminum and steel

Earnings from operations in the European Roll Coating segment were $15.7 million for the six months ended June 25, 2004, compared to $7.6 million for the five months ended May 23, 2003 and $0.7 million for the one month ended June 27, 2003. Operating margins were 15.7% for the six months ended June 25, 2004, compared to 12.7% for the five months ended May 23, 2003 and 4.3% for the one month ended June 27, 2003. Earnings from operations in the European Roll Coating segment include $0.9 million of the $4.0 million increase in inventories charged to expense in June 2003 resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction. Higher sales volumes in the six months ended June 25, 2004, together with operational improvements at our Corby, England paintline and lower depreciation and amortization expense, resulted in higher operating margins. The strengthening of the Euro and British Pound against the U.S. Dollar increased the European Roll Coating segment’s earnings from operations by $1.7 million.

Earnings from operations in the European Fabrication segment were $7.5 million for the six months ended June 25, 2004, compared to $3.5 million for the five months ended May 23, 2003 and $0.5 million for the one month ended June 27, 2003. Operating margins were 11.9% for the six months ended June 25, 2004, compared to 8.8% for the five months ended May 23, 2003 and 5.3% for the one month ended June 27, 2003. Earnings from operations in the European Fabrication segment include $0.4 million of the $4.0 million increase in inventories charged to expense in June 2003 resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction. Higher sales volumes in the six months ended June 25, 2004, together with a more profitable product mix and lower depreciation and amortization expense, resulted in higher operating margins. The strengthening of the Euro and British Pound against the U.S. Dollar increased the European Fabrication segment’s earnings from operations by $0.8 million.

Interest expense, net. Net interest expense was $11.8 million, $9.1 million and $1.8 million for the six months ended June 25, 2004, the five months ended May 23, 2003 and the one month ended June 27, 2003, respectively. The increase in net interest expense is a result of a higher outstanding average debt balance during the six months ended June 25, 2004, together with higher deferred finance fee amortization expense in the six months ended June 25, 2004. On August 6, 2003 we issued $200.0 million 8.50% senior subordinated notes. The proceeds from this issuance were used to purchase our outstanding $135.0 million 11.25% senior subordinated notes. The average outstanding balance under our senior secured credit facility was $70.3 million at an average interest rate of 5.6% for the six months ended June 25, 2004, compared to $78.9 million at an average interest rate of 5.4% for the six months ended June 27, 2003.

Other income, net. Other income was $1.4 million and $0.5 million for the six months ended June 25, 2004 and five months ended May 23, 2003, respectively, and was insignificant for the one month ended June 27, 2003. The six months ended June 25, 2004 includes a gain on the sale of non-core assets from our operation in France of $0.5 million.  The remaining other income, net in both periods primarily resulted from foreign exchange gains on unhedged assets and liabilities remeasured into the local currency.

Provision for income taxes. The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The effective rate for the provision for income taxes was 35.4% for the six months ended June 25, 2004 compared to 38.2% for the five months ended May 23, 2003 and 33.2% for the one month ended June 27, 2003.  The change in the effective tax rate from 2003 to 2004 is primarily due to a greater expected proportion of earnings in fiscal year 2004 in Europe, where the Company has a lower effective tax rate, together with a higher valuation allowance in 2003 due to the uncertainty of the future benefit of U.S. state net operating loss carryforwards.

Liquidity and Capital Resources

Liquidity. Our primary liquidity needs arise from debt service and the funding of capital expenditures. Our liquidity sources at June 25, 2004 include $35.8 million in cash and cash equivalents and an undrawn amount of $49.5 million under our revolving credit facility, subject to borrowing base limitations. At June 25, 2004, the entire $49.5 million of the undrawn amount was available.

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

Our primary source of liquidity is funds generated from operations, which are supplemented by borrowings under our senior secured credit facility. Net cash provided by (used in) operating activities for the six months ended June 25, 2004, the five months ended May 23, 2003 and the one month ended June 27, 2003 were $1.4 million, $(12.0) million and $11.9 million, respectively. In addition to cash generated from earnings, key components of our cash flow from operations are changes in our working capital accounts. The six months ended June 25, 2004 include a use of cash resulting from an increase in accounts receivable and inventories of $29.2 million and $27.9 million, respectively. Partially offsetting this use of cash was cash provided by an increase in accounts payable, accrued liabilities and other current liabilities of $32.1 million. The five months ended May 23, 2003 include a use of cash resulting from an increase in accounts receivable and inventories of $22.8 million and $13.0 million, respectively. Partially offsetting this use of cash was cash provided by an increase in accounts payable, accrued liabilities and other current liabilities of $12.9 million. The one month ended June 27, 2003 includes cash provided by an increase in accounts payable, accrued expenses and other current liabilities of $8.0 million, together with a decrease in inventories of $3.0 million. Partially offsetting these items was a use of cash resulting from an increase in accounts receivable of $6.1 million. See discussion of working capital below.

Net cash used in investing activities for the six months ended June 25, 2004, the five months ended May 23, 2003 and the one month ended June 27, 2003 were $3.8 million, $4.9 million and $0.7 million, respectively. The six months ended June 25, 2004, the five months ended May 23, 2003 and the one month ended June 27, 2003 include a use of cash resulting from capital expenditures of $3.7 million, $4.9 million and $0.8 million, respectively. See discussion of capital expenditures below. The six months ended June 25, 2004 include cash provided by the sale of non-core assets from our operation in France of $1.0 million and a use of cash for costs associated with the acquisition of Berger Holdings of $1.2 million.

Net cash (used in) provided by financing activities for the six months ended June 25, 2004, the five months ended May 23, 2003 and the one month ended June 27, 2003 were $(8.7) million, $18.2 million and $(14.1) million, respectively. The six months ended June 25, 2004 include borrowings under our revolving credit facility of $61.7 million to fund the repurchase of 55% of our outstanding common stock held by Court Square Capital Limited for an aggregate purchase price of $67.9 million. Additionally, we repaid $2.9 million of our outstanding long-term debt in the six months ended June 25, 2004. The five months ended May 23, 2003 include borrowings under our revolving credit facility of $18.3 million to fund our increase in working capital, together with the repurchase of $2.6 million of our outstanding common stock in connection with the retirement of key employees. The one month ended June 27, 2003 includes repayments under our revolving credit facility of $11.2 million.

The above-noted sources are expected to provide the liquidity required, if necessary, to supplement cash from operations, although no assurance to that effect can be given.

Capital Expenditures. Our capital expenditures were $3.7 million, $4.9 million and $0.8 million for the six months ended June 25, 2004, the five months ended May 23, 2003 and the one month ended June 27, 2003, respectively. Capital expenditures in 2004 included approximately $0.9 million for improvements to the paintlines in Helena, Arkansas; Corby, England; and Roermond, The Netherlands; and approximately $0.4 million for several projects related to business expansion. Capital expenditures in 2003 included approximately $0.6 million for improvements to the paintlines in Helena, Arkansas; Corby, England; and Roermond, The Netherlands; and approximately $3.4 million for several projects related to business expansion. The balance of capital expenditures in both periods related to purchases and upgrades of fabricating equipment, transportation and material moving equipment, and information systems.

We have made and will continue to make capital expenditures to comply with environmental laws. We estimate that our environmental capital expenditures for 2004 will approximate $0.5 million.

Working Capital Management. Working capital was $130.8 million as of June 25, 2004, compared to $116.8 million as of December 26, 2003. This increase in working capital is largely attributable to higher accounts receivable and inventories, partially offset by higher accounts payable and income taxes payable, together with lower cash and cash equivalents as of June 25, 2004. Seasonal demands of the business result in substantial increases from year end in trade accounts receivable, inventories and accounts payable.

Accounts receivable of $151.1 million as of June 25, 2004, increased $29.4 million, from $121.7 million as of December 26, 2003. The primary reason for this increase was a 30.7% increase in net sales in the two months ended June 25, 2004, compared to the two months ended December 26, 2003. The majority of outstanding accounts receivable at the end of each period are generated from net sales in the preceding two months. As of June 25, 2004, days sales outstanding in accounts receivable were 54.9 days, compared to 53.9 days as of December 26, 2003 and 57.1 days as of June 27, 2003.

Inventories of $117.7 million as of June 25, 2004, increased $28.2 million, from $89.5 million as of December 26, 2003. As of June 25, 2004, days sales in inventories was 61.9 days, compared to 60.6 days as of December 26, 2003 and 53.2 days as of June 27, 2003.  Higher aluminum and steel raw material costs increased inventory balances as of June 25, 2004, compared to June 27, 2003 and December 26, 2003, together with higher volumes of aluminum and steel in inventory as of June 25, 2004.

Critical Accounting Policies

Business Combinations

In accordance with Statement of Financial Accounting Standard No. 141 (“SFAS No. 141”), “Business Combinations”, the Company allocates the cost of acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. Certain intangible assets are amortized to expense over time. The Company’s future operating performance will be impacted by the future amortization of identifiable intangible assets and potential impairment charges related to goodwill. Accordingly, the allocation of the purchase price to intangible assets and goodwill has an impact on the Company’s future operating results. The allocation of the purchase price of the acquired companies to intangible assets and goodwill requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate to value these cash flows. Should different conditions prevail, material write-downs of net intangible assets and/or goodwill could occur.

The Company was required to recognize certain identifiable intangible assets in connection with the 2003 Stock Transaction and acquired identifiable intangible assets in connection with the acquisition of Berger Holdings. These identifiable intangible assets primarily consist of the value associated with customer relationships, trade names and patents. The valuation of these intangible assets is subjective and requires a great deal of expertise and judgment. The values of the customer relationships were primarily derived using estimates of future cash flows to be generated from the customer relationships. This approach was used since the inherent value of the customer relationship is its ability to generate current and future income. The value of the trade names and patents were determined using an estimate market-based royalty rate applied to projected future revenue. While different amounts would have been reported using different methods or using different assumptions, the Company believes that the methods selected and the assumptions used are the most appropriate for each asset analyzed.

Environmental Matters

Our exposure to environmental matters has not changed significantly from the year ended December 26, 2003. For detailed information regarding environmental matters, see “Management’s Discussion and Analysis – Risk Management” set forth in our Annual Report on Form 10-K for the year ended December 26, 2003.

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

Interest Rate Risk

This analysis presents the hypothetical increase in interest expense and increase in other expense related to those financial instruments and derivative instruments held by us at June 25, 2004, that are sensitive to changes in interest rates. A hypothetical 10 percent increase in interest rates for one year on our variable rate financial instruments would increase interest expense by approximately $0.5 million as calculated at June 25, 2004, as compared to a hypothetical increase in interest expense of approximately $0.2 million as calculated at December 26, 2003.

A hypothetical 10 percent decrease in interest rates for one year on our derivative instruments would increase other expense by approximately $0.1 million as calculated at June 25, 2004 and December 26, 2003.

Foreign Currency Exchange Risk

This analysis presents the hypothetical increase in foreign exchange loss and increase in interest expense related to those financial instruments and derivative instruments held by us at June 25, 2004, that are sensitive to changes in foreign currency exchange risks. A hypothetical 10 percent increase in the British Pound compared to the U.S. Dollar would increase our foreign exchange loss by approximately $3.9 million as calculated at June 25, 2004, compared to a hypothetical increase in foreign exchange loss of approximately $2.1 million as calculated at December 26, 2004. A hypothetical 10 percent increase in the Euro compared to the U.S. Dollar would increase our foreign exchange loss by approximately $3.7 million as calculated at June 25, 2004, compared to a hypothetical decrease in foreign exchange loss of approximately $1.2 million as calculated at December 26, 2003.

All other factors remaining unchanged, a hypothetical 10 percent increase in foreign currency exchange rates for one year would increase interest expense by approximately $0.4 million as calculated at June 25, 2004, for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in interest expense of approximately $0.2 million as calculated at December 26, 2003.

Item 4.  Controls and Procedures

As of June 25, 2004, based upon an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that as of the evaluation date, the Company’s disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports that it files or submits under the Securities and Exchange Act of 1934 (the “Exchange Act”) and (2) are adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms. Further, there were no changes in the Company’s internal controls over financial reporting identified in connection with that evaluation that occurred during the quarter ended June 25, 2004, that have materially affected or would be reasonably likely to materially affect the Company’s internal control over financial reporting.

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

(b)           Reports on Form 8-K:

On May 12, 2004, the Company filed a report on Form 8-K relating to its financial information for the quarter ended March 26, as presented in a press release dated May 7, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, Euramax International, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURAMAX INTERNATIONAL, INC.

Signature	Title	Date

/s/ J. DAVID SMITH	Chairman, Chief Executive Officer	August 9, 2004
J. David Smith	and President

/s/ R. SCOTT VANSANT	Chief Financial Officer and Secretary	August 9, 2004
R. Scott Vansant

Exhibit Index

Exhibit Number	Description
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

10.1

First Amendment dated as of May 2004 to the Third Amended and Restated Credit Agreement among Euramax International, Inc. and its subsidiaries, Wachovia Bank, N.A., as agent and lender, and the Lenders named therein

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.