Form 10-Q
period 2004-09-24
EURAMAX INTERNATIONAL INC
filed 2004-11-08
CIK 1026743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2004

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

☐ Yes  ☒ No

As of November 8, 2004, Registrant had 322,815.17 shares of Class A common stock outstanding and no shares of Class B common stock outstanding.

Part I—Financial Information

Item 1.   Financial Statements

Euramax International, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(Thousands of U.S. Dollars)
(Unaudited)

	Successor	Successor	Successor	Predecessor	Successor
	Three months	Three months	Nine months	Five months	Four months
	ended	ended	ended	ended	ended
	September 24,	September 26,	September 24,	May 23,	September 26,
	2004	2003	2004	2003	2003
Net sales	$254,212	$201,117	$700,102	$260,615	$278,311
Costs and expenses:
Cost of goods sold	200,837	160,160	551,443	208,420	224,064
Selling and general	21,738	18,423	63,013	26,153	26,582
Depreciation and amortization	5,342	4,417	14,307	6,276	5,988
Earnings from operations	26,295	18,117	71,339	19,766	21,677
Interest expense, net	(6,092)	(5,414)	(17,871)	(9,126)	(7,257)
Other (expense) income, net	(251)	(561)	1,105	506	(587)
Earnings before income taxes	19,952	12,142	54,573	11,146	13,833
Provision for income taxes	7,116	4,512	19,379	4,254	5,074
Net earnings	$12,836	$7,630	$35,194	$6,892	$8,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Thousands of U.S. Dollars)
(Unaudited)

	Successor
	September 24, 2004	December 26, 2003
ASSETS
Current assets:
Cash and cash equivalents	$40,334	$48,227
Accounts receivable, net	148,918	121,689
Inventories	120,028	89,543
Other current assets	9,504	8,188
Total current assets	318,784	267,647
Property, plant and equipment, net	155,452	141,437
Goodwill, net	137,706	176,394
Intangible assets, net	44,492	2,492
Deferred income taxes	4,834	3,595
Other assets	15,116	17,264
	$676,384	$608,829
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$838	$436
Accounts payable	101,682	91,689
Accrued expenses and other current liabilities	56,882	51,239
Current maturities of long-term debt	8,642	7,487
Total current liabilities	168,044	150,851
Long-term debt, less current maturities	293,878	231,807
Deferred income taxes	50,846	29,282
Other liabilities	28,973	26,939
Total liabilities	541,741	438,879
Shareholders’ equity:
Common stock	500	500
Additional paid-in capital	155,495	155,495
Treasury stock	(69,836)	(1,964)
Restricted stock	(2,807)	(3,381)
Retained earnings	49,950	14,756
Accumulated other comprehensive income	1,341	4,544
Total shareholders’ equity	134,643	169,950
	$676,384	$608,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)
(Unaudited)

	Successor	Predecessor	Successor
	Nine months	Five months	Four months
	ended	ended	ended
	September 24,	May 23,	September 26,
	2004	2003	2003
Net cash provided by (used in) operating activities	$6,687	$(12,045)	$35,829
Cash flows from investing activities:
Proceeds from sales of assets	1,042	35	281
Purchases of businesses	(1,287)	—	—
Capital expenditures	(7,303)	(4,944)	(2,919)
Net cash used in investing activities	(7,548)	(4,909)	(2,638)
Cash flows from financing activities:
Net borrowings (repayments) on revolving credit facility	67,663	18,264	(81,679)
Issuance of long-term debt	—	—	200,000
Repayment of long-term debt, including premium	(4,370)	—	(115,986)
Changes in cash overdrafts	402	2,603	(3,769)
Expenses relating to the 2003 Stock Transaction	(664)	—	—
Issuance of common stock from shares held in treasury	—	—	353
Purchase of treasury stock	(67,872)	(2,556)	(80)
Deferred finance fees	(891)	(116)	(8,363)
Net cash (used in) provided by financing activities	(5,732)	18,195	(9,524)
Effect of exchange rate changes on cash	(1,300)	778	(313)
Net (decrease) increase in cash and cash equivalents	(7,893)	2,019	23,354
Cash and cash equivalents at beginning of period	48,227	11,646	13,665
Cash and cash equivalents at end of period	$40,334	$13,665	$37,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Thousands of U.S. Dollars)
(Unaudited)

1. Basis of Presentation:

For purposes of this report the “Company” and “Euramax” refers to Euramax International, Inc. and subsidiaries, collectively.

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these statements include all adjustments considered necessary for a fair presentation of all interim periods reported herein. All adjustments are of a normal recurring nature, except for the 2003 Stock Transaction described in Note 2, unless otherwise disclosed. Management believes that the disclosures made are adequate for a fair presentation of the Company’s results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2003.

The Company’s sales are somewhat seasonal, with the second and third quarters typically accounting for the highest sales volumes. Operating results for the period ended September 24, 2004, are not necessarily indicative of future results that may be expected for the year ending December 31, 2004.

Per share data has not been presented since such data provides no useful information, as the shares of the Company are closely held.

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Euramax International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars)
(Unaudited)

2. 2003 Stock Transaction: (continued)

The change in ownership, together with the Company’s subsequent issuance of senior subordinated notes, required that the purchase price paid in excess of the book value of the Company’s equity acquired be allocated under the purchase method of accounting to the assets and liabilities of the Company based upon a percentage of their fair values proportional to the percentage of the ownership change. The preliminary allocation was based upon estimates by management of the fair market values of identifiable assets and liabilities, with the remainder allocated to goodwill. The liabilities assumed included approximately $3.8 million of fees related to the transaction, which were paid by the Company on behalf of its shareholders. During the second quarter of 2004, the Company finalized its estimates of the fair market values of its property, plant and equipment and intangible assets as of the transaction date. The Company revised its preliminary allocation based upon this final valuation. The preliminary and final allocation of the purchase price is detailed below. The increase in basis resulting from this transaction is not deductible for income tax purposes.

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

Adjustments to reflect changes from the preliminary allocation to the final allocation were recorded in the second quarter of 2004. Such adjustments included recording $5.8 million of amortization of the customer relationship intangible asset and a $5.7 million reduction of depreciation expense. The reduction in depreciation expense resulted from differences in the fair values and remaining useful lives of property, plant and equipment between the preliminary and final estimates. Such adjustments did not have a material affect on the Company’s financial position as of September 24, 2004 or its results of operations for the three and nine months ended September 24, 2004.

Euramax International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars)
(Unaudited)

2. 2003 Stock Transaction: (continued)

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

	Successor	Successor	Successor	Predecessor	Successor
	Three months	Three months	Nine months	Five months	Four months
	ended	ended	ended	ended	ended
	September 24,	September 26,	September 24,	May 23,	September 26,
	2004	2003	2004	2003	2003
Pro-forma net sales	$254,212	$201,117	$700,102	$260,615	$278,311
Pro-forma net earnings	12,836	7,630	35,194	6,421	8,759

3. Summary of Significant Accounting Policies:

For information regarding significant accounting policies, see Note 2 to the consolidated financial statements of the Company for the year ended December 26, 2003, set forth in the Company’s Annual Report on Form 10-K.

Property, Plant and Equipment

In connection with the Company’s finalization of the fair market values of its property, plant and equipment in the second quarter of 2004, the Company reevaluated the useful lives over which its assets are to be depreciated. The estimated remaining useful lives of these assets were determined to range from 2 to 13 years for equipment and from 17 to 20 years for buildings.

Effective June 25, 2004, the Company revised its policy relating to the useful lives of equipment. Under the new policy, the Company depreciates equipment purchased subsequent to June 25, 2004 over useful lives ranging from 3 to 37 years.

Intangible Assets

The Company has recognized intangible assets, apart from goodwill, acquired in business combinations or resulting from the 2003 Stock Transaction at fair value on the date of the transaction. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, effective December 29, 2001. Under SFAS No. 142, indefinite lived intangible assets are not amortized, but are reviewed at least annually for impairment. The Company reviews its indefinite lived intangible assets for impairment as of the first day of its fiscal fourth quarter. The Company amortizes its intangible assets with finite lives over their useful lives based upon the pattern in which the economic benefits of the intangible asset are recognized. If that pattern cannot be determined, a straight-line amortization method is used. Intangible

Euramax International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars)
(Unaudited)

3. Summary of Significant Accounting Policies: (continued)

assets with finite lives are tested for impairment when indicators exist that the carrying amount of an intangible asset may not be recoverable.

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

		Successor	Successor	Successor	Predecessor	Successor
		Three months	Three months	Nine months	Five months	Four months
		ended	ended	ended	ended	ended
		September 24, 2004	September 26, 2003	September 24, 2004	May 23, 2003	September 26, 2003
Net income, as reported		$12,836	$7,630	$35,194	$6,892	$8,759
Add:	Stock-based employee compensation cost included in reported net income, net of related tax effects	—	—	—	—	143
Less:	Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(46)	(46)	(138)	—	(205)
Pro forma net income		$12,790	$7,584	$35,056	$6,892	$8,697

The fair value of each option was estimated using the Black-Scholes option-pricing model using a risk free interest rate of 3.20%, an expected option life of 5 years, no volatility and no dividends.

4. Acquisitions:

On November 18, 2003, pursuant to a tender offer, Amerimax Pennsylvania, Inc., a wholly owned subsidiary of Euramax, acquired 93% of Berger Holdings’ outstanding common shares for $3.90 per share. The acquisition of Berger Holdings was completed on November 25, 2003 by the merger of Amerimax Pennsylvania, Inc. into Berger Holdings, with Berger Holdings as the surviving corporation. As a result of the merger, each common share of Berger Holdings not owned by Euramax was converted into the right to receive $3.90 per share in cash, subject to dissenters’ rights. The total purchase price of this acquisition was approximately $36.8 million. The Company preliminarily allocated the purchase price in excess of the net assets acquired to Berger Holdings’ assets and liabilities under the purchase method of accounting based on estimates by management of fair market values of identifiable assets and liabilities, with the remainder allocated to goodwill. During the second quarter of 2004, the Company revised the allocation of the

Euramax International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars)
(Unaudited)

4. Acquisitions: (continued)

purchase price to reflect final asset and liability valuations. The adjustments to record the final asset and liability valuations did not have a material affect on the Company’s financial position as of September 24, 2004 or its results of operations for the three and nine months ended September 24, 2004. Berger Holdings manufactures metal roof drainage products and roofing accessories as well as residential and commercial snow guards and is included in the Company’s U.S. Fabrication Roof Drainage segment. The results of operations of Berger Holdings are included in the Company’s consolidated statement of earnings from the acquisition date.

5. Inventories:

Inventories were comprised of:

	Successor
	September 24, 2004	December 26, 2003
Raw materials	$82,387	$61,832
Work in process	9,248	8,075
Finished products	28,393	19,636
	$120,028	$89,543

Inventories are net of related reserves totaling $3.6 million at September 24, 2004 and December 26, 2003.

6. Long-Term Obligations:

Long-term obligations consisted of the following:

	Successor
	September 24, 2004	December 26, 2003
Senior Secured Credit Facility:
Revolving Credit Facility	$66,854	$—
Term Loan	33,263	36,559
8.50% Senior Subordinated Notes due 2011	200,000	200,000
Mortgage Note Payable	2,125	2,252
Capital Lease Obligations	278	483
	302,520	239,294
Less current maturities	(8,642)	(7,487)
	$293,878	$231,807

As of September 24, 2004, an undrawn amount of $43.1 million was available under the revolving credit facility.

Euramax International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars)
(Unaudited)

7. Goodwill:

A summary of changes in the Company’s goodwill by segment for the nine months ended September 24, 2004 is as follows:

	U.S. Fabrication Roof Drainage	U.S. Fabrication Building Materials	European Roll Coating	European Fabrication	Total
Successor balance at December 26, 2003	$78,479	$48,977	$36,969	$11,969	$176,394
Adjustment for final allocation relating to the 2003 Stock Transaction	(11,587)	(15,592)	(6,693)	457	(33,415)
Adjustment for final allocation relating to acquisition of Berger Holdings	(4,838)	—	—	—	(4,838)
Foreign exchange translation	—	—	(612)	177	(435)
Successor balance at September 24, 2004	$62,054	$33,385	$29,664	$12,603	$137,706

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

Litigation

The Company is subject to legal proceedings and claims that have arisen in the ordinary course of business. Although occasional adverse decisions or settlements may occur, it is the opinion of the Company’s management, based upon information available at this time, that the expected outcome of these matters, individually or in the aggregate, would not reasonably be expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Environmental Matters

The Company’s operations are subject to federal, state, local and European environmental laws and regulations concerning the management of pollution and hazardous substances.

Euramax International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars)
(Unaudited)

8. Commitments and Contingencies: (continued)

The Company has been named as a potentially responsible party in state and Federal administrative and judicial proceedings seeking contribution for costs associated with the investigation, analysis, correction and remediation of environmental conditions at various hazardous waste disposal sites. The Company continues to monitor these actions and proceedings and to vigorously defend both its own interests as well as the interests of its affiliates. The Company’s ultimate liability in connection with present and future environmental claims will depend on many factors, including its volumetric share of the waste at a given site, the remedial action required, the total cost of remediation, and the financial viability and participation of the other entities that also sent waste to the site. Once it becomes probable that the Company will incur costs in connection with remediation of a site and such costs can be reasonably estimated, the Company establishes or adjusts its reserve for its projected share of these costs. Based upon current law and information known to the Company concerning the size of the sites known to it, anticipated costs, their years of operations and the number of other potentially responsible parties, management believes that the Company’s potential share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses is not material. In addition, the Company establishes reserves for remedial measures required from time to time at its own facilities. Management believes that the reasonably probable outcomes of these matters will not be material. The Company’s reserves, expenditures and expenses for all environmental exposures were not significant for any of the dates or periods presented.

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

The facility that Berger Bros Company (“Berger”), an operating subsidiary acquired as part of the Berger Holdings acquisition, leases in Ivyland, Pennsylvania has contaminated groundwater resulting from the migration of contaminants from an adjacent property which was formerly the Naval Air Warfare Center, currently an NPL site under CERCLA. The United States Navy is conducting a clean-up of the Naval Air Warfare Center NPL site under the Environmental Protection Agency’s supervision. The owner/landlord of the Berger property obtained liability protection under Pennsylvania’s Brownfield Law by demonstrating to the Commonwealth of Pennsylvania that the contamination is from an off-site source, and under Pennsylvania law that protection benefits the tenant as well. Moreover, under Berger’s lease, the landlord retained any liability for this contamination. Accordingly, although the facility leased by

Euramax International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars)
(Unaudited)

8. Commitments and Contingencies: (continued)

Berger is on an NPL site, the effects of this contamination would not reasonably be expected to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Product Warranties

The Company provides warranties on certain products. The warranty periods differ depending on the product, but generally range from one year to limited lifetime warranties. The Company provides accruals for warranties based on historical experience and expectations of future occurrence. A summary of the changes in the product warranty accrual follows:

	Successor	Successor	Successor	Predecessor	Successor
	Three months	Three months	Nine months	Five months	Four months
	ended	ended	ended	ended	ended
	September 24, 2004	September 26, 2003	September 24, 2004	May 23, 2003	September 26, 2003
Beginning balance	$3,843	$3,536	$3,993	$2,809	$3,394
Payments made or service provided	(780)	(1,421)	(2,219)	(720)	(1,661)
Warranty expense	340	703	1,639	1,119	1,132
Change related to changes in foreign currency exchange rates	5	9	(5)	186	(38)
Ending balance	$3,408	$2,827	$3,408	$3,394	$2,827

9. Comprehensive Income:

	Successor	Successor	Successor	Predecessor	Successor
	Three months	Three months	Nine months	Five months	Four months
	ended	ended	ended	ended	ended
	September 24,	September 26,	September 24,	May 23,	September 26,
	2004	2003	2004	2003	2003
Net earnings	$12,836	$7,630	$35,194	$6,892	$8,759
Other comprehensive earnings (loss):
Foreign currency translation adjustment	576	423	(1,095)	6,922	(2,215)
Gain (loss) on derivative instruments, net:
Net changes in fair value of derivatives	601	737	(1,970)	(324)	509
Net gains reclassified from OCI into earnings	299	(552)	(138)	423	(416)
Comprehensive income	$14,312	$8,238	$31,991	$13,913	$6,637

Euramax International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars)
(Unaudited)

10. Income Taxes:

The income tax provision for the nine months ended September 24, 2004, the five months ended May 23, 2003 and the four months ended September 26, 2003, is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country by country basis, adjusted for changes in valuation allowances relating to the Company’s state net operating loss carryforwards and capital loss carryforwards.

11. Employee Retirement Plans:

Net periodic pension costs for the Company’s non-contributory defined benefit pension plan covering substantially all U.S. hourly employees include the following components:

	Successor	Successor	Successor	Predecessor	Successor
	Three months ended September 24, 2004	Three months ended September 26, 2003	Nine months ended September 24, 2004	Five months ended May 23, 2003	Four months ended September 26, 2003
Components of net periodic pension cost
Service cost	$98	$86	$294	$143	$115
Interest cost	57	46	170	76	61
Expected return on assets	(58)	(46)	(176)	(77)	(62)
Amortization of prior service cost	—	1	1	10	1
Recognized actuarial net loss	—	—	—	34	—
Net periodic pension cost	$97	$87	$289	$186	$115

Net periodic pension costs for the Company’s single employer pension plan covering certain employees in the United Kingdom include the following components:

	Successor	Successor	Successor	Predecessor	Successor
	Three months ended September 24, 2004	Three months ended September 26, 2003	Nine months ended September 24, 2004	Five months ended May 23, 2003	Four months ended September 26, 2003
Components of net periodic pension cost
Service cost	$272	$206	$818	$342	$274
Interest cost	458	365	1,374	608	486
Expected return on assets	(347)	(234)	(1,042)	(390)	(312)
Recognized actuarial net loss	—	—	—	274	—
Net periodic pension cost	$383	$337	$1,150	$834	$448

12. Segment Information:

The Company’s acquisition of Berger Holdings, Ltd. on November 25, 2003 led to an assessment of operating segments that resulted in the Company’s identification of the U.S. Fabrication Roof Drainage

Euramax International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars)
(Unaudited)

12. Segment Information: (continued)

operating segment. The business activities included in the U.S. Fabrication Roof Drainage operating segment were previously included in the U.S. Fabrication segment. Accordingly, prior period segment information has been revised to reflect the Company’s revised segments. The Company’s reportable segments are as follows:

U.S. Fabrication Roof Drainage—The U.S. Fabrication Roof Drainage segment facilities primarily fabricate coated aluminum and steel coil to produce gutters, downspouts, soffit, fascia, gutter accessories and other products. Such products are primarily sold to home centers, distributors and home improvement contractors.

U.S. Fabrication Building Materials—The U.S. Fabrication Building Materials segment facilities primarily fabricate coated aluminum and steel coil to produce roofing and siding panels, doors, windows, vehicle sidewalls and other products. Such products are primarily sold to RV manufacturers, rural contractors, home improvement contractors, industrial and architectural contractors and manufactured housing producers.

European Roll Coating—The European Roll Coating segment facilities primarily roll coat aluminum and steel sheet and coil for RV, transportation and building panel manufacturers.

European Fabrication—The European Fabrication segment facilities primarily fabricate aluminum extrusions and glass to produce windows, doors, shower enclosures, sunroofs and other products. Such products are primarily sold to transportation manufacturers, distributors, home centers and industrial and architectural contractors.

The accounting policies of the segments are the same as those described in Note 2 to the consolidated financial statements of the Company for the year ended December 26, 2003, set forth in the Company’s Annual Report on Form 10-K. Segment data includes intersegment revenues. The Company evaluates the performance of its segments and allocates resources to them based primarily on EBITDA (earnings before income taxes plus interest expense, net, provision for income taxes, and depreciation and amortization).

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

Euramax International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars)
(Unaudited)

12. Segment Information: (continued)

	Successor	Successor	Successor	Predecessor	Successor
	Three months	Three months	Nine months	Five months	Four months
	ended	ended	ended	ended	ended
	September 24,	September 26,	September 24,	May 23,	September 26,
	2004	2003	2004	2003	2003
Sales
U.S. Fabrication Roof Drainage	$78,939	$56,170	$189,719	$54,415	$76,487
U.S. Fabrication Building Materials	107,104	85,635	280,738	107,617	117,783
European Roll Coating	44,793	36,948	145,740	60,719	52,608
European Fabrication	26,630	23,509	89,853	39,913	33,232
Total segment sales	257,466	202,262	706,050	262,664	280,110
Eliminations	(3,254)	(1,145)	(5,948)	(2,049)	(1,799)
Consolidated net sales	$254,212	$201,117	$700,102	$260,615	$278,311
EBITDA
U.S. Fabrication Roof Drainage	$13,328	$9,752	$27,604	$5,901	$12,769
U.S. Fabrication Building Materials	9,319	6,687	23,703	5,860	8,068
European Roll Coating	5,994	4,382	23,449	9,508	5,869
European Fabrication	3,490	2,116	11,996	4,489	3,256
Total EBITDA for reportable segments	32,131	22,937	86,752	25,758	29,962
(Expense) income that is not segment specific	(745)	(964)	(1)	790	(2,884)
Depreciation and amortization	(5,342)	(4,417)	(14,307)	(6,276)	(5,988)
Interest expense, net	(6,092)	(5,414)	(17,871)	(9,126)	(7,257)
Consolidated net earnings before income taxes	$19,952	$12,142	$54,573	$11,146	$13,833

	Successor
	September 24,	December 26,
	2004	2003
Assets
U.S. Fabrication Roof Drainage	$196,658	$163,870
U.S. Fabrication Building Materials	188,258	153,513
European Roll Coating	163,394	153,921
European Fabrication	105,764	96,107
Assets that are not segment specific	22,310	41,418
Total assets	$676,384	$608,829

Euramax International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars)
(Unaudited)

12. Segment Information: (continued)

The following table reflects revenues from external customers by markets for the periods indicated. Revenues from external customers by groups of similar products have not been provided as it is impracticable for the Company to do so.

		Successor	Successor	Successor	Predecessor	Successor
		Three months	Three months	Nine months	Five months	Four months
		ended	ended	ended	ended	ended
Customers/Markets	Primary Products	September 24, 2004	September 26, 2003	September 24, 2004	May 23, 2003	September 26, 2003
Original Equipment Manufacturers (“OEMs”)	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; RV doors, windows and roofing; and composite building panels	$82,579	$71,665	$272,812	$120,289	$101,314
Rural Contractors	Steel and aluminum roofing and siding	45,144	37,133	112,164	38,980	49,929
Home Centers	Raincarrying systems, roofing accessories, windows and doors	58,215	48,192	132,808	46,499	66,187
Manufactured Housing	Steel siding and trim components	7,091	4,893	18,976	8,031	7,969
Distributors	Metal coils, raincarrying systems, roofing accessories and shower enclosures	29,315	14,437	77,277	16,714	19,130
Industrial and Architectural Contractors	Standing seam panels and siding and roofing accessories	9,098	7,102	24,748	9,183	9,924
Home Improvement Contractors	Vinyl replacement windows; metal coils, raincarrying systems; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings	22,770	17,695	61,317	20,919	23,858
		$254,212	$201,117	$700,102	$260,615	$278,311

Euramax International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars)
(Unaudited)

13. Supplemental Condensed Consolidating Financial Statements:

On August 6, 2003, Euramax International, Inc. and Euramax International Holdings B.V. (each a “Co-Obligor”) issued $200.0 million of 8.50% senior subordinated notes due 2011, which were subsequently exchanged for new notes with substantially identical terms. Each of the domestic restricted subsidiaries, as defined in the related bond indenture (the “Guarantor Subsidiaries”), fully and unconditionally guarantee the obligations of the Co-Obligors. The following supplemental condensed consolidating financial statements as of September 24, 2004 and December 26, 2003 and for the three and nine months ended September 24, 2004, the five months ended May 23, 2003 and the three and four months ended September 26, 2003, reflect the financial position, results of operations, and cash flows of each of the Co-Obligors, and such combined information of the Guarantor Subsidiaries and the non-guarantor subsidiaries (the “Non-Guarantor Subsidiaries”), as if the guarantor structure of the $200.0 million of 8.50% senior subordinated notes due 2011 had been outstanding for each period. Euramax International Holdings B.V. was not acquired until July 17, 2003, had no assets or liabilities until August 6, 2003 and has no operations other than equity interests in consolidated subsidiaries that were acquired on March 16, 2004.

	Successor three months ended September 24, 2004
		Euramax
	Euramax	International
	International Inc.	Holdings BV	Guarantor	Non- Guarantor		Consolidated
	(Co-Obligor)	(Co-Obligor)	Subsidiaries	Subsidiaries	Eliminations	Totals
Net sales	$—	$—	$184,987	$71,238	$(2,013)	$254,212
Costs and expenses:
Cost of goods sold	—	—	146,855	55,995	(2,013)	200,837
Selling and general	(38)	—	15,737	6,039	—	21,738
Depreciation and amortization	—	—	3,336	2,006	—	5,342
Earnings from operations	38	—	19,059	7,198	—	26,295
Equity in earnings of subsidiaries	13,988	3,444	—	2	(17,434)	—
Interest expense, net	(3,122)	(1,492)	(933)	(545)	—	(6,092)
Internal interest income (expense), net	311	(4)	(1,575)	1,268	—	—
Other income (expense), net	884	20	(258)	(897)	—	(251)
Earnings before income taxes	12,099	1,968	16,293	7,026	(17,434)	19,952
(Benefit) provision for income taxes	(737)	(510)	5,946	2,417	—	7,116
Net earnings	$12,836	$2,478	$10,347	$4,609	$(17,434)	$12,836

Euramax International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars)
(Unaudited)

13. Supplemental Condensed Combined Financial Statements: (continued)

	Successor three months ended September 26, 2003
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$141,179	$59,989	$(51)	$201,117
Costs and expenses:
Cost of goods sold	—	—	111,493	48,718	(51)	160,160
Selling and general	668	—	12,857	4,898	—	18,423
Depreciation and amortization	—	—	2,359	2,058	—	4,417
(Loss) earnings from operations	(668)	—	14,470	4,315	—	18,117
Equity in earnings of subsidiaries	10,468	—	—	—	(10,468)	—
Interest expense, net	(2,371)	(721)	(390)	(1,932)	—	(5,414)
Internal interest (expense) income, net	(341)	719	(1,760)	1,382	—	—
Other (expense) income, net	(1,061)	109	110	281	—	(561)
Earnings before income taxes	6,027	107	12,430	4,046	(10,468)	12,142
(Benefit) provision for income taxes	(1,603)	37	4,586	1,492	—	4,512
Net earnings	$7,630	$70	$7,844	$2,554	$(10,468)	$7,630

Euramax International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars)
(Unaudited)

13. Supplemental Condensed Combined Financial Statements: (continued)

	Successor nine months ended September 24, 2004
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$467,771	$234,454	$(2,123)	$700,102
Costs and expenses:
Cost of goods sold	—	—	372,004	181,562	(2,123)	551,443
Selling and general	207	3	44,206	18,597	—	63,013
Depreciation and amortization	—	—	10,100	4,207	—	14,307
(Loss) earnings from operations	(207)	(3)	41,461	30,088	—	71,339
Equity in earnings of subsidiaries	40,521	10,895	—	8	(51,424)	—
Interest expense, net	(9,591)	(4,466)	(2,051)	(1,763)	—	(17,871)
Internal interest income (expense), net	750	1,039	(4,739)	2,950	—	—
Other income (expense), net	314	27	1,004	(240)	—	1,105
Earnings before income taxes	31,787	7,492	35,675	31,043	(51,424)	54,573
(Benefit) provision for income taxes	(3,407)	(1,174)	13,509	10,451	—	19,379
Net earnings	$35,194	$8,666	$22,166	$20,592	$(51,424)	$35,194

Euramax International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars)
(Unaudited)

13. Supplemental Condensed Combined Financial Statements: (continued)

	Predecessor five months ended May 23, 2003
		Euramax
	Euramax	International
	International Inc. (Co-Obligor)	Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$161,065	$99,851	$(301)	$260,615
Costs and expenses:
Cost of goods sold	—	—	130,949	77,772	(301)	208,420
Selling and general	393	—	17,473	8,287	—	26,153
Depreciation and amortization	—	—	3,307	2,969	—	6,276
(Loss) earnings from operations	(393)	—	9,336	10,823	—	19,766
Equity in earnings of subsidiaries	8,980	—	—	(53)	(8,927)	—
Interest expense, net	(1,745)	—	(1,466)	(5,915)	—	(9,126)
Internal interest (expense) income, net	(1,120)	—	(2,931)	4,051	—	—
Other income, net	—	—	103	403	—	506
Earnings before income taxes	5,722	—	5,042	9,309	(8,927)	11,146
(Benefit) provision for income taxes	(1,170)	—	2,253	3,171	—	4,254
Net earnings	$6,892	$—	$2,789	$6,138	$(8,927)	$6,892

Euramax International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars)
(Unaudited)

13. Supplemental Condensed Combined Financial Statements: (continued)

	Successor four months ended September 26, 2003
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$193,416	$85,128	$(233)	$278,311
Costs and expenses:
Cost of goods sold	—	—	154,670	69,627	(233)	224,064
Selling and general	1,131	—	18,820	6,631	—	26,582
Depreciation and amortization	—	—	3,085	2,903	—	5,988
(Loss) earnings from operations	(1,131)	—	16,841	5,967	—	21,677
Equity in earnings of subsidiaries	12,657	—	—	108	(12,765)	—
Interest expense, net	(2,720)	(721)	(666)	(3,150)	—	(7,257)
Internal interest (expense) income, net	(803)	719	(2,368)	2,452	—	—
Other (expense) income, net	(1,061)	109	132	233	—	(587)
Earnings before income taxes	6,942	107	13,939	5,610	(12,765)	13,833
(Benefit) provision for income taxes	(1,817)	37	4,772	2,082	—	5,074
Net earnings	$8,759	$70	$9,167	$3,528	$(12,765)	$8,759

Euramax International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars)
(Unaudited)

13. Supplemental Condensed Combined Financial Statements: (continued)

	Successor as of September 24, 2004
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$1	$18	$1,031	$39,284	$—	$40,334
Accounts receivable, net	—	—	89,520	59,398	—	148,918
Inventories	—	—	88,055	31,973	—	120,028
Other current assets	111	—	8,236	1,157	—	9,504
Total current assets	112	18	186,842	131,812	—	318,784
Property, plant and equipment, net	—	—	74,035	81,417	—	155,452
Amounts due from affiliates	120,818	328	84,099	80,450	(285,695)	—
Goodwill, net	—	—	95,439	42,267	—	137,706
Intangible assets, net	—	—	29,656	14,836	—	44,492
Investment in consolidated subsidiaries	279,330	98,342	—	1,116	(378,788)	—
Deferred income taxes	74	1,080	96	3,584	—	4,834
Other assets	5,626	2,755	5,351	1,384	—	15,116
	$405,960	$102,523	$475,518	$356,866	$(664,483)	$676,384
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$838	$—	$—	$838
Accounts payable	—	—	62,574	39,108	—	101,682
Accrued expenses and other current liabilities	(5,566)	(566)	37,865	25,149	—	56,882
Current maturities of long-term debt	—	—	393	8,249	—	8,642
Total current liabilities	(5,566)	(566)	101,670	72,506	—	168,044
Long-term debt, less current maturities	137,255	62,745	68,864	25,014	—	293,878
Amounts due to affiliates	140,228	1,949	118,014	25,504	(285,695)	—
Deferred income taxes	58	393	29,393	21,002	—	50,846
Other liabilities	—	3,060	3,496	22,417	—	28,973
Total liabilities	271,975	67,581	321,437	166,443	(285,695)	541,741
Shareholders’equity:
Common stock	500	21	1	35,023	(35,045)	500
Additional paid-in capital	155,866	29,170	119,166	110,673	(259,380)	155,495
Treasury stock	(69,836)	—	—	—	—	(69,836)
Restricted stock	(2,807)	—	—	—	—	(2,807)
Retained earnings	49,950	9,267	34,979	20,146	(64,392)	49,950
Accumulated other comprehensive income (loss)	312	(3,516)	(65)	24,581	(19,971)	1,341
Total shareholders’ equity	133,985	34,942	154,081	190,423	(378,788)	134,643
	$405,960	$102,523	$475,518	$356,866	$(664,483)	$676,384

Euramax International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars)
(Unaudited)

13. Supplemental Condensed Combined Financial Statements: (continued)

	Successor as of December 26, 2003
		Euramax
	Euramax	International
	International	Holdings		Non-
	Inc.	BV	Guarantor	Guarantor		Consolidated
	(Co-Obligor)	(Co-Obligor)	Subsidiaries	Subsidiaries	Eliminations	Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$21	$19,408	$28,798	$—	$48,227
Accounts receivable, net	—	—	56,753	64,936	—	121,689
Inventories	—	—	59,249	30,294	—	89,543
Other current assets	111	—	7,204	873	—	8,188
Total current assets	111	21	142,614	124,901	—	267,647
Property, plant and equipment, net	—	—	64,865	76,572	—	141,437
Amounts due from affiliates	144,695	62,932	21,792	37,924	(267,343)	—
Goodwill, net	—	—	127,457	48,937	—	176,394
Intangible assets, net	—	—	2,492	—	—	2,492
Investment in consolidated subsidiaries	277,405	—	—	1,110	(278,515)	—
Deferred income taxes	75	—	3	3,517	—	3,595
Other assets	5,723	2,866	6,986	1,689	—	17,264
	$428,009	$65,819	$366,209	$294,650	$(545,858)	$608,829
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$436	$—	$—	$436
Accounts payable	—	—	49,817	41,872	—	91,689
Accrued expenses and other current liabilities	539	2,021	29,912	18,767	—	51,239
Current maturities of long-term debt	—	—	436	7,051	—	7,487
Total current liabilities	539	2,021	80,601	67,690	—	150,851
Long-term debt, less current maturities	137,255	62,745	2,299	29,508	—	231,807
Amounts due to affiliates	121,004	2	122,504	23,833	(267,343)	—
Deferred income taxes	—	398	14,308	14,576	—	29,282
Other liabilities	—	—	5,355	21,584	—	26,939
Total liabilities	258,798	65,166	225,067	157,191	(267,343)	438,879
Shareholders’equity:
Common stock	500	21	1	35,000	(35,022)	500
Additional paid-in capital	155,866	—	125,681	78,066	(204,118)	155,495
Treasury stock	(1,964)	—	—	—	—	(1,964)
Restricted stock	(3,381)	—	—	—	—	(3,381)
Retained earnings	14,756	601	15,468	10,266	(26,335)	14,756
Accumulated other comprehensive income (loss)	3,434	31	(8)	14,127	(13,040)	4,544
Total shareholders’ equity	169,211	653	141,142	137,459	(278,515)	169,950
	$428,009	$65,819	$366,209	$294,650	$(545,858)	$608,829

Euramax International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars)
(Unaudited)

13. Supplemental Condensed Combined Financial Statements: (continued)

	Successor nine months ended September 24, 2004
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net cash provided by (used in) operating activities	$53,955	$(4,567)	$(10,839)	$31,875	$(63,737)	$6,687
Cash flows from investing activities:
Proceeds from sales of assets	—	—	36	1,006	—	1,042
Purchases of businesses	—	—	(1,287)	—	—	(1,287)
Contributed capital to subsidiaries	(28,262)	—	—	—	28,262	—
Transfer of businesses between affiliates	—	(88,262)	—	88,262	—	—
Capital expenditures	—	—	(3,702)	(3,601)	—	(7,303)
Net cash (used in) provided by investing activities	(28,262)	(88,262)	(4,953)	85,667	28,262	(7,548)
Cash flows from financing activities:
Net borrowings on revolving credit facility	—	—	67,584	79	—	67,663
Repayment of long-term debt	—	—	(332)	(4,038)	—	(4,370)
Change in cash overdrafts	—	—	402	—	—	402
Dividends paid	—	—	(2,656)	(61,081)	63,737	—
Expenses relating to the 2003 Stock Transaction	(664)	—	—	—	—	(664)
Purchase of treasury stock	(67,872)	—	—	—	—	(67,872)
Deferred finance fees	(555)	(249)	(62)	(25)	—	(891)
Contributed capital from parent	—	28,262	—	—	(28,262)	—
Due to/from affiliates	43,399	63,715	(66,958)	(40,156)	—	—
Net cash (used in) provided by financing activities	(25,692)	91,728	(2,022)	(105,221)	35,475	(5,732)
Effect of exchange rate changes on cash	—	1,098	(563)	(1,835)	—	(1,300)
Net increase (decrease) in cash and cash equivalents	1	(3)	(18,377)	10,486	—	(7,893)
Cash and cash equivalents at beginning of period	—	21	19,408	28,798	—	48,227
Cash and cash equivalents at end of period	$1	$18	$1,031	$39,284	$—	$40,334

Euramax International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars)
(Unaudited)

13. Supplemental Condensed Combined Financial Statements: (continued)

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

Euramax International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars)
(Unaudited)

13. Supplemental Condensed Combined Financial Statements: (continued)

	Successor four months ended September 26, 2003
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net cash (used in) provided by operating activities	$(6,550)	$484	$26,286	$15,609	$—	$35,829
Cash flows from investing activities:
Proceeds from sales of assets	—	—	28	253	—	281
Contributed capital to subsidiaries	(35,776)	—	—	—	35,776	—
Capital expenditures	—	—	(955)	(1,964)	—	(2,919)
Net cash used in investing activities	(35,776)	—	(927)	(1,711)	35,776	(2,638)
Cash flows from financing activities:
Net repayments on revolving credit facility	—	—	(48,500)	(33,179)	—	(81,679)
Issuance of long-term debt	137,255	62,745	—	—	—	200,000
Repayment of long-term debt, including premium	(16,388)	—	—	(99,598)	—	(115,986)
Change in cash overdrafts	—	—	(3,769)	—	—	(3,769)
Issuance of common stock from shares held in treasury	353	—	—	—	—	353
Purchase of treasury stock	(80)	—	—	—	—	(80)
Deferred finance fees	(5,612)	(2,521)	(140)	(90)	—	(8,363)
Contributed capital from parent	—	21	33,180	2,575	(35,776)	—
Due to/from affiliates	(73,202)	(60,265)	6,267	127,200	—	—
Net cash provided by (used in) financing activities	42,326	(20)	(12,962)	(3,092)	(35,776)	(9,524)
Effect of exchange rate changes on cash	—	(445)	—	132	—	(313)
Net increase in cash and cash equivalents	—	19	12,397	10,938	—	23,354
Cash and cash equivalents at beginning of period	—	—	670	12,995	—	13,665
Cash and cash equivalents at end of period	$—	$19	$13,067	$23,933	$—	$37,019

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

Our condensed consolidated statements of earnings and condensed consolidated statements of cash flows present our results for the three and nine months ended September 24, 2004, the five months ended May 23, 2003 and the three and four months ended September 26, 2003. Our 2003 results are presented divided into the predecessor period and successor period as a result of the 2003 Stock Transaction described in Note 2 to the condensed consolidated financial statements. The discussion of the results of operations below combines the predecessor five months ended May 23, 2003 and the successor four months ended September 26, 2003 for comparison to the successor nine months ended September 24, 2004, for purposes of discussing net sales and cost of goods sold. All other items are separated into the predecessor and successor periods for discussion purposes.

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

Aluminum and steel raw material purchase prices increased significantly during the first nine months of 2004. Rising aluminum and steel prices are evidenced by an increase in the average aluminum London Metal Exchange price from $0.64/lb. in the first nine months of 2003 to an average of $0.76/lb. in the first nine months of 2004, and widely publicized increases in steel prices resulting from strengthening world demand and industry consolidation in the U.S. While we have obtained selling price increases and announced future price increases, we do not have agreements with our customers who purchase aluminum or steel products from us that obligate them to pay higher prices when the cost of aluminum or steel rises. Therefore, if aluminum or steel prices continue to rise and we are unable to pass any or all of these increases through to our customers, our gross profit will be adversely affected.

Results of Operations

Three Months Ended September 24, 2004 as Compared to Three Months Ended September 26, 2003

The following table sets forth the Company’s Statements of Earnings Data expressed as a percentage of net sales:

	Successor three months ended
	September 24,	September 26,
	2004	2003
Statements of Earnings Data:
Net sales	100.0%	100.0%
Costs and expenses:
Cost of goods sold	79.0	79.6
Selling and general	8.6	9.2
Depreciation and amortization	2.1	2.2
Earnings from operations	10.3	9.0
Interest expense, net	(2.4)	(2.7)
Other income, net	(0.1)	(0.3)
Earnings before income taxes	7.8	6.0
Provision for income taxes	2.8	2.2
Net earnings	5.0%	3.8%

	Net Sales		Earnings from Operations
	Successor	Successor	Successor	Successor
	three months	three months	three months	three months
	ended	ended	ended	ended
	September 24,	September 26,	September 24,	September 26,
	2004	2003	2004	2003
	In thousands
U.S. Fabrication Roof Drainage	$78,154	$55,543	$11,497	$8,686
U.S. Fabrication Building Materials	106,821	85,636	7,593	5,200
European Roll Coating	42,606	36,429	4,758	2,890
European Fabrication	26,631	23,509	2,447	1,341
Totals	$254,212	$201,117	$26,295	$18,117

Net Sales.    For the three months ended September 24, 2004, net sales were $254.2 million compared to $201.1 million for the three months ended September 26, 2003, an increase of $53.1 million or 26.4%. Net sales in the U.S. increased 31.0% to $185.0 million for the three months ended September 24, 2004, from $141.2 million for the three months ended September 26, 2003. This increase in net sales in the U.S. includes an increase in the U.S. Fabrication Roof Drainage segment of $22.6 million or 40.7% and an increase in the U.S. Fabrication Building Materials segment of $21.2 million or 24.7%. Net sales in the U.S. Fabrication Roof Drainage segment increased primarily as a result of the acquisition of Berger Holdings in November 2003, together with higher sales volumes of raincarrying products to home centers and home improvement contractors, and higher selling prices resulting from rising aluminum and steel costs. Net sales in the U.S. Fabrication Building Materials segment increased primarily as a result of higher sales volumes of fabricated aluminum and steel roofing and siding to rural contractors, home centers and industrial and architectural contractors, higher sales volumes of painted aluminum coil to external customers from our Helena, Arkansas paintline, higher sales volumes of aluminum doors, exterior walls and roofing panels to U.S. RV manufacturers, higher sales volumes of fabricated steel siding and accessory parts to manufactured housing producers and higher sales volumes of patio awning products to home improvement contractors. In addition, higher selling prices on products manufactured from aluminum and steel resulting from rising aluminum and steel costs contributed to the increase in net sales.

Net sales in Europe increased 15.5% to $69.2 million for the three months ended September 24, 2004, from $59.9 million for the three months ended September 26, 2003. This increase in net sales in Europe includes an increase in the European Roll Coating segment of $6.2 million or 17.0%, and an increase in the European Fabrication segment of $3.1 million or 13.3%. Approximately $3.8 million and $2.5 million of the increase in the European Roll Coating segment and the European Fabrication segment, respectively, were a result of the strengthening of the Euro and British Pound against the U.S. Dollar. The balance of the increase in the European Roll Coating segment primarily resulted from higher sales volumes of painted aluminum and steel coil to European OEMs, including European RV manufacturers and commercial panel manufacturers. The balance of the increase in the European Fabrication segment resulted primarily from higher sales volumes of fabricated doors and windows to European RV manufacturers, together with higher sales volumes to European transportation industry manufacturers.

Cost of goods sold.   Cost of goods sold, as a percentage of net sales, were 79.0% for the three months ended September 24, 2004, compared to 79.6% for the three months ended September 26, 2003. The decrease as a percentage of net sales is primarily the result of higher sales volumes, partially offset by higher freight costs.

Selling and general.   Selling and general expenses, as a percentage of net sales, were 8.6% for the three months ended September 24, 2004, compared to 9.2% for the three months ended September 26, 2003. Selling and general expenses increased to $21.7 million in the three months ended September 24, 2004, from $18.4 million in the three months ended September 26, 2003. This increase resulted primarily from the acquisition of Berger Holdings in November 2003, together with higher selling expenses due to the increase in sales volume, higher employee compensation expense, higher cost of employee benefits and higher legal and professional fees. Additionally, a stronger Euro and British Pound against the U.S. Dollar in the three months ended September 24, 2004, used in converting local currency into U.S. Dollars, resulted in higher selling and general expense in the three months ended September 24, 2004. Partially offsetting these items were lower product warranty costs in the three months ended September 24, 2004. The three months ended September 24, 2004 and September 26, 2003 include advisory fees payable to CVC Management LLC of $0.3 million and $0.2 million, respectively.

Depreciation and amortization.   Depreciation and amortization was $5.3 million for the three months ended September 24, 2004, compared to $4.4 million for the three months ended September 26, 2003. This increase is primarily a result of the acquisition of Berger Holdings in November 2003.

Earnings from operations.   Earnings from operations were $26.3 million for the three months ended September 24, 2004, compared to $18.1 million for the three months ended September 26, 2003. Operating margins were 10.3% for the three months ended September 24, 2004, compared to 9.0% for the three months ended September 26, 2003.

Earnings from operations in the U.S. Fabrication Roof Drainage segment were $11.5 million for the three months ended September 24, 2004, compared to $8.7 million for the three months ended September 26, 2003. Operating margins decreased to 14.7% for the three months ended September 24, 2004, from 15.6% for the three months ended September 26, 2003, primarily resulting from higher freight costs. Higher aluminum and steel costs in the three months ended September 24, 2004 have largely been offset by higher selling prices on products manufactured from aluminum and steel. Berger Holdings’ results are included in the three months ended September 24, 2004.

Earnings from operations in the U.S. Fabrication Building Materials segment were $7.6 million for the three months ended September 24, 2004, compared to $5.2 million for the three months ended September 26, 2003. Operating margins increased to 7.1% in the three months ended September 24, 2004, from 6.1% in the three months ended September 26, 2003. Higher operating margins in the three months ended September 24, 2004 primarily resulted from higher sales volumes, partially offset by lower margins on aluminum and steel products. Lower operating margins on aluminum and steel products primarily resulted from higher aluminum and steel costs, partially offset by higher aluminum and steel selling prices.

Earnings from operations in the European Roll Coating segment were $4.8 million for the three months ended September 24, 2004, compared to $2.9 million for the three months ended September 26, 2003. Operating margins increased to 11.2% in the three months ended September 24, 2004, from 7.9% in the three months ended September 24, 2003. Higher sales volumes in the three months ended September 24, 2004, together with operational improvements at our Corby, England paintline and lower depreciation and amortization expense, resulted in higher operating margins. The strengthening of the Euro and British Pound against the U.S. Dollar increased the European Roll Coating segment’s earnings from operations by $0.4 million.

Earnings from operations in the European Fabrication segment were $2.4 million for the three months ended September 24, 2004, compared to $1.3 million for the three months ended September 26, 2003. Operating margins increased to 9.2% in the three months ended September 24, 2004, from 5.7% in the three months ended September 26, 2003. Higher sales volumes in the three months ended September 24, 2004, together with a more profitable product mix and lower production costs, resulted in higher operating margins. Higher production costs in the three months ended September 26, 2003 primarily resulted from new product and product expansion initiatives that were undertaken in 2003. The strengthening of the Euro and British Pound against the U.S. Dollar increased the European Fabrication segment’s earnings from operations by $0.3 million.

Interest expense, net.   Net interest expense was $6.1 million for the three months ended September 24, 2004, compared to $5.4 million for the three months ended September 26, 2003. The increase in net interest expense in 2004 is primarily the result of a higher outstanding average debt balance during the three months ended September 24, 2004 that was primarily incurred in connection with the repurchase of shares of Euramax common stock and the Berger Holdings acquisition. On August 6, 2003 we issued $200.0 million 8.50% senior subordinated notes. The proceeds from this issuance were used to purchase our outstanding $135.0 million 11.25% senior subordinated notes. The average outstanding balance under our senior secured credit facility was $101.6 million at an average interest rate of 5.2% for the three months ended September 24, 2004, compared to $35.8 million at an average interest rate of 4.2% for the three months ended September 26, 2003.

Other expense, net.   Other expense, net was $0.2 million and $0.6 million for the three months ended September 24, 2004 and September 26, 2003, respectively. Other income (expense), net in both periods primarily resulted from foreign exchange gains and losses on unhedged assets and liabilities remeasured into the local currency.

Provision for income taxes.   The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The effective rate for the provision for income taxes was 35.7% for the three months ended September 24, 2004, compared to 37.2% for the three months ended September 26, 2003. The change in the effective tax rate from 2003 to 2004 is primarily due to a greater expected proportion of earnings in fiscal year 2004 in Europe, where the Company has a lower effective tax rate, together with a higher valuation allowance in 2003 due to the uncertainty of the future benefit of U.S. state net operating loss carryforwards.

On October 22, 2004, new U.S. tax legislation was signed into law that offers certain one time tax benefits, a potential for ongoing tax rate reduction, and also allows companies to repatriate accumulated foreign earnings at preferential tax rates.  We are currently evaluating the details of this new tax legislation and any impact it may have on income tax expense in the fourth quarter of 2004.

Nine Months Ended September 24, 2004 as Compared to Nine Months Ended September 26, 2003

The following table sets forth the Company’s Statements of Earnings Data expressed as a percentage of net sales:

	Successor nine months ended September 24, 2004	Predecessor five months ended May 23, 2003	Successor four months ended September 26, 2003
Statements of Earnings Data:
Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold	78.8	80.0	80.5 (1)
Selling and general	9.0	10.0	9.6
Depreciation and amortization	2.0	2.4	2.2
Earnings from operations	10.2	7.6	7.7
Interest expense, net	(2.6)	(3.5)	(2.6)
Other income, net	0.2	0.2	(0.2)
Earnings before income taxes	7.8	4.3	4.9
Provision for income taxes	2.8	1.6	1.8
Net earnings	5.0%	2.7%	3.1%

	Net Sales			Earnings from Operations
	Successor nine months ended September 24, 2004	Predecessor five months ended May 23, 2003	Successor four months ended September 26, 2003	Successor nine months ended September 24, 2004	Predecessor five months ended May 23, 2003	Successor four months ended September 26, 2003(1)
	In thousands
U.S. Fabrication Roof Drainage	$187,580	$53,464	$75,632	$22,083	$4,669	$10,918
U.S. Fabrication Building Materials	280,165	107,586	117,784	18,882	3,988	5,356
European Roll Coating	142,504	59,653	51,662	20,430	7,577	3,546
European Fabrication	89,853	39,912	33,233	9,944	3,532	1,857
Totals	$700,102	$260,615	$278,311	$71,339	$19,766	$21,677

(1)          In connection with the 2003 Stock Transaction (see Note 2 to the condensed consolidated financial statements) and subsequent issuance of senior subordinated notes, accounting principles generally accepted in the U.S. required that the purchase price paid in excess of the book value of the Company’s equity acquired be allocated to the assets and liabilities of the Company based upon estimates of their fair values. This application of purchase accounting resulted in increasing the value of inventory at the time of the 2003 Stock Transaction by $4.0 million. This inventory was sold in June 2003 and, accordingly, $4.0 million was recorded as cost of goods sold. This amount does not reflect costs incurred or amounts paid by the Company to prepare inventory for sale and, accordingly, had no affect on the cash flows from operations of the Company for the one month ended June 27, 2003.

Net Sales.   For the nine months ended September 24, 2004, net sales were $700.1 million compared to $538.9 million for the nine months ended September 26, 2003, an increase of $161.2 million or 29.9%. Net sales in the U.S. increased 32.0% to $467.7 million for the nine months ended September 24, 2004, from $354.5 million for the nine months ended September 26, 2003. This increase in net sales in the U.S. includes an increase in the U.S. Fabrication Roof Drainage segment of $58.5 million or 45.3% and an increase in the U.S. Fabrication Building Materials segment of $54.8 million or 24.3%. Net sales in the U.S. Fabrication Roof Drainage segment increased primarily as a result of the acquisition of Berger Holdings in November 2003, together with higher sales volumes of raincarrying products to home centers and home improvement contractors and higher selling prices resulting from rising aluminum and steel costs. Net sales in the U.S. Fabrication Building Materials segment increased primarily as a result of higher sales volumes of fabricated aluminum and steel roofing and siding to rural contractors, industrial and architectural contractors and home centers, higher sales volumes of painted aluminum coil to external customers from our Helena, Arkansas paintline, higher sales volumes of aluminum doors, exterior walls and roofing panels to U.S. RV manufacturers, higher sales volumes of patio awning products to home improvement contractors, and higher sales volumes of fabricated steel siding and accessory parts to manufactured housing producers. In addition, higher selling prices on products manufactured from aluminum and steel resulting from rising aluminum and steel costs contributed to the increase in net sales.

Net sales in Europe increased 26.0% to $232.4 million for the nine months ended September 24, 2004, from $184.5 million for the nine months ended September 26, 2003. This increase in net sales in Europe includes an increase in the European Roll Coating segment of $31.2 million or 28.0%, and an increase in the European Fabrication segment of $16.7 million or 22.8%. Approximately $14.2 million and $9.3 million of the increase in the European Roll Coating segment and the European Fabrication segment, respectively, were a result of the strengthening of the Euro and British Pound against the U.S. Dollar. The balance of the increase in the European Roll Coating segment primarily resulted from higher sales volumes of painted aluminum and steel coil to European OEMs, including European RV manufacturers and commercial panel manufacturers. The balance of the increase in the European Fabrication segment resulted primarily from higher sales volumes to European transportation industry manufacturers, together with higher sales volumes of fabricated doors and windows to European RV manufacturers.

Cost of goods sold.   Cost of goods sold, as a percentage of net sales, were 78.8% for the nine months ended September 24, 2004, compared to 80.2% for the nine months ended September 26, 2003. The decrease as a percentage of net sales is primarily attributable to the $4.0 million increase in inventories resulting from the application of the purchase method of accounting associated with the 2003 Stock Transaction (see Note 2 to the condensed consolidated financial statements). The $4.0 million increase was recognized in cost of goods sold in June 2003. The remaining decrease is primarily the result of higher sales volumes, partially offset by higher freight costs.

Selling and general.   Selling and general expenses, as a percentage of net sales, were 9.0%, 10.0% and 9.6% for the nine months ended September 24, 2004, the five months ended May 23, 2003 and the four months ended September 26, 2003. Selling and general expenses increased to $63.0 million in the nine months ended September 24, 2004, from $26.2 million in the five months ended May 23, 2003 and $26.6 million in the four months ended September 26, 2003. The increase for the nine months ended September 24, 2004, resulted primarily from the acquisition of Berger Holdings in November 2003, together with higher selling expenses due to the increase in sales volume, higher employee compensation expense, higher cost of employee benefits, and higher legal and professional fees. These items were partially offset by lower product warranty costs. Additionally, a stronger Euro and British Pound against the U.S. Dollar in the nine months ended September 24, 2004, used in converting local currency into U.S. Dollars resulted in higher selling and general expenses in the nine months ended September 24, 2004. Selling and general expenses in the four months ended September 26, 2003 include $1.4 million in compensation expense resulting from bonus payments associated with the 2003 Stock Transaction. The nine months ended September 24, 2004 and the four months ended September 26, 2003 include advisory fees payable to CVC Management LLC of $0.9 million and $0.6 million, respectively. Prior to the 2003 Stock Transaction and the establishment of the advisory agreement with CVC Management LLC, there were no advisory fees paid to CVC Management LLC. The nine months ended September 24, 2004 and the four months ended September 26, 2003 include amortization of restricted stock awards of $0.6 million and $0.4 million, respectively. The restricted stock awards were issued in June 2003 at the time of the 2003 Stock Transaction.

Depreciation and amortization.   Depreciation and amortization was $14.3 million for the nine months ended September 24, 2004, compared to $6.3 million for the five months ended May 23, 2003 and $6.0 million for the four months ended September 26, 2003. As discussed in Note 2 to the condensed consolidated financial statements, depreciation and amortization expense for the nine months ended September 24, 2004 includes an adjustment increasing expense by $0.2 million relating to the final allocation of the purchase price associated with the 2003 Stock Transaction. The increase in depreciation and amortization is primarily related to the acquisition of Berger Holdings in November 2003.

Earnings from operations.   Earnings from operations were $71.3 million for the nine months ended September 24, 2004, compared to $19.8 million for the five months ended May 23, 2003 and $21.7 million for the four months ended September 26, 2003. Operating margins were 10.2% for the nine months ended September 24, 2004, compared to 7.6% for the five months ended May 23, 2003 and 7.8% for the four months ended September 26, 2003. In the four months ended September 26, 2003, earnings from operations reflect $4.0 million charged to expense resulting from applying the purchase method of accounting to the 2003 Stock Transaction.

Earnings from operations in the U.S. Fabrication Roof Drainage segment were $22.1 million for the nine months ended September 24, 2004, compared to $4.7 million for the five months ended May 23, 2003 and $10.9 million for the four months ended September 26, 2003. Operating margins were 11.8% for the nine months ended September 24, 2004, compared to 8.7% for the five months ended May 23, 2003 and 14.4% for the four months ended September 26, 2003. Earnings from operations in the U.S. Fabrication Roof Drainage segment in the four months ended September 26, 2003, include $1.0 million of the $4.0 million increase in inventories charged to expense in June 2003 resulting from applying the purchase method of accounting to the 2003 Stock Transaction. Lower operating margins in the nine months ended September 24, 2004 primarily resulted from higher depreciation and amortization expense, higher freight expense, and lower operating margins on aluminum and steel products. Lower operating margins on aluminum and steel products primarily resulted from higher aluminum and steel costs, partially offset by higher aluminum and steel selling prices. Berger Holdings’ results are included in the nine months ended September 24, 2004.

Earnings from operations in the U.S. Fabrication Building Materials segment were $18.9 million for the nine months ended September 24, 2004, compared to $4.0 million for the five months ended May 23, 2003 and $5.4 million for the four months ended September 26, 2003. Operating margins were 6.7% for the nine months ended September 24, 2004, compared to 3.7% for the five months ended May 23, 2003 and 4.5% for the four months ended September 26, 2003. Earnings from operations in the U.S. Fabrication Building Materials segment in the four months ended September 26, 2003, include $1.7 million of the $4.0 million increase in inventories charged to expense in June 2003 resulting from applying the purchase method of accounting to the 2003 Stock Transaction. Higher sales volumes in the nine months ended September 24, 2004, partially offset by higher depreciation and amortization expense and lower operating margins on aluminum and steel products, resulted in higher operating margins. Lower operating margins on aluminum and steel products primarily resulted from higher aluminum and steel costs, partially offset by higher aluminum and steel selling prices.

Earnings from operations in the European Roll Coating segment were $20.4 million for the nine months ended September 24, 2004, compared to $7.6 million for the five months ended May 23, 2003 and $3.5 million for the four months ended September 26, 2003. Operating margins were 14.3% for the nine months ended September 24, 2004, compared to 12.7% for the five months ended May 23, 2003 and 6.9% for the four months ended September 26, 2003. Earnings from operations in the European Roll Coating segment in the four months ended September 26, 2003, include $0.9 million of the $4.0 million increase in inventories charged to expense in June 2003 resulting from applying the purchase method of accounting to the 2003 Stock Transaction. Higher sales volumes in the nine months ended September 24, 2004, together with operational improvements at our Corby, England paintline and lower depreciation and amortization expense, resulted in higher operating margins. The strengthening of the Euro and British Pound against the U.S. Dollar increased the European Roll Coating segment’s earnings from operations by $2.1 million.

Earnings from operations in the European Fabrication segment were $9.9 million for the nine months ended September 24, 2004, compared to $3.5 million for the five months ended May 23, 2003 and $1.9 million for the four months ended September 26, 2003. Operating margins were 11.1% for the nine months ended September 24, 2004, compared to 8.8% for the five months ended May 23, 2003 and 5.6% for the four months ended September 26, 2003. Earnings from operations in the European Fabrication segment in the four months ended September 26, 2003, include $0.4 million of the $4.0 million increase in inventories charged to expense in June 2003 resulting from applying the purchase method of accounting to the 2003 Stock Transaction. Higher sales volumes in the nine months ended September 24, 2004, together with a more profitable product mix and lower depreciation and amortization expense, resulted in higher operating margins. The strengthening of the Euro and British Pound against the U.S. Dollar increased the European Fabrication segment’s earnings from operations by $1.1 million.

Interest expense, net.   Net interest expense was $17.9 million, $9.1 million and $7.3 million for the nine months ended September 24, 2004, the five months ended May 23, 2003 and the four months ended September 26, 2003, respectively. The increase in net interest expense is primarily a result of a higher outstanding average debt balance during the nine months ended September 24, 2004 that was primarily incurred in connection with the repurchase of shares of Euramax common stock and the Berger Holdings acquisition. On August 6, 2003 we issued $200.0 million 8.50% senior subordinated notes. The proceeds from this issuance were used to purchase our outstanding $135.0 million 11.25% senior subordinated notes. The average outstanding balance under our senior secured credit facility was $80.7 million at an average interest rate of 5.4% for the nine months ended September 24, 2004, compared to $64.5 million at an average interest rate of 4.6% for the nine months ended September 24, 2003.

Other income (expense), net.    Other income (expense), net was $1.1 million, $0.5 million and $(0.6) million for the nine months ended September 24, 2004, the five months ended May 23, 2003 and the four month ended September 26, 2003, respectively. The nine months ended September 24, 2004 include a gain on the sale of non-core assets from our operation in France of $0.5 million. The four months ended September 26, 2003 include expense of $1.4 million resulting from the premium paid to purchase a portion of our 11.25% senior subordinated notes in August 2003. The remaining other income (expense), net in both periods primarily resulted from foreign exchange gains and losses on unhedged assets and liabilities remeasured into the local currency.

Provision for income taxes.    The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The effective rate for the provision for income taxes was 35.5% for the nine months ended September 24, 2004, compared to 38.2% for the five months ended May 23, 2003 and 36.7% for the four months ended September 26, 2003. The change in the effective tax rate from 2003 to 2004 is primarily due to a greater expected proportion of earnings in fiscal year 2004 in Europe, where the Company has a lower effective tax rate, together with a higher valuation allowance in 2003 due to the uncertainty of the future benefit of U.S. state net operating loss carryforwards.

On October 22, 2004, new U.S. tax legislation was signed into law that offers certain one time tax benefits, a potential for ongoing tax rate reduction, and also allows companies to repatriate accumulated foreign earnings at preferential tax rates.  We are currently evaluating the details of this new tax legislation and any impact it may have on income tax expense in the fourth quarter of 2004.

Liquidity and Capital Resources

Liquidity.   Our primary liquidity needs arise from debt service and the funding of capital expenditures. Our liquidity sources at September 24, 2004 include $40.3 million in cash and cash equivalents and an undrawn amount of $43.1 million under our revolving credit facility, subject to borrowing base limitations. At September 24, 2004, the entire $43.1 million of the undrawn amount was available.

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

Our primary source of liquidity is funds generated from operations, which are supplemented by borrowings under our senior secured credit facility. Net cash provided by (used in) operating activities for the nine months ended September 24, 2004, the five months ended May 23, 2003 and the four months ended September 26, 2003 were $6.7 million, $(12.0) million and $35.8 million, respectively. In addition to cash generated from earnings, key components of our cash flow from operations are changes in our working capital accounts. The nine months ended September 24, 2004 include a use of cash resulting from an increase in accounts receivable and inventories of $27.2 million and $30.2 million, respectively. Partially offsetting this use of cash was cash provided by an increase in accounts payable, accrued liabilities and other current liabilities of $15.3 million. The five months ended May 23, 2003 include a use of cash resulting from an increase in accounts receivable and inventories of $22.8 million and $13.0 million, respectively. Partially offsetting this use of cash was cash provided by an increase in accounts payable, accrued liabilities and other current liabilities of $12.9 million. The four months ended September 26, 2003 includes cash provided by an increase in accounts payable, accrued expenses and other current liabilities of $20.7 million, together with a decrease in inventories of $5.0 million. Partially offsetting these items was a use of cash resulting from an increase in accounts receivable of $11.1 million. See discussion of working capital management below.

Net cash used in investing activities for the nine months ended September 24, 2004, the five months ended May 23, 2003 and the four months ended September 26, 2003 were $7.5 million, $4.9 million and $2.6 million, respectively. The nine months ended September 24, 2004, the five months ended May 23, 2003 and the four months ended September 26, 2003 include a use of cash resulting from capital expenditures of $7.3 million, $4.9 million and $2.9 million, respectively. See discussion of capital expenditures below. The nine months ended September 24, 2004 include cash provided by the sale of non-core assets from an operation in France of $1.0 million and a use of cash for costs associated with the acquisition of Berger Holdings of $1.3 million.

Net cash (used in) provided by financing activities for the nine months ended September 24, 2004, the five months ended May 23, 2003 and the four months ended September 26, 2003 were $(5.7) million, $18.2 million and $(9.5) million, respectively. The nine months ended September 24, 2004 include borrowings under our revolving credit facility of $67.7 million to fund the repurchase of 55% of our outstanding common stock held by Court Square Capital Limited for an aggregate purchase price of $67.9 million. Additionally, we repaid $4.4 million of our outstanding long-term debt in the nine months ended September 24, 2004. The five months ended May 23, 2003 include borrowings under our revolving credit facility of $18.3 million to fund our increase in working capital, together with the repurchase of $2.6 million of our outstanding common stock in connection with the retirement of key employees. The four months ended September 26, 2003 include the receipt of $191.6 million of proceeds, net of issuance costs, from the issuance of $200.0 million of senior subordinated notes. These proceeds, in addition to cash provided by operating activities, were used to purchase $116.0 million of our 11.25% senior subordinated notes, including premium, and repay $81.7 million on our revolving credit facility.

The above-noted sources are expected to provide the liquidity required, if necessary, to supplement cash from operations, although no assurance to that effect can be given. From time to time, we review our long-term financing and capital structure. As a result of our review, we may periodically explore alternatives to our current financing, including the issuance of additional long-term debt, refinancing our new credit facility and other restructurings or financings. In addition, we may from time to time seek to retire our outstanding notes in open market purchases, privately negotiated transactions or otherwise. These repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amount of repurchases of our notes may be material and may involve significant amounts of cash and/or financing availability.

Capital Expenditures.   Our capital expenditures were $7.3 million, $4.9 million and $2.9 million for the nine months ended September 24, 2004, the five months ended May 23, 2003 and the four months ended September 26, 2003, respectively. Capital expenditures in 2004 included approximately $1.9 million for improvements to our paintlines in Helena, Arkansas; Lancaster, Pennsylvania; Corby, England; and Roermond, The Netherlands; and approximately $0.8 million for several projects related to business expansion. Capital expenditures in 2003 include approximately $1.2 million for improvements to our paintlines and approximately $3.9 million for several projects related to business expansion. The balance of capital expenditures in both periods related to purchases and upgrades of fabricating equipment, transportation and material moving equipment, and information systems.

We have made and will continue to make capital expenditures to comply with environmental laws. We estimate that our environmental capital expenditures for 2004 will approximate $0.5 million.

Working Capital Management.   Working capital was $150.7 million as of September 24, 2004, compared to $116.8 million as of December 26, 2003. This increase in working capital is largely attributable to higher accounts receivable and inventories, partially offset by higher accounts payable and income taxes payable, together with lower cash and cash equivalents as of September 24, 2004. Seasonal demands of the business result in substantial increases from year end in trade accounts receivable, inventories and accounts payable.

Accounts receivable of $148.9 million as of September 24, 2004, increased $27.2 million, from $121.7 million as of December 26, 2003. The primary reason for this increase was a 31.2% increase in net sales in the two months ended September 24, 2004, compared to the two months ended December 26, 2003. The majority of outstanding accounts receivable at the end of each period are generated from net sales in the preceding two months. As of September 24, 2004, days sales outstanding in accounts receivable were 53.3 days, compared to 52.0 days as of December 26, 2003 and 56.6 days as of September 26, 2003.

Inventories of $120.0 million as of September 24, 2004, increased $30.5 million, from $89.5 million as of December 26, 2003. As of September 24, 2004, days sales in inventories were 60.5 days, compared to 52.0 days as of December 26, 2003 and 57.7 days as of September 26, 2003. Higher aluminum and steel raw material costs increased inventory balances as of September 24, 2004, compared to September 26, 2003 and December 26, 2003, together with higher volumes of aluminum and steel in inventory as of September 24, 2004.

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

Environmental Matters

Our exposure to environmental matters has not changed significantly from the year ended December 26, 2003. For detailed information regarding environmental matters, see “Management’s Discussion and Analysis—Risk Management” set forth in our Annual Report on Form 10-K for the year ended December 26, 2003.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

The following discussion about the Company’s risk management activities includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statement. See “Note Regarding Forward Looking Statements” for additional information regarding the Private Securities Litigation Reform Act. The Company’s management of market risk from changes in interest rates, exchange rates and commodity prices has not changed from the year ended December 26, 2003, except as follows. In March 2004, the Company entered into three Euro swaps (the “Euro Swaps”) with substantially equivalent terms. The terms of the Euro Swaps expire on August 15, 2011, and require the Company to pay approximately 49.3 million Euros with semi-annual payments at a weighted average interest rate of 8.81% in exchange for $60.0 million with semi-annual interest payments of 8.50%. The Euro Swaps were designated as cash flow hedges that effectively converted $60.0 million of the 8.50% senior subordinated notes due 2011 on the books of a Netherlands subsidiary into a fixed-rate Euro loan, which is expected to reduce the impact of foreign exchange rate changes on the principal and interest payments on the loan. For detailed information regarding the Company’s risk management, see “Management’s Discussion and Analysis—Risk Management” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” set forth in the Company’s Annual Report on Form 10-K for the year ended December 26, 2003.

Interest Rate Risk

This analysis presents the hypothetical increase in interest expense and increase in other expense related to those financial instruments and derivative instruments held by us at September 24, 2004, that are sensitive to changes in interest rates. A hypothetical 10 percent increase in interest rates for one year on our variable rate financial instruments would increase interest expense by approximately $0.5 million as calculated at September 24, 2004, as compared to a hypothetical increase in interest expense of approximately $0.2 million as calculated at December 26, 2003.

A hypothetical 10 percent decrease in interest rates for one year on our derivative instruments would increase other expense by approximately $0.1 million as calculated at September 24, 2004 and December 26, 2003.

Foreign Currency Exchange Risk

This analysis presents the hypothetical increase in foreign exchange loss and increase in interest expense related to those financial instruments and derivative instruments held by us at September 24, 2004, that are sensitive to changes in foreign currency exchange risks. A hypothetical 10 percent increase in the British Pound compared to the U.S. Dollar would increase our foreign exchange loss by approximately $4.8 million as calculated at September 24, 2004, compared to a hypothetical increase in foreign exchange loss of approximately $2.1 million as calculated at December 26, 2004. A hypothetical 10 percent increase in the Euro compared to the U.S. Dollar would increase our foreign exchange loss by approximately $3.7 million as calculated at September 24, 2004, compared to a hypothetical decrease in foreign exchange loss of approximately $1.2 million as calculated at December 26, 2003.

All other factors remaining unchanged, a hypothetical 10 percent increase in foreign currency exchange rates for one year would increase interest expense by approximately $0.4 million as calculated at September 24, 2004, for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in interest expense of approximately $0.2 million as calculated at December 26, 2003.

Item 4.   Controls and Procedures

As of September 24, 2004, based upon an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that as of the evaluation date, the Company’s disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports that it files or submits under the Securities and Exchange Act of 1934 (the “Exchange Act”) and (2) are adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms. Further, there were no changes in the Company’s internal controls over financial reporting identified in connection with that evaluation that occurred during the quarter ended September 24, 2004, that have materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—Other Information

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

EURAMAX INTERNATIONAL, INC.

Signature	Title	Date
/s/ J. DAVID SMITH	Chairman, Chief Executive Officer and President	November 8, 2004
J. David Smith
/s/ R. SCOTT VANSANT	Chief Financial Officer and Secretary	November 8, 2004
R. Scott Vansant

Exhibit Index

Exhibit Number	Description
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