Form 10-K
period 2004-12-31
EURAMAX INTERNATIONAL INC
filed 2005-03-31
CIK 1026743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes ☐ No ☒

As of March 31, 2005, Registrant has 322,815.17 shares of Class A common stock outstanding and no shares of Class B common stock outstanding.

Note Regarding Private Securities Litigation Reform Act:   Statements contained in this Form 10-K that are not historical facts include forward-looking statements that are subject to the safe harbor rules created by the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-K which address activities, events or developments which Euramax International, Inc. and subsidiaries (the “Company” or “Euramax”) expect or anticipate will or may occur in the future, including statements regarding the Company’s competitive position, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), changes in business strategy or development plans, cyclical demand for the Company’s products, the supply and/or price of aluminum, steel and other raw materials, currency exchange rate fluctuations, the Company’s ability to pass on price increases, the impact of environmental laws and regulations, the availability of financing, reliance on key management personnel, ability to manage growth, the Company’s expectations regarding the adequacy of current financing arrangements, loss of customers, quantitative and qualitative disclosures about market risk, and other statements regarding future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts are forward looking statements. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ significantly and materially from past results and from the Company’s expectations, including the risk factors discussed in this Form 10-K, Item 1 “Business,” and Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise. Unless the context otherwise requires, the terms “we”, “our” and “us” refer to the Company and its subsidiaries collectively.

Part I

Item 1. Business

Overview

Euramax is an international producer of value-added aluminum, steel, vinyl and fiberglass fabricated products with facilities located in all major regions of the continental United States, or U.S., as well as in the United Kingdom, or U.K., The Netherlands and France. Our manufacturing and distribution network consists of 42 strategically located facilities, of which 36 are located in the U.S. and six are located in Europe. Net sales for 2004 in the U.S. and Europe were $648.9 million and $315.9 million, respectively. We sell our products principally to two markets, the building and construction market and the transportation market. Our core products include specialty coated coils, aluminum recreational vehicle (or “RV”) sidewalls, RV doors, farm and agricultural panels, metal and vinyl raincarrying systems, soffit and fascia systems, and vinyl replacement windows. In addition, we sell an extensive line of accessory products, including roofing and siding hardware, trim parts and roof drainage accessories. Our customers include original equipment manufacturers, or OEMs, such as RV manufacturers, commercial panel manufacturers and transportation industry manufacturers; rural contractors; home centers; home improvement contractors; distributors; industrial and architectural contractors; and manufactured housing producers. Our sales are somewhat seasonal, with the second and third quarters typically accounting for the highest sales volumes.

We operate downstream of producers of aluminum coil, aluminum extrusions, steel coil and aluminum ingot. These producers supply us with aluminum coil, aluminum extrusions and steel coil. We sold approximately 227 and 306 million pounds of aluminum and steel, respectively, in 2004. To a lesser extent, we also distribute and fabricate products manufactured from vinyl, copper and fiberglass.

We were established as an independent multinational company in 1996 under the name Euramax International Limited, which was formed by ACP Holding Company, an affiliate of Citigroup Venture Capital Ltd., or CVC, and CVC European Equity Partners, L.P. and CVC European Equity Partners (Jersey), L.P., whom we refer to together as CVC Europe. At that time, we acquired the fabricated products business from Alumax Inc. Alumax, Inc. was acquired by Aluminum Company of America in 1998, and is hereafter referred to as “Alumax”. Including our history as a division of Alumax, we have over 50 years of experience in the fabrication of aluminum products, and over the last 30 years we have developed additional expertise in areas such as steel, vinyl, copper and fiberglass fabrication. See “Important Transactions—Acquisition of Alumax’s Fabricated Products Business in September 1996 and Related Financing.” In 1999, Euramax was reorganized to become a U.S. based multinational group. See “Important Transactions—The Reorganization”. As described in “Important Transaction—2003 Stock Transaction”, Citigroup Venture Capital Equity Partners, L.P., or CVCEP, an affiliate of CVC, subsequently acquired all of our common stock held by CVC Europe.

Business Strategy

Our strategy is to expand our leadership position as a producer of aluminum and steel products and to further diversify product offerings, customers and geographic regions in which we operate. Since our formation as an independent company in 1996, our ability to consistently generate free cash flow has enabled us to pay down significant amounts of debt, while allowing us to pursue a strategy of improving our operations, profitability and prospects for future growth. Under this strategy, we are pursuing organic growth through product development and the addition of new territories and new customers. In addition, our strategy includes identifying and acquiring businesses and assets that will enable us to offer complementary products and/or expand our geographic coverage. Since our formation in September 1996, we have completed eight acquisitions which have enabled us to offer complementary products and expand our geographic coverage. We have also sold two businesses that did not serve our business strategy. We expect to continue identifying and acquiring businesses as part of executing our strategy.

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

2003 Stock Transaction.   On April 15, 2003, CVCEP and CVC entered into a definitive purchase agreement with CVC Europe, BNP Paribas, independent directors and certain members of management to purchase, for approximately $106.0 million, all of the shares of the Company held by CVC Europe and BNP Paribas, and a portion of the shares held by independent directors and management, (“2003 Stock Transaction”). The 2003 Stock Transaction was completed on June 12, 2003, with CVCEP purchasing 265,762.48 shares of the Company’s Class A common stock. After the completion of this transaction, CVCEP and CVC collectively owned approximately 88.5% of the issued and outstanding shares of the Company, with management of CVCEP and directors and management of the Company holding the remaining shares. Prior to the 2003 Stock Transaction, CVC owned approximately 34.5% of the issued and outstanding shares of the Company.

Acquisition of Berger Holdings, Ltd. on November 25, 2003.   On November 18, 2003, pursuant to a tender offer, Amerimax Pennsylvania, Inc., a wholly owned subsidiary of ours, acquired 93% of Berger Holdings’ outstanding common shares for $3.90 per share. The acquisition of Berger Holdings was completed on November 25, 2003 by the merger of Amerimax Pennsylvania, Inc. into Berger Holdings, with Berger Holdings as the surviving corporation. As a result of the merger, each common share of Berger Holdings not owned by Euramax was converted into the right to receive $3.90 per share in cash. The total purchase price of this acquisition was approximately $36.8 million. Berger Holdings manufactures metal roof drainage products and roofing accessories as well as residential and commercial snow guards and is included in our U.S. Fabrication Roof Drainage segment.

Operating Segments

Our reporting segments are as follows:

European Roll Coating—The European Roll Coating segment facilities primarily roll coat aluminum and steel sheet and coil for RV manufacturers, transportation manufacturers and building panel manufacturers.

U.S. Fabrication Roof Drainage—The U.S. Fabrication Roof Drainage segment facilities primarily fabricate aluminum and steel coil to produce gutters, downspouts, soffit, fascia, gutter accessories and other products. Such products are primarily sold to home centers, distributors and home improvement contractors.

U.S. Fabrication Building Materials—The U.S. Fabrication Building Materials segment facilities primarily fabricate aluminum and steel coil to produce roofing and siding panels, doors, windows, vehicle sidewalls and other products. Such products are primarily sold to RV manufacturers, rural contractors, home improvement contractors, industrial and architectural contractors and manufactured housing producers.

European Fabrication—The European Fabrication segment facilities primarily fabricate aluminum extrusions and glass to produce windows, doors, shower enclosures, sunroofs and other products. Such products are primarily sold to transportation manufacturers, distributors, home centers and industrial and architectural contractors.

Financial information and other disclosures relating to our operating segments are provided in Note 16 of our consolidated financial statements. See also, “Products and Customers.”

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

Our coating and fabrication capabilities are described in more detail as follows:

Coating (painting and anodizing):   Roll coating is the process of applying a variety of liquid coatings (primarily paint) to bare aluminum or steel coil, providing a baked-on finish that is both protective and decorative. Approximately 174 million pounds of aluminum (89 million pounds in Europe and 85 million pounds in the U.S.) and approximately 32 million pounds of steel (9 million pounds in Europe and 23 million pounds in the U.S.) were roll coated by our eight roll coating operations in 2004. We have three such coating lines in the U.S. and five in Europe. Two of the coating lines in the U.S. are primarily utilized for internal processing, while one coating line in the U.S. and the five coating lines in Europe, located within two facilities, are utilized to supply roll coated products to both internal and external customers. We believe that our roll coating facility in Roermond, The Netherlands is one of only three facilities in the world capable of coating coil up to 100 inches in width. The Roermond line services a variety of markets in which wide coated aluminum is becoming increasingly important. Wide coils provide customers with the opportunity to produce products more economically by reducing labor costs and requiring fewer joints and seams in their manufacturing processes.

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

Products and Customers

Our products are sold to a diverse group of customers operating in a variety of industries. Our sales and marketing effort is organized on a decentralized basis to provide required services to our broad customer base in multiple geographic areas. Customers include:

•       Original Equipment Manufacturers (“OEMs”), including RV, Commercial Panel, and Transportation Industry Manufacturers;

•       Rural Contractors;

•       Home Centers;

•       Home Improvement Contractors;

•       Distributors;

•       Manufactured Housing Producers; and

•       Industrial and Architectural Contractors.

The table below lists the Company’s key products, materials used, customers and end-users, sales regions and segments:

Products	Primary Materials	Customers/Markets	Primary Sales Regions	Segments
Specialty Coated Coils (painted aluminum and steel coils)	Aluminum, Steel	OEMs, RV Manufacturers, Transportation Industry Manufacturers, Various Building Panel Manufacturers	Europe	European Roll Coating
Roofing & Siding (including vehicle sidewalls and building panels)	Aluminum, Steel, Vinyl, Fiberglass	OEMs, RV Manufacturers, Rural Contractors, Distributors, Industrial and Architectural Contractors, Home Improvement Contractors; Manufactured Housing Producers	U.S., Europe	U.S. Fabrication Building Materials, European Fabrication, European Roll Coating
Raincarrying Systems (gutters, downspouts)	Aluminum, Steel, Vinyl, Copper	Home Centers, Rural Contractors, Home Improvement Contractors, Distributors, Manufactured Housing Producers	U.S.	U.S. Fabrication Roof Drainage
Soffit (roof overhangs), Fascia (trims), Flashing (roofing valley material)	Aluminum, Steel, Copper	Home Centers, Rural Contractors, Industrial and Architectural Contractors, Home Improvement Contractors, Manufactured Housing Producers	U.S.	U.S. Fabrication Roof Drainage
Doors	Aluminum, Fiberglass	OEMs, RV Manufacturers, Distributors, Home Centers, Home Improvement Contractors, Manufactured Housing Producers	U.S., Europe	U.S. Fabrication Building Materials, European Fabrication
Windows	Aluminum, Vinyl	OEMs, RV Manufacturers, Home Improvement Contractors, Transportation Industry Manufacturers	U.S., Europe	U.S. Fabrication Building Materials, European Fabrication

The following table sets forth the percentage of our net sales attributable to our customers/markets:

	Years Ended
	December 31,	December 26,	December 27,
	2004	2003	2002
OEMs	38.2%	41.2%	41.4%
Home Centers	20.6%	21.8%	20.3%
Rural Contractors	16.6%	16.8%	20.5%
Distributors	9.5%	5.6%	4.0%
Home Improvement Contractors	8.7%	8.2%	8.1%
Industrial and Architectural Contractors	3.7%	3.6%	2.7%
Manufactured Housing Producers	2.7%	2.8%	3.0%
	100.0%	100.0%	100.0%

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

Home Improvement Contractors.   We sell a variety of products to home improvement contractors, the most significant of which are rain-carrying systems and vinyl replacement windows. Other products sold to home improvement contractors include awnings, lattice systems, metal roofing, shower doors and patio and entrance doors. In the U.S., we offer a full complement of vinyl replacement windows. We are also one of the largest suppliers of lattice and painted aluminum awnings to residential contractors in the western U.S. In addition, we manufacture painted aluminum and steel panels for residential roofing.

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

Raw Materials

Our products are principally manufactured from aluminum coils and extrusions and steel coils. During 2004, approximately 227 million pounds of aluminum products and approximately 306 million pounds of steel products were sold. The proportion sold in 2004 by value is $555.3 million of aluminum and $240.7 million of steel. In addition, during 2004, we sold $168.8 million of products manufactured from materials other than aluminum and steel.

All of our raw material inputs are sourced from external suppliers. We purchase our steel and aluminum sheet requirements from several foreign and domestic aluminum and steel mills. We believe there is sufficient supply in the market place to competitively source all of our requirements without reliance on any particular supplier.

Approximately 58% and 25% of our net sales are derived from sales of aluminum and steel products, respectively. Both of these raw materials are subject to a high degree of volatility caused by, among other items, the relationship of world supply to world demand, the relationship of the U.S. Dollar to other currencies, and the imposition of import and export tariffs. Historically, prices at which we sell aluminum and steel products tend to fluctuate with corresponding changes in the prices paid to suppliers for these raw materials. Supplier price increases and decreases are typically, but not always, due to competition and the market for alternative products, passed on to customers. Accordingly, our net sales and margins attributable to aluminum and steel products may fluctuate with little or no change in the volume of shipments.

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

The facility that Berger Bros Company (“Berger”), a subsidiary of Berger Holdings, leases in Ivyland, Pennsylvania has contaminated groundwater as a result of the migration from an adjacent property which was formerly the Naval Air Warfare Center, currently an NPL site under CERCLA. The United States Navy is conducting a clean-up of the Naval Air Warfare Center NPL site under the Environmental Protection Agency’s supervision. The owner/landlord of the Berger property obtained liability protection under Pennsylvania’s Brownfield Law by demonstrating to the Commonwealth of Pennsylvania that the contamination is from an off-site source, and under Pennsylvania law, that protection benefits tenants as well. Moreover, under Berger’s lease, the landlord retained any liability for this contamination. Accordingly, although the facility leased by Berger is on an NPL site, the effects of this contamination would not reasonably be expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We have made and will continue to make capital expenditures to comply with environmental laws. Environmental capital expenditures for the years ended December 31, 2004, December 26, 2003 and December 27, 2002 were approximately $140.1 thousand, $143.1 thousand and $212.1 thousand, respectively. We estimate that our environmental capital expenditures will be approximately $250.0 thousand in 2005.

Employees

We employ approximately 2,700 people of which 1,000 are employed in Europe and 1,700 are employed in the U.S. Of these employees, approximately 30% are salaried and 70% are hourly employees. Collective bargaining agreements cover approximately 250 manufacturing employees at five of our U.S. manufacturing facilities. We are not a party to any material pending labor proceedings and believe that employee relations are good.

Risk Factors

Our substantial indebtedness could adversely affect our financial condition and prevent us from making principal and interest payments on our indebtedness.

As of December 31, 2004, we had $82.1 million outstanding under our senior secured credit facility, with $59.9 million undrawn and available under the revolving credit facility. Our highly leveraged position poses substantial risk to holders of the senior subordinated notes, including risks that:

•       a substantial portion of our cash flow from operations will be dedicated to the payment of interest on our senior subordinated notes due 2011 and the payment of principal and interest under our senior secured credit facility;

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

We have engaged in and continue to engage in evaluations of and discussions with potential acquisition candidates. These acquisitions may be financed by incurring additional indebtedness, which could be material. Such additional indebtedness may increase our leverage ratios substantially or adversely impact our ratings from any ratings agencies. In addition, our failure to integrate any acquired businesses successfully may adversely affect our earnings from operations. Any such transactions would be subject to negotiations of definitive agreements, satisfactory financing arrangements (including compliance with the limitations on issuance of indebtedness in the indenture governing the senior subordinated notes and in our senior secured credit facility) and applicable governmental approvals and consents. We may not complete any additional acquisitions, and any acquired entities or assets may not enhance our results of operations.

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

We depend upon aluminum, and price fluctuations or supply disruption could harm our results.

Our primary raw material is aluminum coil. We sold approximately $555.3 million of aluminum products in 2004. Because changes in aluminum prices are generally passed through to our customers, increases or decreases in aluminum prices generally cause corresponding increases and decreases in reported net sales, causing fluctuations in reported revenues that are unrelated to the level of business activity. However, if we are unable to pass through aluminum price changes to our customers in the future, we could be materially adversely affected. Any major disruption in the supply and/or price of aluminum could have a material adverse effect on our business and financial condition. Further, we are subject to the short-term commodity risk of carrying aluminum in our inventory. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We depend upon steel, and price fluctuations or supply disruption could harm our results.

We sold approximately $240.7 million of steel products in 2004. We purchase a majority of our steel raw materials from domestic steel producers. As with aluminum, changes in steel prices are generally passed through to our customers, and increases or decreases in steel prices generally cause corresponding increases and decreases in reported net sales, causing fluctuations in reported revenues that are unrelated to the level of business activity. However, if we are unable to pass through steel price changes to our customers in the future, we could be materially adversely affected. Any disruption in the supply and/or change in price of steel could have a material adverse effect on our business and financial condition.

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

Changes in economic conditions could result in higher interest rates, thereby increasing our interest expense and reducing our funds available for operations and other purposes. A 1% increase in market interest rates would result in an annual increase in our interest expense and a decrease in our earnings before income taxes, of approximately $0.5 million. Any additional borrowings under the revolving portion of our credit facility would be subject to similar fluctuations.

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

In 2004, approximately 33% of our net sales were made outside the United States. The U.S. Dollar value of our non-U.S. sales varies with currency exchange rate fluctuations. Changes in currency exchange rates could have an adverse effect on our results of operations and our ability to meet interest and principal obligations on the senior subordinated notes. Utilizing currency swaps, we have historically converted portions of U.S. Dollar obligations serviced by foreign operations into an equivalent obligation denominated in local currencies. We expect to continue this practice to hedge against adverse exchange rate fluctuations that would limit our ability to meet interest and principal obligations on the portion of the senior subordinated notes to be serviced by foreign operations. We do not employ activities or enter into transactions that are intended to hedge the impact of exchange rate fluctuations on our results of operations.

We are subject to strict environmental regulations that may lead to significant, unforeseen expenses.

Our U.S. and European facilities are subject to the requirements of federal, state, local and European environmental and occupational health and safety laws and regulations. We may not be, at all times, in compliance with all such requirements. We have made and will continue to make capital expenditures to comply with environmental requirements. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from our properties or any offsite disposal location used by us, or if contamination from prior activities is discovered at any of our properties, we may be held liable for cleanup costs, natural resource damages and associated transaction costs. While we do not believe the costs of remediation of identified environmental matters to be material, the amount of such liability could be material. We have been named a party potentially responsible for the costs of investigating and remediating nine waste disposal sites, pursuant to the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1990, and one of our leased facilities is located on an NPL which is the responsibility of, and is being cleaned up by, an unrelated third party. See “Business—Environmental, Health and Safety Matters” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Environmental Matters.”

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

CVCEP beneficially owns approximately 82% of our common stock. CVCEP controls the affairs and policies of our company. Circumstances may occur in which the interests of these stockholders could be in conflict with the interests of the holders of the senior subordinated notes. These stockholders may also have an interest in pursuing acquisitions, divestitures or other transactions, including a merger or a sale of all or substantially all of our assets that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to the holders of the senior subordinated notes. Similarly, they may prefer to increase our indebtedness to fund acquisitions or capital expenditures at a time when holders of our debt instruments would prefer us not to increase our debt levels. They may also prefer that excess cash flow or borrowings under our revolving credit facility be used to pay dividends or repurchase some of our outstanding stock.

Item 2.                        Facilities and Properties

Our principal executive office and headquarters are located in Norcross, Georgia. Our principal facilities are listed below by operating segment:

Facility	Function		Square Feet
Norcross, GA	Executive Offices	(Leased)	3,627
U.S. Fabrication Roof Drainage
Atlanta, GA	Office and Manufacturing	(Leased)	132,250
Clarkston, GA	Manufacturing	(Leased)	12,800
Feasterville, PA	Office and Manufacturing	(Owned)	120,000
Grand Prairie, TX	Manufacturing	(Leased)	45,281
Ivyland, PA	Manufacturing	(Leased)	105,000
Keller, TX	Manufacturing	(Leased)	29,605
Kennesaw, GA	Manufacturing	(Owned)	10,000
Lancaster, PA	Office and Manufacturing	(Owned)	220,000
Lawrenceville, GA	Manufacturing	(Leased)	55,000
Mableton, GA	Manufacturing	(Owned)	88,000
Romeoville, IL	Manufacturing	(Leased)	109,000
West Sacramento, CA	Manufacturing	(Leased)	70,000
U.S. Fabrication Building Materials
Anaheim, CA	Manufacturing	(Leased)	15,000
Bloomsburg, PA	Manufacturing	(Leased)	96,000
Bristol, IN	Manufacturing	(Owned)	110,115
Cedar City, UT	Manufacturing	(Leased)	38,000
Dallas, TX	Office	(Leased)	12,400
Denver, CO	Warehouse	(Leased)	5,000
Elkhart, IN	Manufacturing	(Leased)	65,000
Elkhart, IN	Manufacturing	(Leased)	96,000
Gridley, IL	Manufacturing	(Owned)	93,200
Idabel, OK	Manufacturing	(Owned)	37,440
Jackson, GA	Manufacturing	(Owned)	69,450
Lancaster, PA	Office and Manufacturing	(Owned)	126,083
Las Vegas, NV	Warehouse	(Leased)	28,500
Loveland, CO	Manufacturing	(Leased)	51,362
Phoenix, AZ	Warehouse	(Leased)	34,565
Mansfield, TX	Manufacturing	(Owned)	55,280
Marshfield, WI	Manufacturing	(Owned)	28,200
Rathdrum, ID	Manufacturing	(Leased)	26,190
Romoland, CA	Manufacturing	(Owned)	65,500
Sacramento, CA	Manufacturing	(Leased)	40,000
Stayton, OR	Manufacturing	(Leased)	35,733
Tifton, GA	Manufacturing	(Leased)	55,600
Tifton, GA	Manufacturing	(Leased)	26,934
West Helena, AR	Manufacturing	(Owned)	230,000
Woodland, CA	Manufacturing	(Leased)	91,445
European Roll Coating
Corby, England	Office and Manufacturing	(Owned)	171,000
Roermond, The Netherlands	Office and Manufacturing	(Owned)	208,216

European Fabrication
Pudsey, England	Office and Manufacturing	(Owned & Leased)	211,200
Leeds, England	Manufacturing	(Leased)	55,000
Andrezieux-Boutheon, France	Office and Manufacturing	(Owned)	69,968
Montreuil-Bellay, France	Office and Manufacturing	(Owned)	233,663

We believe that our facilities, taken as a whole, have adequate productive capacity and sufficient manufacturing equipment to conduct business at levels meeting current demand.

Item 3.                        Legal Proceedings

We are currently party to legal proceedings that have arisen in the ordinary course of business. Such proceedings involve claims by plaintiffs for reimbursement or damages that in the aggregate approximate $11.0 million. We have and will continue to vigorously defend the Company in these matters. We believe that the ultimate outcome of these matters would not, individually or in the aggregate, reasonably be expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.                        Submission of Matters to a Vote of Security Holders

There were no items submitted for vote of security holders in the quarter ended December 31, 2004.

Part II

Item 5.                        Market for Registrant’s Common Equity and Related Stockholders Matters

The Company issued $200.0 million senior subordinated notes in August 2003 that were subsequently registered under the Securities Act of 1933 in March 2004.

There is no established public trading market for any class of common equity of the Company. As of March 31, 2005, there were 33 holders of record of the Company’s 322,815.17 outstanding shares of common stock.

Our amended and restated senior secured credit facility and the indenture governing our senior subordinated notes contain certain restrictions on the payment of cash dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 8 to the consolidated financial statements.

For information on securities authorized for issuance under equity compensation plans, see “Item 10. Directors, Executive Officers and Key Management—Equity Compensation Plan Information” and “Item 10. Directors, Executive Officers and Key Management—2003 Equity Compensation Plan.”

Item 6.                        Selected Historical Consolidated Financial Data

The selected financial data as of each fiscal year end and for each fiscal year in the five year period ended December 31, 2004 were derived from our audited consolidated financial statements. The information contained in this table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying notes thereto included herein.

	Successor				Predecessor
	Year ended December 31, 2004		Seven months ended December 26, 2003(3)		Five months ended May 23, 2003		Year ended December 27, 2002		Year ended December 28, 2001		Year ended December 29, 2000
	Thousands of U.S. Dollars, except for ratios
Statement of Earnings Data:
Net sales	$964,827		$483,688		$260,615		$639,149		$593,117		$599,479
Costs and expenses:
Cost of goods sold	760,784		388,829		208,420		508,254		477,870		494,330
Selling and general	85,802		49,649		26,153		63,593		59,230		54,475
Depreciation and amortization(2)	21,015		10,639		6,276		13,968		17,555		16,569
	867,601		449,117		240,849		585,815		554,655		565,374
Earnings from operations	97,226		34,571		19,766		53,334		38,462		34,105
Interest expense	(24,948)		(12,983)		(9,294)		(23,034)		(25,727)		(26,376)
Interest income	785		324		168		286		469		506
Other (expense) income	(5,037)		(48)		506		703		(2,953)		763
Earnings before income taxes	68,026		21,864		11,146		31,289		10,251		8,998
Provision for income taxes	24,232		7,108		4,254		11,432		5,521		5,671
Net earnings	$43,794		$14,756		$6,892		$19,857		$4,730		$3,327
Other Data:
Capital expenditures	$11,138		$5,129		$4,944		$8,263		$8,321		$9,706
Ratio of earnings to fixed charges(1)	3.38	x	2.48	x	2.08	x	2.24	x	1.37	x	1.32	x
Balance Sheet Data (end of period):
Working capital	$141,307		$116,796				$90,480		$70,049		$79,314
Total assets	687,041		608,829				416,440		384,251		413,059
Total long-term debt, including current maturities	284,371		239,294				196,972		207,724		235,528
Total shareholders’ equity	147,163		169,950				86,219		61,494		63,781

(1)    Earnings used in computing the ratio of earnings to fixed charges consist of earnings before income taxes plus fixed charges. Fixed charges consist of interest expense, including amortization of debt issuance costs and the estimated interest component of rent expense.

(2)    We adopted SFAS No. 142, “Goodwill and Other Intangibles,” effective December 29, 2001. Under SFAS No. 142, goodwill and indefinite lived assets are no longer amortized. Accordingly, there is no goodwill amortization included in the five months ended May 23, 2003, the seven months ended December 26, 2003 and the year ended December 27, 2002.

(3)    On June 12, 2003, CVCEP and its affiliates acquired from our former stockholders and cetain members of our management 54% of our common stock. As described in “Important Transactions—2003 Stock Transaction”, this resulted in the application of the purchase method of accounting. Our stockholders’ equity increased by $52.4 million and the earnings for the seven months ended December 26, 2003, reflect certain costs and expenses related to our accounting for this transaction.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Selected Historical Consolidated Financial Data” and our consolidated financial statements and the accompanying notes thereto included elsewhere herein.

Overview

Euramax is an international producer of value-added aluminum, steel, vinyl and fiberglass fabricated products, with facilities strategically located in all major regions of the U.S., as well as the U.K., The Netherlands and France. Our manufacturing and distribution network consists of 42 strategically located facilities, of which 36 are located in the U.S. and six are located in Europe. We sell our products principally to two markets, the building and construction market and the transportation market. Our core products include specialty coated coils, aluminum RV sidewalls, RV doors, farm and agricultural panels, roofing accessories, metal and vinyl raincarrying systems, soffit and fascia systems, and vinyl replacement windows. In addition, we sell an extensive line of accessory products, including roofing and siding hardware, trim parts and roof drainage accessories. Our customers include original equipment manufacturers, or OEMs, such as RV manufacturers, commercial panel manufacturers and transportation industry manufacturers; rural contractors; home centers; home improvement contractors; distributors; industrial and architectural contractors; and manufactured housing producers.

Our results of operations for the year ended December 26, 2003 have been separated into the predecessor period and successor period as a result of the application of purchase accounting in connection with the 2003 Stock Transaction described in Note 3 to our consolidated financial statements. The discussion of the results of operations below combines the predecessor five months ended May 23, 2003 and the successor seven months ended December 26, 2003 for comparison to the successor year ended December 31, 2004 and the predecessor year ended December 27, 2002, for purposes of discussing net sales and cost of goods sold. All other items are separated into the predecessor and successor periods for discussion purposes.

In connection with the 2003 Stock Transaction and subsequent issuance of senior subordinated notes (see Note 3 to our consolidated financial statements), U.S. generally accepted accounting principles required that the purchase price paid in excess of the book value of our equity acquired be allocated to our assets and liabilities based upon estimates of their fair values. This application of purchase accounting resulted in increasing the value of inventory at the time of the 2003 Stock Transaction by $4.0 million. This inventory was sold in June 2003 and accordingly $4.0 million was recorded as cost of goods sold. This amount does not reflect costs incurred or amounts paid by us to prepare inventory for sale and accordingly had no affect on our cash flows from operations.

Strategy

A discussion of the Company’s business strategy is located in Item 1 “Business—Business Strategy.”

While the Company’s strategy includes identifying and acquiring businesses and assets that would enable it to offer complementary products and/or expand geographic coverage, there can be no assurance that additional acquisitions will be completed or that, if completed, such acquisitions would improve the overall profitability of the Company (see “Business—Risk Factors—Acquisition Strategy”).

Risk Management

We are exposed to market risk from changes in interest rates, exchange rates (primarily the Euro and British Pound) and commodity prices. From time to time, we enter into contracts for the purchase of aluminum and steel at market values in an attempt to assure a margin on specific customer orders. We do not engage in hedging activities intended to manage long-term risks relating to movements in market prices of steel and aluminum raw materials, as changes in the market price can generally be passed on to customers. Additionally, as part of a risk-management strategy to reduce the impact of exchange rate fluctuations and/or interest rate fluctuations, we have historically entered into currency agreements and interest rate agreements with major banking institutions. See “Quantitative and Qualitative Disclosures About Market Risk”.

Approximately 58% and 25% of our 2004 net sales were derived from sales of aluminum and steel products, respectively. Both of these raw materials are subject to a high degree of volatility caused by, among other items, the relationship of world supply to world demand, the relationship of the U.S. Dollar to other currencies and the imposition of import and export tariffs. Historically, prices at which we sell aluminum and steel products tend to fluctuate with corresponding changes in the prices paid to suppliers for these raw materials. Supplier price increases and decreases are typically, but not always, due to competition and the market for alternative products, passed on to customers. Accordingly, our net sales and margins on aluminum and steel products may fluctuate with little or no change in the volume of shipments.

To assure continuity of supply, the Company negotiates contracts for minimum annual purchases of aluminum from several suppliers. Commitments for minimum annual purchases are typically at a market price. At December 31, 2004, the quantity of such minimum purchase commitments was approximately 150 million pounds for delivery in 2005 and 50 million pounds for delivery in each of 2006 and 2007. In addition, to ensure a margin on specific customer orders, the Company may commit to purchase aluminum ingot or coil at a fixed market price for future delivery. At December 31, 2004, such fixed price purchase commitments were approximately $60.6 million. All of the Company’s fixed price aluminum purchase commitments expire in 2005.

Results of Operations

The following table sets forth the Company’s Statements of Earnings Data expressed as a percentage of net sales:

	Year ended December 31, 2004	Seven months ended December 26, 2003(1)	Five months ended May 23, 2003	Year ended December 27, 2002
Statement of Earnings Data:	100.0%	100.0%	100.0%	100.0%
Net sales
Costs and expenses:
Cost of goods sold	78.9%	80.4%	80.0%	79.5%
Selling and general	8.9%	10.3%	10.0%	9.9%
Depreciation and amortization	2.2%	2.2%	2.4%	2.2%
Earnings from operations	10.1%	7.1%	7.6%	8.3%
Interest expense, net	2.5%	2.6%	3.5%	3.6%
Other (income) expense, net	0.5%	0.0%	(0.2)%	(0.1)%
Earnings before income taxes	7.1%	4.5%	4.3%	4.9%
Provision for income taxes	2.5%	1.5%	1.6%	1.8%
Net earnings	4.5%	3.1%	2.6%	3.1%

(1)          In connection with the 2003 Stock Transaction (see Note 3 to the consolidated financial statements) and subsequent issuance of senior subordinated notes, U.S. generally accepted accounting principles required that the purchase price paid in excess of the book value of the equity acquired by allocated to the assets and liabilities of the Company based upon their fair values. This application of purchase accounting resulted in increasing the value of inventory at the time of the 2003 Stock Transaction by $4.0 million. This inventory was sold in June 2003 and accordingly $4.0 million was recorded as cost of goods sold. This amount does not reflect costs incurred or amounts paid by the Company to prepare inventory for sale and accordingly had no affect on the cash flows from operations of the Company.

Year ended December 31, 2004 compared to the five months ended May 23, 2003 and seven months ended December 26, 2003.   The following table sets forth the net sales and earnings from operations data by segment for the year ended December 31, 2004, the five months ended May 23, 2003 and the seven months ended December 26, 2003.

	Net Sales			Earnings from Operations
	Year ended December 31, 2004	Seven months ended December 26, 2003	Five months ended May 23, 2003	Year ended December 31, 2004	Seven months ended December 26, 2003(1)	Five months ended May 23, 2003
	In thousands
U.S. Fabrication Roof Drainage	$258,685	$125,507	$53,464	$28,794	$15,423	$4,669
U.S. Fabrication Building Materials	390,222	200,427	107,586	27,368	7,054	3,988
European Roll Coating	193,294	96,046	59,653	27,781	8,518	7,577
European Fabrication	122,626	61,708	39,912	13,283	3,576	3,532
Total	$964,827	$483,688	$260,615	$97,226	$34,571	$19,766

(1)   In connection with the 2003 Stock Transaction (see Note 3 to the consolidated financial statements) and subsequent issuance of senior subordinated notes, U.S. generally accepted accounting principles required that the purchase price paid in excess of the book value of the equity acquired by allocated to the assets and liabilities of the Company based upon their fair values. This application of purchase accounting resulted in increasing the value of inventory at the time of the 2003 Stock Transaction by $4.0 million. This inventory was sold in June 2003 and accordingly $4.0 million was recorded as cost of goods sold. This amount does not reflect costs incurred or amounts paid by the Company to prepare inventory for sale and accordingly had no affect on the cash flows from operations of the Company.

Net Sales.   For the year ended December 31, 2004, net sales were $964.8 million compared to $744.3 million for the year ended December 26, 2003, an increase of $220.5 million or 29.6%. Net sales in the U.S. increased 33.3% to $648.9 million for the year ended December 31, 2004, from $487.0 million for the year ended December 26, 2003. This increase in net sales in the U.S. includes an increase in net sales in the U.S. Fabrication Roof Drainage segment of $79.7 million or 44.5%, and an increase in net sales in the U.S. Fabrication Building Materials segment of $82.2 million or 26.7%. Sales in the U.S. Fabrication Roof Drainage segment increased primarily due to the acquisition of Berger Holdings on November 26, 2003, together with higher sales volumes of raincarrying products to home centers and home improvement contractors, and higher selling prices resulting from rising aluminum and steel costs. Sales in the U.S. Fabrication Building Materials segment increased primarily from higher sales volumes of fabricated aluminum and steel roofing and siding to rural contactors, industrial and architectural customers and home centers, higher sales volumes of aluminum doors, exterior walls and roofing panels to U.S. RV manufacturers, higher sales volumes of painted aluminum coil to external customers from our Helena, Arkansas paintline, higher sales volumes of patio awning products to home improvement contractors and higher sales volumes of fabricated steel siding and accessory parts to manufactured housing producers. In addition, higher selling prices on products manufactured from aluminum and steel contributed to the increase in net sales.

Net sales in Europe increased 22.8% to $315.9 million for the year ended December 31, 2004, from $257.3 million for the year ended December 26, 2003. This increase in European net sales includes an increase in net sales in the European Roll Coating segment of $37.6 million or 24.1%, and an increase in net sales in the European Fabrication segment of $21.0 million or 20.7%. Approximately $18.4 million and $12.1 million of the increase in the European Roll Coating segment and the European Fabrication segment, respectively, were a result of the strengthening of the Euro and British Pound against the U.S. Dollar. The balance of the increase in the European Roll Coating segment primarily resulted from higher sales volumes of painted aluminum and steel coil to European OEMs, including RV and commercial panel manufacturers. The balance of the increase in the European Fabrication segment primarily resulted from higher sales volumes to the European transportation industry, together with higher sales volumes of fabricated doors and windows to European RV manufacturers and higher sales volumes of residential doors to U.K. home centers.

Cost of goods sold.   Cost of goods sold, as a percentage of net sales, were 79.8% for the year ended December 31, 2004, compared to 80.2% for the year ended December 26, 2003. The decrease as a percentage of net sales is primarily attributable to the $4.0 million increase in inventories resulting from the application of the purchase method of accounting to the 2003 Stock Transaction (see Note 3 to our consolidated financial statements). The $4.0 million increase was recognized in cost of goods sold in June 2003. Higher U.S. aluminum and steel costs, together with higher freight costs, have largely been offset by higher selling prices on products manufactured from aluminum and steel, together with higher sales volumes in each of our four reporting segments.

Selling and general.   Selling and general expenses, as a percentage of net sales, were 8.9%, 10.0% and 10.3% for the year ended December 31, 2004, the five months ended May 23, 2003 and the seven months ended December 26, 2003, respectively. Selling and general expenses increased to $85.8 million in the year ended December 31, 2004, from $26.2 million in the five months ended May 23, 2003 and $49.6 million in the seven months ended December 26, 2003. The increase for the year ended December 31, 2004, resulted primarily from the acquisition of Berger Holdings in November 2003, together with higher selling expenses due to the increase in sales volume, higher employee compensation expense, higher cost of employee benefits, and higher information technology costs. These items were partially offset by lower product warranty costs. Additionally, a stronger Euro and British Pound against the U.S. Dollar in the year ended December 31, 2004, used in converting local currency into U.S. Dollars, resulted in higher selling and general expense in the year ended December 31, 2004. The seven months ended December 26, 2003 include $1.4 million in compensation expense resulting from bonus payments associated with the 2003 Stock Transaction. The year ended December 31, 2004 and the seven months ended December 26, 2003 include advisory fees payable to CVC Management LLC of $1.2 million and $0.8 million, respectively. Prior to the 2003 Stock Transaction and the establishment of the advisory agreement with CVC Management LLC, there were no advisory fees paid to CVC Management LLC. The year ended December 31, 2004 and the seven months ended December 26, 2003 include amortization of restricted stock awards of $0.8 million and $0.4 million, respectively. The restricted stock awards were issued in June 2003 at the time of the 2003 Stock Transaction. Long-term incentive plan expenses were $0.5 million and $2.6 million for the five months ended May 23, 2003 and the seven months ended December 26, 2003, respectively. No expense was recorded under the long-term incentive plan in 2004, as 2003 was the final year of the plan.

Depreciation and Amortization.   Depreciation and amortization expense was $21.0 million for the year ended December 31, 2004, compared to $6.3 million and $10.6 million for the five months ended May 23, 2003 and the seven months ended December 26, 2003, respectively. The increase in depreciation and amortization expense is primarily related to the acquisition of Berger Holdings in November 2003, together with amortization of customer relationships that were recorded at the time the Company finalized its estimates of the fair market values of identifiable assets in connection with the 2003 Stock Transaction. Partially offsetting these items was lower depreciation expense resulting from changes in the useful lives of machinery and equipment.

Earnings from operations.   Earnings from operations were $97.2 million for the year ended December 31, 2004, compared to $19.8 million for the five months ended May 23, 2003 and $34.6 million for the seven months ended December 26, 2003. In the seven months ended December 26, 2003, earnings from operations reflect $4.0 million charged to expense resulting from the application of the purchase method of accounting to the 2003 Stock Transaction.

Earnings from operations in the U.S. Fabrication Roof Drainage segment were $28.8 million for the year ended December 31, 2004, compared to $4.7 million for the five months ended May 23, 2003 and $15.4 million for the seven months ended December 26, 2003. Operating margins were 11.1% for the year ended December 31, 2004, compared to 8.7% for the five months ended May 23, 2003 and 12.3% for the seven months ended December 26, 2003. Earnings from operations in the U.S. Fabrication Roof Drainage segment include $1.0 million of the $4.0 million increase in inventories charged to expense in June 2003 resulting from the application of the purchase method of accounting to the 2003 Stock Transaction. Lower operating margins in the year ended December 31, 2004 primarily resulted from higher depreciation and amortization expense, higher freight expense, and lower operating margins on aluminum and steel products. Lower operating margins on aluminum and steel products primarily resulted from higher aluminum and steel costs, partially offset by higher selling prices on products manufactured from aluminum and steel. Berger Holdings’ full year results are included in the year ended December 31, 2004, compared to one months results in the seven months ended December 26, 2003.

Earnings from operations in the U.S. Fabrication Building Materials segment were $27.4 million for the year ended December 31, 2004, compared to $4.0 million for the five months ended May 23, 2003 and $7.1 million for the seven months ended December 26, 2003. Operating margins were 7.0% for the year ended December 31, 2004, compared to 3.7% for the five months ended May 23, 2003 and 3.5% for the seven months ended December 26, 2003. Earnings from operations in the U.S. Fabrication Building Materials segment in the seven months ended December 26, 2003, include $1.7 million of the $4.0 million increase in inventories charged to expense in June 2003 resulting from applying the purchase method of accounting to the 2003 Stock Transaction. Higher sales volumes in the year ended December 31, 2004, partially offset by higher depreciation and amortization expense and lower operating margins on aluminum products, resulted in higher operating margins. Lower operating margins on aluminum products primarily resulted from higher aluminum costs, partially offset by higher selling prices on products manufactured from aluminum.

Earnings from operations in the European Roll Coating segment were $27.8 million for the year ended December 31, 2004, compared to $7.6 million for the five months ended May 23, 2003 and $8.5 million for the seven months ended December 26, 2003. Operating margins were 14.4% for the year ended December 31, 2004, compared to 12.7% for the five months ended May 23, 2003 and 8.9% for the seven months ended December 26, 2003. Earnings from operations in the European Roll Coating segment in the seven months ended September 26, 2003 include $0.9 million of the $4.0 million increase in inventories charged to expense in June 2003 resulting from applying the purchase method of accounting to the 2003 Stock Transaction. Higher sales volumes in the year ended December 31, 2004, together with operational improvements at our Corby, England paintline and lower depreciation and amortization expense, resulted in higher operating margins. The strengthening of the Euro and British Pound against the U.S. Dollar increased the European Roll Coating segment’s earnings from operations by $2.8 million.

Earnings from operations in the European Fabrication segment were $13.3 million for the year ended December 31, 2004, compared to $3.5 million for the five months ended May 23, 2003 and $3.6 million for the seven months ended December 26, 2003. Operating margins were 10.8% for the year ended December 31, 2004, compared to 8.8% for the five months ended May 23, 2003 and 5.8% for the seven months ended December 26, 2003. Earnings from operations in the European Fabrication segment in the seven months ended December 26, 2003, include $0.4 million of the $4.0 million increase in inventories charged to expense in June 2003 resulting from applying the purchase method of accounting to the 2003 Stock Transaction. Higher sales volumes in the year ended December 31, 2004, together with a more profitable product mix and lower depreciation and amortization expense, resulted in higher operating margins. The strengthening of the Euro and British Pound against the U.S. Dollar increased the European Fabrication segment’s earnings from operations by $1.4 million.

Interest expense, net.   Net interest expense was $24.2 million, $9.1 million and $12.7 million for the year ended December 31, 2004, the five months ended May 23, 2003 and the seven months ended December 31, 2003, respectively. The increase in net interest expense is primarily a result of a higher outstanding average debt balance during the year ended December 31, 2004 that was primarily incurred in connection with the repurchase of shares of Euramax common stock and the Berger Holdings acquisition. On August 6, 2003, we issued $200.0 million 8.50% senior subordinated notes. The proceeds from this issuance were used to purchase our outstanding $135.0 million 11.25% senior subordinated notes. The average outstanding balance under our senior secured credit facility was $85.1 million at an average interest rate of 5.5% for the year ended December 31, 2004, compared to $55.9 million at an average interest rate of 4.8% for the year ended December 26, 2003.

Other income (expense), net.   Other income (expense), net was $(5.0) million, $0.5 million and $(0.1) million for the year ended December 31, 2004, the five months ended May 23, 2003 and the seven months ended December 26, 2003, respectively. The year ended December 31, 2004 includes a gain on the sale of non-core assets from our operation in France of $0.5 million. The seven months ended December 26, 2003 include expense of $1.5 million resulting from the premium paid to purchase a portion of our 11.25% senior subordinated notes in August 2003. The remaining other income (expense), net in both periods primarily resulted from foreign exchange gains and losses on unhedged assets and liabilities remeasured into the local currency.

Provision for income taxes.   The effective rate for the provision for income taxes was 35.6% for the year ended December 31, 2004, compared to 38.2% for the five months ended May 23, 2003 and 32.5% for the seven months ended December 26, 2003. The change in the effective tax rate from 2003 to 2004 is primarily due to a higher proportion of earnings taxed at rates different than the U.S. Federal statutory rate.

Five months ended May 23, 2003 and seven months ended December 26, 2003 compared to year ended December 27, 2002.   The following table sets forth the net sales and earnings from operations data by segment for the five months ended May 23, 2003, the seven months ended December 26, 2003, and the year ended December 27, 2002.

	Net Sales			Earnings from Operations
	Seven months	Five months	Year	Seven months	Five months	Year
	ended	ended	ended	ended	ended	ended
	December 26,	May 23,	December 27,	December 26,	May 23,	December 27,
	2003	2003	2002	2003(1)	2003	2002
	In thousands
U.S. Fabrication Roof Drainage	$125,507	$53,464	$150,730	$15,423	$4,669	$18,133
U.S. Fabrication Building Materials	200,427	107,586	290,171	7,054	3,988	18,565
European Roll Coating	96,046	59,653	128,543	8,518	7,577	11,229
European Fabrication	61,708	39,912	69,705	3,576	3,532	5,407
Total	$483,688	$260,615	$639,149	$34,571	$19,766	$53,334

(1)          In connection with the 2003 Stock Transaction (see Note 3 to the consolidated financial statements) and subsequent issuance of senior subordinated notes, U.S. generally accepted accounting principles required that the purchase price paid in excess of the book value of the equity acquired by allocated to the assets and liabilities of the Company based upon their fair values. This application of purchase accounting resulted in increasing the value of inventory at the time of the 2003 Stock Transaction by $4.0 million. This inventory was sold in June 2003 and accordingly $4.0 million was recorded as cost of goods sold. This amount does not reflect costs incurred or amounts paid by the Company to prepare inventory for sale and accordingly had no affect on the cash flows from operations of the Company.

Net Sales.   For the year ended December 26, 2003, net sales were $744.3 million compared to $639.1 million for the year ended December 27, 2002, an increase of $105.2 million or 16.5%. Net sales in the U.S. increased 10.5% to $487.0 million for the year ended December 26, 2003, from $440.9 million for the year ended December 27, 2002. This increase in net sales in the U.S. includes an increase in net sales in the U.S. Fabrication Roof Drainage segment of $28.2 million or 18.7%, and an increase in net sales in the U.S. Fabrication Building Materials segment of $17.8 million or 6.1%. Sales in the U.S. Fabrication Roof Drainage segment increased primarily on higher sales of raincarrying products and accessories to home centers and distributors, together with the acquisition of Berger Holdings on November 25, 2003. Sales in the U.S. Fabrication Building Materials segment increased primarily from higher sales of aluminum and steel roofing and siding to industrial and architectural contractors and rural contractors, together with higher sales volumes of patio awning products and vinyl windows to home improvement contractors. Partially offsetting these increases were lower sales to RV manufacturers.

Net sales in Europe increased 29.8% to $257.3 million for the year ended December 26, 2003, from $198.2 million for the year ended December 27, 2002. This increase in European net sales includes an increase in net sales in the European Roll Coating segment of $27.2 million or 21.1%, and an increase in net sales in the European Fabrication segment of $31.9 million or 45.8%. Approximately $21.6 million and $12.7 million of the increase in the European Roll Coating segment and the European Fabrication segment, respectively, were a result of the strengthening of the Euro and British Pound against the U.S. Dollar. The balance of the increase in the European Roll Coating segment primarily resulted from higher sales volumes of painted aluminum and steel coil to European OEMs, including RV and commercial panel manufacturers, together with higher sales volumes of fabricated doors and windows to European RV manufacturers and higher sales volumes of residential doors to U.K. home centers.

Cost of goods sold.   Cost of goods sold, as a percentage of net sales, were 80.2% for the year ended December 26, 2003, compared to 79.5% for the year ended December 27, 2002. This increase as a percentage of net sales is primarily attributable to the $4.0 million increase in inventories resulting from the application of the purchase method of accounting to the 2003 Stock Transaction (see Note 3 to our consolidated financial statements). The $4.0 million increase was recognized in cost of goods sold in June 2003. The remaining increase is largely attributable to higher U.S. aluminum costs, partially offset by higher selling prices in the U.S. on products manufactured from aluminum, lower operating margins in the U.S. Fabrication Building Materials segment resulting from lower sales volume to U.S. RV manufacturers, in addition to higher labor and utility costs. Higher labor costs resulted primarily from new product and product expansion initiatives undertaken over the past twelve months. Partially offsetting these items were higher operating margins in the European Roll Coating segment resulting from a more profitable product mix, together with efficiency gains at our Corby, England paintline and higher sales volumes in the U.S. Roof Drainage, European Roll Coating and European Fabrication segments.

Selling and general.   Selling and general expenses were $26.2 million, $49.6 million and $63.6 million for the five months ended May 23, 2003, the seven months ended December 26, 2003 and the year ended December 27, 2002, respectively. Selling and general expenses, as a percentage of net sales, were 10.0%, 10.3% and 9.9% for the five months ended May 23, 2003, the seven months ended December 26, 2003 and the year ended December 27, 2002, respectively. The increase in selling and general expenses in 2003 resulted primarily from higher selling expenses due to the increase in sales volume, higher employee compensation expense, higher cost of employee benefits, higher product warranty costs and higher legal and professional expense. Additionally, a stronger Euro and British Pound against the U.S. Dollar in 2003, used in converting local currency into U.S. Dollars, resulted in higher selling and general expense in 2003.The seven months ended December 26, 2003 include $1.4 million in compensation expense resulting from bonus payments associated with the 2003 Stock Transaction, together with advisory fees of $0.8 million payable to CVC Management LLC and amortization of restricted stock awards of $0.4 million. Long-term incentive plan expenses were $0.5 million, $2.6 million and $2.2 million for the five months ended May 23, 2003, the seven months ended December 26, 2003 and the year ended December 27, 2002.

Depreciation and Amortization.   Depreciation and amortization expense was $6.3 million and $10.6 million for the five months ended May 23, 2003 and the seven months ended December 26, 2003, respectively, compared to $14.0 million for the year ended December 27, 2002. Depreciation and amortization expense in 2003 reflect additional expense resulting from the strengthening of the Euro and British Pound against the U.S. Dollar. Depreciation and amortization expense in the seven months ended December 26, 2003, reflect additional expense resulting from the step-up in basis of our property, plant and equipment and intangible assets associated with the 2003 Stock Transaction. As a result of the step-up in basis of our property, plant and equipment and intangible assets associated with the 2003 Stock Transaction, an additional $0.8 million of depreciation and amortization expense was recognized in the seven months ended December 26, 2003.

Earnings from operations.   Earnings from operations were $19.8 million and $34.6 million for the five months ended May 23, 2003 and the seven months ended December 26, 2003, respectively, compared to $53.3 million for the year ended December 27, 2002. In the seven months ended December 26, 2003, earnings from operations reflect $4.0 million charged to expense resulting from the application of the purchase method of accounting to the 2003 Stock Transaction.

Earnings from operations in the U.S. Fabrication Roof Drainage segment were $4.7 million for the five months ended May 23, 2003 and $15.4 million for the seven months ended December 26, 2003, compared to $18.1 million for the year ended December 27, 2002. Operating margins were 8.7% for the five months ended May 23, 2003 and 12.3% for the seven months ended December 26, 2003, compared to 12.0% for the year ended December 27, 2002. Earnings from operations in the U.S. Fabrication Roof Drainage segment include $1.0 million of the $4.0 million increase in inventories charged to expense in June 2003 resulting from the application of the purchase method of accounting to the 2003 Stock Transaction. The impact on operating margins of higher aluminum costs were largely offset by higher selling prices on products manufactured from aluminum, together with higher sales volumes.

Earnings from operations in the U.S. Fabrication Building Materials segment were $4.0 million for the five months ended May 23, 2003 and $7.1 million for the seven months ended December 26, 2003, compared to $18.6 million for the year ended December 27, 2002. Operating margins were 3.7% for the five months ended May 23, 2003 and 3.5% for the seven months ended December 26, 2003, compared to 6.4% for the year ended December 27, 2002. Earnings from operations in the U.S. Fabrication Building Materials segment in the seven months ended December 26, 2003, include $1.7 million of the $4.0 million increase in inventories charged to expense in June 2003 resulting from applying the purchase method of accounting to the 2003 Stock Transaction. Additionally, higher steel costs, partially offset by higher selling prices on products manufactured from steel, together with lower sales volumes to RV manufacturers resulted in lower operating margins in 2003.

Earnings from operations in the European Roll Coating segment were $7.6 million for the five months ended May 23, 2003 and $8.5 million for the seven months ended December 26, 2003, compared to $11.2 million for the year ended December 27, 2002. Operating margins were 12.7% for the five months ended May 23, 2003 and 8.9% for the seven months ended December 26, 2003, compared to 8.7% for the year ended December 27, 2002. Earnings from operations in the European Roll Coating segment in the seven months ended December 26, 2003, include $0.9 million of the $4.0 million increase in inventories charged to expense in June 2003 resulting from applying the purchase method of accounting to the 2003 Stock Transaction. Higher sales volumes in 2003, together with operational improvements at our Corby, England paintline and a more profitable profit mix resulted in higher operating margins in 2003. The strengthening of the Euro and British Pound against the U.S. Dollar increased the European Roll Coating segment’s earnings from operations by $1.4 million and $1.5 million in the five months ended May 23, 2003 and the seven months ended December 26, 2003, respectively.

Earnings from operations in the European Fabrication segment were $3.5 million for the five months ended May 23, 2003 and $3.6 million for the seven months ended December 26, 2003, compared to $5.4 million in the year ended December 27, 2002. Operating margins were 8.8% for the five months ended May 23, 2003 and 5.8% for the seven months ended December 26, 2003, compared to 7.8% for the year ended December 27, 2002. Earnings from operations in the European Fabrication segment in the seven months ended December 26, 2003, include $0.4 million of the $4.0 million increase in inventories charged to expense in June 2003 resulting from applying the purchase method of accounting to the 2003 Stock Transaction. Higher production costs resulting from new product and product expansion initiatives, together with a less profitable product mix, resulted in lower operating margins in 2003. The strengthening of the Euro and British Pound against the U.S. Dollar increased the European Fabrication segment’s earnings from operations by $0.5 million in the five months ended May 23, 2003 and the seven months ended December 26, 2003.

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

Liquidity and Capital Resources

Liquidity.   Our primary liquidity needs arise from debt service on indebtedness incurred in connection with acquisitions and the funding of capital expenditures. Our liquidity sources at December 31, 2004 include $43.9 million in cash and cash equivalents and an undrawn amount of $59.9 million under our revolving credit facility, subject to borrowing base limitations. At December 31, 2004, the entire $59.9 million was available. See Note 8 to our consolidated financial statements for additional discussion about our senior secured credit facility.

On March 31, 2004, we purchased 55% of our outstanding common stock held by Court Square Capital Limited, or 93,324.34 shares, for an aggregate purchase price of approximately $37.3 million. On April 30, 2004, we purchased the remaining 45% of our outstanding common stock held by Court Square Capital Limited, or 76,356.28 shares, for an aggregate repurchase price of $30.5 million. These purchases were funded with borrowings under our revolving credit facility.

In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed into law. The Jobs Creation Act includes a temporary incentive for U.S. multinationals to repatriate foreign earnings at an effective 5.25% tax rate. We are currently evaluating the details of the Jobs Creation Act, and have not decided whether, and to what extent, we might repatriate foreign earnings under the Jobs Creation Act. However, it is reasonably possible that we will repatriate some amount of foreign earnings between $0 to $130 million during 2005, with the respective tax liability ranging from $0 to $6.8 million.

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

Our primary source of liquidity is funds generated from operations, which are supplemented by borrowings under our senior secured credit facility. Net cash provided by (used in) operating activities in the year ended December 31, 2004 was $33.6 million, compared to $(12.0) million and $77.0 million in the five months ended May 23, 2003 and the seven months ended December 26, 2003, respectively, and $25.4 million in the year ended December 27, 2002. In addition to cash generated from earnings, key components of our cash flow from operations are changes in our working capital accounts. The year ended December 31, 2004 includes a use of cash resulting from an increase in accounts receivable and inventories of $4.4 million and $42.1 million, respectively. Partially offsetting this use of cash was cash provided by an increase in accounts payable and other current liabilities of $13.0 million. The five months ended May 23, 2003 include a use of cash resulting from an increase in accounts receivable and inventories of $22.8 million and $13.0 million, respectively. Partially offsetting this use of cash was cash provided by an increase in accounts payable and other current liabilities of $9.2 million. The seven months ended December 26, 2003 include cash provided from an increase in accounts payable and other current liabilities of $23.1 million and a decrease in inventories of $16.8 million. The year ended December 27, 2002 includes a use of cash resulting from an increase in accounts receivable and inventories of $5.2 million and $11.2 million, respectively. Partially offsetting this use of cash was cash provided by an increase in accounts payable and other current liabilities of $6.9 million. The seasonality of our business results in significant changes in accounts receivable, inventories, accounts payable and accrued expense balances throughout the year, with balances typically higher at the end of our second and third quarters and lower at the end of our fourth quarter.

Net cash used in investing activities for the year ended December 31, 2004, the five months ended May 23, 2003, the seven months ended December 26, 2003, and the year ended December 27, 2002 were $11.3 million, $4.9 million, $40.1 million and $7.8 million, respectively. The seven months ended December 26, 2003 include the purchase of Berger Holdings, Ltd., which used $35.3 million of cash. An additional $1.3 million was paid for tendered shares of Berger Holdings, Ltd. in the year ended December 31, 2004. The year ended December 31, 2004, the five months ended May 23, 2003, the seven months ended December 26, 2003, and the year ended December 27, 2002, include capital expenditures of $11.1 million, $4.9 million, $5.1 million and $8.3 million, respectively.

Net cash (used in) provided by financing activities for the year ended December 31, 2004, the five months ended May 23, 2003, the seven months ended December 26, 2003, and the year ended December 27, 2002, were $(28.6) million, $18.2 million, $(4.7) million and $(13.9) million, respectively. The year ended December 31, 2004 includes borrowings under our revolving credit facility of $46.7 million to fund the repurchase of 55% of our outstanding common stock held by Court Square Capital Limited, for an aggregate purchase price of $67.9 million. Additionally, we repaid $7.8 million of our outstanding long-term debt in the year ended December 31, 2004. The five months ended May 23, 2003 include borrowings under our revolving credit facility of $18.3 million to fund our increase in working capital, together with the purchase of treasury stock for $2.6 million. The seven months ended December 26, 2003 include the receipt of approximately $191.6 million of proceeds, net of issuance costs, from the issuance of $200.0 million of senior subordinated notes. These proceeds, in addition to cash provided by operating activities, were used to purchase $135.0 million of our 11.25% Notes for $138.5 million, including premium, and repay $81.7 million on our revolving credit facility. On October 31, 2003 we borrowed approximately $35.0 million under the term loan portion of our amended and restated senior secured credit facility. The year ended December 27, 2002 includes a repayment of term loans under our senior secured credit facility in March 2002 of $39.0 million, borrowings under our revolving credit facility of $23.8 million and proceeds of $2.8 million from the termination of our British Pound swap.

Future payments due under debt, lease and unconditional purchase obligations at December 31, 2004 are as follows:

			Unconditional
	Long-Term	Non-Cancelable	Purchase
	Obligations	Operating Leases	Obligations	Total
2005	$8,285	$8,927	$60,632	$77,844
2006	8,150	7,214	—	15,364
2007	6,166	5,294	—	11,460
2008	60,512	3,895	—	64,407
2009	245	2,474	—	2,719
Thereafter	201,013	6,992	—	208,005
	$284,371	$34,796	$60,632	$379,799

Capital Expenditures.   In addition to meeting debt service requirements, operating cash flows have enabled us to invest in capital projects, which maintain manufacturing capabilities, enable compliance with laws and regulations and prepare us for future growth. Capital expenditures were $11.1 million, $4.9 million, $5.1 million and $8.3 million in the year ended December 31, 2004, the five months ended May 23, 2003, the seven months ended December 26, 2003, and the year ended December 27, 2002, respectively. Capital expenditures in 2004, 2003 and 2002 include approximately $2.7 million, $1.6 million and $1.6 million, respectively, for improvements to the paintlines in Helena, Arkansas; Lancaster, Pennsylvania; Corby, England; and Roermond, The Netherlands. The paint lines are capital-intensive operations, and will continue to require improvements and upgrades in 2005 and beyond to enhance their capabilities and efficiencies. Capital expenditures in 2004, 2003 and 2002 include approximately $1.5 million, $4.1 million and $2.9 million, respectively, for projects related to business expansion. The balance of capital expenditures in all periods primarily relates to purchases and upgrades of fabricating equipment, transportation and material moving equipment, and information systems. We expect that approximately $3.0 million to $4.0 million in capital expenditures are required annually to maintain existing equipment and facilities. We expect that capital spending in 2005 will also be devoted to projects that offer potential for internal growth through new products and expanding existing products to new markets, although these plans may change.

Working capital management.   Working capital was $141.3 million as of December 31, 2004, compared to $116.8 million as of December 26, 2003. This increase in working capital is largely attributable to higher inventories at December 31, 2004.

Accounts receivable of $131.3 million as of December 31, 2004, increased $9.6 million, from $121.7 million as of December 26, 2003. A stronger British Pound and Euro compared to the U.S. Dollar used in converting the local currency balance sheet into U.S. Dollars resulted in a $5.4 million increase in accounts receivable. As of December 31, 2004, days sales outstanding in accounts receivable was 49 days, compared to 52 days as of December 26, 2003.

Inventories of $134.3 million as of December 31, 2004, increased $44.8 million, from $89.5 million as of December 26, 2003. A stronger British Pound and Euro compared to the U.S. Dollar used in converting the local currency balance sheet into U.S. Dollars resulted in a $3.0 million increase in inventories. As of December 31, 2004, days sales in inventories was 65 days, compared to 52 days as of December 26, 2003. The increase in inventories is primarily a result of higher aluminum, steel and copper prices, together with higher volumes of these materials in ending inventory. We made the decision to hold higher volumes of aluminum and steel in inventory as a result of concerns related to a tightening supply environment.

Off-Balance Sheet Arrangements

At December 31, 2004 and December 26, 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Inflation and Foreign Currency Translation

In recent years, inflation has not had a significant effect on our results of operations or financial condition. The assets and liabilities of our non-U.S. subsidiaries are translated into U.S. Dollars at current exchange rates and revenues and expenses are translated at average exchange rates.

Critical Accounting Policies

Business Combinations.   In accordance with Statement of Financial Accounting Standard No. 141 (“SFAS No. 141”), “Business Combinations”, the Company allocates the cost of acquired companies to the identifiable tangible and intangible assets and liabilities acquired, with the remaining amount being classified as goodwill. Certain intangible assets are amortized to expense over time. The Company’s future operating performance will be impacted by the future amortization of identifiable intangible assets and potential impairment charges related to goodwill. Accordingly, the allocation of the purchase price to intangible assets and goodwill has an impact on the Company’s future operating results. The allocation of the purchase price of the acquired companies to intangible assets and goodwill requires management to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate to value these cash flows. Should different conditions prevail, material write-downs of net intangible assets and/or goodwill could occur.

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

Allowance for doubtful accounts, inventory obsolescence, warranty reserves and legal proceedings.   Our significant accounting policies are described in Note 2 to the consolidated financial statements. As indicated there, we make estimates and assumptions that affect certain amounts reported in the consolidated financial statements. The use of estimates is significant as it relates to establishing reserves and allowances for doubtful accounts, inventory obsolescence, warranty costs and legal proceedings. Ranges of estimates are developed based upon historical experience, specifically identified conditions and management expectations for the future occurrence of certain events. In the event that actual results differ from these estimates or we adjust these estimates in future periods, adjustments to the amounts recorded could materially impact our financial position and results of operations. Historically, our experience has not been materially different than our estimates. There have been no significant changes in the assumptions used to develop our estimates in establishing reserves and allowances for doubtful accounts, inventory obsolescence and warranty costs from fiscal year 2003 to fiscal year 2004 and no significant changes are anticipated for fiscal 2005.

Income taxes.   Our income tax accounting policy is significant in determining financial position and results of operations. Such policy requires us to estimate income taxes in each jurisdiction in which we operate. This involves estimating actual current tax expense, assessing tax exposure matters and assessing temporary differences resulting from the different treatment of items under U.S. generally accepted accounting principles and tax law. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that deferred tax assets will be recovered from future taxable income. To the extent that recovery is less likely than not, a valuation allowance is established. Significant management judgment is required to establish such allowances as well as to determine the provision for income taxes and deferred tax assets and liabilities. In the event that actual results differ from estimates, or do not reflect management judgments, it may be necessary to adjust amounts recorded in income tax accounts, which could materially impact our financial position and results of operations. There have been no significant changes in the assumptions used to develop our estimates in establishing our income tax expense, tax exposure matters or deferred taxes. As discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Accounting Pronouncements”, income tax expense in 2005 may be impacted by the repatriation of foreign earnings under the American Jobs Creation Act of 2004.

Impairment of goodwill.   We use judgment in assessing goodwill for impairment. Upon adoption of SFAS No. 142 on December 29, 2001, we assessed the recoverability of our goodwill. Subsequent to the adoption of SFAS No. 142, we review the carrying value of our goodwill at least annually on the first day of the fiscal fourth quarter, or sooner if events or changes in circumstances indicate the carrying value may exceed fair value. Recoverability is determined by comparing management’s estimate of the fair value of the reporting unit to which the goodwill applies to the carrying value, including goodwill, of that reporting unit. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the carrying value of the reporting unit exceeds its fair value, the implied fair value of the reporting unit goodwill is compared to the carrying value of that goodwill. If the carrying value of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. At December 31, 2004, we had $140.5 million of goodwill, net of amortization, included in our statement of financial position.

Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”, or FIN 46, which addresses consolidation of variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a parent company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. For older entities, these requirements will begin to apply in the first fiscal year or interim period beginning after December 15, 2003. The adoption of FIN 46 did not have an impact on the Company’s financial position or results of operations in fiscal year 2004.

In December 2003, the FASB issued Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Post Retirement Benefits”, or SFAS No. 132 (revised 2003). SFAS No. 132 (revised 2003) requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows and net periodic cost of defined benefit plans and other defined benefit postretirement plans. The Company’s disclosures in Note 13 incorporate the additional disclosures required by SFAS No. 132 (revised 2003).

In October 2004, the Jobs Creation Act was signed into law. The Jobs Creation Act includes a temporary incentive for U.S. multinationals to repatriate foreign earnings at an effective 5.25 percent tax rate. Such repatriations must occur in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment.

FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), indicates that the lack of clarification of certain provisions within the Jobs Creation Act and the timing of the enactment necessitate a practical exception to the SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings. FSP 109-2 requires that the provisions of SFAS No. 109 be applied as an enterprise decides on its plan for reinvestment or repatriation of its unremitted foreign earnings. The Company is currently evaluating the details of the Jobs Creation Act and, as of December 31, 2004, management had not decided whether, and to what extent, the Company might repatriate foreign earnings under the Jobs Creation Act. Accordingly, the consolidated financial statements do not reflect any provision for taxes on the unremitted foreign earnings that might be remitted under the Jobs Creation Act. However, it is reasonably possible that the Company will repatriate some amount between $0 and $130 million during 2005, with the respective tax liability ranging from $0 to $6.8 million. The Company expects to be in a position to finalize its assessment and the impact, if any, it may have on income tax expense by December 30, 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company on December 31, 2006. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) supercedes APB Opinion No. 25, “Accounting for Stock Issued to

Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. SFAS No. 123(R) must be adopted by June 25, 2005. Currently, the Company has elected to use the intrinsic value method permitted by APB 25 to value stock awards issued under equity compensation programs. The Company is evaluating option valuation models, including the Black-Scholes formula, to determine which model the Company will utilize upon adoption of SFAS No. 123(R). The Company plans to adopt SFAS No. 123(R) using the modified-prospective method. The Company does not anticipate that adoption of SFAS No. 123(R) will have a material impact on the Company’s stock-based compensation expense.

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

The facility that Berger Bros Company (“Berger”), a subsidiary of Berger Holdings, leases in Ivyland, Pennsylvania has contaminated groundwater as a result of the migration from an adjacent property which was formerly the Naval Air Warfare Center, currently an NPL site under CERCLA. The United States Navy is conducting a clean-up of the Naval Air Warfare Center NPL site under the Environmental Protection Agency’s supervision. The owner/landlord of the Berger property obtained liability protection under Pennsylvania’s Brownfield Law by demonstrating to the Commonwealth of Pennsylvania that the contamination is from an off-site source, and under Pennsylvania law that protection benefits tenants as well. Moreover, under Berger’s lease, the landlord retained any liability for this contamination. Accordingly, although the facility leased by Berger is on an NPL site, the effects of this contamination would not reasonably be expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

We have made and will continue to make capital expenditures to comply with environmental laws. Environmental capital expenditures for the years ended December 31, 2004, December 26, 2003 and December 27, 2002 were approximately $140.1 thousand, $143.1 thousand and $212.1 thousand, respectively. We estimate that our environmental capital expenditures will be approximately $250.0 thousand in 2005.

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

We are exposed to market risk from changes in interest rates (primarily U.S. Dollar, Euro and British Pound one month LIBOR), exchange rates (primarily the Euro and British Pound) and commodity prices (primarily aluminum and steel). At certain times, we enter into contracts for the purchase of aluminum and steel at market values in an attempt to assure a margin on specific customer orders. Additionally, we have the option to commit to purchase a specific quantity of aluminum over a specified time period at a fixed price. We would then be exposed for the difference between the fixed price and the market price of aluminum. The Company does not engage in hedging activities intended to manage long-term risks relating to movements in market prices of steel and aluminum raw materials as changes in the market price can generally be passed on to customers. In addition, although approximately 33% of the our sales for the year ended December 31, 2004, originated in Europe and were impacted by exchange rate fluctuations, we have not historically utilized derivatives to manage foreign currency exchange risks related to our European operations. However, in connection with our risk-management strategy, we have historically entered into currency agreements and interest rate agreements with major banking institutions to manage the impact of foreign currency exchange rate fluctuations and/or interest rate fluctuations with respect to debt payments. The agreements are utilized as risk-management tools and not for trading purposes. Currency agreements involve exchanges of interest payments in differing currencies and provide for the exchange of principal amounts at maturity. Interest rate agreements involve exchanges of interest payments at differing interest rates and cap the highest rate of interest to be paid on specified notional amounts of debt. The amounts of interest paid or received effectively limit the interest payment exposure of our hedged debt commitments. The fair value of the currency agreements and interest rate agreements are derived from valuation models based upon recognized financial principals and estimates about relevant future market conditions. The amounts exchanged are based upon the notional amounts of the currency agreements and interest rate agreements, as well as on the other terms of the agreements, which relate to interest payments and exchange rates. As of December 31, 2004, we have an unhedged Euro liability of 32.5 million Euros on a U.S. subsidiary. We do not plan to hedge this exposure. For detailed information on the terms and fair values of our financial instruments and derivative instruments, see Note 9 to our consolidated financial statements.

Interest Rate Risk

This analysis presents the hypothetical increase in interest expense and increase in other expense related to those financial instruments and derivative instruments held by us at December 31, 2004, that are sensitive to changes in interest rates. A hypothetical 10 percent increase in interest rates for one year on our variable rate financial instruments would increase annual interest expense by approximately $0.5 million as calculated at December 31, 2004, as compared to a hypothetical increase in annual interest expense of approximately $0.2 million as calculated at December 26, 2003.

A hypothetical 10% decrease in interest rates for one year on our derivative instruments would increase other expense by approximately $0.1 million as calculated at December 31, 2004 and December 26, 2003.

Foreign Currency Exchange Risk

This analysis presents the hypothetical increase in foreign exchange loss and increase in interest expense related to those financial instruments and derivative instruments held by us at December 31, 2004, that are sensitive to changes in foreign currency exchange risks. A hypothetical 10 percent increase in the British Pound compared to the U.S. Dollar would increase our foreign exchange loss by approximately $3.9 million as calculated at December 31, 2004, as compared to a hypothetical increase in our foreign exchange loss of approximately $2.1 million as calculated at December 26, 2003. A hypothetical 10 percent increase in the Euro compared to the U.S. Dollar would increase our foreign exchange loss by approximately $4.1 million as calculated at December 31, 2004, compared to a hypothetical decrease in foreign exchange loss of approximately $1.2 million as calculated at December 26, 2003.

All other factors remaining unchanged, a hypothetical 10 percent increase in foreign currency exchange rates for one year would increase annual interest expense by approximately $0.4 million as calculated at December 31, 2004, for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations, as compared to a hypothetical increase in annual interest expense of approximately $0.2 million as calculated at December 26, 2003.

Item 8.        Financial Statements and Supplementary Data

Report of Independent Auditors

The Board of Directors
Euramax International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Euramax International, Inc. and Subsidiaries as of December 31, 2004 and December 26, 2003, and the related consolidated statements of earnings, changes in equity, and cash flows for the year ended December 31, 2004, the seven months ended December 26, 2003, the five months ended May 23, 2003 and the year ended December 27, 2002. Our audits also included the related financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Euramax International, Inc. and Subsidiaries at December 31, 2004 and December 26, 2003, and the consolidated results of their operations and their cash flows for the year ended December 31, 2004, the seven months ended December 26, 2003, the five months ended May 23, 2003 and the year ended December 27, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Atlanta, Georgia
March 29, 2005

Euramax International, Inc. and Subsidiaries
Consolidated Statements of Earnings

	Successor		Predecessor
	Year ended December 31, 2004	Seven months ended December 26, 2003	Five months ended May 23, 2003	Year ended December 27, 2002
	Thousands of U.S. Dollars
Net sales	$964,827	$483,688	$260,615	$639,149
Costs and expenses:
Cost of goods sold	760,784	388,829	208,420	508,254
Selling and general	85,802	49,649	26,153	63,593
Depreciation and amortization	21,015	10,639	6,276	13,968
Earnings from operations	97,226	34,571	19,766	53,334
Interest expense, net	(24,163)	(12,659)	(9,126)	(22,748)
Other (expense) income, net	(5,037)	(48)	506	703
Earnings before income taxes	68,026	21,864	11,146	31,289
Provision for income taxes	24,232	7,108	4,254	11,432
Net earnings	$43,794	$14,756	$6,892	$19,857

The accompanying notes are an integral part of these consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Consolidated Balance Sheets

	Successor
	December 31, 2004	December 26, 2003
	Thousands of U.S. Dollars (except share data)
ASSETS
Current assets:
Cash and cash equivalents	$43,877	$48,227
Accounts receivable, less allowance for doubtful accounts (2004—$2,318; 2003—$2,956)	131,317	121,689
Inventories, net	134,280	89,543
Deferred income taxes	8,132	6,318
Other current assets	2,590	1,870
Total current assets	320,196	267,647
Property, plant and equipment, net	161,288	141,437
Goodwill, net	140,483	176,394
Customer relationships, net	41,302	—
Other intangible assets, net	4,385	3,767
Deferred income taxes	5,934	3,595
Other assets	13,453	15,989
	$687,041	$608,829
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$2,376	$436
Accounts payable	103,978	91,689
Accrued expenses	42,271	39,404
Accrued interest payable	7,109	7,068
Income taxes payable	4,061	3,831
Deferred income taxes	959	936
Liability under financial derivatives	9,850	—
Current maturities of long-term debt	8,285	7,487
Total current liabilities	178,889	150,851
Long-term debt, less current maturities	276,086	231,807
Commitments and contingencies	—	—
Deferred income taxes	52,716	29,282
Other liabilities	32,187	26,939
Total liabilities	539,878	438,879
Shareholders’ equity:
Class A common stock—$1.00 par value; 600,000 shares authorized, 500,019.91 issued and 322,815.17 outstanding in 2004, 492,495.79 outstanding in 2003	500	500
Class B convertible common stock—$1.00 par value; 600,000 shares authorized, no shares issued in 2004 and 2003	—	—
Additional paid-in capital	155,495	155,495
Common stock in treasury, at cost—177,204.74 and 7,524.12 shares in 2004 and 2003, respectively	(69,836)	(1,964)
Restricted stock grant	(2,616)	(3,381)
Retained earnings	58,550	14,756
Accumulated other comprehensive income, net of tax	5,070	4,544
Total shareholders’ equity	147,163	169,950
	$687,041	$608,829

The accompanying notes are an integral part of these consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity

						Accumulated
		Additional				Other
	Common	Paid-in	Treasury	Restricted	Retained	Comprehensive
	Stock	Capital	Stock	Stock	Earnings	Income (Loss)	Totals
	Thousands of U.S. Dollars
Predecessor balance at December 28, 2001	$500	$53,220	$(1,581)	$—	$24,582	$(15,227)	$61,494
Comprehensive income:
Net earnings for 2002	—	—	—	—	19,857	—	19,857
Foreign currency translation adjustment	—	—	—	—	—	6,678	6,678
Minimum pension liability, net of taxes	—	—	—	—	—	(1,105)	(1,105)
Loss on derivative instruments, net of taxes	—	—	—	—	—	(230)	(230)
Comprehensive income							25,200
Repurchase of common stock	—	—	(475)	—	—	—	(475)
Predecessor balance at December 27, 2002	500	53,220	(2,056)	—	44,439	(9,884)	86,219
Comprehensive income:
Net earnings for the five months ended May 23, 2003	—	—	—	—	6,892	—	6,892
Foreign currency translation adjustment	—	—	—	—	—	6,921	6,921
Gain on derivative instruments, net of taxes	—	—	—	—	—	100	100
Comprehensive income							13,913
Repurchase of common stock	—	—	(2,556)	—	—	—	(2,556)
Predecessor balance at May 23, 2003	500	53,220	(4,612)	—	51,331	(2,863)	97,576
2003 Stock Transaction	—	100,821	—	—	(51,331)	2,863	52,353
Comprehensive income:
Net earnings for the seven months ended December 26, 2003	—	—	—	—	14,756	—	14,756
Foreign currency translation adjustment	—	—	—	—	—	4,552	4,552
Minimum pension liability, net of taxes	—	—	—	—	—	(83)	(83)
Gain on derivative instruments, net of taxes	—	—	—	—	—	75	75
Comprehensive income							19,300
Issuance of restricted stock from shares held in treasury	—	1,330	2,498	(3,828)			—
Amortization of restricted stock	—	—	—	447	—	—	447
Repurchase of common stock	—	—	(80)	—	—	—	(80)
Issuance of common stock from shares held in treasury	—	124	230	—	—	—	354
Successor balance at December 26, 2003	500	155,495	(1,964)	(3,381)	14,756	4,544	169,950
Comprehensive income:
Net earnings for 2004	—	—	—	—	43,794	—	43,794
Foreign currency translation adjustment	—	—	—	—	—	5,893	5,893
Minimum pension liability, net of taxes	—	—	—	—	—	(358)	(358)
Loss on derivative instruments, net of taxes	—	—	—	—	—	(5,009)	(5,009)
Comprehensive income							44,320
Amortization of restricted stock	—	—	—	765	—	—	765
Repurchase of common stock	—	—	(67,872)	—	—	—	(67,872)
	$500	$155,495	$(69,836)	$(2,616)	$58,550	$5,070	$147,163

The accompanying notes are an integral part of these consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Successor		Predecessor
		Seven months	Five months
	Year ended	ended	ended	Year ended
	December 31,	December 26,	May 23,	December 27,
	2004	2003	2003	2002
	Thousands of U.S. Dollars
Cash flows from operating activities:
Net earnings	$43,794	$14,756	$6,892	$19,857
Reconciliation of net earnings to net cash provided by (used in) operating activites:
Depreciation and amortization	21,015	10,639	6,276	13,968
Amortization of deferred finance fees	2,262	1,034	563	1,319
Amortization of restricted stock grants	765	447	—	—
Loss on redemption of 11.25% Notes	—	2,070	—	—
Provision for doubtful accounts	185	600	212	(177)
Foreign exchange loss (gain)	6,415	(1,343)	(405)	(796)
(Gain) loss on sale of assets	(537)	(1)	(32)	552
Deferred income taxes	3,700	(1,078)	2,162	4,274
Changes in operating assets and liabilities (excluding acquisitions):
Accounts receivable	(4,444)	3,009	(22,778)	(5,203)
Inventories	(42,144)	16,781	(13,014)	(11,197)
Other current assets	(629)	2,247	(1,908)	294
Accounts payable and other current liabilities	12,985	23,112	9,225	6,892
Income taxes payable	(9,431)	(1,605)	3,664	(2,516)
Other noncurrent assets and liabilities	(310)	6,341	(2,902)	(1,849)
Net cash provided by (used in) operating activities	33,626	77,009	(12,045)	25,418
Cash flows from investing activities:
Proceeds from sale of assets	1,107	293	35	492
Purchases of businesses, less cash acquired	(1,292)	(35,256)	—	—
Capital expenditures	(11,138)	(5,129)	(4,944)	(8,263)
Net cash used in investing activities	(11,323)	(40,092)	(4,909)	(7,771)
Cash flows from financing activities:
Changes in cash overdrafts	1,940	(4,477)	2,603	461
Net borrowings (repayments) on revolving credit facility	46,663	(81,679)	18,264	23,808
Repayment of long-term debt, including premium	(7,793)	(138,532)	—	(38,952)
Issuance of long-term debt	—	234,990	—	—
Proceeds from settlement of currency agreements	—	—	—	2,790
Expenses relating to the 2003 Stock Transaction	(664)	(3,171)	—
Issuance of common stock from shares held in treasury	—	354	—	—
Deferred finance fees	(891)	(12,140)	(116)	(1,530)
Purchases of treasury stock	(67,872)	(80)	(2,556)	(475)
Net cash (used in) provided by financing activities	(28,617)	(4,735)	18,195	(13,898)
Effect of exchange rate changes on cash	1,964	2,380	778	2,000
Net (decrease) increase in cash and cash equivalents	(4,350)	34,562	2,019	5,749
Cash and cash equivalents at beginning of period	48,227	13,665	11,646	5,897
Cash and cash equivalents at end of period	$43,877	$48,227	$13,665	$11,646
Supplemental cash flow information:
Income taxes paid, net	$26,378	$5,525	$1,261	$9,471
Interest paid, net	$21,925	$6,910	$9,610	$20,958

The accompanying notes are an integral part of these consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Thousands of U.S. Dollars except share data)

1. Basis of Presentation:

For purposes of this report, the “Company” and “Euramax” refers to Euramax International, Inc. and subsidiaries, collectively.

Euramax International, Inc. is an international producer of value-added aluminum, steel, vinyl and fiberglass fabricated products with facilities strategically located in all major regions of the continental United States, or U.S., the United Kingdom, or U.K., The Netherlands and France. The Company’s manufacturing and distribution network consists of 42 strategically located facilities, of which 36 are located in the U.S. and six are located in Europe. The Company sells its products principally to two markets, the building and construction market and the transportation market. The Company’s core products include specialty coated coils, aluminum recreational vehicle, or RV, sidewalls, RV doors, farm and agricultural panels, metal and vinyl raincarrying systems, soffit and fascia systems, and vinyl replacement windows. In addition, the Company sells an extensive line of accessory products, including roofing and siding hardware, trim parts and roof drainage accessories. The Company’s customers include original equipment manufacturers, or OEMs, such as RV manufacturers, commercial panel manufacturers and transportation industry manufacturers; rural contractors; home centers; home improvement contractors; distributors; industrial and architectural contractors; and manufactured housing producers. The Company’s sales are somewhat seasonal, with the second and third quarters typically accounting for the highest sales volumes.

Per share data has not been presented since such data provides no useful information as the shares of the Company are closely held.

Certain prior period amounts have been reclassified to conform to current year presentation.

2. Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements of the Company are prepared in conformity with U.S. generally accepted accounting principles and include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year

The Company operates on a 52 or 53 week fiscal year ending on the last Friday in December. The Company’s fiscal years consisted of 53 weeks for the year ended December 31, 2004 and 52 weeks for the years ended December 26, 2003 and December 27, 2002, respectively.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that may affect the reported amounts of certain assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although these estimates and assumptions are based on the Company’s knowledge of current events and actions the Company may take in

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

2. Summary of Significant Accounting Policies: (Continued)

the future, actual results could ultimately differ from those estimates and assumptions, and the differences could be material.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. Repair and maintenance costs are generally expensed unless they extend the useful lives of assets. Depreciation and amortization of property, plant and equipment is computed principally on the straight-line method over the estimated useful lives of the assets. In connection with the Company’s finalization of the fair market values of its property, plant and equipment in the second quarter of 2004 (see Note 3), the Company evaluated the remaining useful lives over which its existing assets are to be depreciated. The estimated remaining useful lives of these assets were determined to range from 2 to 13 years for equipment and from 17 to 20 years for buildings. Effective June 25, 2004, the Company revised its policy relating to the useful lives of equipment. Under the new policy, the Company depreciates equipment purchased subsequent to June 25, 2004 over useful lives ranging from 3 to 37 years. Gains or losses related to the disposition of property, plant and equipment are charged to other income or expense when incurred. Also, when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, management assesses whether there has been a permanent impairment in the value of the asset by comparing the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition to the carrying amount of the asset. If the expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized.

Goodwill

The Company records goodwill when the purchase price paid in a business combination exceeds the estimated fair value of the net tangible and intangible assets acquired. Additionally, the Company recorded goodwill resulting from the 2003 Stock Transaction, as described in Note 3. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, effective December 29, 2001. Under SFAS No. 142, goodwill and indefinite lived tangible assets are no longer amortized, but are reviewed at least annually for impairment on the first day of the Company’s fiscal fourth quarter. Such tests include comparing the fair value of a reporting unit to its carrying value, including goodwill. All goodwill is assigned to reporting units, which are one level below the Company’s operating segments. The Company completed its annual impairment test and did not identify any impairment and is not aware of any subsequent developments that would indicate impairment.

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

2. Summary of Significant Accounting Policies: (Continued)

Intangible Assets

The Company has recognized intangible assets, apart from goodwill, acquired in business combinations or resulting from the 2003 Stock Transaction at fair value on the date of the transaction. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, effective December 29, 2001. Under SFAS No. 142, indefinite lived intangible assets are not amortized, but are reviewed at least annually for impairment. The Company reviews its indefinite lived intangible assets for impairment as of the first day of its fiscal fourth quarter. The Company amortizes its intangible assets with finite lives over their useful lives based upon the pattern in which the economic benefits of the intangible assets are recognized. If that pattern cannot be determined, a straight-line amortization method is used. Intangible assets with finite lives are tested for impairment when indicators exist that the carrying amount of an intangible asset may not be recoverable.

Financial Instruments and Risk Management

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149, requires companies to recognize all derivative instruments on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on the type of hedging relationship and whether it has been designated and qualifies as part of a hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of net investment in a foreign operation. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, is recognized in current earnings during the period of change. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign operation, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. Should an agreement be terminated while the underlying remains outstanding, the gain or loss would be deferred and amortized over the shorter of the remaining life of the underlying or the agreement.

The Company uses derivative financial instruments primarily to reduce its exposure to fluctuations in interest rates and foreign exchange rates. When entered into, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. The Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposures.

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

2. Summary of Significant Accounting Policies: (Continued)

Derivatives are recorded on the balance sheet at fair value in either other assets, other liabilities or liability under financial derivatives. The earnings impact resulting from the derivative instruments is recorded in the same line item within the statement of earnings as the underlying exposure being hedged. The ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings as other income (expense).

Stock Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, the Company has elected to apply APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options issued under its equity compensation plan, as described in Note 10. Had compensation expense related to these stock options been determined based upon the fair value method under SFAS No. 123, net income would have been impacted as follows:

		Successor		Predecessor
			Seven months	Five months
		Year ended	ended	ended	Year ended
		December 31,	December 26,	May 23,	December 27,
		2004	2003	2003	2002
Net income, as reported		$43,794	$14,756	$6,892	$19,857
Add:	Stock-based employee compensation cost included in reported net income, net of related tax effects	—	143	—	—
Less:	Total stock-based employee compensation expense determined under fair value method	(189)	(250)	—	—
Pro forma net income		$43,605	$14,649	$6,892	$19,857

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

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

2. Summary of Significant Accounting Policies: (Continued)

Shipping and Handling Costs

The Company classifies all shipping and handling charges as cost of goods sold.

Translation of Foreign Currencies

Assets and liabilities of non-U.S. subsidiaries are translated to U.S. Dollars at the rate of exchange in effect on the balance sheet date; income and expenses are translated to U.S. Dollars at the weighted average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from the remeasurement of amounts that are not of a long-term investment nature into local currencies are included in other income (expense). Foreign currency gains and losses resulting from transactions in the ordinary course of business are recorded in selling and general expenses. The foreign currency transaction gains and losses recorded in selling and general expenses were not significant for any period presented.

Recent Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, or FIN 46, which addresses consolidation of variable interest entities. FIN 46 requires a variable interest entity to be consolidated by a parent company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The consolidation requirements of FIN 46 applied immediately to variable interest entities that were considered special-purpose entities. The Company determined that it does not have any relationships or arrangements with special purpose entities. These requirements were applicable in the first reporting period after March 15, 2004 for all other types of variable interest entities. The adoption of FIN 46 did not have an impact on the Company’s financial position or results of operations in fiscal year 2004.

In December 2003, the FASB issued Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Post Retirement Benefits”, or SFAS No. 132 (revised 2003). SFAS No. 132 (revised 2003) requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows and net periodic cost of defined benefit plans and other defined benefit postretirement plans. The Company’s disclosures in Note 13 incorporate the additional disclosures required by SFAS No. 132 (revised 2003).

In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed into law. The Jobs Creation Act includes a temporary incentive for U.S. multinationals to repatriate foreign earnings at an effective 5.25 percent tax rate. Such repatriations must occur in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment.

FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), indicates that the lack of clarification of certain provisions within the Jobs Creation Act and the timing of the enactment

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

2. Summary of Significant Accounting Policies: (Continued)

necessitate a practical exception to the SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings. FSP 109-2 requires that the provisions of SFAS No. 109 be applied as an enterprise decides on its plan for reinvestment or repatriation of its unremitted foreign earnings. As discussed in Note 11, the Company is currently evaluating the details of the Jobs Creation Act and, the impact, if any, it may have on the Company’s income tax expense in 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company on December 31, 2006. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. SFAS No. 123(R) must be adopted by June 25, 2005. Currently, the Company has elected to use the intrinsic value method permitted by APB 25 to value stock awards issued under equity compensation programs. The Company is evaluating option valuation models, including the Black-Scholes formula, to determine which model the Company will utilize upon adoption of SFAS No. 123(R). The Company plans to adopt SFAS No. 123(R) using the modified-prospective method. The Company does not anticipate that adoption of SFAS No. 123(R) will have a material impact on the Company’s stock-based compensation expense.

3. 2003 Stock Transaction:

On April 15, 2003, Citigroup Venture Capital Equity Partners, L.P. (“CVCEP”), and Citigroup Venture Capital Ltd. (“CVC”), entered into a definitive purchase agreement with CVC European Equity Partners, L.P. and CVC European Equity Partners (Jersey), L.P. (collectively “CVC Europe”), BNP Paribas, independent directors and certain members of management to purchase, for approximately $106.0 million, all of the shares of the Company held by CVC Europe and BNP Paribas, and a portion of the shares held by independent directors and management, (“2003 Stock Transaction”). The 2003 Stock Transaction was completed on June 12, 2003, with CVCEP purchasing 265,762.48 shares of the Company’s Class A common stock. For accounting purposes, the Company has used May 23, 2003, its May month-end, as the transaction date. After the completion of this transaction CVCEP and CVC collectively owned approximately 88.5% of the issued and outstanding shares of the Company, with management of CVCEP and directors and management of the Company holding the remaining shares. Prior to the 2003 Stock Transaction, CVC owned approximately 34.5% of the issued and outstanding shares of the Company. CVCEP is ultimately controlled by Citigroup, Inc. through limited and general partnership interests owned by its subsidiaries. CVC Europe is a group of limited partnerships in which Citigroup, Inc. owns a minority interest, but does not have management rights or control rights.

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

3. 2003 Stock Transaction: (Continued)

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

Adjustments to reflect changes from the preliminary allocation to the final allocation were recorded in the second quarter of 2004. Such adjustments included recording $5.8 million of amortization of the customer relationship intangible asset and a $5.7 million reduction of depreciation expense. The reduction in depreciation expense resulted from differences in the fair values and remaining useful lives of property, plant and equipment between the preliminary and final estimates. Such adjustments did not have a material affect on the Company’s financial position or results of operations.

The following unaudited pro-forma information presents the results of operations of the Company as if the 2003 Stock Transaction had occurred as of the beginning of the period presented. The pro-forma information is not necessarily indicative of what would have occurred had the 2003 Stock Transaction been completed at that time, nor is it indicative of future results of operations. The pro-forma amounts give effect to appropriate adjustments for the fair value of the assets acquired, liabilities assumed, amortization

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

3. 2003 Stock Transaction: (Continued)

of property, plant and equipment, intangibles and restricted stock, incurrence of the advisory fees owed to CVC Management and income taxes.

	Year ended December 31, 2004	Seven months ended December 26, 2003	Five months ended May 23, 2003	Year ended December 27, 2002
Pro-forma net sales	$964,827	$483,688	$260,615	$639,149
Pro-forma net earnings	43,794	14,936	6,421	18,172

4. Acquisitions:

On November 18, 2003, pursuant to a tender offer, Amerimax Pennsylvania, Inc., a wholly owned subsidiary of Euramax, acquired 93% of Berger Holdings’ outstanding common shares for $3.90 per share. The acquisition of Berger Holdings was completed on November 25, 2003 by the merger of Amerimax Pennsylvania, Inc. into Berger Holdings, with Berger Holdings as the surviving corporation. As a result of the merger, each common share of Berger Holdings not owned by Euramax was converted into the right to receive $3.90 per share in cash. The total purchase price of this acquisition was approximately $36.8 million. The Company preliminarily allocated the purchase price in excess of the net assets acquired to Berger Holdings’ assets and liabilities under the purchase method of accounting based on estimates by management of fair market values of identifiable assets and liabilities, with the remainder allocated to goodwill. During the second quarter of 2004, the Company revised the allocation of the purchase price to reflect final asset and liability valuations. The adjustments to record the final asset and liability valuations did not have a material affect on the Company’s financial position or its results of operations. Berger Holdings manufactures metal roof drainage products and roofing accessories as well as residential and commercial snow guards and is included in the Company’s U.S. Fabrication Roof Drainage segment. The results of operations of Berger Holdings are included in the Company’s consolidated statement of earnings from the acquisition date.

5. Inventories:

Inventories were comprised of:

	Successor
	December 31,	December 26,
	2004	2003
Aluminum and steel coil	$91,431	$55,487
Raw materials	22,553	18,578
Work in process	2,617	2,402
Finished products	17,679	13,076
	$134,280	$89,543

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

The Company has disclosed aluminum and steel coil separately, as it represents inventory that can be classified as raw material, work in process or finished product. Aluminum and steel coil represent both painted and bare coil. Inventories are net of related reserves totaling $3,231 at December 31, 2004 and $3,581 at December 26, 2003.

6. Property, Plant and Equipment:

Components of property, plant and equipment were as follows:

	Successor
	December 31,	December 26,
	2004	2003
Land and improvements	$19,829	$12,205
Buildings	57,875	54,870
Machinery and equipment	137,282	116,864
	214,986	183,939
Less accumulated depreciation	(57,456)	(44,463)
	157,530	139,476
Construction in progress	3,758	1,961
	$161,288	$141,437

Depreciation expense was $11.8 million, $6.2 million, $10.5 million, and $13.8 million for the year ended December 31, 2004, the five months ended May 23, 2003, the seven months ended December 26, 2003, and the year ended December 27, 2002, respectively.

7. Goodwill and Intangible Assets:

During the second quarter of 2004, the Company finalized its estimates of the fair market values of its property, plant and equipment and intangible assets resulting from the 2003 Stock Transaction, as described in Note 3, and the acquisition of Berger Holdings, as described in Note 4.

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

7. Goodwill and Intangible Assets: (Continued)

The following table reflects goodwill balances and activity by reportable segment for the years ended December 31, 2004 and December 26, 2003:

	U.S. Fabrication	U.S. Fabrication	European
	Roof	Building	Roll	European
	Drainage	Materials	Coating	Fabrication	Total
Predecessor balance at December 27, 2002	$49,585	$35,930	$19,387	$5,897	$110,799
2003 Stock Transaction	10,682	13,971	13,296	5,049	42,998
Berger Holdings acquisition	18,674	—	—	—	18,674
Foreign exchange translation	—	—	4,286	1,023	5,309
Other	(462)	(924)	—	—	(1,386)
Successor balance at December 26, 2003	78,479	48,977	36,969	11,969	176,394
Adjustment for final allocation relating to the 2003 Stock Transaction	(11,587)	(15,592)	(6,693)	457	(33,415)
Adjustment for final allocation relating to acquisition of Berger Holdings	(4,838)	—	—	—	(4,838)
Foreign exchange translation	—	—	2,503	1,003	3,506
Other	—	(1,164)	—	—	(1,164)
Successor balance at December 31, 2004	$62,054	$32,221	$32,779	$13,429	$140,483

Intangible assets consisted of the following:

	Successor
	As of December 31, 2004			As of December 26, 2003
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets subject to amortization:
Customer Relationships	$50,518	$(9,216)	$41,302	$—	$—	$—
Patents	1,407	(162)	1,245	2,882	(104)	2,778
Non-compete agreements	1,390	(550)	840	1,390	(401)	989
	53,315	(9,928)	43,387	4,272	(505)	3,767
Intangible assets not subject to amortization:
Trade name	2,300	—	2,300	—	—	—
Total intangible assets	$55,615	$(9,928)	$45,687	$4,272	$(505)	$3,767

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

7. Goodwill and Intangible Assets: (Continued)

The aggregate amortization expense for intangible assets for the year ended December 31, 2004, the seven months ended December 26, 2003, and the five months ended May 23, 2003 was $9.2 million, $0.2 million and $0.1 million, respectively. The average useful lives of the Company’s customer relationships, patents and non-compete agreements are 12 years, 15 years and 9 years, respectively. Based on the carrying value of identified intangible assets recorded at December 31, 2004, and assuming no subsequent impairment of the underlying assets, the aggregate annual amortization expense for the next five years is expected to be as follows:

Amortization of
Year	Intangible Assets
2005	$5,878
2006	5,403
2007	4,879
2008	4,472
2009	4,088

8. Long-Term Obligations:

Long-term obligations consisted of the following:

	Successor
	December 31,	December 26,
	2004	2003
Senior Secured Credit Facility:
Revolving Credit Facility	$50,095	$—
Term Loan	31,977	36,559
8.5% Senior Subordinated Notes due 2011	200,000	200,000
Mortgage Note Payable	2,081	2,252
Capital Lease Obligations	218	483
	284,371	239,294
Less current maturities	(8,285)	(7,487)
	$276,086	$231,807

The Company’s senior secured credit facility includes a $110.0 million revolving credit facility and a $35.0 million term loan. The interest rates applicable to the loans under the amended and restated senior secured credit facility are based upon a Base Rate or Eurocurrency Rate (both as defined in the amended and restated senior secured credit facility), plus their respective margins. The Company’s amended and restated senior secured credit facility provides for variable rate margins, determined quarterly, based upon the Company’s ratio of EBITDA (as defined in the amended and restated senior secured credit facility) to total debt. The maximum and minimum Base Rate margins are 2.00% and 1.00%, respectively, on the revolving credit facility. The maximum and minimum Eurocurrency Rate margins are 3.00% and 2.25%, respectively, on the revolving credit facility, and 3.25% and 2.50%, respectively, on the term loan. The Company is subject to a commitment fee on a quarterly basis equal to 0.375% of the unused portion of the revolving credit facility. At December 31, 2004, the interest rate payable under the amended and restated

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

8. Long-Term Obligations: (Continued)

senior secured credit facility averaged 5.7%, compared to 6.6% at December 26, 2003. Loans under the amended and restated senior secured credit facility are made, at the election of the Company, in U.S. Dollars, Euros or British Pounds. Borrowings are repaid in the currency in which the loan is made. Outstanding loans under the amended and restated senior secured credit facility are to be repaid by October 8, 2008. Substantially all assets of the Company are pledged as collateral against the borrowings under the amended and restated senior secured credit facility.

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

As of December 31, 2004, an undrawn amount of $59.9 million was available under the revolving credit facility. During 2004, borrowings under the senior secured credit facility increased $45.5 million, of which $6.2 million was due to fluctuations in foreign exchange rates. In 2003, borrowings under the senior secured credit facility increased $3.0 million due to fluctuations in foreign exchange rates, offset by repayments of $15.1 million.

On August 6, 2003, Euramax International, Inc. and Euramax International Holdings B.V. issued $200.0 million 8.50% senior subordinated notes due 2011 (the “8.50% Notes”). Euramax International, Inc. and Euramax International Holdings, B.V., a Netherlands holding company, are each co-obligors on the 8.50% Notes. Each of Euramax International, Inc.’s U.S. subsidiaries are guarantors of the 8.50% Notes. The 8.50% Notes mature on August 15, 2011. Interest on the 8.50% Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 8.50% Notes may be redeemed at the option of the Company, in whole or in part, under the conditions as specified in the indenture plus accrued and unpaid interest to the redemption date, at the following redemption prices if redeemed during the 12-month period beginning August 15 of the years indicated:

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

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

8. Long-Term Obligations: (Continued)

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

As required under a registration rights agreement executed as part of the offering of the 8.50% Notes, the Company commenced an offer to exchange the 8.50% Notes for new notes (“New Notes”), with terms substantially identical to the 8.50% Notes, except the New Notes are registered under the Securities Act of 1933 and the transfer restrictions and registration rights applicable to the 8.50% Notes do not apply to the New Notes. The Securities and Exchange Commission deemed the Company’s registration statement on Form S-4 relating to the offer to exchange the 8.50% Notes for the New Notes effective on March 1, 2004. The offer to exchange the 8.50% Notes for the New Notes was completed on March 29, 2004, once all of the outstanding 8.50% Notes were exchanged for New Notes.

Berger Bros Company, a U.S. subsidiary of Euramax that was acquired on November 25, 2003, had $2.1 million outstanding under a note payable as of December 31, 2004. The note payable accrues interest at a rate of 7.25%. Principal and interest are paid monthly in equal installments totaling approximately $0.3 million annually, with final payment of the remaining outstanding principal due in June 2008. The note payable is secured by a mortgage of Berger Bros Company’s Feasterville, Pennsylvania location.

Future maturities of long-term debt and capital lease obligations as of December 31, 2004 are as follows:

	Long-Term Debt	Capital Lease	Total
2005	$8,107	$178	$8,285
2006	8,121	29	8,150
2007	6,155	11	6,166
2008	60,512	—	60,512
2009	245	—	245
Thereafter	201,013	—	201,013
	$284,153	$218	$284,371

9. Financial Instruments:

In connection with the Company’s risk management strategy, the Company enters into currency agreements and interest rate agreements for other than trading purposes with major financial institutions to reduce the impact of exchange rate and/or interest rate fluctuations related to debt payments.

In March 2004, the Company entered into three Euro swaps (the “Euro Swaps”) with substantially equivalent terms. The terms of the Euro Swaps expire on August 15, 2011, and require the Company to pay approximately 49.3 million Euros with semi-annual payments at a weighted average interest rate of 8.81% in exchange for $60.0 million with semi-annual interest payments of 8.5%. The Euro Swaps were designated as cash flow hedges that effectively converted $60.0 million of the 8.5% Notes on the books of a Netherlands subsidiary into a fixed-rate Euro loan, which is expected to reduce the impact of foreign

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

9. Financial Instruments: (Continued)

exchange rate changes on the principal and interest payments on the loan. The effectiveness of the Euro Swaps is being assessed using the hypothetical derivative method, which compares the change in the fair value of the Euro Swaps to the change in the value of a hypothetical derivative with terms that exactly match the critical terms of the foreign-currency denominated loan. The Euro Swaps were deemed to have no ineffectiveness in the year ended December 31, 2004. In the year ended December 31, 2004, $5.5 million in losses on the Euro Swaps were reclassified from Other Comprehensive Income (“OCI”) to other expense to offset gains recorded on the underlying debt being hedged. The amount to be reclassified into other income (expense) in 2005 is dependent upon the rate of exchange between the U.S. Dollar and Euro, and thus is not determinable at this time; however, the amount to be reclassified from OCI into other income (expense) will be equivalent to the gain or loss on the underlying debt. As of December 31, 2004, the Company had recorded a liability in other liabilities for the fair value of the Euro Swaps of $13.8 million.

In February 2002, the Company entered into a British Pound cross-currency swap agreement, or the British Pound Swap. The terms of the British Pound Swap expire on June 30, 2005, and require the Company to pay 19.0 million British Pounds with semi-annual interest payments at 12.63% in exchange for $27.2 million with semi-annual interest payments at 11.25%. The British Pound Swap was designated as a cash flow hedge that effectively converted $27.2 million of senior subordinated notes recorded on the books of a U.K. subsidiary into a fixed-rate British Pound loan, which reduced the impact of foreign exchange rate changes on the principal and interest payments on the loan. On August 8, 2003, the Company used the proceeds from the issuance of the 8.50% Notes to repay the portion of the senior subordinated notes that were hedged by the British Pound Swap. As a result of this repayment, the British Pound Swap became an ineffective hedge and no longer qualified for hedge accounting. The balance related to the British Pound Swap remaining in other comprehensive income at the time it became an ineffective hedge was not significant. Changes in fair market value on the British Pound Swap subsequent to it becoming an ineffective hedge are recognized in current earnings during the period of change. During the year ended December 31, 2004 the loss recognized in other expense related to the ineffectiveness of the British Pound Swap was $3.3 million. As of December 31, 2004, the Company had recorded a liability in current liabilities for the fair value of the British Pound Swap of $9.9 million.

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

9. Financial Instruments: (Continued)

The following table summarizes activity in OCI related to derivatives held by the Company:

	Before-Tax Gains (Losses)	Income Tax	After-Tax Gains (Losses)
Accumulated derivative net losses at December 28, 2001	$(661)	$296	$(365)
Predecessor year ended December 27, 2002
Net changes in fair value of derivatives	(3,582)	1,145	(2,437)
Net losses reclassified from OCI into earnings	3,253	(1,046)	2,207
Accumulated derivative net losses at December 27, 2002	(990)	395	(595)
Predecessor five months ended May 23, 2003
Net changes in fair value of derivatives	(455)	131	(324)
Net losses reclassified from OCI into earnings	645	(221)	424
Accumulated derivative net losses at May 23, 2003	(800)	305	(495)
Successor seven months ended December 26, 2003
Purchase accounting adjustment related to the 2003 Stock Transaction	800	(305)	495
Net changes in fair value of derivatives	748	(241)	507
Net gains reclassified from OCI into earnings	(624)	192	(432)
Accumulated derivative net gains at December 26, 2003	124	(49)	75
Successor year ended December 31, 2004
Net changes in fair value of derivatives	(13,143)	4,535	(8,608)
Net losses reclassified from OCI into earnings	5,522	(1,923)	3,599
Accumulated derivative net losses at December 31, 2004	$(7,497)	$2,563	$(4,934)

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

The fair value of the Company’s long-term debt is estimated based on the current rates offered to the Company for debt of similar terms except for the 8.50% Notes, which are measured at the quoted market rate. The fair value of the 8.50% Notes was $213.0 million at December 31, 2004. The fair value of other long-term debt approximates their carrying value at December 31, 2004.

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The fair value of these financial instruments approximates book value at December 31, 2004 and December 26, 2003. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit; however, the Company believes that its credit risk exposure is not significant due to the high credit quality of the institutions. The Company routinely assesses the financial strength of its customers, and generally does not require collateral. Also, due to the large number of customers and the widely dispersed geographic areas in which the Company’s

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

9. Financial Instruments: (Continued)

businesses operate, the Company believes that its trade accounts receivable credit risk exposure is not significant; however, the Company does provide for doubtful accounts based on historical experience and when current market conditions indicate that collection of an amount is doubtful.

10. Capital Structure:

Common Stock

The Company has authorized 1,200,000 shares consisting of 600,000 shares of Class A common stock, par value of one dollar ($1.00) per share, and 600,000 shares of Class B common stock, par value of one dollar ($1.00) per share. As of December 31, 2004, the Company had 500,019.91 issued and 322,815.17 outstanding shares of Class A common stock. Except with respect to voting rights, all shares of Class A and Class B common stock are identical in all respects and entitle the holders thereof to the same rights, preferences and privileges, and are subject to the same qualifications, limitations and restrictions, all as described in the Company’s Certificate of Incorporation. The senior secured credit facility contains certain restrictions on the payment of cash dividends. See Note 8 for additional discussion on the senior secured credit facility.

The holders of Class A common stock are entitled to one vote per share on all matters voted on by the Company’s stockholders, and the holders of Class B common stock are generally entitled to one vote per ten (10) shares held on any matters to be voted on the by the Company’s stockholders, with exceptions as noted in the Company’s Certificate of Incorporation. In addition, each share of Class B common stock may be converted at any time into one share of Class A common stock at the option of the holder.

Stock Plans

On June 12, 2003, the Company established an equity compensation program, known as the Euramax International, Inc. 2003 Equity Compensation Plan, or 2003 Equity Plan, for the purpose of attracting and retaining valued employees. The 2003 Equity Plan was approved by the Board of Directors and was not subject to shareholder approval. Under the 2003 Equity Plan, the Company has granted restricted shares of Class A common stock and granted options to purchase shares of Euramax International, Inc. Class A common stock to selected officers and other key employees. The Company has reserved 35,719.6 shares of Class A common stock for issuance under the 2003 Equity Plan.

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

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

10. Capital Structure: (Continued)

The 2003 Equity Plan permits the committee to grant both incentive stock options and non-qualified stock options, with all options granted in connection with the 2003 Stock Transaction being non-qualified stock options. The committee may determine the number of options granted to each participant, the exercise price of each option, the duration of options (not to exceed 10 years), vesting provisions and all other terms and conditions of such options in individual option agreements. The non-qualified stock option grant agreements in effect on the date hereof provide that each participant will vest in 20% of the shares subject to the option grant on each anniversary of the date of grant, until becoming 100% vested after 5 years. Non-qualified stock option grant agreements under the 2003 Equity Plan provide that upon termination of employment with the Company, the exercise period for vested options will generally be limited, except that vested options will be canceled immediately upon a termination for cause. The non-qualified stock option grant agreements provide for the cancellation of all unvested options upon termination of employment with the Company. Under the 2003 Equity Plan, if any option shares subject to an outstanding option grant are forfeited or if the option grant otherwise terminates without exercise, any of these forfeited or terminated option grant shares may be reissued at the discretion of the committee. In connection with the 2003 Stock Transaction the Company issued 26,150 options to purchase shares of Class A common stock with an exercise price of $400.00 per share, which approximated fair value.

Information with respect to option activity under the 2003 Equity Plan is set forth below:

	Options Outstanding	Weighted Average Exercise Price	Shares Exerciseable
Balance, December 27, 2002	—	$—	—
Options granted	26,150	400.00
Options exercised	—	—
Options forfeited	—	—
Options expired	—	—
Balance, December 26, 2003	26,150	400.00	—
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Options expired	—	—
Balance, December 31, 2004	26,150	$400.00	5,230

The 2003 Equity Plan also permits the Company to grant participants restricted shares of Class A common stock. The committee will determine the number of shares of restricted stock granted to each participant, the period the restricted stock is unvested and subject to forfeiture and all other terms and conditions applicable to such restricted stock in individual restricted stock agreements. The restricted stock agreements in effect on the date hereof provide that the participant will vest in 100% of the restricted shares five years from the date of grant. If an employee voluntarily terminates his or her employment, the employee will forfeit any unvested shares of restricted stock. If employment is terminated for any reason other than voluntary termination, all unvested shares of the restricted stock shall be accelerated as of the

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

10. Capital Structure: (Continued)

date of non-voluntary termination. All shares of restricted stock granted, and all shares acquired upon exercise of options granted, under the 2003 Equity Plan will be subject to the stockholders agreement described in Note 17. In connection with the 2003 Stock Transaction, the Company granted 9,569.6 shares of restricted Class A common stock with a fair value of $400.00 per share. The restricted stock grants were recorded as a contra equity account at issuance and are being amortized into earnings over the period that they vest. Total compensation expense recognized for the year ended December 31, 2004 and seven months ended December 26, 2003 was $0.8 million and $0.4 million, respectively.

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

11. Income Taxes:

The provisions for income taxes are comprised of the following:

	Successor		Predecessor
	Year ended December 31, 2004	Seven months ended December 26, 2003	Five months ended May 23, 2003	Year ended December 27, 2002
Current:
U.S. Federal	$12,026	$1,635	$1,205	$2,158
Non-U.S.	7,787	6,130	1,143	4,246
State	719	421	(256)	754
	$20,532	$8,186	$2,092	$7,158
Deferred:
U.S. Federal	$524	$2,268	$58	$4,642
Non-U.S.	3,308	(3,259)	2,029	(329)
State	(132)	(87)	75	(39)
	$3,700	$(1,078)	$2,162	$4,274
	$24,232	$7,108	$4,254	$11,432

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

11. Income Taxes: (Continued)

The U.S. and non-U.S. components of earnings before income taxes are as follows:

	Successor		Predecessor
	Year ended December 31, 2004	Seven months ended December 26, 2003	Five months ended May 23, 2003	Year ended December 27, 2002
U.S.	$26,979	$12,667	$1,784	$19,734
Non-U.S.	41,047	9,197	9,362	11,555
	$68,026	$21,864	$11,146	$31,289

Reconciliation of the differences between income taxes computed at the U.S. Federal statutory tax rate and the Company’s income tax provision follows:

	Successor		Predecessor
	Year ended December 31, 2004	Seven months ended December 26, 2003	Five months ended May 23, 2003	Year ended December 27, 2002
Tax at U.S. Federal statutory rate	$23,809	$7,653	$3,901	$10,952
State income taxes, net of U.S. Federal income tax benefit	536	222	155	481
Earnings taxed at rates different than the U.S. Federal statutory rate	1,602	43	(143)	(65)
Permanent differences	219	63	101	233
Valuation allowances	(815)	(556)	—	—
Change in enacted tax rates in the Netherlands	(785)	—	—	—
Other, net	(334)	(317)	240	(169)
	$24,232	$7,108	$4,254	$11,432

At December 31, 2004 and December 26, 2003, the combined tax-effected temporary differences are as follows:

	Asset (Liability)
	Successor
	December 31, 2004	December 26, 2003
Accrued expenses	$7,175	$5,024
Accounts receivable	324	373
Inventories	(326)	(15)
Current, net	7,173	5,382
Property, plant and equipment	(31,802)	(23,486)
Customer relationships	(14,911)	—
Net operating losses	4,278	2,960
Other liabilities	3,101	2,587
Valuation allowance	(2,026)	(1,889)
Other	(5,422)	(5,859)
Noncurrent, net	(46,782)	(25,687)
Total, net	$(39,609)	$(20,305)

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries, which are considered to be permanently invested. It is not practicable to estimate the amount of tax that might be payable on the eventual remittance of such earnings. The Company has state NOL carryforwards and capital loss carryforwards totaling $38.8 million, which expire between 2007 and 2024. The Company has other operating loss carryforwards totaling $6.5 million available to reduce future U.S. federal taxable income, subject to certain limitations. The Company’s valuation allowance was $2.0 million, $1.9 million and $2.7 million as of December 31, 2004, December 26, 2003 and December 27, 2002, respectively.

As discussed in Note 2, the Jobs Creation Act was enacted in October 2004. One of the provisions includes a temporary incentive for U.S. multinationals to repatriate foreign earnings at an effective 5.25 percent tax rate. The Company is currently evaluating the details of the Jobs Creation Act and, as of December 31, 2004, management had not decided whether, and to what extent, the Company might repatriate foreign earnings under the Jobs Creation Act. Accordingly, the consolidated financial statements do not reflect any provision for taxes on the unremitted foreign earnings that might be remitted under the Jobs Creation Act. However, it is reasonably possible that the Company will repatriate some amount between $0 and $130 million during 2005, with the respective tax liability ranging from $0 to $6.8 million. The Company expects to be in a position to finalize its assessment and the impact, if any, it may have on income tax expense by December 30, 2005.

12. Comprehensive Income:

Accumulated other comprehensive income (loss) balances were as follows:

	Successor
	December 31, 2004	December 26, 2003
Foreign currency translation adjustment	$10,444	$4,552
Accumulated derivative net (loss) gain, net of tax	(4,934)	75
Minimum pension liability, net of tax	(440)	(83)
	$5,070	$4,544

There were no tax effects related to the foreign currency translation adjustment component of other comprehensive loss for any year presented because the earnings of the subsidiaries are considered to be permanently invested. The tax effects related to the minimum pension liability component of other comprehensive income (loss) were $0.3 million as of December 31, 2004, and were not significant as of December 26, 2003. The tax effects related to accumulated derivative net losses are disclosed in Note 9.

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

13. Employee Retirement Plans:

The Company maintains a variety of retirement plans as follows:

U.S. Plans:

Defined Benefit:

The Company maintains a non-contributory defined benefit pension plan covering substantially all U.S. hourly employees. The plan has a measurement date of December 31, 2004.

The following table sets forth the reconciliations of the projected benefit obligation and plan assets, the funded status of the plan and the amounts recognized in the Company’s consolidated balance sheets:

	Year ended December 31, 2004	Year ended December 26, 2003
Change in benefit obligation
Projected benefit obligation at beginning of year	$3,486	$2,678
Service cost	391	344
Interest cost	227	183
Plan amendments	—	18
Actuarial loss	568	338
Benefits paid	(145)	(75)
Projected benefit obligation at end of year	$4,527	$3,486
Accumulated benefit obligation	$4,527	$3,486
Change in plan assets
Fair value of plan assets at beginning of year	$2,812	$2,223
Actual gain on plan assets	229	416
Employer contributions	328	249
Benefits paid	(145)	(75)
Fair value of plan assets at end of year	$3,224	$2,813
Funded status	$(1,303)	$(673)
Unrecognized actuarial loss	649	74
Unrecognized prior service cost	6	7
Net amount recognized	$(648)	$(592)
Amounts recognized in the consolidated balance sheets
Other liabilities	$(1,303)	$(673)
Intangible asset	6	7
Accumulated other comprehensive loss	649	74
Net amount recognized in balance sheet	$(648)	$(592)

As a result of the application of the purchase method of accounting resulting from the 2003 Stock Transaction and subsequent issuance of senior subordinated notes, the unrecognized actuarial loss on the plan at the time of the 2003 Stock Transaction was reclassified from accumulated other comprehensive

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

13. Employee Retirement Plans: (Continued)

income to additional paid-in capital. The Company expects to contribute approximately $0.4 million to its U.S. plan during fiscal 2005.

Weighted average assumptions used in computing the benefit obligations are as follows:

	Successor
	December 31, 2004	December 26, 2003
Weighted-average assumptions
Discount rate	5.75%	6.25%

Weighted average assumptions used in computing net periodic pension cost are as follows:

	Year ended December 31, 2004	Seven months ended December 26, 2003	Five months ended May 23, 2003	Year ended December 27, 2002
Weighted-average assumptions
Discount rate	6.25%	6.75%	6.75%	7.25%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	8.00%

Net periodic pension cost for the plan includes the following components:

	Successor		Predecessor
	Year ended December 31, 2004	Seven months ended December 26, 2003	Five months ended May 23, 2003	Year ended December 27, 2002
Components of net periodic pension cost
Service cost	$391	$201	$143	$300
Interest cost	227	107	76	152
Expected return on assets	(235)	(109)	(77)	(174)
Amortization of prior service cost	2	1	10	21
Recognized actuarial net loss	—	—	34	29
Net periodic pension cost	$385	$200	$186	$328

The following table sets forth the actual asset allocation for the plan as of December 31, 2004 and December 26, 2003, and the target asset allocation for the plan:

	Successor
	December 31, 2004	December 26, 2003	Target
Equity securities	68.2%	63.7%	60.00%
Debt securities	30.6%	35.2%	37.00%
Cash and cash equivalents	1.2%	1.1%	3.00%

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

13. Employee Retirement Plans: (Continued)

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The investment strategy of the plan is to ensure, over the long-term life of the plan, an adequate pool of assets along with contributions by the Company to support the benefit obligations to participants, retirees and beneficiaries. The Company desires to achieve market returns consistent with a prudent level of diversification. All investments are made solely in the interest of the plan’s participants and beneficiaries for the exclusive purposes of providing benefits to such participants and their beneficiaries and defraying the expenses related to administering the plan. The target allocation of all assets is to reflect proper diversification in order to reduce the potential of a single security or single sector of securities having a disproportionate impact on the portfolio. The Company utilizes an outside investment consultant and investment manager to implement its investment strategy. Plan assets are generally invested in liquid funds that are selected to track broad market equity and bond indices. Investment performance of plan assets is reviewed semi-annually and the investment objectives are evaluated over rolling four year time periods.

Total benefit payments expected to be paid to participants from the plan are as follows:

Year	Expected Benefit Payments
2005	$95
2006	113
2007	128
2008	146
2009	167
2010-2014	1,282

Defined Contribution:

The Company maintains two defined contribution retirement and savings plans, which also allow the employees to contribute a percentage of their pretax and/or after-tax income in accordance with specified guidelines. The Company matches a certain percentage of employee pre-tax contributions up to certain limits. Further, the plans provide for discretionary contributions by the Company based on years of service and age. The Company’s expense for the year ended December 31, 2004, the five months ended May 23, 2003, the seven months ended December 26, 2003, and the year ended December 27, 2002, was approximately $1.8 million, $0.7 million, $1.0 million, and $1.5 million, respectively.

International Plans:

In addition to the above, the employees of Euramax Coated Products Limited and Ellbee Limited participate in a single employer pension plan (the “U.K. Plan”). The U.K. Plan has a measurement date of December 31, 2004.

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

13. Employee Retirement Plans: (Continued)

The following table sets forth the reconciliations of the projected benefit obligations and plan assets, the funded status of the U.K. Plan and amounts recognized in the Company’s consolidated balance sheets:

	Year ended December 31, 2004	Year ended December 26, 2003
Change in benefit obligation
Projected benefit obligation at beginning of year	$29,399	$23,250
Service cost	1,097	821
Interest cost	1,842	1,458
Employee contributions	472	420
Actuarial loss	2,683	1,582
Benefits paid	(980)	(836)
Currency translation adjustment	2,704	2,704
Projected benefit obligation at end of year	$37,217	$29,399
Accumulated benefit obligation at end of year	$34,114	$27,475
Change in plan assets
Fair value of plan assets at beginning of year	$17,074	$11,625
Actual gain on plan assets	1,582	2,131
Employer contributions	1,950	2,198
Employee contributions	472	420
Benefits paid	(980)	(836)
Currency translation adjustment	1,573	1,536
Fair value of plan assets at end of year	$21,671	$17,074
Funded status	$(15,546)	$(12,325)
Unrecognized actuarial net loss	3,072	420
Net amount recognized	$(12,474)	$(11,905)
Amounts recognized in the consolidated balance sheets
Other liabilities	$(12,474)	$(11,905)
Accumulated other comprehensive loss	—	—
Net amount recognized in balance sheet	$(12,474)	$(11,905)

As a result of the application of the purchase method of accounting resulting from the 2003 Stock Transaction and subsequent issuance of senior subordinated notes, the unrecognized actuarial loss on the plan at the time of the 2003 Stock Transaction was reclassified from accumulated other comprehensive loss to additional paid-in capital. The Company expects to contribute approximately $1.4 million to its U.K. plan during fiscal 2005.

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

13. Employee Retirement Plans: (Continued)

Weighted average assumptions used in computing the benefit obligation for the U.K. plan are as follows:

	December 31, 2004	December 26, 2003
Weighted-average assumptions
Discount rate	5.75%	6.00%
Rate of compensation increases	4.00%	4.00%

Weighted average assumptions used in computing net periodic pension cost for the U.K. plan are as follows:

	Year ended December 31, 2004	Seven months ended December 26, 2003	Five months ended May 23, 2003	Year ended December 27, 2002
Weighted-average assumptions
Discount rate	6.00%	6.00%	6.00%	6.00%
Rate of compensation increases	4.00%	4.00%	4.00%	3.75%
Expected long-term rate of return on plan assets	7.50%	7.50%	7.50%	7.50%

Net periodic pension cost for the U.K. Plan includes the following components:

	Successor		Predecessor
	Year ended December 31, 2004	Seven months ended December 26, 2003	Five months ended May 23, 2003	Year ended December 27, 2002
Components of net periodic pension cost
Service cost	$1,097	$479	$342	$736
Interest cost	1,842	850	608	1,253
Expected return on assets	(1,397)	(546)	(390)	(989)
Recognized actuarial net loss	—	—	274	349
Net periodic pension cost	$1,542	$783	$834	$1,349

The following table sets forth the actual asset allocation for the plan as of December 31, 2004 and December 26, 2003, and the target asset allocation for the plan:

	Successor
	December 31, 2004	December 26, 2003	Target
Equity securities	68.4%	69.2%	65.00%
Debt securities	31.3%	30.1%	35.00%
Cash and cash equivalents	0.3%	0.7%	0.00%

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

13. Employee Retirement Plans: (Continued)

To develop the expected long-term rate of return on asset assumptions, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The investment strategy of the plan is to ensure, over the long-term life of the plan, an adequate pool of assets along with contributions by the Company and employees to support the benefit obligations to participants, retirees and beneficiaries. The Company desires to achieve market returns consistent with a prudent level of diversification. All investments are made solely in the interest of the plan’s participants and beneficiaries for the exclusive purposes of providing benefits to such participants and their beneficiaries and defraying the expenses related to administering the plan. The target allocation of all assets is to reflect proper diversification in order to reduce the potential of a single security or single sector of securities having a disproportionate impact on the portfolio. The Company utilizes an outside investment consultant and investment manager to implement its investment strategy. Plan assets are generally invested in liquid funds that are selected to track broad market equity and bond indices. Investment performance of plan assets is reviewed semi-annually and the investment objectives are evaluated over rolling four year time periods.

Total benefit payments expected to be paid to participants from the plan are as follows:

Year	Expected Benefit Payments
2005	$620
2006	681
2007	831
2008	856
2009	865
2010-2014	7,630

Supplemental Executive Retirement Plan:

The Company has two unfunded supplemental retirement plans for members of management. At December 31, 2004 and December 26, 2003, the accrued liability for future benefits under the plans was $1.9 million and $1.7 million, respectively. Benefits expense for the plan totaled $0.3 million, $0.2 million and $0.3 million in 2004, 2003 and 2002, respectively.

14. Incentive Plans:

Incentive Compensation Plan

The Company has an incentive compensation plan that covers key employees. The costs of the plan are computed in accordance with a formula that incorporates EBITDA (as defined in the plan) and return on average net assets. Costs of the plan for year ended December 31, 2004, the five months ended May 23, 2003, the seven months ended December 26, 2003, and the year ended December 27, 2002, were approximately $5.4 million, $1.0 million, $1.6 million, and $3.7 million, respectively.

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

14. Incentive Plans: (Continued)

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

The Plan provides for one-time awards of phantom shares to selected participants. A phantom share is a unit equal to 4% of the equity value of the Company, as defined by the Phantom Stock Plan, divided by 40,000 (the maximum number of phantom shares that may be awarded to participants under the Phantom Stock Plan). A phantom share entitles the participant to receive compensation equal to the value of a phantom share on December 31, 2003, minus the value of a phantom share at the date of grant, all as defined by the Phantom Stock Plan. On January 1, 1999, 36,000 of the phantom shares were granted, of which 26,547 shares remain outstanding as of December 31, 2004 and December 26, 2003. No additional grants of shares will be made under the Plan. Compensation expense accrues in the period from the date of grant to December 31, 2003, adjusted for changes in the value of the phantom shares. Compensation expense in connection with the Phantom Stock Plan for the five months ended May 23, 2003, the seven months ended December 26, 2003, and the year ended December 27, 2002 was $0.3 million, $2.7 million and $2.2 million, respectively. The value of the awards became fixed on December 31, 2003. As of December 31, 2004 and December 26, 2003, the Company had a liability of $4.0 million and $5.2 million, respectively, under the Phantom Stock Plan. Compensation is being paid out in four equal payments during the first quarter of 2004 through 2007, unless there is a change in control; a listing of the Company’s shares; or the death or disability of the participant; in which case the compensation will be paid out immediately.

15. Commitments and Contingencies:

Minimum commitments under long-term non-cancelable operating leases, principally for operating and office facilities at December 31, 2004 were as follows:

2005	$8,927
2006	7,214
2007	5,294
2008	3,895
2009	2,474
Thereafter	6,992
$34,796

Rent expense amounted to $10.9 million, $3.2 million, $5.3 million and $6.8 million for the year ended December 31, 2004, the five months ended May 23, 2003, the seven months ended December 26, 2003, and the year ended December 27, 2002, respectively.

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

15. Commitments and Contingencies: (Continued)

Raw Material Commitments

To assure continuity of supply, the Company negotiates contracts for minimum annual purchases of aluminum from several suppliers. Commitments for minimum annual purchases are typically at a market price. At December 31, 2004, the quantity of such minimum purchase commitments was approximately 150 million pounds for delivery in 2005 and 50 million pounds for delivery in each of 2006 and 2007. In addition, to ensure a margin on specific customer orders, the Company may commit to purchase aluminum ingot or coil at a fixed market price for future delivery. At December 31, 2004, such fixed price purchase commitments were approximately $60.6 million. All of the Company’s fixed price aluminum purchase commitments expire in 2005.

Litigation

The Company is currently party to legal proceedings that have arisen in the ordinary course of business. Such proceedings involve claims by plaintiffs for reimbursement or damages that in the aggregate approximate $11.0 million. The Company has and will continue to vigorously defend itself in these matters. It is the opinion of the Company’s management, based upon information available at this time, that the expected outcome of these matters would not reasonably be expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries taken as a whole.

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

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

15. Commitments and Contingencies: (Continued)

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

The facility that Berger Bros Company (“Berger”), a subsidiary of Berger Holdings, leases in Ivyland, Pennsylvania has contaminated groundwater as a result of the migration from an adjacent property which was formerly the Naval Air Warfare Center, currently an NPL site under CERCLA. The United States Navy is conducting a clean-up of the Naval Air Warfare Center NPL site under the Environmental Protection Agency’s supervision. The owner/landlord of the Berger property obtained liability protection under Pennsylvania’s Brownfield Law by demonstrating to the Commonwealth of Pennsylvania that the contamination is from an off-site source, and under Pennsylvania law that protection benefits the tenant as well. Moreover, under Berger’s lease, the landlord retained any liability for this contamination. Accordingly, although the facility leased by Berger is on an NPL site, the effects of this contamination would not reasonably be expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Product Warranties

The Company provides warranties on certain products. The warranty periods differ depending on the product, but generally range from one year to limited lifetime warranties. The Company provides accruals for warranties based on historical experience and expectations of future occurrence. A summary of the changes in the product warranty accrual follows:

	Successor		Predecessor
	Year ended December 31, 2004	Seven months ended December 26, 2003	Five months ended May 23, 2003	Year ended December 27, 2002
Beginning balance	$3,993	$3,394	$2,809	$2,389
Payments made or service provided	(3,655)	(2,497)	(720)	(2,611)
Warranty expense	3,323	2,963	1,119	2,764
Change related to changes in foreign currency exchange rates	280	133	186	267
Ending balance	$3,941	$3,993	$3,394	$2,809

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

16. Segment Information:

The Company’s acquisition of Berger Holdings on November 25, 2003 led to an assessment of operating segments that resulted in the Company’s identification of the U.S. Fabrication Roof Drainage operating segment. The business activities included in the U.S. Fabrication Roof Drainage operating segment were previously included in the U.S. Fabrication segment. Accordingly, segment information for the year ended December 27, 2002 has been revised to conform to the Company’s revised segments. The Company’s reportable segments are as follows:

European Roll Coating—The European Roll Coating segment facilities primarily roll coat aluminum and steel sheet and coil for RV manufacturers, transportation manufacturers and building panel manufacturers.

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

The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” Segment data includes intersegment revenues. The Company’s Chief Operating Decision Maker evaluates the performance of its segments and allocates resources to them based primarily on EBITDA.

The Company is organized primarily on the basis of seven operating segments. Certain operating segments with similar economic characteristics have been aggregated according to similarity of products, nature of production processes, types of customers and product distribution methods. Two European subsidiaries have been aggregated into the European Roll Coating segment, two U.S. subsidiaries have been aggregated into the U.S. Fabrication Building Materials segment and two European subsidiaries have been aggregated into the European Fabrication segment. The U.S. Fabrication Roof Drainage operating segment is reported separately. The table below presents information about reported segments for the year ended December 31, 2004, the five months ended May 23, 2003, the seven months ended December 26, 2003, and the year ended December 27, 2002. Expenses and assets that are not segment specific relate to holding company and business development activities conducted for the overall benefit of the Company and, accordingly, are not attributable to the Company’s segments.

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

16. Segment Information: (Continued)

	Successor		Predecessor
		Seven months	Five months
	Year ended	ended	ended	Year ended
	December 31,	December 26,	May 23,	December 27,
	2004	2003	2003	2002
Sales
U.S. Fabrication Roof Drainage	$261,586	$126,904	$54,415	$152,678
U.S. Fabrication Building Materials	390,959	200,571	107,617	291,068
European Roll Coating	196,992	97,729	60,719	131,154
European Fabrication	122,626	61,708	39,913	69,705
Total segment sales	972,163	486,912	262,664	644,605
Eliminations	(7,336)	(3,224)	(2,049)	(5,456)
Consolidated net sales	$964,827	$483,688	$260,615	$639,149
EBITDA
U.S. Fabrication Roof Drainage	$36,810	$18,769	$5,901	$21,557
U.S. Fabrication Building Materials	34,967	11,797	5,860	24,291
European Roll Coating	32,471	12,688	9,508	15,639
European Fabrication	17,044	6,280	4,489	7,815
Total EBITDA for reportable segments	121,292	49,534	25,758	69,302
Expenses that are not segment specific	(8,088)	(4,372)	790	(1,297)
Depreciation and amortization	(21,015)	(10,639)	(6,276)	(13,968)
Interest expense, net	(24,163)	(12,659)	(9,126)	(22,748)
Consolidated net earnings before income taxes	$68,026	$21,864	$11,146	$31,289

	Successor
	December 31,	December 26,
	2004	2003
ASSETS
U.S. Fabrication Roof Drainage	$175,832	$163,870
U.S. Fabrication Building Materials	188,349	153,513
European Roll Coating	182,256	153,921
European Fabrication	115,342	96,107
Assets that are not segment specific	25,262	41,418
Total assets	$687,041	$608,829

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

16. Segment Information: (Continued)

The following table reflects revenues from external customers by markets for the periods indicated. Revenues from external customers by groups of similar products have not been provided as it is impracticable for the Company to do so.

		Successor		Predecessor
Customers/Markets	Primary Products	Year ended December 31, 2004	Seven months ended December 26, 2003	Five months ended May 23, 2003	Year ended December 27, 2002
Original Equipment Manufacturers (“OEMs”)	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglasspanels; RV doors, windows and roofing; and composite building panels	$368,963	$186,132	$120,289	$264,447
Home Centers	Raincarrying systems, roofing accessories, windows, doors and shower enclosures	198,661	110,997	51,129	129,943
Rural Contractors	Steel and aluminum roofing and siding	159,656	85,880	38,980	130,758
Distributors	Metal coils, raincarrying systems and roofing accessories	91,936	29,880	12,084	25,611
Home Improvement Contractors	Vinyl replacement windows; metal coils, raincarrying systems; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings	84,322	40,248	20,919	51,954
Industrial and Architectural Contractors	Standing seam panels and siding and roofing accessories	35,346	17,362	9,183	17,063
Manufactured Housing	Steel siding and trim components	25,943	13,189	8,031	19,373
		$964,827	$483,688	$260,615	$639,149

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

16. Segment Information: (Continued)

The following table reflects sales and long-lived asset information by geographic area for the periods indicated:

	Sales
	Successor		Predecessor
		Seven months	Five months
	Year ended	ended	ended	Year ended
	December 31,	December 26,	May 23,	December 27,
	2004	2003	2003	2002
United States	$648,907	$325,934	$161,050	$440,901
The Netherlands	133,235	67,656	40,277	84,388
United Kingdom	118,427	56,733	39,025	79,293
France	64,258	33,365	20,263	34,567
	$964,827	$483,688	$260,615	$639,149

	Long-Lived Assets
	Successor
	December 31,	December 26,
	2004	2003
United States	$207,071	$207,525
The Netherlands	82,276	69,483
United Kingdom	55,714	48,168
France	15,850	12,411
	$360,911	$337,587

Non-U.S. revenue is based on the country in which the legal subsidiary is domiciled. The Company’s largest customer accounted for 10.2% of 2004 net sales and 11.8% of 2003 net sales. Sales from this customer are included in the Company’s U.S. Fabrication Roof Drainage and U.S. Fabrication Building Materials segments. As of December 31, 2004, this customer had an outstanding trade receivable balance of $10.0 million. No other customer represented greater than ten percent of the Company’s revenues in any period presented.

17. Related Party Transactions:

Repurchases of Common Stock

On March 31, 2004, the Company repurchased 55% of its outstanding Class A common stock held by Court Square Capital Limited, or 93,324.34 shares, for an aggregate repurchase price of approximately $37.3 million. On April 30, 2004, the Company repurchased the remaining 45% of its outstanding Class A common stock held by Court Square Capital Limited, or 76,356.28 shares, for an aggregate repurchase price of approximately $30.5 million.

In connection with the retirement of certain key employees, the Company repurchased 6,649.2 shares of its Class A common stock in 2003 for approximately $2.6 million in the aggregate.

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

17. Related Party Transactions: (Continued)

Stockholders Agreement

In connection with the 2003 Stock Transaction, the Company entered into a stockholders agreement with CVCEP and certain of its affiliates, Court Square, and certain other stockholders consisting of members of the Company’s management and members of CVCEP’s management (“Minority Stockholders”). The stockholders agreement provides that the Company’s Chief Executive Officer will be a member of the Company’s board of directors, CVCEP will initially be entitled to designate three additional members of the Company’s board of directors and Court Square will initially be entitled to designate two additional members of the Company’s board of directors (these designation rights to be adjusted from time to time to reflect certain changes in the common stock ownership of CVCEP and Court Square).

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

Registration Rights Agreement

In connection with their entry into the stockholders agreement, CVCEP, Court Square and the Minority Stockholders have entered into an amended and restated registration rights agreement with the Company. Pursuant to this registration rights agreement, upon the written request of CVCEP or Court Square, the Company has agreed (subject to customary exceptions), on up to three occasions for CVCEP and up to two occasions for Court Square, to prepare and file a registration statement with the SEC concerning the distribution of all or part of the shares held by CVCEP or Court Square, as the case may be, and use its best efforts to cause the registration statement to become effective. If the Company is eligible to use a “short form” registration statement on Form S-2, Form S-3 or any similar form, CVCEP and Court Square may each make unlimited requests for registration for their shares of the Company’s common stock. If at any time the Company files a registration statement for its common stock (other than pursuant to a demand registration by CVCEP or Court Square, a registration statement on Form S-8, Form S-4 or any similar form, or in connection with certain other registrations), it will use its best efforts to allow other parties to the registration rights agreement to have their shares of the Company’s common stock (or a portion of their shares under specified circumstances) included in the offering if the registration form proposed to be used may be used to register the shares. Registration expenses of the selling stockholders (other than underwriting fees, brokerage fees and transfer taxes applicable to the shares sold

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

17. Related Party Transactions: (Continued)

by such stockholders or the fees and expenses of any accountants or other representatives retained by a selling stockholder) will be paid by the Company. The Company has agreed to indemnify the stockholders against certain customary liabilities in connection with any registration.

Advisory Agreement

In connection with the 2003 Stock Transaction, the Company entered into an advisory agreement with CVC Management LLC, or CVC Management, pursuant to which CVC Management may provide financial, advisory and consulting services to the Company. In exchange for these services, CVC Management will be entitled to an annual advisory fee. CVC Management’s annual advisory fee will be the greater of $0.6 million per year or 1% of the Company’s consolidated EBITDA (as defined in the advisory agreement), plus out-of-pocket expenses. Annual advisory fees in excess of $1.0 million are subject to the consent of the Company’s lenders under the credit facility. In December 2004, the Company paid $1.2 million to CVC Management for the 2004 annual advisory fee. In December 2003, the Company paid $0.8 million to CVC Management for the 2003 annual advisory fee. The Company has also agreed to pay CVC Management a transaction fee in connection with the consummation of each acquisition, divestiture or financing, including any refinancing, by the Company or any of its subsidiaries, in an amount equal to 1% of the value of the transaction, plus reasonable out-of-pocket expenses. Pursuant to the advisory agreement, the Company paid CVC Management a $1.0 million transaction fee in July 2003 in connection with services provided in connection with the 2003 Stock Transaction, a $2.0 million transaction fee in August 2003 in connection with the issuance and sale of the 8.5% Notes and a $1.5 million transaction fee in October 2003 in connection with the amendment and restatement of the senior secured credit facility. These transaction fees were capitalized. This advisory agreement has an initial term of ten years following the close of the 2003 Stock Transaction, subject to automatic one year extensions thereafter unless terminated by either party upon written notice 90 days prior to the expiration of the initial term or any extension thereof. The advisory agreement automatically terminates on a change of control or an initial public offering of the Company’s common stock. There are no minimum levels of service required to be provided pursuant to the advisory agreement. The advisory agreement includes customary indemnification provisions in favor of CVC Management.

18. Subsequent Event:

On January 31, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of Gutter Suppliers, Inc. The purchase price, including approximately $0.6 in acquisition related fees and expenses, was approximately $13.9 million. Gutter Suppliers, Inc. manufactures metal roof drainage products, primarily for the residential contractor market, and will be included in the Roof Drainage segment.

19. Supplemental Consolidated Financial Statements:

On August 6, 2003, Euramax International, Inc. and Euramax International Holdings B.V. (each a “Co-Obligor) issued the 8.50% Notes. Each of the domestic restricted subsidiaries, as defined in the related bond indenture (the “Guarantor Subsidiaries”), fully and unconditionally guarantee the obligations of the Co-Obligors. The following supplemental consolidating financial statements as of

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

19. Supplemental Consolidated Financial Statements: (Continued)

December 31, 2004 and December 26, 2003, and for the year ended December 31, 2004, the five months ended May 23, 2003, the seven months ended December 26, 2003 and the year ended December 27, 2002, reflect the financial position, results of operations, and cash flows of each of the Co-Obligors, and such combined information of the Guarantor Subsidiaries and the non-guarantor subsidiaries, as if the guarantor structure of the $200.0 million of 8.50% Notes had been outstanding for each period. Euramax International Holdings B.V. was not acquired until July 17, 2003, had no assets or liabilities until August 6, 2003 and has no operations other than equity interests in consolidated subsidiaries that were acquired on March 16, 2004.

	Successor year ended December 31, 2004
		Euramax
	Euramax	International
	International	Holdings		Non-
	Inc.	BV	Guarantor	Guarantor		Consolidated
	(Co-Obligor)	(Co-Obligor)	Subsidiaries	Subsidiaries	Eliminations	Totals
Net sales	$—	$—	$648,933	$318,232	$(2,338)	$964,827
Costs and expenses:
Cost of goods sold	—	—	518,118	245,004	(2,338)	760,784
Selling and general	2,769	171	58,275	24,587	—	85,802
Depreciation and amortization	—	—	13,923	7,092	—	21,015
(Loss) earnings from operations	(2,769)	(171)	58,617	41,549	—	97,226
Equity in earnings of subsidiaries	58,490	16,034	—	49	(74,573)	—
Interest expense, net	(12,712)	(6,115)	(3,035)	(2,301)	—	(24,163)
Internal interest income (expense), net	1,047	997	(6,435)	4,391	—	—
Other (expense) income, net	(4,474)	413	(3,261)	2,285	—	(5,037)
Earnings before income taxes	39,582	11,158	45,886	45,973	(74,573)	68,026
(Benefit) provision for income taxes	(4,212)	(1,351)	17,273	12,522	—	24,232
Net earnings	$43,794	$12,509	$28,613	$33,451	$(74,573)	$43,794

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

19. Supplemental Consolidated Financial Statements: (Continued)

	Successor seven months ended December 26, 2003
		Euramax
	Euramax	International
	International	Holdings		Non-
	Inc.	BV	Guarantor	Guarantor		Consolidated
	(Co-Obligor)	(Co-Obligor)	Subsidiaries	Subsidiaries	Eliminations	Totals
Net sales	$—	$—	$326,001	$158,213	$(526)	$483,688
Costs and expenses:
Cost of goods sold	—	—	262,919	126,436	(526)	388,829
Selling and general	2,379	—	33,770	13,500	—	49,649
Depreciation and amortization	—	—	5,485	5,154	—	10,639
(Loss) earnings from operations	(2,379)	—	23,827	13,123	—	34,571
Equity in earnings of subsidiaries	18,610	—	—	108	(18,718)	—
Interest expense, net	(5,900)	(2,223)	(965)	(3,571)	—	(12,659)
Internal interest (expense) income, net	(679)	2,041	(3,956)	2,594	—	—
Other income (expense), net	2,579	1,098	140	(3,865)	—	(48)
Earnings before income taxes	12,231	916	19,046	8,389	(18,718)	21,864
(Benefit) provision for income taxes	(2,525)	315	6,786	2,532	—	7,108
Net earnings	$14,756	$601	$12,260	$5,857	$(18,718)	$14,756

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

19. Supplemental Consolidated Financial Statements: (Continued)

	Predecessor five months ended May 23, 2003
		Euramax
	Euramax	International
	International	Holdings		Non-
	Inc.	BV	Guarantor	Guarantor		Consolidated
	(Co-Obligor)	(Co-Obligor)	Subsidiaries	Subsidiaries	Eliminations	Totals
Net sales	$—	$—	$161,065	$99,851	$(301)	$260,615
Costs and expenses:
Cost of goods sold	—	—	130,949	77,772	(301)	208,420
Selling and general	393	—	17,473	8,287	—	26,153
Depreciation and amortization	—	—	3,307	2,969	—	6,276
(Loss) earnings from operations	(393)	—	9,336	10,823	—	19,766
Equity in earnings (loss) of subsidiaries	8,980	—	—	(53)	(8,927)	—
Interest expense, net	(1,745)	—	(1,466)	(5,915)	—	(9,126)
Internal interest (expense) income, net	(1,120)	—	(2,931)	4,051	—	—
Other income, net	—	—	103	403	—	506
Earnings before income taxes	5,722	—	5,042	9,309	(8,927)	11,146
(Benefit) provision for income taxes	(1,170)	—	2,253	3,171	—	4,254
Net earnings	$6,892	$—	$2,789	$6,138	$(8,927)	$6,892

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

19. Supplemental Consolidated Financial Statements: (Continued)

	Predecessor year ended December 27, 2002
		Euramax
	Euramax	International
	International	Holdings		Non-
	Inc.	BV	Guarantor	Guarantor		Consolidated
	(Co-Obligor)	(Co-Obligor)	Subsidiaries	Subsidiaries	Eliminations	Totals
Net sales	$—	$—	$440,901	$198,712	$(464)	$639,149
Costs and expenses:
Cost of goods sold	—	—	350,601	158,117	(464)	508,254
Selling and general	2,039	—	44,045	17,509	—	63,593
Depreciation and amortization	—	—	7,831	6,137	—	13,968
(Loss) earnings from operations	(2,039)	—	38,424	16,949	—	53,334
Equity in earnings of subsidiaries	25,793	—	—	60	(25,853)	—
Interest expense, net	(4,224)	—	(4,111)	(14,413)	—	(22,748)
Internal interest (expense) income, net	(1,909)	—	(6,256)	8,165	—	—
Other (expense) income, net	—	—	(134)	837	—	703
Earnings before income taxes	17,621	—	27,923	11,598	(25,853)	31,289
(Benefit) provision for income taxes	(2,236)	—	9,787	3,881	—	11,432
Net earnings	$19,857	$—	$18,136	$7,717	$(25,853)	$19,857

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

19. Supplemental Consolidated Financial Statements: (Continued)

	Successor as of December 31, 2004
	Euramax	Euramax
	International,	International		Non-
	Inc.	Holdings B.V.	Guarantor	Guarantor		Consolidated
	(Co-Obligor)	(Co-Obligor)	Subsidiaries	Subsidiaries	Eliminations	Totals
ASSETS
Current assets:
Cash and cash equivalents	$1	$18	$1,113	$42,745	$—	$43,877
Accounts receivable, net	—	—	64,187	67,130	—	131,317
Inventories, net	—	—	97,724	36,556	—	134,280
Deferred income taxes	2,609	—	5,065	458	—	8,132
Other current assets	—	—	1,413	1,177	—	2,590
Total current assets	2,610	18	169,502	148,066	—	320,196
Property, plant and equipment, net	—	—	73,595	87,693	—	161,288
Amounts due from affiliates	125,722	193	87,168	86,943	(300,026)	—
Goodwill, net	—	—	94,275	46,208		140,483
Customer relationships, net	—	—	25,693	15,609		41,302
Other intangible assets, net	—	—	2,085	—	—	2,085
Investment in consolidated subsidiaries	300,114	114,179	—	1,159	(415,452)	—
Deferred income taxes	—	2,231	—	3,703	—	5,934
Other assets	5,422	2,937	6,001	1,393	—	15,753
	$433,868	$119,558	$458,319	$390,774	$(715,478)	$687,041
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$2,376	$—	$—	$2,376
Accounts payable	—	—	58,145	45,833	—	103,978
Accrued expenses	275	—	27,347	14,649	—	42,271
Accrued interest payable	4,375	2,246	488	—	—	7,109
Income taxes payable	(3,612)	(1,515)	(1,478)	10,666	—	4,061
Deferred income taxes	—	—	—	959	—	959
Liability under financial derivatives	—	—	—	9,850	—	9,850
Current maturities of long-term debt	—	—	361	7,924	—	8,285
Total current liabilities	1,038	731	87,239	89,881	—	178,889
Long-term debt, less current maturities	137,255	62,745	52,033	24,053	—	276,086
Amounts due to affiliates	149,233	2,200	125,451	23,142	(300,026)	—
Deferred income taxes	748	—	29,986	21,982	—	52,716
Other liabilities	—	13,848	3,470	14,869	—	32,187
Total liabilities	288,274	79,524	298,179	173,927	(300,026)	539,878
Shareholders’equity:
Class A common stock	500	21	1	35,023	(35,045)	500
Additional paid-in capital	155,866	29,170	119,166	110,673	(259,380)	155,495
Treasury stock	(69,836)	—	—	—	—	(69,836)
Restricted stock	(2,616)	—	—	—	—	(2,616)
Retained earnings	58,550	13,109	41,426	33,003	(87,538)	58,550
Accumulated other comprehensive income (loss)	3,130	(2,266)	(453)	38,148	(33,489)	5,070
Total shareholders’ equity	145,594	40,034	160,140	216,847	(415,452)	147,163
	$433,868	$119,558	$458,319	$390,774	$(715,478)	$687,041

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

19. Supplemental Consolidated Financial Statements: (Continued)

	Successor as of December 26, 2003
	Euramax	Euramax
	International,	International		Non-
	Inc.	Holdings B.V.	Guarantor	Guarantor		Consolidated
	(Co-Obligor)	(Co-Obligor)	Subsidiaries	Subsidiaries	Eliminations	Totals
ASSETS
Current assets:
Cash and cash equivalents	$—	$21	$19,408	$28,798	$—	$48,227
Accounts receivable, net	—	—	56,753	64,936	—	121,689
Inventories, net	—	—	59,249	30,294	—	89,543
Deferred income taxes	111	—	6,207	—	—	6,318
Other current assets	—	—	997	873	—	1,870
Total current assets	111	21	142,614	124,901	—	267,647
Property, plant and equipment, net	—	—	64,865	76,572	—	141,437
Amounts due from affiliates	144,695	62,932	21,792	37,924	(267,343)	—
Goodwill, net	—	—	127,457	48,937	—	176,394
Investment in consolidated subsidiaries	277,405	—	—	1,110	(278,515)	—
Deferred income taxes	75	—	3	3,517	—	3,595
Other assets	5,723	2,866	9,478	1,689	—	19,756
	$428,009	$65,819	$366,209	$294,650	$(545,858)	$608,829
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$436	$—	$—	$436
Accounts payable	—	—	49,817	41,872	—	91,689
Accrued expenses	782	—	26,097	12,525	—	39,404
Accrued interest payable	4,477	2,092	129	370	—	7,068
Income taxes payable	(4,720)	(71)	3,686	4,936	—	3,831
Deferred income taxes	—	—	—	936	—	936
Current maturities of long-term debt	—	—	436	7,051	—	7,487
Total current liabilities	539	2,021	80,601	67,690	—	150,851
Long-term debt, less current maturities	137,255	62,745	2,299	29,508	—	231,807
Amounts due to affiliates	121,004	2	122,504	23,833	(267,343)	—
Deferred income taxes	—	398	14,308	14,576	—	29,282
Other liabilities	—	—	5,355	21,584	—	26,939
Total liabilities	258,798	65,166	225,067	157,191	(267,343)	438,879
Shareholders’equity:
Class A common stock	500	21	1	35,000	(35,022)	500
Additional paid-in capital	155,866	—	125,681	78,066	(204,118)	155,495
Treasury stock	(1,964)	—	—	—	—	(1,964)
Restricted stock	(3,381)	—	—	—	—	(3,381)
Retained earnings	14,756	601	15,468	10,266	(26,335)	14,756
Accumulated other comprehensive income (loss)	3,434	31	(8)	14,127	(13,040)	4,544
Total shareholders’ equity	169,211	653	141,142	137,459	(278,515)	169,950
	$428,009	$65,819	$366,209	$294,650	$(545,858)	$608,829

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

19. Supplemental Consolidated Financial Statements: (Continued)

	Successor year ended December 31, 2004
	Euramax	Euramax
	International,	International		Non-
	Inc.	Holdings B.V.	Guarantor	Guarantor		Consolidated
	(Co-Obligor)	(Co-Obligor)	Subsidiaries	Subsidiaries	Eliminations	Totals
Cash flows from operating activities:
Net earnings	$43,794	$12,509	$28,613	$33,451	$(74,573)	$43,794
Reconciliation of net earnings to cash provided by operating activities:
Depreciation and amortization	—	—	13,923	7,092	—	21,015
Amortization of deferred finance fees	844	417	641	360	—	2,262
Amortization of restricted stock grants	765	—	—	—	—	765
Provision for doubtful accounts	—	—	251	(66)	—	185
Foreign exchange loss (gain)	4,490	(413)	4,189	(1,851)	—	6,415
Loss (gain) on sale of assets	—	—	4	(541)	—	(537)
Deferred income taxes	(936)	(100)	1,328	3,408	—	3,700
Dividends received	63,737	—	—	—	(63,737)	—
Equity in earnings of subsidiaries	(58,490)	(16,034)	—	(49)	74,573	—
Changes in operating assets and liabilities	437	(1,186)	(42,155)	(1,069)	—	(43,973)
Net cash provided by operating activities	54,641	(4,807)	6,794	40,735	(63,737)	33,626
Cash flows from investing activites:
Proceeds from sale of assets	—	—	76	1,031	—	1,107
Purchases of businesses	—	—	(1,292)	—	—	(1,292)
Contributed capital to subsidiaries	(28,262)	—	—	—	28,262	—
Transfer of businesses between affiliates	—	(88,262)	—	88,262	—	—
Capital expenditures	—	—	(6,125)	(5,013)	—	(11,138)
Net cash (used in) provided by investing activities	(28,262)	(88,262)	(7,341)	84,280	28,262	(11,323)
Cash flows from financing activities:
Changes in cash overdrafts	—	—	1,940	—	—	1,940
Net borrowings on revolving credit facility	—	—	46,585	78	—	46,663
Repayment of long-term debt	—	—	(437)	(7,356)	—	(7,793)
Dividends paid	—	—	(2,656)	(61,081)	63,737	—
Expenses relating to the 2003 Stock Transaction	(664)	—	—	—	—	(664)
Deferred finance fees	(555)	(249)	(63)	(24)	—	(891)
Purchase of treasury stock	(67,872)	—	—	—	—	(67,872)
Contributed capital from parent	—	28,262	—	—	(28,262)	—
Due (to) from affiliates	42,713	64,759	(62,397)	(45,075)	—	—
Net cash (used in) provided by financing activities	(26,378)	92,772	(17,028)	(113,458)	35,475	(28,617)
Effect of exchange rate changes on cash	—	294	(720)	2,390	—	1,964
Net increase (decrease) in cash and cash equivalents	1	(3)	(18,295)	13,947	—	(4,350)
Cash and cash equivalents at beginning of period	—	21	19,408	28,798	—	48,227
Cash and cash equivalents at end of period	$1	$18	$1,113	$42,745	$—	$43,877
Supplemental cash flow information:
Income taxes paid, net	$15,352	$6	$1,385	$9,635	$—	$26,378
Interest paid, net	$11,971	$5,556	$2,029	$2,369	$—	$21,925

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

19. Supplemental Consolidated Financial Statements: (Continued)

	Successor seven months ended December 26, 2003
	Euramax	Euramax
	International,	International		Non-
	Inc.	Holdings B.V.	Guarantor	Guarantor		Consolidated
	(Co-Obligor)	(Co-Obligor)	Subsidiaries	Subsidiaries	Eliminations	Totals
Cash flows from operating activities:
Net earnings	$14,756	$601	$12,260	$5,857	$(18,718)	$14,756
Reconciliation of net earnings to cash (used in) provided by operating activities:
Depreciation and amortization	—	—	5,485	5,154	—	10,639
Amortization of deferred finance fees	281	132	356	265	—	1,034
Amortization of restricted stock grants	447	—	—	—	—	447
Loss on redemption of 11.25% Notes	1,142	—	—	928	—	2,070
Provision for doubtful accounts	—	—	814	(214)	—	600
Foreign exchange (gain) loss	(1,922)	(1,098)	—	1,677	—	(1,343)
Loss (gain) on sale of assets	—	—	33	(34)	—	(1)
Deferred income taxes	453	379	1,728	(3,638)	—	(1,078)
Equity in (earnings) loss of subsidiaries	(18,610)	—	—	(108)	18,718	—
Changes in operating assets and liabilities	2,363	1,805	37,605	8,112	—	49,885
Net cash (used in) provided by operating activities	(1,090)	1,819	58,281	17,999	—	77,009
Cash flows from investing activites:
Proceeds from sale of assets	—	—	28	265	—	293
Contributed capital to subsidiaries	(33,201)	—	—	—	33,201	—
Purchase of businesses	—	—	(35,256)	—	—	(35,256)
Capital expenditures	—	—	(2,163)	(2,966)	—	(5,129)
Net cash used in investing activities	(33,201)	—	(37,391)	(2,701)	33,201	(40,092)
Cash flows from financing activities:
Changes in cash overdrafts	—	—	(4,477)	—	—	(4,477)
Net (repayments) borrowings on revolving credit facility	—	—	(48,500)	(33,179)	—	(81,679)
Repayment of long-term debt, including premium	(38,920)	—	(14)	(99,598)	—	(138,532)
Issuance of long-term debt	137,255	62,745	—	34,990	—	234,990
Expenses relating to the 2003 Stock Transaction	(3,171)	—	—	—	—	(3,171)
Issuance of common stock from shares held in treasury	354	21	—	—	(21)	354
Dividends paid	—	—	—	—	—	—
Deferred financing fees	(6,020)	(2,704)	(2,437)	(979)	—	(12,140)
Purchase of treasury stock	(80)	—	—	—	—	(80)
Contributed capital from parent	—	—	33,180	—	(33,180)	—
Due (to) from affiliates	(55,127)	(61,834)	20,096	96,865	—	—
Net cash provided by (used in) financing activities	34,291	(1,772)	(2,152)	(1,901)	(33,201)	(4,735)
Effect of exchange rate changes on cash	—	(26)	—	2,406	—	2,380
Net increase in cash and cash equivalents	—	21	18,738	15,803	—	34,562
Cash and cash equivalents at beginning of period	—	—	670	12,995	—	13,665
Cash and equivalents at end of period	$—	$21	$19,408	$28,798	$—	$48,227
Supplemental cash flow information:
Income taxes paid, net	$1,341	$—	$277	$3,907	$—	$5,525
Interest paid, net	$1,839	$—	$627	$4,444	$—	$6,910

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

19. Supplemental Consolidated Financial Statements: (Continued)

	Predecessor five months ended May 23, 2003
	Euramax	Euramax
	International,	International		Non-
	Inc.	Holdings B.V.	Guarantor	Guarantor		Consolidated
	(Co-Obligor)	(Co-Obligor)	Subsidiaries	Subsidiaries	Eliminations	Totals
Cash flows from operating activities:
Net earnings	$6,892	$—	$2,789	$6,138	$(8,927)	$6,892
Reconciliation of net earnings to cash (used in) provided by operating activities:
Depreciation and amortization	—	—	3,307	2,969	—	6,276
Amortization of deferred finance fees	—	—	228	335	—	563
Provision for doubtful accounts	—	—	90	122	—	212
Foreign exchange gain	—	—	—	(405)	—	(405)
Loss (gain) on sale of assets	—	—	6	(38)	—	(32)
Deferred income taxes	26	—	107	2,029	—	2,162
Dividends received	—	—	—	62,253	(62,253)	—
Equity in (earnings) loss of subsidiaries	(8,980)	—	—	53	8,927	—
Changes in operating assets and liabilities	(1,534)	—	(16,084)	(10,095)	—	(27,713)
Net cash (used in) provided by operating activities	(3,596)	—	(9,557)	63,361	(62,253)	(12,045)
Cash flows from investing activites:
Proceeds from sale of assets	—	—	7	28	—	35
Capital expenditures	—	—	(2,283)	(2,661)	—	(4,944)
Net cash used in investing activities	—	—	(2,276)	(2,633)	—	(4,909)
Cash flows from financing activities:
Changes in cash overdrafts	—	—	2,603	—	—	2,603
Net borrowings on revolving credit facility	—	—	16,800	1,464	—	18,264
Dividends paid	—	—	(62,253)	—	62,253	—
Deferred finance fees	—	—	(71)	(45)	—	(116)
Purchase of treasury stock	(2,556)	—	—	—	—	(2,556)
Due (to) from affiliates	6,152	—	54,864	(61,016)	—	—
Net cash provided by (used in) financing activities	3,596	—	11,943	(59,597)	62,253	18,195
Effect of exchange rate changes on cash	—	—	—	778	—	778
Net increase in cash and cash equivalents	—	—	110	1,909	—	2,019
Cash and cash equivalents at beginning of period	—	—	560	11,086	—	11,646
Cash and cash equivalents at end of period	$—	$—	$670	$12,995	$—	$13,665
Supplemental cash flow information:
Income taxes paid, net	$7	$—	$104	$1,150	$—	$1,261
Interest paid, net	$2,093	$—	$1,055	$6,462	$—	$9,610

Euramax International, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)
(Thousands of U.S. Dollars except share data)

19. Supplemental Consolidated Financial Statements: (Continued)

	Predecessor year ended December 27, 2002
	Euramax	Euramax
	International,	International		Non-
	Inc.	Holdings B.V.	Guarantor	Guarantor		Consolidated
	(Co-Obligor)	(Co-Obligor)	Subsidiaries	Subsidiaries	Eliminations	Totals
Cash flows from operating activities:
Net earnings	$19,857	$—	$18,136	$7,717	$(25,853)	$19,857
Reconciliation of net earnings to cash (used in) provided by operating activities:
Depreciation and amortization	—	—	7,831	6,137	—	13,968
Amortization of deferred finance fees	—	—	612	707	—	1,319
Provision for doubtful accounts	—	—	(82)	(95)	—	(177)
Foreign exchange gain	—	—	—	(796)	—	(796)
Loss (gain) on sale of assets	—	—	585	(33)	—	552
Deferred income taxes	229	—	4,356	(311)	—	4,274
Dividends received	—	—	—	50	(50)	—
Equity in earnings of subsidiaries	(25,793)	—	—	(60)	25,853	—
Changes in operating assets and liabilities	(140)	—	(11,571)	(1,868)	—	(13,579)
Net cash (used in) provided by operating activities	(5,847)	—	19,867	11,448	(50)	25,418
Cash flows from investing activites:
Proceeds from sale of assets	—	—	447	45	—	492
Capital expenditures	—	—	(4,817)	(3,446)	—	(8,263)
Net cash used in investing activities	—	—	(4,370)	(3,401)	—	(7,771)
Cash flows from financing activities:
Changes in cash overdrafts	—	—	461	—	—	461
Net borrowings (repayments) on revolving credit facility	—	—	27,200	(3,392)	—	23,808
Repayment of long-term debt	—	—	(33,910)	(5,042)	—	(38,952)
Proceeds from settlement of currency agreement	—	—	—	2,790	—	2,790
Dividends paid	—	—	(50)	—	50	—
Deferred finance fees	—	—	(931)	(599)	—	(1,530)
Purchase of treasury stock	(475)	—	—	—	—	(475)
Due (to) from affiliates	6,322	—	(8,055)	1,733	—	—
Net cash provided by (used in) financing activities	5,847	—	(15,285)	(4,510)	50	(13,898)
Effect of exchange rate changes on cash	—	—	—	2,000	—	2,000
Net increase in cash and cash equivalents	—	—	212	5,537	—	5,749
Cash and cash equivalents at beginning of period	—	—	348	5,549	—	5,897
Cash and cash equivalents at end of period	$—	$—	$560	$11,086	$—	$11,646
Supplemental cash flow information:
Income taxes paid, net	$4,354	$—	$348	$4,769	$—	$9,471
Interest paid, net	$4,187	$—	$3,107	$13,664	$—	$20,958

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.                Controls and Procedures

As of December 31, 2004, based upon an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that as of the evaluation date, the Company’s disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports that it files or submits under the Securities and Exchange Act of 1934 (the “Exchange Act”) and (2) are adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms. Further, there were no changes in the Company’s internal controls over financial reporting identified in connection with that evaluation that occurred during the quarter ended December 31, 2004, that have materially affected or would be reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B.     Other Information

None.

Part III

Item 10.                 Directors, Executive Officers and Key Management

The following sets forth certain information with respect to the persons who are members of our Board of Directors, our executive officers and key management employees of our company and our subsidiaries.

Name	Age	Position
J. David Smith	56	Chief Executive Officer, President and Chairman of the Board
Mitchell B. Lewis	42	Executive Vice President and Corporate Business Development Director
R. Scott Vansant	42	Vice President, Secretary and Chief Financial Officer
Scott R. Anderson	42	President—Amerimax Building Products, Inc.
Dudley Rowe	46	President—Amerimax Home Products, Inc.
Rob Dresen	50	Managing Director—Euramax Coated Products B.V.
David C. Pugh	55	Managing Director—Ellbee Limited
Aloyse Wagener	57	Managing Director—Euramax Industries S.A.
Nick E. Dowd	47	President—Fabral, Inc.
Gerald Williams	49	Managing Director—Euramax Coated Products Limited
Stuart M. Wallis	59	Director
Joseph M. Silvestri	43	Director
Richard E. Mayberry, Jr.	51	Director
Paul E. Drack	77	Director
Thomas F. McWilliams	61	Director

J. David Smith has been Chief Executive Officer and a Director of our company since September 1996. In March 2002, Mr. Smith was named Chairman of the Board of Directors. Mr. Smith’s career in the fabricated products industry spans thirty-three years, starting with various operational responsibilities with Howmet Aluminum Corp. In 1983, through Alumax’s acquisition of Howmet, Mr. Smith became Alumax’s Vice President and General Manager of the Building Specialties Division and became President of Alumax Home and Specialty Products Group in 1988. Mr. Smith became President of Alumax Fabricated Products in 1990 and was appointed a Vice President of Alumax, Inc. in 1994. Mr. Smith is a director of Commercial Metals Company.

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

Stuart M. Wallis became a director of our company and non-executive chairman of the Board of Directors in February 1997. Mr. Wallis stepped down as non-executive chairman in March 2002. Mr. Wallis served as Chief Executive for Fisons plc from 1994 to 1995 and is currently Chairman of Protherics plc and Plethora Solutions Holdings plc, in addition to a number of private companies.

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

Thomas F. McWilliams became a director of our company in June 2003. Since 1983, Mr. McWilliams has been affiliated with Citigroup Venture Capital and has served as vice president and a managing partner of Citigroup Venture Capital as well as a member of its investment committee. Mr. McWilliams also serves as a director of each of MMI Products, Inc., Royster-Clark, Inc., Strategic Industries, Inc., and IWCO Direct.

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

Code of Ethics

Effective August 5, 2004, the Company adopted a code of ethics applicable to its officers (including the Company’s chief executive officer, chief financial officer and controller) and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is included as Exhibit 14.1 to this filing. In the event that the Company amends or waives any of the provisions of the Code of Business Conduct and Ethics applicable to its officers (including the Company’s chief executive officer, chief financial officer or controller) and employees, the Company intends to publicly disclose the same.

Item 11.                 Executive Compensation

The following table summarizes the compensation paid or accrued for fiscal years 2004, 2003 and 2002 to our chief executive officer and our executive officers during fiscal year 2004 (each such person being referred to as a “named executive officer”).

Summary Compensation Table

		Annual		Long-Term Compensation
		Compensation		Restricted	LTIP	All Other
Name and Principal Position	Year	Salary	Bonus	Stock Awards(3)	Payouts	Compensation(1)(2)
J. David Smith,	2004	$538,542	$660,000	$—	$220,870	$31,139
Chief Executive Officer,	2003	490,625	1,030,580	1,352,240	—	30,093
President and Director	2002	431,250	409,312	—	—	28,599
Mitchell B. Lewis,	2004	306,500	312,000	—	78,868	12,840
Executive Vice President	2003	281,667	553,202	816,400	—	12,540
and Corporate Business	2002	245,000	182,901	—	—	12,022
Development Director
R. Scott Vansant,	2004	255,417	260,000	—	78,868	12,840
Vice President, Secretary	2003	235,333	461,002	816,400	—	12,505
and Chief Financial	2002	206,000	153,786	—	—	11,934
Officer

(1)          Excludes certain perquisites received which do not exceed the lessor of $50,000 or ten percent of any named executive officer’s salary and bonus.

(2)          All other compensation for 2004 consists of the Company’s matching contributions to the defined contribution plan, term life insurance and discretionary Company contributions to the defined contribution plan based on age and years of service: J. David Smith earned $12,689 for term life insurance and $18,450 for the defined contribution plan; Mitchell B. Lewis earned $540 for term life insurance and $12,300 for the defined contribution plan; R. Scott Vansant earned $540 for term life insurance and $12,300 for the defined contribution plan.

(3)          Messrs. Smith, Lewis and Vansant received 3,380.6, 2,041 and 2,041 restricted stock awards in June 2003, respectively. The Company’s shares are closely held, therefore the restricted stock awards were valued based upon the price paid for the Company’s shares in the 2003 Stock Transaction.

2003 Equity Compensation Plan

We have established an equity compensation program, the Euramax International, Inc. 2003 Equity Compensation Plan, or the 2003 Equity Plan, for the purposes of attracting and retaining valued employees. The 2003 Equity Plan seeks to accomplish these goals by offering certain management employees a greater stake in our success, and to encourage ownership of our stock by these employees. Under the 2003 Equity Plan, we have granted restricted shares of our Class A common stock to selected officers or other key employees. We have reserved 35,719.6 shares of Class A common stock for issuance under the 2003 Equity Plan. In connection with the 2003 Stock Transaction, we granted 9,569.6 shares of restricted Class A common stock and 26,150 options to purchase shares of our Class A common stock

The 2003 Equity Plan is administered by a committee designated by our board of directors, which shall have at least two members, each of whom shall be a “non-employee director” as defined in Rule 16b-3 under the Securities Exchange Act of 1934, or the Exchange Act, and an “outside director” as defined in Section 162(m) of the Internal Revenue Code of 1986, or the Code. The committee has full authority to act in selecting the eligible employees to whom awards of options or restricted stock may be granted. The committee will determine the times at which such awards of options or restricted stock may be granted, the time and matter in which options may be exercised, the type and amount of award that may be granted, the terms and conditions of awards that may be granted under the 2003 Equity Plan and the terms of agreements which will be entered into with employees designated to participate in the 2003 Equity Plan.

However, in no event may the exercise price of any non-qualified options granted under the 2003 Equity Plan be less than the fair market value of the underlying shares on the grant date.

The 2003 Equity Plan permits the committee to grant both incentive stock options and non-qualified stock options, but all 26,150 options granted as of the date hereof are non-qualified stock options. The committee may determine the number of options granted to each participant, the exercise price of each option, the duration of the options (not to exceed ten years), vesting provisions and all other terms and conditions of such options in individual option agreements. The non-qualified stock option grant agreements in effect on the date hereof provide that each participant will vest in 20% of the shares subject to the option grant on each anniversary of the date of grant, until becoming 100% vested after 5 years. Non-qualified stock option grant agreements under the 2003 Equity Plan provide that upon termination of employment with us, the exercise period for vested options will generally be limited, except that vested options will be canceled immediately upon a termination for cause. The non-qualified stock option grant agreements provide for the cancellation of all unvested options upon termination of employment with us. Under the 2003 Equity Plan, if any options shares subject to an outstanding option grant are forfeited or if the option grant otherwise terminates without exercise, any of these forfeited or terminated option grant shares may be reissued at the discretion of the committee.

The 2003 Equity Plan also permits us to grant participants restricted shares of our Class A common stock. The committee will determine the number of shares of restricted stock granted to each participant, the period the restricted stock is unvested and subject to forfeiture and all other terms and conditions applicable to such restricted stock in individual restricted stock agreements. The restricted stock agreements in effect on the date hereof provide that the participant will vest in 100% of the restricted shares five years from the date of grant. If an employee voluntarily terminates his or her employment, the employee will forfeit any unvested shares of restricted stock. If employment is terminated for any reason other than voluntary termination, all unvested shares of the restricted stock shall be accelerated as of the date of the non-voluntary termination. All shares of restricted stock granted, and all shares acquired upon exercise of options granted, under the 2003 Equity Plan will be subject to the stockholders agreement described under “Item 13. Certain Relationships and Related Transactions—Stockholders Agreement”.

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

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	35,719.6	$400.0	400.0
Total	35,719.6	$400.0	400.0

Pension Plans

We sponsor a defined benefit plan, known as the Amerimax Companies Retirement Income Plan, or Retirement Plan, which is intended to qualify under section 401 of the Code. The Retirement Plan covers certain U.S. hourly employees on their employment commencement date. The benefits under this plan are based primarily on a benefit rate multiplied by a participant’s years of service.

The Retirement Plan provides normal retirement benefits at age 65 generally determined by multiplying the applicable benefit rate by the participant’s years of service. Benefit rates are determined from the applicable appendix of the plan pertaining to specific employee groups.

Generally, with a few exceptions, an employee who has reached age 60 with five years of service may elect to retire early with reduced benefits. The normal form of benefit under the Retirement Plan for an unmarried participant is a single life annuity and for a married participant is a joint and 50% survivor annuity. Other optional forms of benefit, which provide for actuarially reduced pensions, are also available. Under U.S. federal law for 2004, benefits from the Retirement Plan are limited to $165,000 per year.

As of December 31, 2004, the fair market value of the Retirement Plan’s assets was approximately $3.2 million. Both the plan’s FAS 87 accumulated benefit obligation, or ABO, and its projected benefit obligation, or PBO, was approximately $4.5 million. Accordingly, the Retirement Plan’s PBO exceeded its assets by approximately $1.3 million.

Euramax U.K. Pension Plan

We sponsor a foreign defined benefit pension plan, known as the Euramax U.K. Pension Plan, or U.K. Plan, which is contracted out of the State Earnings Related Pension Scheme on a final salary basis and is approved under Chapter I of Part XIV of the Income and Corporation Taxes Act of 1988. The U.K. Plan covers substantially all of our employees located in the United Kingdom. The benefits under this plan are based primarily on the highest annual average of pensionable salary during any continuous three year period during the ten years prior to normal retirement.

The U.K. Plan provides normal retirement benefits at age 65 equal to one-sixtieth of final pensionable earnings for each year of pensionable service. Members contribute at the rate of 4% of their pensionable salaries and we are responsible for the balance of the cost of providing benefits from the plan.

As of December 31, 2004, the fair market value of the U.K. Plan’s assets was approximately $21.7 million. The plan’s PBO and ABO were approximately $37.2 million and $34.1 million, respectively. Accordingly, the U.K. Plan’s PBO exceeded it assets by approximately $15.5 million.

401(k) Plans

We maintain a non-contributory defined benefit pension plan that covers substantially all of our U.S. hourly employees. We also maintain two defined contribution retirement and savings plans, which allow our employees to contribute a percentage of their pre-tax and/or after-tax income in accordance with specified guidelines. We match a certain percentage of employee pre-tax contributions up to certain limits. Further, the plans provide for discretionary contributions by us based on our employees’ years of service with us and their age. Our expenses for the three years ended December 31, 2004, December 26, 2003, and December 27, 2002, were approximately $1.8 million, $1.7 million and $1.5 million, respectively.

Phantom Stock Plan

We sponsor a phantom stock plan, known as the Euramax International, Inc. 1999 Phantom Stock Plan, under which key executives or other management employees were granted one-time awards of phantom shares. A phantom share is a unit equal to 4% of the equity value of Euramax International, as defined by the plan, divided by 40,000 (the maximum number of phantom shares that may be awarded to participants under the plan). A phantom share entitles the participant to receive compensation equal to the value of a phantom share on December 31, 2003, minus the value of a phantom share at the date of grant, all as defined by the plan. On January 1, 1999, 36,000 of the phantom shares were granted, of which 26,547 shares remain outstanding as of December 31, 2004 and December 26, 2003. No additional grants of shares will be made under the Plan. The value of the awards became fixed on December 31, 2003. Compensation is being paid out in four equal payments during the first quarter of 2004 through 2007, unless there is a change in control, a public offering of our common stock, or the death or disability of the participant.

Incentive Compensation Plan

We sponsor an incentive compensation plan, known as the Euramax Incentive Compensation Plan, which provides benefits to our executive officers and key employees. Under the terms of our incentive compensation plan, we establish annual performance objectives for each participant and a target award upon achievement of performance objectives. The performance objectives are generally based on a formula that incorporates our EBITDA and return on average net assets, each as determined in accordance with the plan, and target awards are based on a percentage of each participant’s base salary. Annual awards are generally paid as soon as practicable after our determination of the achievement of performance objectives. In the event of a change of control of our company, we must pay a pro-rata portion of each participant’s full target award for the year in which the change of control occurs.

Severance Agreements

We have entered into severance agreements with our executive officers Messrs. Smith, Lewis and Vansant. We have also entered into severance agreement with twelve other employees. The severance agreements have been approved by our Board of Directors, but our obligations thereunder are contingent upon approval by more than 75% of the voting power of our outstanding stock, which approval we have agreed to obtain prior to the execution of any binding contract that would result in a change of control (as defined in the severance agreements).

The severance agreements with Messrs. Smith, Lewis and Vansant provide that if they are terminated without cause (as defined in the severance agreements) or they voluntarily terminate their employment with us for good reason (as defined in the severance agreements), in each case upon or within two years after a change of control, they will receive severance compensation equal to the sum of (a) their base salary owing through the date of termination and any unpaid bonus for the prior fiscal year, (b) a prorata portion (based on the number of days worked in the year of termination) of their annual bonus equal to at least 50% (60% in the case of Mr. Smith) of the higher of their salary at the time of the change of control and their salary for the year in which the termination occurs, (c) any accrued and unpaid vacation pay; (d) three (3) times their base salary as in effect thirty days prior to the change of control; and (e) three (3) times 50% (60% in the case of Mr. Smith) of their annualized base salary for the fiscal year in which they are terminated. With regard to Mr. Smith, upon a change of control, certain provisions and definitions in his employment agreement are automatically revised to be the same provisions and definitions as in his severance agreement. For a period of three years following the termination of Mr. Smith’s employment, we will provide Mr. Smith and his qualified beneficiaries continued coverage under all insurance plans in which Mr. Smith or his qualified beneficiaries participated immediately prior to the termination, subject to timely payment by Mr. Smith of all required premiums, contributions and other co-payments.

In addition, each of Messrs. Smith, Lewis and Vansant are entitled to a gross-up payment in the event the severance payments they are entitled to under their severance agreements, along with any other payments or benefits made available to them in connection with the termination of their employment or a change of control, trigger an excise tax. The gross-up payment will be an additional amount necessary to reimburse them on an after-tax basis for the excise tax.

Each executive party to a severance agreement may be entitled to severance payments as outlined above if he is terminated before the change of control if he can reasonably demonstrate that the termination was at the request or suggestion of a third party who effectuates the change of control. All executives or employees party to a severance agreement are required to sign a release of certain claims in order to be eligible to receive severance payments.

Retention Bonus Program

Our Board of Directors has approved the 2005 Retention Bonus Program. Our obligations under the 2005 Retention Bonus Program are contingent upon approval by more than 75% of the voting power of our outstanding stock, which approval we have agreed to obtain prior to the execution of any binding contract that would result in a change of control.

Under the 2005 Retention Bonus Program, if a change of control (as defined in the severance agreements) occurs on or prior to December 31, 2005, we will pay various executives and management employees up to an aggregate of $2,950,000 in retention bonuses. To be eligible to receive the retention bonuses, the executive or management employee must have either remained employed with us at the time of the consummation of the change of control (unless terminated at the request or suggestion of a party to the change of control) or died, become disabled (as defined by our company policy) or retired with our consent prior to the consummation of the change of control. Upon request, the executive or management employee must also deliver a certificate in such executive or management employee’s capacity as an officer or director of the Company with respect to certain matters relating to the agreement resulting in the change of control.

As of the date hereof payments have been authorized under and subject to the terms of the 2005 Retention Bonus Program to our executive officers in the amount of $1,000,000 to Mr. Smith, $700,000 to Mr. Lewis and $630,000 to Mr. Vansant. An additional $620,000 remains available under the program for grants to other employees that are recommended by our Chief Executive Officer and approved by our Compensation Committee.

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

During his employment term, Mr. Smith is eligible to participate in all benefit programs in which all senior executive employees of our company are eligible to participate, including at a minimum basic and supplemental life insurance in total equal to 4 1/2 times base salary, accidental death and dismemberment insurance equal to 4 1/2 times base salary and long-term disability insurance equal to 2/3 the amount of Mr. Smith’s base salary and target bonus. Subject to certain exceptions, including termination for cause or termination in connection with a change of control of our company as described below, in the event we terminate Mr. Smith’s employment he will be entitled to receive monthly severance payments for a period of 24 months equal to the monthly portion of Mr. Smith’s annualized salary, target bonus and the annualized dollar value of his other benefits in effect on the date of termination.

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

Compensation of Directors

Non-executive directors are paid an annual fee of $25,000. Additionally, directors are reimbursed for out-of-pocket expenses incurred in connection with attending our board of director meetings.

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

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 31, 2005 regarding the beneficial ownership of Euramax International common stock by each person or entity known to us to own more than 5% of the outstanding shares of Euramax International common stock, each member of our board of directors and each of our named executive officers and all of the members of our board of directors and our executive officers as a group. Except as set forth below, to our knowledge, the stockholders listed below have sole voting and investment power as to the shares of stock shown as beneficially owned by them. Beneficial ownership of the shares of stock listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act.

	Number and Percent of Shares of
	Euramax International(1)
	Class A Common Stock
	Number	Percent
Greater than 5% Stockholders:
Citigroup Venture Capital Equity Partners, L.P.(2) 399 Park Avenue, 14th Floor New York, NY 10043	265,762.48	82.3%
Named Executive Officers and Directors:
J. David Smith(3)	8,815.25	2.7%
Mitchell B. Lewis(3)	6,702.35	2.1%
R. Scott Vansant(3)	4,485.95	1.4%
Joseph M. Silvestri(4)	270,084.50	83.7%
Richard E. Mayberry(4)	265,961.98	82.4%
Paul E. Drack(5)	779.87	*
Stuart M. Wallis(6)	4,668.82	1.4%
Thomas F. McWilliams(4)(7)	266,007.85	82.4%
Executive Officers and Directors as a Group (8 persons)	295,981.61	91.7%

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

(3)          The address of each of Mr. Smith, Mr. Lewis and Mr. Vansant is c/o Euramax International, Inc., 5445 Triangle Parkway, Suite 350, Norcross, Georgia 30092.

(4)          Includes 265,762.48 shares of Class A common stock beneficially owned by CVCEP. Each of Mr. Silvestri, Mr. Mayberry and Mr. McWilliams is a member of management of CVCEP. Each disclaims beneficial ownership of the shares owned by CVCEP. The address of each of Mr. Silvestri, Mr. Mayberry and Mr. McWilliams is c/o Citigroup Venture Capital Equity Partners, L.P., 399 Park Avenue, 14th Floor, New York, NY  10022.

(5)          The address of Mr. Drack is c/o Euramax International, Inc., 5445 Triangle Parkway, Suite 350, Norcross, Georgia 30092.

(6)          The address of Mr. Wallis is c/o Protherics plc, 4th Floor, 3 Creed Court, 5 Ludgate Hill, London EC4M 7AA.

(7)          Includes 245.37 shares of Class A common stock owned by the Thomas F. McWilliams Flint Trust, a trust which may be deemed to be beneficially owned by Mr. McWilliams. Mr. McWilliams disclaims beneficial ownership of the shares owned by the Thomas F. McWilliams Flint Trust.

Item 13.                 Certain Relationships and Related Transactions

Repurchases of Common Stock

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

In connection with the retirement of certain key employees from the Company, we repurchased 6,649.2 shares of Euramax International Class A common stock in 2003 for approximately $2.6 million in the aggregate.

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

The stockholders agreement generally restricts the transfer of shares of the Company’s common stock. Exceptions to this restriction include transfers to affiliates, transfers to the Company, transfers for estate planning purposes and transfers to family members, in each case, so long as any transferee agrees to be bound by the terms of the stockholders agreement. After an initial public offering, additional exceptions to the transfer restrictions will include sales pursuant to certain registration rights of the stockholders.

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

Advisory Agreement

In connection with the 2003 Stock Transaction, the Company entered into an advisory agreement with CVC Management LLC, or CVC Management, pursuant to which CVC Management may provide financial, advisory and consulting services to the Company. In exchange for these services, CVC Management will be entitled to an annual advisory fee. CVC Management’s annual advisory fee will be the greater of $0.6 million per year or 1% of the Company’s consolidated EBITDA (as defined in the advisory agreement), plus out-of-pocket expenses. Annual advisory fees in excess of $1.0 million are subject to the consent of the Company’s lenders under the credit facility. In December 2004, the Company paid $1.2 million to CVC Management for the 2004 annual advisory fee. In December 2003, the Company paid $0.8 million to CVC Management for the 2003 annual advisory fee. The Company has also agreed to pay CVC Management a transaction fee in connection with the consummation of each acquisition, divestiture or financing, including any refinancing, by the Company or any of its subsidiaries, in an amount equal to 1% of the value of the transaction, plus reasonable out-of-pocket expenses. Pursuant to the advisory agreement, the Company paid CVC Management a $1.0 million transaction fee in July 2003 in connection with services provided in connection with the 2003 Stock Transaction, a $2.0 million transaction fee in August 2003 in connection with the issuance and sale of the 8.5% Notes and a $1.5 million transaction fee in October 2003 in connection with the amendment and restatement of the senior secured credit facility. These transaction fees were capitalized. This advisory agreement has an initial term of ten years following the close of the 2003 Stock Transaction, subject to automatic one year extensions thereafter unless terminated by either party upon written notice 90 days prior to the expiration of the initial term or any extension thereof. The advisory agreement automatically terminates on a change of control or an initial public offering of the Company’s common stock. There are no minimum levels of service required to be provided pursuant to the advisory agreement. The advisory agreement includes customary indemnification provisions in favor of CVC Management.

Item 14.                 Principal Accountant Fees and Services

The following table presents the aggregate fees billed for services rendered by Ernst & Young LLP for fiscal years ended December 31, 2004 and December 26, 2003.

	Fiscal	Fiscal
	2004	2003
Audit fees	$953,000	$1,512,000
Audit-related fees	—	35,000
Tax fees	334,000	479,000
All other fees	—	—
	$1,287,000	$2,026,000

Audit fees.   These are fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our Quarterly Reports on Form 10-Q, international statutory audits, comfort letters, consents, an Offering Memorandum and registrations statements, accounting consultations necessary to comply with generally accepted auditing standards and other required statutory procedures.

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

Part IV

Item 15.                 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)     The following consolidated financial statements of Euramax International, Inc. and its subsidiaries are included in Part II, Item 8.

Report of Independent Auditors	34
Consolidated Statements of Earnings for year ended December 31, 2004, the five months ended May 23, 2003, the seven months ended December 26, 2003, and the year ended December 27, 2002.	35
Consolidated Balance Sheets at December 31, 2004 and December 26, 2003.	36
Consolidated Statements of Changes in Equity for the year ended December 31, 2004, the five months ended May 23, 2003, the seven months ended December 26, 2003, and the year ended December 27, 2002.	37
Consolidated Statements of Cash Flows for the year ended December 31, 2004, the five months ended May 23, 2003, the seven months ended December 26, 2003, and the year ended December 27, 2002.	38
Notes to Consolidated Financial Statements	39

(a)(2)     Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts	101

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
Dated: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Euramax International, Inc. and in the capacities and on the dated indicated.

	Signature	Title	Date
By:	/s/ J. DAVID SMITH	Chief Executive Officer, President and Director	March 31, 2005
J. David Smith
By:	/s/ R. SCOTT VANSANT	V.P., Secretary and Chief Financial Officer	March 31, 2005
R. Scott Vansant
By:	/s/ STUART M. WALLIS	Director	March 31, 2005
Stuart M. Wallis
By:	/s/ JOSEPH M. SILVESTRI	Director	March 31, 2005
Joseph M. Silvestri
By:	/s/ THOMAS F. MCWILLIAMS	Director	March 31, 2005
Thomas F. McWilliams
By:	/s/ RICHARD E. MAYBERRY, JR.	Director	March 31, 2005
Richard E. Mayberry, Jr.
By:	/s/ PAUL E. DRACK	Director	March 31, 2005
Paul E. Drack

Schedule II

Euramax International, Inc.
Valuation and Qualifying Accounts
Thousands of U.S. Dollars

Description	Classification	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts(1)	Deductions(2)	Balance at end of period
For the year ended December 31, 2004
Allowance for doubtful accounts	A/R, net	$(2,956)	$(185)	$(110)	$933	$(2,318)
For the five months ended May 23, 2003
Allowance for doubtful accounts	A/R, net	$(3,513)	$(212)	$(90)	$660	$(3,155)
For the seven months ended December 26, 2003
Allowance for doubtful accounts	A/R, net	$(3,155)	$(600)	$(142)	$941	$(2,956)
For the year ended December 27, 2002
Allowance for doubtful accounts	A/R, net	$(3,938)	$177	$(179)	$427	$(3,513)
For the year ended December 31, 2004
Allowance for obsolete inventory	Inventories	$(3,581)	$(702)	$(183)	$1,235	$(3,231)
For the five months ended May 23, 2003
Allowance for obsolete inventory	Inventories	$(3,827)	$(232)	$(112)	$439	$(3,732)
For the seven months ended December 26, 2003
Allowance for obsolete inventory	Inventories	$(3,732)	$(591)	$(274)	$1,016	$(3,581)
For the year ended December 27, 2002
Allowance for obsolete inventory	Inventories	$(3,284)	$(2,234)	$(286)	$1,977	$(3,827)
For the year ended December 31, 2004
Income tax valuation allowance	Deferred income taxes, long-term liability	$(1,889)	$815	$(952)	—	$(2,026)
For the five months ended May 23, 2003
Income tax valuation allowance	Deferred income taxes, long-term liability	$(2,744)	$(277)	—	—	$(3,021)
For the seven months ended December 26, 2003
Income tax valuation allowance	Deferred income taxes, long-term liability	$(3,021)	$556	$576	—	$(1,889)
For the year ended December 27, 2002
Income tax valuation allowance	Deferred income taxes, long-term liability	$(2,525)	$(219)	—	—	$(2,744)

Note:

(1)   Changes due to foreign currency translation adjustment, 2003 Stock Transaction and acquisition of Berger Holdings, Ltd.

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

10.5

First Amendment dated as of May 28, 2004 to the Third Amended and Restated Credit Agreement among Euramax International, Inc. and its subsidiaries, Wachovia Bank, N.A., as agent and lender, and the Lenders named therein. (Incorporated by reference to Exhibit 10.1 in Euramax International, Inc.’s Quarterly Report on Form 10-Q which was filed on August 9, 2004).

10.6

Second Amendment dated as of January 11, 2005 to the Third Amended and Restated Credit Agreement among Euramax International, Inc. and its subsidiaries, Wachovia Bank, N.A., as agent and lender, and the Lenders named therein.

10.7

Third Amendment dated as of March 15, 2005 to the Third Amended and Restated Credit Agreement among Euramax International, Inc. and its subsidiaries, Wachovia Bank, N.A., as agent and lender, and the Lenders named therein. (Incorporated by reference to Exhibit 99.1 in Euramax International, Inc.’s Current Report on Form 8-K which was filed on March 21, 2005).

10.8

Letter Agreement, dated December 1, 1999, by and between Euramax International, Inc. and Mitchell B. Lewis. (Incorporated by reference to Exhibit 10.5 in Euramax International, Inc.’s Registration Statement on Form S-4 which was filed on November 4, 2003).

10.9

Letter Agreement, dated December 1, 1999, by and between Euramax International, Inc. and R. Scott Vansant. (Incorporated by reference to Exhibit 10.6 in Euramax International, Inc.’s Registration Statement on Form S-4 which was filed on November 4, 2003).

10.10

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

10.24

Euramax International, Inc. Supplemental Executive Retirement Plan dated April 15, 2003 for Mitchell B. Lewis and R. Scott Vansant. (Incorporated by reference to Exhibit 10.15 in Euramax International, Inc.’s Quarterly Report on Form 10-Q which was filed on August 11, 2003).

10.25

Stock Purchase Agreement by and among Court Square Capital Limited and Euramax International, Inc., dated as of February 12, 2004. (Incorporated by reference to Exhibit 10.23 in Euramax International, Inc.’s Registration Statement on Form S-4/A which was filed on February 23, 2004).

10.26	Form Severence Agreement for J. David Smith.
10.27	Form Severence Agreement for Mitchell B. Lewis and R. Scott Vansant.
12.1	Computation of Ratio of Earnings to Fixed Charges.
14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 99.1 in Euramax International, Inc.’s Current Report on Form 8-K which was filed on August 12, 2004).
21.1	Subsidiaries of Euramax International, Inc.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.