Form 10-Q
period 2005-04-01
EURAMAX INTERNATIONAL INC
filed 2005-05-16
CIK 1026743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2005
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

☐ Yes  ☒ No

As of May 16, 2005, Registrant had 322,915.17 shares of Class A common stock outstanding and no shares of Class B common stock outstanding.

Part I—Financial Information

Item 1.                        Financial Statements

Euramax International, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(Thousands of U.S. Dollars)
(Unaudited)

	Three months ended April 1, 2005	Three months ended March 26, 2004
Net sales	$243,496	$195,403
Costs and expenses:
Cost of goods sold	200,220	156,883
Selling and general	21,675	19,876
Depreciation and amortization	5,469	5,115
Earnings from operations	16,132	13,529
Interest expense, net	(6,266)	(5,757)
Other income, net	2,053	771
Earnings before income taxes	11,919	8,543
Provision for income taxes	4,480	2,944
Net earnings	$7,439	$5,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Thousands of U.S. Dollars)
(Unaudited)

	April 1, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$41,337	$43,877
Accounts receivable, net	143,087	131,317
Inventories	170,846	134,280
Other current assets	13,850	10,722
Total current assets	369,120	320,196
Property, plant and equipment, net	159,650	161,288
Goodwill, net	138,539	140,483
Customer relationships, net	39,916	41,302
Other intangible assets, net	4,316	4,385
Deferred income taxes	6,159	5,934
Other assets	12,632	13,453
	$730,332	$687,041
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$1,189	$2,376
Accounts payable	117,876	103,978
Accrued expenses and other current liabilities	55,255	64,250
Current maturities of long-term debt	8,087	8,285
Total current liabilities	182,407	178,889
Long-term debt, less current maturities	317,474	276,086
Deferred income taxes	51,245	52,716
Other liabilities	28,532	32,187
Total liabilities	579,658	539,878
Shareholders’ equity:
Common stock	500	500
Additional paid-in capital	155,495	155,495
Treasury stock	(69,836)	(69,836)
Restricted stock	(2,424)	(2,616)
Retained earnings	65,989	58,550
Accumulated other comprehensive income	950	5,070
Total shareholders’ equity	150,674	147,163
	$730,332	$687,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Thousands of U.S. Dollars)
(Unaudited)

	Three months ended April 1, 2005	Three months ended March 26, 2004
Net cash used in operating activities	$(25,348)	$(24,979)
Cash flows from investing activities:
Proceeds from sales of assets	11	40
Purchases of businesses	(13,650)	(1,219)
Capital expenditures	(3,988)	(1,270)
Net cash used in investing activities	(17,627)	(2,449)
Cash flows from financing activities:
Net borrowings on revolving credit facility	46,000	11,404
Repayment of long-term debt	(2,067)	(1,449)
Changes in cash overdrafts	(1,187)	64
Expenses relating to stockholder transactions	(77)	(463)
Deferred finance fees	—	(434)
Net cash provided by financing activities	42,669	9,122
Effect of exchange rate changes on cash	(2,234)	661
Net decrease in cash and cash equivalents	(2,540)	(17,645)
Cash and cash equivalents at beginning of period	43,877	48,227
Cash and cash equivalents at end of period	$41,337	$30,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

Euramax International, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Thousands of U.S. Dollars)
(Unaudited)

1.   Basis of Presentation:

For purposes of this report the “Company” and “Euramax” refers to Euramax International, Inc. and subsidiaries, collectively.

The condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments considered necessary for the fair presentation of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed. Management believes that the disclosures made are adequate for a fair presentation of the Company’s results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the year-end consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The Company’s sales are somewhat seasonal, with the second and third quarters typically accounting for the highest sales volumes. Operating results for the period ended April 1, 2005, are not necessarily indicative of future results that may be expected for the year ending December 30, 2005.

Per share data has not been presented since such data provides no useful information, as the shares of the Company are closely held.

2.   Summary of Significant Accounting Policies:

For information regarding significant accounting policies, see Note 2 to the consolidated financial statements of the Company for the year ended December 31, 2004, set forth in the Company’s Annual Report on Form 10-K.

Goodwill

The change in goodwill, net from December 31, 2004 to April 1, 2005 is a result of the change in foreign exchange rates used in converting the local currency goodwill balance into U.S. Dollars.

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

	Three months ended April 1, 2005	Three months ended March 26, 2004
Net income, as reported	$7,439	$5,599
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(46)	(46)
Pro forma net income	$7,393	$5,553

The fair value of each option was estimated using the Black-Scholes option-pricing model using a risk free interest rate of 3.20%, an expected option life of 5 years, no volatility and no dividends.

Accounting Pronouncements

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

FASB Staff Position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), indicates that the lack of clarification of certain provisions within the Jobs Creation Act and the timing of the enactment necessitate a practical exception to the SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”) requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Creation Act on its plan for reinvestment or repatriation of foreign earnings. FSP 109-2 requires that the provisions of SFAS No. 109 be applied as an enterprise decides on its plan for reinvestment or repatriation of its unremitted foreign earnings. The Company is currently evaluating the details of the Jobs Creation Act and, as of April 1, 2005, management had not decided whether, and to what extent, the Company might repatriate foreign earnings under the Jobs Creation Act. Accordingly, the consolidated financial statements do not reflect any provision for taxes on the unremitted foreign earnings that might be remitted under the Jobs Creation Act. However, it is reasonably possible that the Company will repatriate some amount between $0 and $130 million during 2005, with the respective tax liability ranging from $0 to $6.8 million. The Company expects to be in a position to finalize its assessment and the impact, if any, it may have on income tax expense by December 30, 2005.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. The Company must adopt SFAS No. 123(R) by the beginning of its fiscal year 2006. Currently, the Company has elected to use the intrinsic value method permitted by APB 25 to value stock awards issued under equity compensation programs. The Company is evaluating option valuation models, including the Black-Scholes formula, to determine which model the Company will utilize upon adoption of SFAS No. 123(R). The Company plans to adopt SFAS No. 123(R) using the modified-prospective method. The Company does not anticipate that adoption of SFAS No. 123(R) will have a material impact on the Company’s stock-based compensation expense.

3.   Acquisitions:

On January  31, 2005, the Company acquired substantially all of the assets and assumed certain liabilities of Gutter Suppliers, Inc. The purchase price, including approximately $0.6 million in acquisition related fees and expenses, was approximately $13.9 million, subject to adjustment based on the amount of working capital of the acquired business on January 31, 2005. The Company has allocated the purchase price in excess of the net assets acquired to Gutter Suppliers, Inc.’s assets and liabilities under the purchase method of accounting based on preliminary estimates by management of fair market values of identifiable assets and liabilities. Gutter Suppliers, Inc. manufactures metal roof drainage products, primarily for the residential contractor market, and will be included in the U.S. Fabrication Roof Drainage segment. The results of operations of Gutter Suppliers, Inc. are included in the Company’s consolidated statement of earnings from the acquisition date.

4.   Inventories:

Inventories were comprised of:

	April 1, 2005	December 31, 2004
Aluminum and steel coil	$116,022	$91,431
Raw materials	23,578	22,553
Work in process	2,846	2,617
Finished products	28,400	17,679
	$170,846	$134,280

Inventories are net of related reserves totaling $3.6 million at April 1, 2005 and $3.2 million at December 31, 2004.

5.   Long-Term Obligations:

Long-term obligations consisted of the following:

	April 1, 2005	December 31, 2004
Senior Secured Credit Facility:
Revolving Credit Facility	$93,950	$50,095
Term Loan	29,414	31,977
8.50% Senior Subordinated Notes due 2011	200,000	200,000
Mortgage Note Payable	2,021	2,081
Capital Lease Obligations	176	218
	325,561	284,371
Less current maturities	(8,087)	(8,285)
	$317,474	$276,086

As of April 1, 2005, an undrawn amount of $13.8 million was available under the revolving credit facility.

6.   Commitments and Contingencies:

Raw Material Commitments

To assure continuity of supply, the Company negotiates contracts for minimum annual purchases of aluminum from several suppliers. Commitments for minimum annual purchases are typically at an agreed upon cost to convert aluminum ingot into coil. In addition, to ensure a margin on specific sales, the Company may commit to purchase aluminum ingot or coil at a fixed market price for future delivery. For further discussion of the Company’s raw material commitments, see Note 15 to the consolidated financial statements of the Company for the year ended December 31, 2004, set forth in the Company’s Annual Report on Form 10-K.

Litigation

The Company is currently party to legal proceedings that have arisen in the ordinary course of business. Certain proceedings involve claims by plaintiffs for reimbursement or damages that in the aggregate approximate $11.0 million. The Company has and will continue to vigorously defend itself in these matters. It is the opinion of the Company’s management, based upon information available at this time, that the expected outcome of these matters would not reasonably be expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company and its subsidiaries taken as a whole.

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

Product Warranties

The Company provides warranties on certain products. The warranty periods differ depending on the product, but generally range from one year to limited lifetime warranties. The Company provides accruals for warranties based on historical experience and expectations of future occurrence. A summary of the changes in the product warranty accrual follows:

	Three months ended April 1, 2005	Three months ended March 26, 2004
Beginning balance	$3,941	$3,993
Payments made or service provided	(592)	(729)
Warranty expense	833	728
Change related to changes in foreign currency exchange rates	(88)	(20)
Ending balance	$4,094	$3,972

7.   Comprehensive Income:

	Three months ended April 1, 2005	Three months ended March 26, 2004
Net earnings	$7,439	$5,599
Other comprehensive earnings (loss):
Foreign currency translation adjustment	(3,465)	(1,903)
Gain (loss) on derivative instruments, net:
Net changes in fair value of derivatives	1,110	(997)
Net gains reclassified from OCI into earnings	(1,765)	(498)
Comprehensive income	$3,319	$2,201

8.   Income Taxes:

The income tax provision for the three months ended April 1, 2005 and March 26, 2004, is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country by country basis, adjusted for changes in valuation allowances relating to the Company’s state net operating loss carryforwards and capital loss carryforwards.

9.   Employee Retirement Plans:

Net periodic pension costs for the Company’s non-contributory defined benefit pension plan covering substantially all U.S. hourly employees include the following components:

	Three months ended April 1, 2005	Three months ended March 26, 2004
Components of net periodic pension cost
Service cost	$115	$102
Interest cost	65	54
Expected return on assets	(67)	(55)
Amortization of prior service cost	1	—
Recognized actuarial net loss	4	—
Net periodic pension cost	$118	$101

Net periodic pension costs for the Company’s single employer pension plan covering certain employees in the United Kingdom include the following components:

	Three months ended April 1, 2005	Three months ended March 26, 2004
Components of net periodic pension cost
Service cost	$308	$274
Interest cost	532	461
Expected return on assets	(410)	(349)
Recognized actuarial net loss	—	—
Net periodic pension cost	$430	$386

10.   Segment Information:

U.S. Fabrication Roof Drainage—The U.S. Fabrication Roof Drainage segment primarily fabricates coated aluminum and steel coil to produce gutters, downspouts, soffit, fascia, gutter accessories and other products. Such products are primarily sold to home centers, distributors and home improvement contractors.

U.S. Fabrication Building Materials—The U.S. Fabrication Building Materials segment primarily fabricates coated aluminum and steel coil to produce roofing and siding panels, doors, windows, vehicle sidewalls and other products. Such products are primarily sold to RV manufacturers, rural contractors, home improvement contractors, industrial and architectural contractors and manufactured housing producers.

European Roll Coating—The European Roll Coating segment primarily roll coats aluminum and steel sheet and coil for RV, transportation and building panel manufacturers.

European Fabrication—The European Fabrication segment primarily fabricates aluminum extrusions and glass to produce windows, doors, shower enclosures, sunroofs and other products. Such products are primarily sold to transportation manufacturers, distributors, home centers and industrial and architectural contractors.

The accounting policies of the segments are the same as those described in Note 2 to the consolidated financial statements of the Company for the year ended December 31, 2004, set forth in the Company’s Annual Report on Form 10-K. Segment data includes intersegment revenues. The Company evaluates the performance of its segments and allocates resources to them based primarily on EBITDA (earnings before income taxes plus interest expense, net, provision for income taxes, and depreciation and amortization).

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

	Three months ended April 1, 2005	Three months ended March 26, 2004
Sales
U.S. Fabrication Roof Drainage	$59,059	$43,339
U.S. Fabrication Building Materials	95,190	71,133
European Roll Coating	57,460	49,522
European Fabrication	33,104	32,856
Total segment sales	244,813	196,850
Eliminations	(1,317)	(1,447)
Consolidated net sales	$243,496	$195,403
EBITDA
U.S. Fabrication Roof Drainage	$4,082	$2,159
U.S. Fabrication Building Materials	3,042	3,091
European Roll Coating	10,091	8,796
European Fabrication	4,451	4,132
Total EBITDA for reportable segments	21,666	18,178
Income that is not segment specific	1,988	1,237
Depreciation and amortization	(5,469)	(5,115)
Interest expense, net	(6,266)	(5,757)
Consolidated net earnings before income taxes	$11,919	$8,543

	April 1, 2005	December 31, 2004
Assets
U.S. Fabrication Roof Drainage	$203,902	$175,832
U.S. Fabrication Building Materials	206,529	188,349
European Roll Coating	182,488	182,256
European Fabrication	110,925	115,342
Assets that are not segment specific	26,488	25,262
Total assets	$730,332	$687,041

The following table reflects revenues from external customers by markets for the periods indicated. Revenues from external customers by groups of similar products have not been provided as it is impracticable for the Company to do so.

Customers/Markets	Primary Products	Three months ended April 1, 2005	Three months ended March 26, 2004
Original Equipment Manufacturers (“OEMs”)	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; RV doors, windows and roofing; and composite building panels	$108,272	$92,755
Home Centers	Raincarrying systems, roofing accessories, windows, doors and shower enclosures	31,936	27,092
Rural Contractors	Steel and aluminum roofing and siding	29,944	25,274
Home Improvement Contractors	Vinyl replacement windows; metal coils, raincarrying systems; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings	28,158	16,375
Distributors	Metal coils, raincarrying systems and roofing accessories	25,450	21,421
Industrial and Architectural Contractors	Standing seam panels and siding and roofing accessories	12,491	7,251
Manufactured Housing	Steel siding and trim components	7,245	5,235
		$243,496	$195,403

11.   Subsequent Event:

On April 12, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GSCP Emax Acquistion, LLC (“Parent”) and Emax Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of Parent. Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company being the surviving corporation of the merger. The aggregate purchase price to be paid by Parent for all of the common stock of the Company (including shares of common stock issuable upon the exercise of options) is $1,038.0 million less outstanding debt, net of cash and cash equivalents, and certain of the Company’s transaction expenses. The aggregate purchase price is subject to further adjustment based on the amount of working capital of the Company immediately prior to the closing. Following the merger, former stockholders of the Company will also be paid the amount of certain tax refunds that may be received by the Company relating to the periods prior to the closing, on the terms set forth in the Merger Agreement. The closing of the transactions contemplated by the Merger Agreement is subject to customary closing conditions, including with respect to Parent’s debt financing of a portion of the aggregate purchase price. The financing of the acquisition is subject to customary terms and conditions for closing. The Merger Agreement permits the Company or Parent to terminate the Merger Agreement if the merger has not been consummated on or before June 30, 2005.

On May 3, 2005, the Company commenced a tender offer to purchase for cash any and all of its outstanding $200.0 million 8.50% senior subordinated notes due 2011 (the “Notes”) on the terms and subject to the conditions set forth in its Offer to Purchase and Consent Solicitation Statement dated May 3, 2005 and the related Consent and Letter of Transmittal. In connection with the tender offer, the Company is soliciting consents to certain proposed amendments to the indenture governing the Notes (the

“Indenture”). If all conditions to the tender offer and consent solicitation are satisfied, holders of the Notes who validly tender their Notes pursuant to the tender offer and validly tender their consent pursuant to the consent solicitation by May 16, 2005 (the “Consent Date”), will be paid a total consideration for each $1,000 principal amount of the Notes equal to the present value (minus accrued interest) of (a) $1,042.50, the amount payable per $1,000 principal amount of the Notes on August 15, 2007, the first date on which the Notes are redeemable at a fixed price (the “First Redemption Date”), and (b) an amount equal to the interest that would have been paid on the Notes from the date of payment up to and including the First Redemption Date, in each case determined on the basis of a yield to the First Redemption Date equal to the sum of (i) the yield of the 3.25% U.S. Treasury Note due August 15, 2007, plus (ii) a fixed spread of 50 basis points. In addition, holders who validly tender and do not validly withdraw their Notes in the tender offer will receive accrued and unpaid interest from the last interest payment date up to, but not including, the date of payment. In connection with the tender offer, the Company is soliciting consents to certain proposed amendments to eliminate substantially all of the restrictive covenants and certain events of default in the Indenture and to modify the defeasance and certain other provisions contained in the Indenture. The Company is offering to make a consent payment of $20 per $1,000 of principal amount of the Notes (which is included in the total consideration described above) to holders who validly tender their Notes prior to the Consent Date. Holders who tender their Notes after the Consent Date will not receive the consent payment. The tender offer is scheduled to expire on June 1, 2005, unless otherwise extended or earlier terminated by the Company (the “Expiration Date”). The tender offer is conditioned on, among other things, (i) there being validly tendered prior to the Expiration Date and not validly withdrawn at least a majority in aggregate principal amount of the Notes outstanding; (ii) the receipt of consents of holders of at least a majority of the then aggregate outstanding principal amount of the Notes with respect to, and execution of a supplemental indenture providing for, the proposed amendments to the Indenture; (iii) receipt by the Company on or prior to the Expiration Date of net proceeds from the Related Financing Transactions (as defined in the Offer to Purchase and Consent Solicitation Statement) or other available sources of cash, in each case, on terms and conditions satisfactory to the Company and in an amount sufficient to pay the aggregate total consideration payable pursuant to the tender offer, plus all fees and expenses related to the tender offer and the consent solicitation; and (iv) the consummation of the proposed merger of the Company with Emax Merger Sub, Inc., on or prior to the Expiration Date.

12.   Supplemental Condensed Consolidating Financial Statements:

On August 6, 2003, Euramax International, Inc. and Euramax International Holdings B.V. (each a “Co-Obligor”) issued $200.0 million of 8.50% senior subordinated notes due 2011, which were subsequently exchanged for new notes with substantially identical terms. Each of the domestic restricted subsidiaries, as defined in the related bond indenture (the “Guarantor Subsidiaries”), fully and unconditionally guarantee the obligations of the Co-Obligors. The following supplemental condensed consolidating financial statements as of April 1, 2005 and December 31, 2004 and for the three months ended April 1, 2005 and March 26, 2004, reflect the financial position, results of operations, and cash flows of each of the Co-Obligors, and such combined information of the Guarantor Subsidiaries and the non-guarantor subsidiaries (the “Non-Guarantor Subsidiaries”). Euramax International Holdings B.V. has no operations other than equity interests in consolidated subsidiaries that were acquired on March 16, 2004.

	Three months ended April 1, 2005
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$153,334	$90,227	$(65)	$243,496
Costs and expenses:
Cost of goods sold	—	—	131,246	69,039	(65)	200,220
Selling and general	825	8	13,955	6,887	—	21,675
Depreciation and amortization	—	—	3,436	2,033	—	5,469
(Loss) earnings from operations	(825)	(8)	4,697	12,268	—	16,132
Equity in earnings of subsidiaries	8,722	6,237	—	(2)	(14,957)	—
Interest expense, net	(3,121)	(1,543)	(1,179)	(423)	—	(6,266)
Internal interest income (expense), net	264	(40)	(1,575)	1,351	—	—
Other income (expense), net	1,578	(222)	2,166	(1,469)	—	2,053
Earnings before income taxes	6,618	4,424	4,109	11,725	(14,957)	11,919
(Benefit) provision for income taxes	(821)	(571)	1,854	4,018	—	4,480
Net earnings	$7,439	$4,995	$2,255	$7,707	$(14,957)	$7,439

	Three months ended March 26, 2004
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net sales	$—	$—	$113,838	$81,668	$(103)	$195,403
Costs and expenses:
Cost of goods sold	—	—	94,371	62,615	(103)	156,883
Selling and general	633	—	12,975	6,268	—	19,876
Depreciation and amortization	—	—	2,701	2,414	—	5,115
(Loss) earnings from operations	(633)	—	3,791	10,371	—	13,529
Equity in earnings of subsidiaries	7,581	2,152	—	—	(9,733)	—
Interest expense, net	(3,343)	(1,500)	(274)	(640)	—	(5,757)
Internal interest income (expense), net	9	1,022	(1,588)	557	—	—
Other income (expense), net	718	(13)	743	(677)	—	771
Earnings before income taxes	4,332	1,661	2,672	9,611	(9,733)	8,543
(Benefit) provision for income taxes	(1,267)	(169)	1,071	3,309	—	2,944
Net earnings	$5,599	$1,830	$1,601	$6,302	$(9,733)	$5,599

	As of April 1, 2005
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$1	$18	$1,698	$39,620	$—	$41,337
Accounts receivable, net	—	—	69,774	73,313	—	143,087
Inventories	—	—	134,470	36,376	—	170,846
Other current assets	2,609	—	8,934	2,307	—	13,850
Total current assets	2,610	18	214,876	151,616	—	369,120
Property, plant and equipment, net	—	—	75,639	84,011	—	159,650
Amounts due from affiliates	126,888	183	91,508	86,653	(305,232)	—
Goodwill, net	—	—	94,176	44,363	—	138,539
Customer relationships, net	—	—	25,466	14,450	—	39,916
Other intangible assets, net	—	—	4,316	—	4,316
Investment in consolidated subsidiaries	302,574	111,853	—	1,158	(415,585)	—
Deferred income taxes	—	2,546	(18)	3,631	—	6,159
Other assets	5,217	2,689	3,473	1,253	—	12,632
	$437,289	$117,289	$509,436	$387,135	$(720,817)	$730,332
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$1,189	$—	$—	$1,189
Accounts payable	—	—	71,052	46,824	—	117,876
Accrued expenses and other current liabilities	(2,514)	(1,265)	23,658	35,376	—	55,255
Current maturities of long-term debt	—	—	317	7,770	—	8,087
Total current liabilities	(2,514)	(1,265)	96,216	89,970	—	182,407
Long-term debt, less current maturities	137,255	62,745	95,829	21,645	—	317,474
Amounts due to affiliates	152,307	2,133	125,998	24,794	(305,232)	—
Deferred income taxes	748	—	29,323	21,174	—	51,245
Other liabilities	—	11,588	2,182	14,762	—	28,532
Total liabilities	287,796	75,201	349,548	172,345	(305,232)	579,658
Shareholders’equity:
Common stock	500	21	1	35,023	(35,045)	500
Additional paid-in capital	155,866	29,170	119,166	110,673	(259,380)	155,495
Treasury stock	(69,836)	—	—	—	—	(69,836)
Restricted stock	(2,424)	—	—	—	—	(2,424)
Retained earnings	65,989	18,104	41,147	37,717	(96,968)	65,989
Accumulated other comprehensive income (loss)	(602)	(5,207)	(426)	31,377	(24,192)	950
Total shareholders’ equity	149,493	42,088	159,888	214,790	(415,585)	150,674
	$437,289	$117,289	$509,436	$387,135	$(720,817)	$730,332

	As of December 31, 2004
	Euramax International, Inc. (Co-Obligor)	Euramax International Holdings B.V. (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
ASSETS
Current assets:
Cash and cash equivalents	$1	$18	$1,113	$42,745	$—	$43,877
Accounts receivable, net	—	—	64,187	67,130	—	131,317
Inventories, net	—	—	97,724	36,556	—	134,280
Other current assets	2,609	—	6,478	1,635	—	10,722
Total current assets	2,610	18	169,502	148,066	—	320,196
Property, plant and equipment, net	—	—	73,595	87,693	—	161,288
Amounts due from affiliates	125,722	193	87,168	86,943	(300,026)	—
Goodwill, net	—	—	94,275	46,208	140,483
Customer relationships, net	—	—	25,693	15,609	41,302
Other intangible assets, net	—	—	4,385	—	—	4,385
Investment in consolidated subsidiaries	300,114	114,179	—	1,159	(415,452)	—
Deferred income taxes	—	2,231	—	3,703	—	5,934
Other assets	5,422	2,937	3,701	1,393	—	13,453
	$433,868	$119,558	$458,319	$390,774	$(715,478)	$687,041
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Cash overdrafts	$—	$—	$2,376	$—	$—	$2,376
Accounts payable	—	—	58,145	45,833	—	103,978
Accrued expenses and other current liabilities	1,038	731	26,357	36,124	—	64,250
Current maturities of long-term debt	—	—	361	7,924	—	8,285
Total current liabilities	1,038	731	87,239	89,881	—	178,889
Long-term debt, less current maturities	137,255	62,745	52,033	24,053	—	276,086
Amounts due to affiliates	149,233	2,200	125,451	23,142	(300,026)	—
Deferred income taxes	748	—	29,986	21,982	—	52,716
Other liabilities	—	13,848	3,470	14,869	—	32,187
Total liabilities	288,274	79,524	298,179	173,927	(300,026)	539,878
Shareholders’equity:
Common stock	500	21	1	35,023	(35,045)	500
Additional paid-in capital	155,866	29,170	119,166	110,673	(259,380)	155,495
Treasury stock	(69,836)	—	—	—	—	(69,836)
Restricted stock	(2,616)	—	—	—	—	(2,616)
Retained earnings	58,550	13,109	41,426	33,003	(87,538)	58,550
Accumulated other comprehensive income (loss)	3,130	(2,266)	(453)	38,148	(33,489)	5,070
Total shareholders’ equity	145,594	40,034	160,140	216,847	(415,452)	147,163
	$433,868	$119,558	$458,319	$390,774	$(715,478)	$687,041

	Three months ended April 1, 2005
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net cash (used in) provided by operating activities	$(3,408)	$468	$(22,054)	$5,174	$(5,528)	$(25,348)
Cash flows from investing activities:
Proceeds from sales of assets	—	—	2	9	—	11
Purchases of businesses	—	—	(13,650)	—	—	(13,650)
Capital expenditures	—	—	(2,986)	(1,002)	—	(3,988)
Net cash (used in) investing activities	—	—	(16,634)	(993)	—	(17,627)
Cash flows from financing activities:
Net borrowings on revolving credit facility	—	—	46,000	—	—	46,000
Repayment of long-term debt	—	—	(102)	(1,965)	—	(2,067)
Change in cash overdrafts	—	—	(1,187)	—	—	(1,187)
Dividends paid	—	—	(2,534)	(2,994)	5,528	—
Expenses relating to the 2003 Stock Transaction	(77)	—	—	—	—	(77)
Due to/from affiliates	3,485	40	(2,886)	(639)	—	—
Net cash provided by (used in) financing activities	3,408	40	39,291	(5,598)	5,528	42,669
Effect of exchange rate changes on cash	—	(508)	(18)	(1,708)	—	(2,234)
Net increase (decrease) in cash and cash equivalents	—	—	585	(3,125)	—	(2,540)
Cash and cash equivalents at beginning of period	1	18	1,113	42,745	—	43,877
Cash and cash equivalents at end of period	$1	$18	$1,698	$39,620	$—	$41,337

	Three months ended March 26, 2004
	Euramax International Inc. (Co-Obligor)	Euramax International Holdings BV (Co-Obligor)	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated Totals
Net cash provided by (used in) operating activities	$54,890	$(2,603)	$(24,057)	$7,872	$(61,081)	$(24,979)
Cash flows from investing activities:
Proceeds from sales of assets	—	—	32	8	—	40
Purchases of businesses	—	—	(1,219)	—	—	(1,219)
Contributed capital to subsidiaries	(28,262)	—	—	—	28,262	—
Transfer of businesses between affiliates	—	(88,262)	—	88,262	—	—
Capital expenditures	—	—	(908)	(362)	—	(1,270)
Net cash (used in) provided by investing activities	(28,262)	(88,262)	(2,095)	87,908	28,262	(2,449)
Cash flows from financing activities:
Net borrowings on revolving credit facility	—	—	10,000	1,404	—	11,404
Repayment of long-term debt	—	—	(109)	(1,340)	—	(1,449)
Change in cash overdrafts	—	—	64	—	—	64
Dividends paid	—	—	—	(61,081)	61,081	—
Expenses relating to the 2003 Stock Transaction	(463)	—	—	—	—	(463)
Deferred financing fees	(249)	(112)	(52)	(21)	—	(434)
Contributed capital from parent	—	28,262	—	—	(28,262)	—
Due to/from affiliates	(25,915)	62,248	271	(36,604)	—	—
Net cash (used in) provided by financing activities	(26,627)	90,398	10,174	(97,642)	32,819	9,122
Effect of exchange rate changes on cash	—	467	—	194	—	661
Net increase (decrease) in cash and cash equivalents	1	—	(15,978)	(1,668)	—	(17,645)
Cash and cash equivalents at beginning of period	—	21	19,408	28,798	—	48,227
Cash and cash equivalents at end of period	$1	$21	$3,430	$27,130	$—	$30,582

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The following discussion should be read in conjunction with the condensed consolidated financial statements included elsewhere in this document, as well as the year-end consolidated financial statements and management’s discussion and analysis included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

We are an international producer of residential and non-residential building materials and recreational vehicle exterior components made of aluminum, steel, copper, vinyl and fiberglass. Our core building products include roof drainage products, metal roofing, siding and accessories, and specialty coated metals. Our core RV products include aluminum siding, roofing and doors. Our Company enjoys leading market positions in several niche markets, including roof drainage products sold to home centers and aluminum RV siding, in the United States and Europe. In addition, we sell an extensive line of accessory products, including roofing and siding hardware, trim parts and roof drainage accessories. Our products are sold to a wide range of customers, including distributors, contractors, home centers as well as RV and automotive OEMs. We have extensive in-house manufacturing and distribution capabilities. Our manufacturing and distribution network consists of 57 strategically located facilities, 51 across the United States and 6 in Europe.

Our financial performance is affected by, among other factors, underlying trends and activities in the U.S. and Europe related to consumer spending for residential repair and remodeling, demand for non-residential construction, and demand for recreational vehicles. Our building products sold for residential repair and remodeling include roof drainage products, vinyl windows, patios and awnings, and doors. Projects for roof drainage repair and remodeling are often low cost, necessary activities that are non-discretionary to prevent home damage. Repair and remodeling activity related to products other than roof drainage are typically discretionary and more closely tied to trends in disposable income, mortgage interest rates and general economic conditions. Our building products sold for non-residential construction include metal roofing and siding, coated metal coils and accessories. Demand for these materials is driven by overall trends in commercial construction activity including rural and agricultural construction in the U.S. and industrial and architectural construction in both the U.S. and Europe. Our products sold for the RV market include siding, roofing and doors. Demand for these RV products is driven by trends in disposable income, interest rates and general economic conditions, as well as similar demographic trends relating to the increased proportion of the U.S. and European population constituted by consumers over age 55, who form an important source of demand for our products.

Our net sales and cost of goods sold can fluctuate significantly in a manner unrelated to sales volume. This results from the high percentage of our cost of goods sold that is represented by aluminum and steel raw material cost. Changes in these costs are typically passed along through selling price increases or decreases. Both aluminum and steel raw material costs increased significantly in 2004, driving higher selling prices for our aluminum and steel products. Similarly, reductions in aluminum and steel raw material costs could be expected to result in lower selling prices.

The Company’s sales are somewhat seasonal, with the second and third quarters typically accounting for higher sales volumes.

Results of Operations

Three Months Ended April 1, 2005 as Compared to Three Months Ended March 26, 2004

The following table sets forth the Company’s Statements of Earnings Data expressed as a percentage of net sales:

	Three month ended
	April 1, 2005	March 26, 2004
Statements of Earnings Data:
Net sales	100.0%	100.0%
Costs and expenses:
Cost of goods sold	82.2	80.3
Selling and general	8.9	10.2
Depreciation and amortization	2.2	2.6
Earnings from operations	6.6	6.9
Interest expense, net	(2.6)	(2.9)
Other income, net	0.8	0.4
Earnings before income taxes	4.9	4.4
Provision for income taxes	1.8	1.5
Net earnings	3.1%	2.9%

op

	Net Sales			Earnings from Operations
In thousands	Three months ended April 1, 2005	Three months ended March 26, 2004	Increase	Three months ended April 1, 2005	Three months ended March 26, 2004	Increase
U.S. Fabrication Roof Drainage	$58,144	$42,718	36.1%	$1,320	$898	47.0%
U.S. Fabrication Building Materials	95,189	71,106	33.9%	2,393	1,941	23.3%
European Roll Coating	57,058	48,722	17.1%	8,842	7,387	19.7%
European Fabrication	33,105	32,857	0.8%	3,577	3,303	8.3%
Totals	$243,496	$195,403	24.6%	$16,132	$13,529	19.2%

Net Sales.   For the three months ended April 1, 2005, net sales were $243.5 million compared to $195.4 million for the three months ended March 26, 2004, an increase of $48.1 million or 24.6%. Net sales in the U.S. increased 34.7% to $153.3 million for the three months ended April 1, 2005, from $113.8 million for the three months ended March 26, 2004. This increase in net sales in the U.S. includes an increase in the U.S. Fabrication Roof Drainage segment of $15.4 million or 36.1% and an increase in the U.S. Fabrication Building Materials segment of $24.1 million or 33.9%. Net sales in the U.S. Fabrication Roof Drainage segment increased primarily as a result of higher selling prices on raincarrying products manufactured from aluminum and steel, together with the acquisition of Gutter Suppliers on January 31, 2005. Net sales in the U.S. Fabrication Building Materials segment increased primarily as a result of higher sales volumes, together with higher selling prices, of aluminum doors, exterior walls and roofing panels to U.S. RV manufacturers, higher selling prices on fabricated aluminum and steel roofing and siding sold to rural and industrial and architectural contractors, higher sales volumes of painted aluminum coil to external customers from our Helena, Arkansas paintline, higher sales volumes, together with higher selling prices, of patio awning products to home improvement contractors, and higher sales volumes of fabricated steel siding and accessory parts to manufactured housing producers.

Net sales in Europe increased 10.5% to $90.2 million for the three months ended April 1, 2005, from $81.6 million for the three months ended March 26, 2004. This increase in net sales in Europe includes an increase in the European Roll Coating segment of $8.3 million or 17.1%, and an increase in the European Fabrication segment of $0.2 million or 0.8%. Approximately $2.3 million and $1.3 million of the increase in the European Roll Coating segment and the European Fabrication segment, respectively, were a result of the strengthening of the Euro and British Pound against the U.S. Dollar. The balance of the increase in the European Roll Coating segment primarily resulted from higher sales volumes of painted aluminum and steel coil to European OEMs, including European RV manufacturers and commercial panel manufacturers. Partially offsetting the increase in the European Fabrication segment resulting from the strengthening of the Euro and British Pound against the U.S. Dollar, were lower net sales of fabricated doors and windows to European RV manufacturers, together with lower net sales of fabricated wall panels to OEMs, primarily commercial panel manufacturers, from France.

Cost of goods sold.   Cost of goods sold, as a percentage of net sales, were 82.2% for the three months ended April 1, 2005, compared to 80.3% for the three months ended March 26, 2004. Higher aluminum and steel costs in the three months ended April 1, 2005 have largely been offset by higher selling prices on products manufactured from aluminum and steel. The increase in net sales resulting from higher selling prices, together with a similar increase in cost of sales resulting from higher aluminum and steel costs, is the primary reason for the increase in cost of goods sold as a percentage of net sales.

Selling and general.   Selling and general expenses, as a percentage of net sales, were 8.9% for the three months ended April 1, 2005, compared to 10.2% for the three months ended March 26, 2004. Selling and general expenses increased to $21.7 million in the three months ended April 1, 2005, from $19.9 million in the three months ended March 26, 2004. This increase resulted primarily from the acquisition of Gutter Suppliers on January 31, 2005, together with higher selling expenses due to the increase in sales volume, higher employee compensation expense and higher legal and professional fees. Additionally, a stronger Euro and British Pound against the U.S. Dollar in the three months ended April 1, 2005, used in converting local currency into U.S. Dollars, resulted in higher selling and general expense in the three months ended April 1, 2005.

Depreciation and amortization.   Depreciation and amortization was $5.5 million for the three months ended April 1, 2005, compared to $5.1 million for the three months ended March 26, 2004. This increase in depreciation and amortization expense is primarily related to amortization of customer relationships that were recorded at the time we finalized our estimates of the fair market values of identifiable assets in connection with the 2003 Stock Transaction, partially offset by lower depreciation expense resulting from changes in the useful lives of machinery and equipment, as disclosed in Note 2 in our consolidated financial statements for the year ended December 31, 2004, set forth in our Annual Report on Form 10-K.

Earnings from operations.   Earnings from operations were $16.1 million for the three months ended April 1, 2005, compared to $13.5 million for the three months ended March 26, 2004. Operating margins were 6.6% for the three months ended April 1, 2005, compared to 6.9% for the three months ended March 26, 2004.

Earnings from operations in the U.S. Fabrication Roof Drainage segment were $1.3 million for the three months ended April 1, 2005, compared to $0.9 million for the three months ended March 26, 2004. Operating margins increased to 2.3% for the three months ended April 1, 2005, from 2.1% for the three months ended March 26, 2004. Higher operating margins resulted primarily from higher selling prices on products manufactured from aluminum and steel in the three months ended April 1, 2005, partially offset by higher aluminum and steel costs. The acquisition of Gutter Suppliers, Inc. reduced operating margins in the U.S. Fabrication Roof Drainage segment by 1.6% during the three months ended April 1, 2005. This reduction in operating margin primarily resulted from the application of the purchase method of accounting to the assets and liabilities of Gutter Suppliers. This application of purchase accounting resulted in increasing the value of inventory on the acquisition date by $0.9 million. This inventory was sold and recorded as cost of goods sold in February and March of 2005. The U.S. Fabrication Roof Drainage

segment’s sales volumes are typically lower in the first quarter than in the second, third and fourth quarters, historically resulting in lower operating margins in the first quarter.

Earnings from operations in the U.S. Fabrication Building Materials segment were $2.4 million for the three months ended April 1, 2005, compared to $1.9 million for the three months ended March 26, 2004. This increase primarily resulted from higher sales volumes of aluminum doors, exterior walls and roofing panels to U.S. RV manufacturers, patio awning products to home improvement contractors, and fabricated steel siding and accessory parts to manufactured housing producers. Operating margins decreased to 2.5% in the three months ended April 1, 2005, from 2.7% in the three months ended March 26, 2004. Higher aluminum and steel costs in the three months ended April 1, 2005 have largely been offset by higher selling prices on products manufactured from aluminum and steel. The U.S. Fabrication Building Materials segment’s sales volumes are typically lower in the first quarter than in the second, third and fourth quarters, historically resulting in lower operating margins in the first quarter.

Earnings from operations in the European Roll Coating segment were $8.8 million for the three months ended April 1, 2005, compared to $7.4 million for the three months ended March 26, 2004. This increase primarily resulted from higher sales volumes in the three months ended April 1, 2005. Operating margins increased to 15.5% in the three months ended April 1, 2005, from 15.2% in the three months ended March 24, 2004. The strengthening of the Euro and British Pound against the U.S. Dollar increased the European Roll Coating segment’s earnings from operations by $0.4 million.

Earnings from operations in the European Fabrication segment were $3.6 million for the three months ended April 1, 2005, compared to $3.3 million for the three months ended March 26, 2004. This increase primarily resulted from the strengthening of the Euro and British Pound against the U.S. Dollar. The strengthening of the Euro and British Pound against the U.S. Dollar increased the European Fabrication segment’s earnings from operations by $0.2 million. Operating margins increased to 10.8% in the three months ended April 1, 2005, from 10.1% in the three months ended March 26, 2004.

Interest expense, net.   Net interest expense was $6.3 million for the three months ended April 1, 2005, compared to $5.8 million for the three months ended March 26, 2004. The increase in net interest expense in 2005 is primarily the result of a higher outstanding average debt balance during the three months ended April 1, 2005 that was primarily incurred in connection with the repurchase of shares of Euramax common stock in the second quarter of 2004, together with the acquisition of Gutter Suppliers on January 31, 2005. The average outstanding balance under our senior secured credit facility was $109.2 million at an average interest rate of 5.7% for the three months ended April 1, 2005, compared to $45.6 million at an average interest rate of 6.4% for the three months ended March 26, 2004.

Other income, net.   Other income, net was $2.1 million for the three months ended April 1, 2005, compared to $0.8 million for the three months ended March 26, 2004. Other income, net in both periods primarily resulted from foreign exchange gains and losses on unhedged assets and liabilities remeasured into the local currency.

Provision for income taxes.   The income tax provision for the period is based on the effective tax rate expected to be applicable for the full year. The effective rate for the provision for income taxes was 37.6% for the three months ended April 1, 2005, compared to 34.5% for the three months ended March 26, 2004. This increase primarily resulted from a higher effective tax rate in foreign jurisdictions.

Liquidity and Capital Resources

Liquidity.   Our primary liquidity needs arise from debt service and the funding of capital expenditures. Our liquidity sources at April 1, 2005 include $41.3 million in cash and cash equivalents and an undrawn amount of $13.8 million which is available under our revolving credit facility.

On April 12, 2005, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GSCP Emax Acquistion, LLC (“Parent”) and Emax Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of Parent. Pursuant to the Merger Agreement, Merger Sub will be merged with and into Euramax International, with Euramax International being the surviving corporation of the merger. The aggregate purchase price to be paid by Parent for all of our common stock (including shares of common stock issuable upon the exercise of options) is $1,038.0 million less outstanding debt, net of cash and cash equivalents, and certain of our transaction expenses. The aggregate purchase price is subject to further adjustment based on the amount of our working capital immediately prior to the closing. Following the merger, our former stockholders will also be paid the amount of certain tax refunds that we may receive relating to the periods prior to the closing, on the terms set forth in the Merger Agreement. The closing of the transactions contemplated by the Merger Agreement is subject to customary closing conditions, including with respect to Parent’s debt financing of a portion of the aggregate purchase price. The financing of the acquisition is subject to customary terms and conditions for closing. The Merger Agreement permits us or Parent to terminate the Merger Agreement if the merger has not been consummated on or before June 30, 2005.

On May 3, 2005, we commenced a tender offer to purchase for cash any and all of our outstanding $200.0 million 8.50% senior subordinated notes due 2011 (the “Notes”) on the terms and subject to the conditions set forth in our Offer to Purchase and Consent Solicitation Statement dated May 3, 2005 and the related Consent and Letter of Transmittal. In connection with the tender offer, we are soliciting consents to certain proposed amendments to the indenture governing the Notes (the “Indenture”). If all conditions to the tender offer and consent solicitation are satisfied, holders of the Notes who validly tender their Notes pursuant to the tender offer and validly tender their consent pursuant to the consent solicitation by May 16, 2005 (the “Consent Date”), will be paid a total consideration for each $1,000 principal amount of the Notes equal to the present value (minus accrued interest) of (a) $1,042.50, the amount payable per $1,000 principal amount of the Notes on August 15, 2007, the first date on which the Notes are redeemable at a fixed price (the “First Redemption Date”), and (b) an amount equal to the interest that would have been paid on the Notes from the date of payment up to and including the First Redemption Date, in each case determined on the basis of a yield to the First Redemption Date equal to the sum of (i) the yield of the 3.25% U.S. Treasury Note due August 15, 2007, plus (ii) a fixed spread of 50 basis points. In addition, holders who validly tender and do not validly withdraw their Notes in the tender offer will receive accrued and unpaid interest from the last interest payment date up to, but not including, the date of payment. In connection with the tender offer, we are soliciting consents to certain proposed amendments to eliminate substantially all of the restrictive covenants and certain events of default in the Indenture and to modify the defeasance and certain other provisions contained in the Indenture. We are offering to make a consent payment of $20 per $1,000 of principal amount of the Notes (which is included in the total consideration described above) to holders who validly tender their Notes prior to the Consent Date. Holders who tender their Notes after the Consent Date will not receive the consent payment. The tender offer is scheduled to expire on June 1, 2005, unless otherwise extended or earlier terminated by us (the “Expiration Date”). The tender offer is conditioned on, among other things, (i) there being validly tendered prior to the Expiration Date and not validly withdrawn at least a majority in aggregate principal amount of the Notes outstanding; (ii) the receipt of consents of holders of at least a majority of the then aggregate outstanding principal amount of the Notes with respect to, and execution of a supplemental indenture providing for, the proposed amendments to the Indenture; (iii) receipt by us on or prior to the Expiration Date of net proceeds from the Related Financing Transactions (as defined in the Offer to Purchase and Consent Solicitation Statement) or other available sources of cash, in each case, on terms and conditions satisfactory to us and in an amount sufficient to pay the aggregate total consideration payable pursuant to the tender offer, plus all fees and expenses related to the tender offer and the consent solicitation; and (iv) the consummation of the proposed merger of Euramax International with Emax Merger Sub, Inc., on or prior to the Expiration Date.

In October 2004, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed into law. The Jobs Creation Act includes a temporary incentive for U.S. multinationals to repatriate foreign earnings at an effective 5.25 percent tax rate. Such repatriations must occur in either an enterprise’s last tax year that began before the enactment date, or the first tax year that begins during the one-year period beginning on the date of enactment. We are currently evaluating the details of the Jobs Creation Act and have not decided whether, and to what extent, we might repatriate foreign earnings under the Jobs Creation Act. However, it is reasonably possible that we will repatriate some amount between $0 and $130 million during 2005, with the respective tax liability ranging from $0 to $6.8 million.

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

Our primary source of liquidity is funds generated from operations, which are supplemented by borrowings under our senior secured credit facility. Net cash used in operating activities for the three months ended April 1, 2005 and March 26, 2004 were $25.3 million and $25.0 million, respectively. In addition to cash generated from earnings, key components of our cash flow from operations are changes in our working capital accounts. The three months ended April 1, 2005 include a use of cash resulting from an increase in accounts receivable and inventories of $11.1 million and $23.4 million, respectively. The three months ended March 26, 2004 include a use of cash resulting from an increase in accounts receivable and inventories of $16.3 million and $14.8 million, respectively. See discussion of working capital management below.

Net cash used in investing activities increased to $17.6 million in the three months ended April 1, 2005, compared to $2.4 million in the three months ended March 26, 2004. The three months ended April 1, 2005 include a use of cash for the acquisition of Gutter Suppliers, Inc. of $13.6 million. The three months ended April 1, 2005 and March 26, 2004 include a use of cash for capital expenditures of $4.0 million and $1.3 million, respectively. See discussion of capital expenditures below.

Net cash provided by financing activities increased to $42.7 million for the three months ended April 1, 2005, compared to $9.1 million for the three months ended March 26, 2004. During the three months ended April 1, 2005 we borrowed $46.0 million under our revolving credit facility, compared to $11.4 million in the three months ended March 26, 2004. The borrowings in 2005 were primarily used to to acquire Gutter Suppliers, Inc. and to fund working capital needs. The borrowings in 2004 were primarily used to fund working capital needs.

Capital Expenditures.   Our capital expenditures were $4.0 million and $1.3 million for the three months ended April 1, 2005 and March 26, 2004, respectively. Capital expenditures in 2005 included approximately $0.5 million for improvements to our paintlines in Helena, Arkansas; Lancaster, Pennsylvania; Corby, England; and Roermond, The Netherlands; and approximately $1.0 million for several projects related to business expansion. Capital expenditures in 2004 include approximately $0.1 million for improvements to our paintlines and approximately $0.2 million for several projects related to business expansion. The balance of capital expenditures in both periods related to purchases and upgrades of fabricating equipment, transportation and material moving equipment, and information systems.

We have made and will continue to make capital expenditures to comply with environmental laws. We estimate that our environmental capital expenditures for 2005 will approximate $0.3 million.

Working Capital Management.   Working capital was $186.7 million as of April 1, 2005, compared to $141.3 million as of December 31, 2004. This increase in working capital is largely attributable to higher accounts receivable and inventories, together with lower accrued liabilities and other current liabilities as of April 1, 2005. These items were partially offset by higher accounts payable as of April 1, 2005. Seasonal demands of the business, combined with higher selling prices and higher raw materials costs, resulted in substantial increases from year end in trade accounts receivable, inventories and accounts payable.

Accounts receivable of $143.1 million as of April 1, 2005, increased $11.8 million, from $131.3 million as of December 31, 2004. As of April 1, 2005, days sales outstanding in accounts receivable were 54 days, compared to 49 days as of December 31, 2004 and 64 days as of March 26, 2004.

Inventories of $170.8 million as of April 1, 2005, increased $36.5 million, from $134.3 million as of December 31, 2004. As of April 1, 2005, days sales in inventories were 75 days, compared to 66 days as of December 31, 2004 and 57 days as of March 26, 2004. The increase in inventories is primarily the result of higher aluminum, steel and copper prices, together with higher volumes of these materials in ending inventory.

Environmental Matters

Our exposure to environmental matters has not changed significantly from the year ended December 31, 2004. For detailed information regarding environmental matters, see “Management’s Discussion and Analysis—Risk Management” set forth in our Annual Report on Form 10-K for the year ended December 31, 2004.

Note Regarding Forward-Looking Statements:   The Management’s Discussion and Analysis and other sections of this Form 10-Q may contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which we operate, and management’s beliefs and assumptions. Such forward-looking statements include terminology such as “may”, “will”, “should”, “expects”, “anticipates”, “intends”, “plans”, “believes”, “contemplates”, “projects”, “predicts”, “estimates”, or variations of such words and similar expressions regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements in this report include, but are not limited to: (1) statements regarding management’s expectation that the outcome of legal proceedings and claims that have arisen in the ordinary course of business would not reasonably be expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows; and (2) statements regarding management’s belief that our potential share of the estimated aggregate liability for the costs of remedial actions and related costs and expenses at various hazardous waste disposal sites in which we have been named as a defendant in lawsuits or as a potentially responsible party are not material and that the reasonably probable outcome of these matters will not materially exceed established reserves and will not have a material impact on our future financial position, net earnings or cash flows. These forward-looking statements are based on a number of assumptions that could ultimately prove inaccurate, and, therefore, there can be no assurance that they will prove to be accurate. All such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Important factors that could cause future financial performance to differ materially and significantly from past results and from those expressed or implied in this document include, without limitation, the risks of acquisition of businesses (including limited knowledge of the businesses acquired and misrepresentations by sellers), changes in business strategy or development plans, the cyclical demand for our products, the supply and/or price of aluminum and other raw materials, currency exchange rate fluctuations, environmental regulations, availability of financing, competition, reliance on key management personnel, ability to manage growth, loss of customers, and a variety of other factors. For further information on these and other risks, see the “Risk Factors” section of Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004, as well as our other filings with the Securities and Exchange Commission. We assume no obligation to update publicly our forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

The following discussion about the Company’s risk management activities includes forward-looking statements that involve risk and uncertainties. Actual results could differ materially from those projected in the forward-looking statement. See “Note Regarding Forward Looking Statements” for additional information regarding the Private Securities Litigation Reform Act. The Company’s management of market risk from changes in interest rates, exchange rates and commodity prices has not changed from the year ended December 31, 2004. For detailed information regarding the Company’s risk management, see “Management’s Discussion and Analysis—Risk Management” and “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Interest Rate Risk

This analysis presents the hypothetical increase in interest expense and increase in other expense related to those financial instruments and derivative instruments held by us at April 1, 2005, that are sensitive to changes in interest rates. A hypothetical 10 percent increase in interest rates for one year on our variable rate financial instruments would increase interest expense by approximately $0.7 million as calculated at April 1, 2005, as compared to a hypothetical increase in interest expense of approximately $0.5 million as calculated at December 31, 2004.

A hypothetical 10 percent increase in the interest rate spread for one year on our derivative instruments would have no affect on other expense at April 1, 2005, as compared to a hypothetical increase in other expense of $0.1 million as calculated at December 31, 2004.

Foreign Currency Exchange Risk

This analysis presents the hypothetical increase in foreign exchange loss and increase in interest expense related to those financial instruments and derivative instruments held by us at April 1, 2005, that are sensitive to changes in foreign currency exchange risks. A hypothetical 10 percent increase in the British Pound compared to the U.S. Dollar would increase our foreign exchange loss by approximately $3.7 million as calculated at April 1, 2005, compared to a hypothetical increase in foreign exchange loss of approximately $3.9 million as calculated at December 31, 2004. A hypothetical 10 percent increase in the Euro compared to the U.S. Dollar would increase our foreign exchange loss by approximately $3.9 million as calculated at April 1, 2005, compared to a hypothetical increase in foreign exchange loss of approximately $4.1 million as calculated at December 31, 2004.

All other factors remaining unchanged, a hypothetical 10 percent increase in foreign currency exchange rates for one year would increase interest expense by approximately $0.4 million as calculated at April 1, 2005 and December 31, 2004, for those financial instruments and derivative instruments affected by foreign currency exchange fluctuations.

Item 4.                        Controls and Procedures

As of April 1, 2005, based upon an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer concluded that as of the evaluation date, the Company’s disclosure controls and procedures (1) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports that it files or submits under the Securities and Exchange Act of 1934 (the “Exchange Act”) and (2) are adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms. Further, there were no changes in the Company’s internal controls over financial reporting identified in connection with that evaluation that occurred during the quarter ended April 1, 2005, that have materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EURAMAX INTERNATIONAL, INC.

Signature	Title	Date
/s/ J. DAVID SMITH	Chairman, Chief Executive Officer and President	May 16, 2005
J. David Smith
/s/ R. SCOTT VANSANT	Chief Financial Officer and Secretary	May 16, 2005
R. Scott Vansant

Exhibit Index

Exhibit Number	Description
2.3

Agreement and Plan of Merger among Euramax International, Inc., GSCP Emax Acquisition, LLC and Emax Merger Sub, Inc. dated April 12, 2005 (Incorporated by reference to the Exhibit with the same number in Euramax International, Inc.’s Current Report on Form 8-K dated April 18, 2005.)

3.1

Certificate of Incorporation of Euramax International, Inc. (Incorporated by reference to the Exhibit with the same number in Euramax International, Inc.’s Registrations Statement on Form S-4 (Reg. No. 333-05978) which became effective on February 7, 1997.)

3.2

Bylaws of Euramax International, Inc. (Incorporated by reference to the Exhibit with the same number in Euramax International, Inc.’s Registration Statement on Form S-4 (Ref. No. 333-05978) which became effective on February 7, 1997.)

4.1

Supplemental Indenture, dated as of March 31, 2005, among Euramax International, Inc., Gutter Acquisition, Inc., Euramax International Holdings B.V. and JPMorgan Chase Bank, N.A., as trustee, to the Indenture, dated as of August 6, 2003 (Incorporated by reference to the Exhibit with the same number in Euramax International, Inc.’s Current Report on Form 8-K dated April 6, 2005.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.