Form 10-K
period 2011-12-30
Euramax Holdings, Inc.
filed 2012-03-23
CIK 1026743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                    to
Commission File No.
EURAMAX HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2502320 (I.R.S. Employer Identification Number)
5445 Triangle Parkway, Suite 350, Norcross, GA (Address of principal executive offices)	30092 (Zip Code)
Registrant's telephone number, including area code: (770) 449-7066
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class N/A	Name of each exchange on which registered N/A
Securities registered pursuant to Section 12(g) of the Act: None
__________________________________________________
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no public market for the Company's common stock. The registrant has 100,549 shares of common stock held by non-affiliates.
There were 185,413 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of March 23, 2012.
DOCUMENTS INCORPORATED BY REFERENCE
Certain exhibits to the registrant’s registration statement on Form S-4, as amended, are incorporated by reference into Item 15 of this report.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words "believe," "expect," "anticipate," "intend," "estimate" and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, the costs of operating as a public company, our capital programs and environmental expenditures. These statements involve known and unknown risks, uncertainties and other factors, including the factors described under "Item 1A. Risk Factors," that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

•	the cyclical nature of the markets we serve;

•	the general level of economic activity;

•	the loss or reduction of purchases by key customers;

•	consolidation of purchasing power among our customers;

•	the supply and price levels of essential raw materials, particularly aluminum and steel;

•	risks associated with the manufacturing process due to operating hazards and interruptions, including unscheduled maintenance or downtime;

•	risks associated with higher energy costs and the risk of disruptions in energy suppliers;

•	the adequacy of our insurance coverage;

•	our ability to effectively compete in the markets we serve;

•	the integrity of our information systems;

•	seasonal effects on our customers' purchasing activity;

•	adverse weather conditions;

•	our ability to adequately protect our intellectual property rights and successfully defend against third-party claims of intellectual property infringement;

•	the effect of product liability or warranty claims against us;

•	environmental, health and safety laws and regulations;

•	our significant indebtedness, and our ability to incur additional debt in the future;

•	our ability to remain compliant under the agreements governing our indebtedness;

•	our ability to refinance our indebtedness or generate sufficient cash to service all of out indebtedness;

•	restrictions under our existing or future debt agreements that limit our operations;

•	exposure to adjustments in interest rates;

•	declines in our credit and debt ratings;

•	instability in the capital and credit markets;

•	the risks of doing business in foreign countries;

•	fluctuations in foreign currency exchange rates;

•	exposure to U.S. and foreign anti-corruption laws and economic sanctions programs;

•	state, local and non-U.S. taxes and fluctuations in our tax obligations and effective tax rate;

•	adverse effects of foreign taxation;

•	adverse changes to accounting rules or regulations;

•	the success of our acquisitions or divestitures;

•	our ability to attract and retain qualified management and key personnel;

•	labor and work stoppages;

•	the effects of inflation on our business;

•	the potential for future impairment of our goodwill or other intangible assets; and

•	global or regional catastrophic events.

You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs, forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, except to the extent required by law, rule or regulation.

Part I

Item 1.	BUSINESS

The Company

We are a leading international producer of metal and vinyl products sold to the residential repair and remodel, non-residential construction and recreational vehicle (RV) markets primarily in North America and Europe. We are a leader in several niche product categories, including preformed roof-drainage products sold in the United States, metal roofing and siding for wood frame construction in the United States, and aluminum siding for towable RVs in the United States and Europe. Sales to the building products and RV markets accounted for approximately 72% and 14% of our 2011 net sales, respectively.

Our customers are located predominantly throughout North America and Europe and include distributors, contractors and home improvement retailers, as well as RV, transportation and other original equipment manufacturers ("OEMs"). We have extensive in-house manufacturing and distribution capabilities for our more than 10,000 unique products and operate through a network consisting of 39 facilities, including 32 located in the U.S., one in Canada and six in Europe. We have over 50 years of experience manufacturing building products and RV exterior components, including our time as a division of our former parent, Alumax, a fully integrated aluminum producer acquired by Alcoa Inc. in 1998. We have operated as an independent company since 1996 when our division was acquired in a management-led buyout.

Euramax Holdings, Inc. is a corporation formed under the laws of the state of Delaware. Our headquarters and principal executive offices are located at 5445 Triangle Parkway, Suite 350, Norcross, GA 30092 and our telephone number is 770-449-7066. References in this report to "Euramax Holdings," "the Company," "we," "our" and "us" are to Euramax Holdings and its consolidated subsidiaries, unless the context otherwise requires.

Competitive Strengths

The following competitive strengths have contributed to our success and are critical to maintaining the market positions that we enjoy and achieving our plans for future growth:

Well positioned leader in niche end markets.    We maintain leading market positions in a number of niche markets. These markets include preformed residential gutters sold in the United States, metal roofing and siding for wood frame construction in the Northeast United States, aluminum siding for towable RV exteriors in the United States, aluminum siding and roofing for towable RVs in Europe, steel exterior panels for manufactured housing in the United States and vinyl windows and doors for the UK holiday home and home center markets.

Fabrication capabilities specifically tailored for niche markets.    Our manufacturing capabilities are critical to maintaining our strong position in several niche markets for our products. We are able to procure bare metal and paint it to our customers' specifications. These integrated metal coil coating capabilities provide us with a competitive advantage in the home improvement retail and RV industries as an integrated low-cost supplier of metal products with the ability to meet the demanding delivery requirements of customers in these industries. We manufacture roof drainage components from each of the four most common gutter materials: aluminum, steel, copper and vinyl. In Europe, our 103" wide aluminum coating line in the Netherlands is one of only two such lines in the world that coat metal in excess of 100" wide.

Strong, established customer relationships.    We have maintained long-standing relationships with our major customers across our end markets and, to many, we are a critical supplier. Our top ten accounts include customers from each of our five business segments, have been customers of ours for more than 15 years on average, and include The Home Depot® and Lowe's®, the two largest home improvement retailers in the United States, each of whom have been our customer for over 25 years. The depth and longevity of our customer relationships provide a foundation for recurring revenues and an outlet for the introduction of new products.

More efficient, lower cost business.    In the last few years marked by broad economic decline, we have worked to operate a more efficient, lower cost business. Recent results reflect our ongoing initiatives to centralize certain management controls, rationalize our operating structure and implement best practices to improve our manufacturing culture. Specific initiatives include:

•
Facility rationalization.  Between January 2008 and December 2011, we closed 31 facilities representing approximately 28.2% of our square footage devoted to manufacturing and distribution. These closures eliminated redundant and less profitable or unprofitable facilities while reducing supervisory and administrative personnel. In closing these facilities, we endeavored to and believe we did retain a significant portion of the profitable business previously served by these closed facilities. We believe we have enhanced the overall productivity potential of our facilities and will be able to support the peak volumes that existed prior to these closures.

•
Centralized lean manufacturing deployment.  Beginning in June 2008, we centralized the implementation and execution of our lean manufacturing initiatives and related integrated sales and operational planning. As a result, we have achieved significant reductions in inventory, improved our efficiency and strengthened customer service at many of our facilities. We expect to continue to benefit from greater efficiencies incrementally as we implement these best practices across our global platform.

•
Information technology deployment.  We have deployed a market leading enterprise resource planning, or ERP, system in our U.S. Non-Residential Building Products segment, our U.S. Residential Building Products segment and our corporate offices. We expect to deploy this system in our remaining U.S. segment within the next two years. Compared to the legacy systems previously utilized, our new ERP system enables us to better support our manufacturing and selling processes by providing critical information related to product cost, supply chain status and customer profitability.

•
Improved freight and logistics productivity.  We have undertaken a significant number of initiatives to improve our freight and logistics productivity and reduce our shipping costs, including outsourcing routes, implementing load optimization software, changing our driver compensation structure and adding on-board GPS systems to track productivity and manage mileage-based compensation within our captive shipping fleet.

Significant diversification across products, materials, customers, end markets and geography.    We produce and deliver over 10,000 unique products, utilizing aluminum, steel, copper, vinyl and fiberglass, through a multi-channel distribution network that serves customers across multiple end markets and geographies. Our customer base is highly diverse, with our top ten customers accounting for less than 31% and no single customer accounting for more than 12% of our total 2011 net sales. Further, our top ten customers include customers from each of our five segments. Our sales are also diversified geographically, with 65% of our 2011 net sales originating in the U.S. and Canada and the remainder originating in the UK, the Netherlands and France. This diversity has helped to offset the cyclicality that is experienced in some of the markets we serve, while allowing us to address profitable growth opportunities as they arise in different product lines, end markets and geographies.

Our Business Strategy

Our strategy is to leverage the strengths and experience that have provided us leading market positions to grow our business beyond our current product offerings and the customers and geographic markets we currently serve. In addition, we will endeavor to improve our capabilities and profitability through process improvement initiatives and further cost reductions.

Continue to focus on operational leverage.    We believe that we have created significant operating leverage within our current manufacturing platform. We intend to continue to improve our cost structure through incremental lean manufacturing deployment, improved supply chain management, reduced freight and procurement costs, incremental facility rationalization, and implementation of best practices throughout our organization. We also intend to continue to integrate new information technologies across our business, which we expect will further enhance our management capabilities, improve our data quality and enable further integration of our businesses.

Drive growth through business development initiatives.    We have instituted a series of business development initiatives that we believe will position us to achieve profitable organic growth. As part of our planning process, we task each segment to broaden its geographic presence and product offering. Our efficient and adaptable manufacturing and distribution platform, as well as our existing channel partners and industry relationships, have well positioned us to develop and profitably commercialize new products as well as modify existing products to respond to new and expanding markets. As part of our efforts, we have instituted an incentive compensation structure that specifically rewards business development efforts among key managers.

•
Expand into new geographic markets.  Our efficient and adaptable manufacturing and distribution platform as well as our established channel partners and industry relationships, have well positioned us to identify and selectively act on growth opportunities in new geographic markets. The versatility of our product line allows us to modify already successful products for use in other geographic areas both in the United States and abroad. For example, we plan to grow our sales of roof drainage products in Canada and our sales to the distributor channels outside the Northeastern United States. Internationally, we have increased our sales representation in emerging markets where our manufacturing and distribution expertise can be leveraged profitably.

•
Increase sales to new customers.  We plan to continue identifying and developing new market opportunities for our products. Opportunities include selling to government entities (including the military) or to government contractors, and increasing penetration of all building materials sales channels with our full product line.

•
Develop innovative new products.  We plan to continue engaging in research and development of new products and leveraging our existing customer relationships to distribute these products. Examples include our successful introduction of a new solid gutter cover in the United States as well as roll coated aluminum coil offerings with unique graphics capabilities for architectural applications.

Maintain focus on free cash flow generation and deleveraging.    Since 2008, centralization of many procurement functions and implementation of operational planning processes have enhanced our capabilities for managing working capital. Reductions in the number of facilities we operate has further reduced capital spending necessary to maintain equipment and productive capacity while also reducing operating costs. We expect to continue to develop our capabilities for working capital management and to maintain low levels of maintenance capital expenditures. Our focus on these initiatives reflects our intention of generating free cash flow available for debt reduction and deleveraging.

History

Origin as an Independent Company

Prior to 1996, our business was a division of our former parent, Alumax. Our inception as an independent company was the result of a management-led buyout on September 25, 1996, when our former holding company purchased, through its wholly owned subsidiaries, all of the issued and outstanding capital stock of Alumax's subsidiaries which operated a portion of Alumax's fabricated products business. On June 12, 2003, Citigroup Venture Capital Equity Partners, L.P. ("CVCEP") and its affiliates acquired a majority of our common stock with management of CVCEP and directors and management of our company holding the remaining shares.

The Acquisition by the Equity Sponsors

On June 29, 2005, we were acquired by private equity funds affiliated with Goldman, Sachs & Co. and certain members of our senior management (the "Acquisition"). The aggregate purchase price paid for all of our common stock (including shares of common stock issuable upon the exercise of options) in connection with the Acquisition was $1,038.0 million, excluding fees and related expenses, less outstanding debt, net of cash and cash equivalents, and certain transaction expenses. In connection with the Acquisition, the private equity funds made an equity contribution of $311.3 million and management rolled over approximately $20.7 million of equity (which included a rollover of $11.1 million of fully vested and exercisable options). In addition, we incurred $750.0 million of debt to finance the Acquisition.

Restructuring

On June 29, 2009, we, our then-existing equity sponsors, our lenders and management shareholders agreed to a restructuring of indebtedness owed to lenders under our then-existing first and second lien credit agreements and of amounts owed to counterparties to our existing interest rate swaps (the "Restructuring"). Under the terms of the Restructuring, the lenders cancelled 100% of amounts owed under our second lien credit agreement, consisting of principal and accrued interest of $191 million and $12 million, respectively, in exchange for 100% of the issued and outstanding common stock of Euramax Holdings as of the date of the Restructuring. The common stock was issued to lenders in proportion to their holdings of the second lien loans immediately prior to the Restructuring. Our then-existing equity sponsors lost all of their equity investment in us. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources" for additional information regarding the Restructuring.

Our Business Segments

We manage our business and serve our customers through five reportable segments differentiated by market, product type and geography. Our structure and business model trace their roots to our history as a downstream producer of aluminum products and have evolved in response to customer demand for products made from materials other than aluminum and in pursuit of growth opportunities in different end markets and geographies. Today we offer a full complement of products responsive to the demands of the markets we serve and produced from various materials, including aluminum, steel, copper, vinyl and fiberglass.

Our five reportable business segments are described below:

U.S. Residential Building Products

Our U.S. Residential Building Products segment utilizes aluminum, steel, copper and vinyl to produce residential roof drainage products, including preformed gutters, downspouts, elbows, soffit, drip edge, fascia, flashing, snow guards and related accessories. These products are used primarily for the repair, replacement or enhancement of residential roof drainage systems. We sell these products to home improvement retailers, lumber yards, distributors and contractors from eight manufacturing and distribution facilities located in North America.

U.S. Non-Residential Building Products

Our U.S. Non-Residential Building Products segment utilizes light gauge steel and aluminum coil to produce exterior building components, including roofing and siding panels, ridge caps, flashing, trim, soffit and other accessories. We sell these products to builders, contractors, lumber yards and home improvement retailers from 11 manufacturing and distribution facilities located in the United States. These products are predominantly used in the construction of a wide variety of small scale non-residential, agricultural and industrial building types on either wood or metal frames.

U.S. RV and Specialty Building Products

Our U.S. RV and Specialty Building Products segment utilizes various materials, including aluminum coil, steel coil and fiberglass, to create exterior components for the towable RV, cargo and manufactured housing markets. These products include sidewall components, siding, doors and trim.

We also produce specialty made-to-order vinyl replacement windows and aluminum patio and awning components sold primarily to home improvement contractors in the Western United States. Our vinyl windows and patio and awning products are high-end replacement and remodel products that carry strong brand recognition in the regional markets where they are sold. This segment operates from 13 manufacturing and distribution locations in the United States.

European Roll Coated Aluminum

Our European Roll Coated Aluminum segment uses a roll coating process to apply paint to bare aluminum coil and, to a lesser extent, bare steel coil in order to produce specialty coated coil, which we also process into specialty coated sheets and panels. We sell these products to building panel manufacturers, contractors and UK "holiday home," RV and transportation OEMs throughout Europe and in parts of Asia. Our customers use our specialty coated metal products to manufacture, among other things, RV sidewalls, commercial roofing panels, interior ceiling panels, and liner panels for shipping containers. We produce and distribute these roll coated products from one facility in the Netherlands and one facility in the United Kingdom.

European Engineered Products

Our European Engineered Products segment utilizes aluminum and vinyl extrusions to produce residential windows, doors and shower enclosures. These products are sold to home improvement retailers, distributors and factory-built "holiday home" builders in the United Kingdom. We also produce windows used in the operator compartments of heavy equipment, components sold to suppliers to automotive OEMs in Western Europe and RV doors. We produce and distribute these engineered products from two facilities in France and two facilities in the United Kingdom and have developed extensive in-house manufacturing capabilities, including powder coating, glass cutting, anodizing and glass toughening.

For financial information about our operating segments and geographic areas, refer to Note 16 of Notes to Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report, incorporated herein by reference. For certain risks attendant to our non-U.S. operations, refer to "Item 1A. Risk Factors" below.

Our Products

Our products are sold to a diverse group of customers operating in a variety of industries. Our sales and marketing efforts are organized on a decentralized basis to provide services to our broad customer base in multiple geographic areas. The table below lists our key products, primary materials used, customers, primary sales regions, segments and end markets:

Key Products	Primary Materials Used	Customers	Primary Sales Regions	Segments	End Markets
Roof Drainage Products (gutters, downspouts and accessories)	Aluminum, Steel, Vinyl, Copper	Home Improvement Retailers, Lumber Yards, Rural Contractors, Home Improvement Contractors, Distributors, Manufactured Housing Producers	U.S.	U.S. Residential Building Products and U.S. Non-Residential Building Products	Residential Building Products; Non-Residential Building Products
Soffits (roof overhangs), Fascia (trims), Flashing (roofing valley material)	Aluminum, Steel, Copper	Home Improvement Retailers, Lumber Yards, Rural Contractors, Industrial and Architectural Contractors, Home Improvement Contractors, Manufactured Housing Producers	U.S.	U.S. Residential Building Products and U.S. Non-Residential Building Products	Residential Building Products; Non-Residential Building Products
Roofing & Siding (including RV siding and building panels)	Aluminum, Steel, Vinyl, Fiberglass
Rural Contractors, Distributors, Lumber Yards, Industrial and Architectural Contractors, Home Improvement Contractors, Manufactured Housing Producers, Home Improvement Retailers, OEMs, RV Manufacturers
			U.S., Europe	U.S. Non-Residential Building Products, U.S. RV and Specialty Building Products, European Roll Coated Aluminum and European Engineered Products	Residential Building Products, RV Products, Non-Residential Building Products
Doors	Aluminum, Fiberglass	Distributors, Home Improvement Retailers, Home Improvement Contractors, RV Manufacturers	Europe	U.S. Non-Residential Building Products and European Engineered Products	RV Products, Residential Building Products
Windows	Aluminum, Vinyl	Holiday Home Manufacturers, Home Improvement Contractors, Transportation Industry Manufacturers, OEMs, RV Manufacturers	U.S., Europe	U.S. Non-Residential Building Products, U.S. RV and Specialty Building Products and European Engineered Products	RV Products, Residential Building Products, Other Products
Specialty Coated Coils (painted aluminum and steel coils)	Aluminum, Steel	Various Building Panel Manufacturers, RV Manufacturers, Transportation Industry Manufacturers, OEMs	Europe	European Roll Coated Aluminum	RV Products, Non-Residential Building Products, Other Products

Our End Markets

Through our five business segments we serve two primary end markets—Building Products and Recreational Vehicle Products. Within the Building Products market, we serve both the Residential and Non-Residential Building Products markets. We believe our geographic network, broad product portfolio and customization capabilities allow us to effectively meet the diverse requirements of our customers within our end markets. The following table illustrates our net sales in 2011 by segment and end market:

	End Markets Served
Segment	Residential Building Products	Non-Residential Building Products	Recreational Vehicle Products	Other Products	Net Sales	% of Net Sales
U.S. Residential Building Products	$241.8	$—	$—	$5.7	$247.5	26.5%
U.S. Non-Residential Building Products	—	211.8	—	—	211.8	22.7%
U.S. RV and Specialty Building Products	52.3	—	52.8	42.3	147.4	15.8%
European Roll Coated Aluminum	—	122.5	74.7	46.3	243.5	26.1%
European Engineered Products	38.0	3.0	6.7	35.8	83.5	8.9%
Net Sales	$332.1	$337.3	$134.2	$130.1	$933.7	100.0%
% of Net Sales	35.6%	36.1%	14.4%	13.9%	100.0%
Principal Products	Gutters, downspouts, gutter guards, soffits, patio doors, windows	Metal roofing, siding panels, drip caps, coated metal coil	RV exterior components and doors	Coated metal and sheet, cabin frames, sunroofs and windows
Customer Type	Home improvement contractors, home improvement retailers, distributors and manufacturing housing producers	Rural, industrial and architectural contractors, distributors and builders	RV OEMs	Transportation and other OEMs

Residential Building Products

We are a leading supplier of metal and vinyl gutters and related components to U.S. home improvement retailers. Our other residential building products include patio doors and windows and bath and shower products primarily used in the home improvement market. We continue to grow our sales into the residential building products end market through an emphasis on growing our sales of patio doors, vinyl windows and lattice systems.

Roof Drainage Products

We produce and distribute virtually every component of roof drainage systems and offer a complete product line, including aluminum, steel, copper and vinyl products.

Home Improvement Retailers.    We sell to all major home improvement retailers, which represent the largest customer group for our roof drainage sales. Our success in this market can be attributed to the following factors:

•
Distribution: We maintain a national manufacturing and distribution network to home improvement retailers in the roof drainage sector. We have a national distribution network which is able to satisfy short lead times (usually two days) mandated by home improvement retailers.

•
One-stop Shopping: We offer home improvement retailers a full spectrum of roof drainage products and accessories. Further, we offer new and innovative products, including patented products. For example, we introduced the patented Flex-A-Spout™ which diverts water around trees, shrubs and decks with a corrugated design that easily bends and holds its shape, even when buried.

•	Cost: Our size and ability to internally paint metal provides a distinct cost advantage compared to most of our competitors. Our purchasing power also affords us a raw materials cost advantage.

•	Customer Relationships: We have developed long-term relationships with home improvement retailers, having served that market for over 30 years.

Distributors.    Roof drainage products sold into the distributor market are generally characterized by heavier gauges and different component parts. Orders from distributors are typically larger in size than those from either the home improvement retailer or contractor market, which allows us to service this market with fewer locations. Products bought by distributors are typically resold to individual contractors.

Other Residential Building Products

We produce and distribute a wide range of other residential building products including awning systems, vinyl windows, aluminum shower enclosures, patio doors and manufactured housing siding. These products are typically sold to holiday home and manufactured housing OEMs, home improvement contractors and distributors.

Replacement Vinyl Windows

We manufacture and sell vinyl windows for the residential replacement markets in the United States and United Kingdom. Vinyl windows require low maintenance and generally are more resistant to temperature than wood and aluminum. In the United States, we sell primarily to the high-end residential contractor market from manufacturing facilities in Sacramento, California and Loveland, Colorado. Over recent years, vinyl window sales have eroded business from wood and aluminum. We also manufacture vinyl windows in the United Kingdom that we sell to the UK holiday home market.

Lattice and Awning System Products

Lattice and awning systems are patio covers and shade structures that enhance outdoor living space. Each component is manufactured from structural aluminum alloys and finished with a high performance coating offered in a variety of colors. This gives the products the appearance of wood with long-term durability. Our lattice and awning systems are sold to contractors and distributors and sales tend to be driven by general remodeling activity. These systems are manufactured in Romoland, California and distributed through two locations in California and Arizona. We believe that the versatility of this product line will provide us a growth opportunity by allowing us to modify these already successful products for use in other geographic locations.

Patio and French Doors

We manufacture and sell vinyl patio and French doors for the UK home center market. By applying our expertise from our U.S. vinyl operation to support our initiative in the United Kingdom, we have grown sales significantly since initiating this program in 2003.

Non-Residential Building Products

We supply metal roofing, siding and accessories for a wide variety of non-residential construction applications, including agricultural, industrial and architectural uses. The core products we sell to this end market include metal roofing and siding, along with numerous accessories such as ridge caps, ridge vents and corners used in non-residential construction. In addition, we manufacture and sell specialty coated aluminum and steel products that are further fabricated by our non-residential customers. We serve a variety of customers through a number of distribution channels including contractors, distributors and lumber yards.

Demand in the agricultural/rural market is driven by non-residential construction trends in rural areas. In addition to increased volumes from overall market growth, we plan to grow our share in regions of North America where we have low penetration. We have not historically had a major presence in the industrial and architectural market, and we believe there is potential for increasing our market share by leveraging our product and manufacturing capabilities and our cost advantage.

Metal Roofing, Siding and Accessories ("MRS")

This end market's core products include fabricated metal roofing and siding panels, along with numerous accessories such as drip caps, ridge vents and corners. These products are used primarily for exterior walls and roofs. We also sell metal roofing panels directly to contractors for use in smaller non-residential construction (e.g., schools and office buildings). In addition, we supply home improvement retailers with standard metal panels which are then sold to customers or contractors in the "Do-It-Yourself", or DIY, market.

MRS serves a highly fragmented market divided into two distinct market customer groups: the wood frame market and the industrial/architectural market. Both markets are regional and characterized by high shipping costs and short lead times. Sales to the wood frame group are made primarily through builders, distributors and contractors, and are driven by rural construction trends. Sales to the industrial/architectural customer group tend to be more customized with product characteristics often specified by architects.

Demand is largely driven by consumer confidence, interest rates, consumer disposable income, the strength of agricultural markets, consumer access to affordable financing and commercial construction trends. The agricultural market is highly fragmented and we compete against a number of smaller, mostly private companies.

Specialty Coated Metals

We manufacture and sell specialty coated aluminum and steel that is further fabricated by our non-residential customers. We purchase coil from primary metal producers, which is then coated through a roll-coating painting process before being sold for further fabrication by customers. We primarily focus on niche products that have difficult technical and quality requirements such as rolled aluminum unique colors and patterns, advanced finishes and higher-end panels. The market for specialty painted coils is fragmented and diverse with demand driven primarily by non-residential construction trends.

Recreational Vehicle Products

We manufacture and sell components for use in the production of RV exteriors to all major RV OEMs. These products include painted aluminum coils, roll formed aluminum panels, doors and exterior wall panels (typically a fiberglass reinforced panel). Aluminum panels sold to our customers are initially painted at one of our coil coating lines, and are then either delivered directly to customers or further fabricated.

There are two distinct segments in the RV market: products for (i) motorhomes and (ii) towable RVs. Motorhomes are motorized RVs, whereas towable RVs are towed by automobiles and light trucks.

Demand for our RV products is driven by trends in disposable income, interest rates and general economic conditions, as well as demographic trends relating to consumers in the 55 through 74 year old age group, who constitute a significant source of demand for RV products. We primarily supply the lower price point aluminum towable RV market in the United States, which has historically been more stable relative to motorhomes. In Europe, we focus on both towables and motorhomes. Our coating capabilities in the United States and in Europe provide a distinct technological and competitive advantage over other suppliers. These capabilities enable us to paint a stripe or other decorative pattern directly onto the aluminum sheet according to customer specifications.

Aluminum Siding and Roofing

Europe

In Europe, we serve substantially all major RV OEMs with aluminum exteriors. We serve our customers from one location in Corby, United Kingdom, and one location in Roermond, the Netherlands. Overall, the European RV market is more regionally focused than the U.S. market and country preferences have a significant impact on RV purchases. As a result of gasoline prices and aesthetic preferences, fiberglass, which as applied on a recreational vehicle is heavier than aluminum, has not gained significant market share over aluminum in Europe.

United States

We are a national supplier of exterior aluminum siding to the RV industry with multiple locations throughout the United States. We paint our coils internally, providing us with a significant cost advantage.

Over the last 16 years, fiberglass has gained significant share as compared to aluminum in the production of RVs in the U.S. market due to its resistance to denting and scratching. This has occurred even though fiberglass is more costly and has historically required the use of a lauan substrate similar to plywood, which adds significant weight to the vehicle. In recent years, aluminum's share of the towable RV market has stabilized.

We also serve the U.S. RV exterior market, including all major, multi-location North American OEMs. Our three Indiana facilities are strategically located to service the market as a majority of all North American RVs are produced within Indiana. However, we are the only supplier with a network of locations producing aluminum siding outside of Elkhart, providing us with a significant competitive advantage in servicing our customers on a national basis.

Other Products

In addition to serving our three principal end markets, we have taken advantage of available manufacturing capacity and leveraged our expertise to develop and sell new products into other markets. We develop and manufacture various metal-based products, including windows sold to bus manufacturers, specialty coated metals for the appliance and transportation markets, and engineered transportation components sold to transportation suppliers. Our auto component products include seat rails made of extruded aluminum, aluminum extruded frames, and custom made sunroofs. The majority of our Other Products end market sales are in France.

Because of its weight advantages, aluminum is displacing steel in automobile manufacturing. As that trend continues, we expect to capitalize on our aluminum fabrication and extrusion capabilities by increasing sales to Tier I suppliers of aluminum components. We have also emphasized sales of painted aluminum coil into specialty applications. For example, we sell wide painted aluminum into the container market, which improves aesthetics and enables customers to reduce application costs by avoiding seams on their interior panels.

Customer Groups

Within our three principal end markets, we sell our products to a diverse array of customer groups operating in different industries. The following chart illustrates the distribution of actual net sales among different customer groups.

	Year Ended
	December 30, 2011	December 31, 2010	December 25, 2009
OEMs	25.8%	24.8%	21.8%
Home Improvement Retailers	21.6%	21.8%	23.8%
Industrial and Architectural Contractors	18.3%	17.9%	18.7%
Rural Contractors	15.4%	15.1%	17.2%
Distributors	10.8%	11.6%	10.1%
Home Improvement Contractors	4.1%	4.7%	4.5%
Manufactured Housing Producers	4.0%	4.1%	3.9%
	100.0%	100.0%	100.0%

We believe that our focus on customer service and product innovation has helped us to establish and maintain long-standing relationships across various customer groups. Our top ten customers have purchased our products for more than 20 years on average. For example, we have maintained long-standing relationships with the two largest leading home improvement retailers in the United States, having done business with each of them for over 25 years.

We work to foster and build on these relationships by offering our customers a national distribution network with what we believe to be among the best lead times in the industry; developing new products; strengthening the customer/supplier relationship through joint information technology system development and linkage; and building and maintaining personal relationships at multiple levels of our customers' organizations. We believe we have a diverse customer base, and our top ten customers, on a combined basis, represented approximately 30% of our 2011 net sales. In fiscal year 2011, our largest customer, The Home Depot®, accounted for approximately 11% of our net sales.

Original Equipment Manufacturers

We supply OEMs, such as RV, holiday home, manufactured housing and transportation industry manufacturers. Our principal OEM customers are described below:

Recreational Vehicle Manufacturers:    We supply various aluminum products to RV manufacturers in the United States and Europe including aluminum siding, roofing, doors and accessories. In addition, we supply laminated aluminum and fiberglass panels to RV manufacturers.

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

Other Manufacturers:    We also use our decorative and coil coating capabilities for products supplied to producers of transport containers.

Home Improvement Retailers

Our home improvement retail customers supply the well-established DIY market in the United States, Canada and the United Kingdom. In the United States, we sell building and construction products. In the United Kingdom, we sell patio doors, vinyl windows and residential entry doors. Home improvement retailers include small hardware stores, large cooperative buying groups, lumberyards and major home improvement retailers.

Rural Contractors

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

Home Improvement Contractors

We sell a variety of products to home improvement contractors, the most significant of which are raincarrying systems and vinyl replacement windows. Other products sold to home improvement contractors include awnings, lattice systems, metal roofing, shower doors and patio and entrance doors. In the United States, we offer a full complement of vinyl replacement windows.

Distributors

We sell to distributors who distribute to smaller contractors and act as service centers for the next tier of customers in both the United States and Europe. Residential building products sold through distributors include a wide range of shower enclosures, metal roof flashing materials, painted aluminum trim coil, raincarrying systems, fascia/soffit systems and drip edges.

Industrial and Architectural Contractors

We sell various products to the architectural and industrial contractor markets including standing seam panels, siding, painted coil, soffit and fascia. These products are primarily produced from galvanized steel or aluminum.

Manufactured Home Producers

We sell fabricated steel siding and accessory parts to producers of manufactured housing in the United States. These products are used for exterior walls and roofs. In addition to steel siding, we also fabricate and supply a variety of steel and aluminum accessory components for manufactured home exteriors.

Sales and Marketing

Our products and services are sold primarily by our sales personnel and outside sales representatives located throughout North America, Europe and Asia. We have organized sales teams to focus on specific customers and national accounts to allow us to provide enhanced supply solutions, which improve our ability to increase the number of products that we provide to those customers and accounts.

Seasonality

Our sales volumes have historically been higher in the second and third quarters due to the seasonal demand of the building products markets served. First and fourth quarter sale volumes are generally lower primarily due to reduced repair and remodel activity and reduced activity in the building and construction industry as a result of colder and more inclement weather in our geographic end markets, as well as customer plant shutdowns in the RV and automotive industries during holidays and model changeovers.

Manufacturing Processes

Our manufacturing processes employ a variety of equipment and several types of facilities. We believe that our deployment of equipment enables us to manufacture standard and custom products efficiently and economically. We have the equipment necessary for processing substantially all of our products in-house, which minimizes reliance on third party processors. This provides certain cost benefits while enabling us to add new products on a timely basis. These capabilities provide marketing and pricing advantages, including the ability to better control delivery time and to develop new and customer-specific products in an expeditious manner.

Our manufacturing process generally begins with painting aluminum or steel coil through a process known as roll-coating. Once coated, the aluminum or steel is further fabricated through selected processes which include tension leveling, embossing, slitting, rollforming, brake pressing, notching and bending. These processes complete the appropriate steps to fabricate a finished product. Our coating and fabrication capabilities are described in more detail as follows:

Coating (painting and anodizing).    Roll-coating is the process of applying a variety of liquid coatings (primarily paint) to bare aluminum or steel coil, providing a baked-on finish that is both protective and decorative. We have three coating lines in the United States and four in Europe. Two of the coating lines in the United States are primarily utilized for internal processing, while one coating line in the United States and the four coating lines in Europe, located within two facilities, are utilized to supply roll-coated products to both internal and external customers.

Anodizing is an electrochemical process that alters an aluminum surface through a controlled and accelerated oxidation process, which, if desired, may also color the material. Anodizing provides a high quality architectural finish to aluminum extrusions, which is demanded by certain customers. Anodizing is a key manufacturing process we offer in our Montreuil-Bellay facility included in the European Engineered Products segment, which fabricates automotive parts and extrusions used in the transportation industry.

Fabrication.    After coating, the slit or uncut coil may then undergo a variety of downstream production processes which further fabricate the aluminum and steel sheet to form the desired product. Fabrication equipment includes rollformers, punch and brake presses, embossers and expanding machinery for a variety of applications. Production machinery also includes equipment to bend, notch and cut aluminum and vinyl extrusions required, together with glass, for the assembly of windows and doors.

Raw Materials

Our main raw material purchases consist primarily of aluminum and steel, and, to a lesser extent, paint, glass, copper and vinyl. Aluminum and steel accounted for approximately 77% of our raw material costs for the year ended December 30, 2011. We sold approximately 185 million pounds of aluminum and 209 million pounds of steel during the year ended December 30, 2011. All of our raw materials are sourced from external suppliers who are located primarily in the United States and Europe. As one of the largest aluminum coil purchasers in the building products sector, we have enjoyed significant purchasing power which we believe has historically allowed for favorable pricing terms compared to our smaller competitors.

All of our raw material inputs are sourced from external suppliers. We purchase our steel and aluminum sheet requirements from several foreign and domestic aluminum and steel mills. We believe there is sufficient supply in the market place to competitively source all of our requirements without reliance on any particular supplier. To assure continuity of supply, we may negotiate contracts for minimum annual purchases of aluminum from several suppliers. Commitments for minimum annual purchases are typically at a market price. At December 30, 2011, we did not have any such minimum purchase commitments outstanding. In addition, to ensure a margin on specific customer orders, we may commit to purchase aluminum ingot or coil at a fixed market price for future delivery. At December 30, 2011, such fixed price purchase commitments were approximately $20.7 million.

Approximately 54% and 27% of our net sales in 2011 derived from sales of aluminum and steel products, respectively. Both of these raw materials are subject to a high degree of volatility caused by, among other items, the relationship of world supply to world demand, the relationship of the U.S. dollar to other currencies, and the imposition of import and export tariffs. Historically, prices at which we sell aluminum and steel products tend to fluctuate with corresponding changes in the prices paid to suppliers for these raw materials. Supplier price increases and decreases are typically passed on to customers, but not always, due to competition and the market for alternative products. Accordingly, our net sales and margins attributable to aluminum and steel products may fluctuate, with little or no change in the volume of shipments. See "Item 1A. Risk Factors— Risks Related to Our Business—Our financial performance is affected by the prices of our key raw materials, particularly aluminum and steel. Price fluctuations relating to aluminum and steel could have a material adverse effect on our business, financial condition, results of operations, prospects and cash flows and limit our operating flexibility."

Intellectual Property

We rely on a combination of patents, trademarks, trade secrets, other intellectual property rights, and other protective measures to protect our proprietary rights. We do not believe that any individual item of our intellectual property portfolio is material to our current business. We have licensed, and may license in the future, certain intellectual property and technology from third parties. See "Item 1A. Risk Factors—Risks Related to Our Business—We may be unable to protect our intellectual property rights, and we may be subject to intellectual property litigation and infringement claims by third parties."

Competition

We believe the principal competitive factors affecting our business are market diversity, customer diversity, geographic diversity and product and material diversity. We believe that we are well positioned to compete with regard to each of these factors in each of the core markets in which we operate.

We have leading market positions in many of our core product markets. We have historically utilized our strong market positions and operating platforms to grow our business through both organic initiatives and acquisitions, and to improve our profitability. In certain fragmented markets, we are a national supplier to a broad customer base. We have focused on both introducing new products to our existing customer base and selling existing products into new markets and regions.

In the residential end market, which includes roof drainage products, our competitors in all three selling channels (home improvement retailers, distributors and contractors) are fragmented and only have regional distribution capabilities. Selected competitors include Gibraltar Industries, Spectra and Royal-Apex Manufacturing Company, Inc. The U.S. RV OEM end market is a small, concentrated industry with a handful of large-scale competitors including Foremost and Drew Industries. In Europe, the market is similarly concentrated with primary competitors being Hartal and Eltherington Group Ltd., to which we supply certain products. The non-residential end-market includes the agricultural and industrial sectors. The agricultural market is extremely fragmented in the U.S. Our primary competitors are Metal Sales Manufacturing Corp., McElroy, Central States and Union Corrugating. In the architectural market, which is also highly fragmented, CENTRIA Architectural Systems, Metal Sales Manufacturing Corp., NCI and Peterson Aluminum Corporation are our principal competitors. In the industrial market, particularly in Europe, we occasionally compete with vertically integrated aluminum mills such as Novelis Inc., Hydro Aluminum, Alcoa and Hulett.

Environmental, Health and Safety Matters

Our manufacturing operations are subject to a range of federal, state, local and foreign environmental and occupational health and safety laws and regulations, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous waste and substances, and the remediation of contamination associated with the current and past use of hazardous substances or other regulated materials. We may not be, at all times, in full compliance with all such requirements. Many of our operations require environmental permits and controls pursuant to these laws and regulations to prevent and limit pollution. These permits contain terms and conditions that impose limitations on our manufacturing activities, production levels and associated activities and periodically may be subject to modification, renewal and revocation by issuing authorities. We believe we are in compliance in all material respects with all applicable permit requirements. Historically, the costs of achieving and maintaining compliance with environmental and health and safety requirements have not been material costs. However, the operation of manufacturing plants entails risks in these areas, and a failure by us to comply with applicable environmental, health and safety laws, rules and regulations, including permit requirements, could result in civil or criminal fines, penalties, enforcement actions, third party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup, or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions. While the amount of such liability could be material, we conduct our current operations in a manner intended to reduce the risks of such liability.

Under certain of these laws and regulations, such as the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), known as the Superfund law, and its state law analogs, we may be held liable for releases of hazardous substances on or from our current or former properties or any offsite disposal location to which we may have sent waste. Such liability may include cleanup costs, natural resource damages and associated transaction costs. Liability under these laws can be joint and several, and can be imposed without regard to fault or the lawfulness of the actions that led to the release at the time they occurred.

Pursuant to these laws, we have been named as a potentially responsible party in state and federal administrative and judicial proceedings seeking contribution for costs associated with the investigation, analysis, correction and remediation of environmental conditions at eleven third party hazardous waste disposal sites. Pursuant to the terms of the Alumax acquisition agreement, subject to certain terms and limitations, Alumax (and its successors) has agreed to indemnify us for all of the costs associated with each of these eleven sites as well as for all of the costs associated with nine additional sites to which we may have sent waste for disposal but for which we have not received any notice of potential responsibility. Our ultimate liability will depend on many factors, including our volumetric share of the waste at a given site, the remedial action required, the total cost of remediation, the financial viability and participation of the other entities that also sent waste to the site and Alumax's willingness or ability to honor its indemnification obligations.

We are not currently conducting any investigation or remediation of contamination at facilities we own or operate. Potential liabilities of this kind are not subject to indemnification by Alumax. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish or adjust our reserve for our projected share of these costs. As of December 30, 2011, we had no reserves recorded for environmental matters, as we believe any potential liability is both remote and not reasonably estimable. However, the estimation of environmental liabilities is subject to uncertainties, including the scope and nature of contamination conditions, the success of remediation technologies being employed, new or changes to environmental laws, regulations or policies, future findings of investigation or remediation actions, alteration to expected remediation plans, or the number, financial condition and cooperation of other potentially responsible parties. In the event that we are responsible for environmental cleanup costs, any actual liabilities that exceed our reserves may have a material and adverse effect on our financial condition and, in particular, our earnings. In addition, we may incur significant liabilities under cleanup laws and regulations in connection with environmental conditions currently unknown to us relating to our existing, prior, or future sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired.

The facility that the Company leases in Ivyland, Pennsylvania has contaminated groundwater as a result of the migration from an adjacent property which was formerly the Naval Air Warfare Center, currently an NPL site under CERCLA. The area designated as an NPL site includes our leased property. The United States Navy is conducting a clean-up of the Naval Air Warfare Center NPL site under the Environmental Protection Agency's supervision. The owner/landlord of the property obtained liability protection under Pennsylvania's Brownfield Law by demonstrating to the Commonwealth of Pennsylvania that the contamination is from an off-site source, and, under Pennsylvania law, such liability protection benefits tenants as well. Moreover, under the Company's lease, the landlord retained any liability for this contamination. Accordingly, although the facility leased by the Company is located on an NPL site, the effects of this contamination would not reasonably be expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Compliance with environmental, and occupational health and safety laws and regulations can be costly, and we have incurred and will continue to incur costs, including capital expenditures, to comply with these requirements. In addition, these laws and regulations and their interpretation or enforcement are constantly evolving and have tended to become more stringent over time, and the impact of these changes on our business, financial condition, results of operations or cash flows are impossible to predict. For example, legislation and regulations limiting emissions of greenhouse gases, including carbon dioxide associated with the burning of fossil fuels, are at various stages of consideration and implementation, and if fully implemented, could significantly increase the price of the raw materials for and energy used to produce our products. If our compliance costs increase and are passed through to our customers, our products may become less competitive than other materials, which could reduce our sales, perhaps materially. Our costs of compliance with current and future environmental requirements could materially and adversely affect our business, financial condition and results of operations, prospects and cash flows.

Employees

As of December 30, 2011 we had approximately 2,084 employees, of which approximately 748 (36%) are employed in Europe and approximately 1,336 (64%) are employed in the United States and Canada. Of these employees, approximately 33% are salaried and 67% are hourly employees.

As of December 30, 2011, approximately 9% of our labor force is represented by collective bargaining agreements and an additional 28% of our labor force is represented by works councils.

We are not a party to any material pending labor proceedings and believe that our relationship with employees is good.

Available Information

The public may read or copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330. This is the Company's first Annual Report on Form 10-K that is required to be filed with the SEC. This annual report on Form 10-K and our future annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed with or furnished to the SEC under Section 13(a) or 15(b) of the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act, will be available free of charge on the SEC's website at www.sec.gov and on our website at www.euramax.com, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. The information on our website is not incorporated into our SEC filings.

Item 1A.	RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the following factors, any of which could materially affect our business, financial condition or results of operations in future periods. The risks described below are not the only risks facing our Company. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods. Information contained in this section may be considered "forward-looking statements." See "Cautionary Statement Regarding Forward-Looking Statements" for a discussion of certain qualifications regarding such statements.

Risks Related to Our Business

Demand for our products is cyclical, and reduced demand in our end markets is likely to adversely affect our profitability and cash flow.

Demand for many of our products is cyclical in nature. Because the ultimate end users of our products are most typically individuals electing whether to make discretionary expenditures, our results are affected by various macroeconomic trends which affect consumer confidence and access to financing. Sales of our residential building products for repair, remodel and replacement applications depend upon the availability of home equity and consumer financing, low interest rates, the turnover and aging of housing stock, wear and tear, weather damage and consumer sentiment. Sales of our non-residential building products are affected by consumer confidence, interest rates, consumer disposable income, the strength of agricultural markets, consumer access to affordable financing and commercial construction trends. Demand for our RV products is driven by trends in disposable income, interest rates and general economic conditions, as well as demographic trends relating to consumers in the 55 through 74 year old age group, who constitute a significant source of demand for RV products. Demand for RV products can also be affected by gasoline prices. Adverse trends in these and other cyclical factors are likely to materially reduce demand for and sales of our products. Moreover, simultaneous declines in multiple end markets could have a material adverse effect on our business, financial condition, results of operations, prospects and cash flows.

Our business, financial condition, results of operations, prospects and cash flows have been and in the future may be materially and adversely affected by U.S., European and global general economic conditions.

Many aspects of our business, including demand for our products and the pricing and availability of raw materials, are affected by global general economic conditions and, specifically, economic conditions in the U.S. and Europe. General economic conditions and predictions regarding future economic conditions also affect our business strategies, and a decrease in demand for our products or other adverse effects resulting from an economic downturn affecting our geographic end markets may cause us to fail to achieve our anticipated financial results. General economic factors beyond our control that affect our business and end-markets include interest rates, inflation, deflation, consumer credit availability, consumer debt levels, consumer confidence, employment levels, business confidence levels, housing markets, energy costs, tax rates and policy, unemployment rates, commencement or escalation of war or hostilities, the threat or possibility of war, terrorism or other global or national unrest, political or financial instability, and other matters that influence spending by our customers and in our end markets. Increasing volatility in financial markets may cause these factors to change with a greater degree of frequency or increase in magnitude.

Beginning in the fall of 2008 and continuing through 2009 and into 2011, the global economy entered a financial crisis and severe global recession, which materially and adversely impacted our business and the businesses of our customers. Volatile capital and credit markets, declining business and consumer confidence and increased unemployment precipitated a continuing economic slowdown. The economic slowdown decreased demand for the products offered by our customers, resulting in decreased sales volumes and reduced earnings. The severe downturn affected all of our end markets, ultimately required us to restructure our debt in June 2009 and caused our then-existing equity holders to lose the full value of their investment. Part of our business strategy anticipates recovery in the residential repair and remodel, non-residential construction and RV markets; however, there can be no assurances that a recovery in any of these markets will occur as anticipated. Economic weakness could continue or worsen, as has occurred in the United States and in certain regions of Europe due to concerns over the fiscal and monetary situation in a number of countries. For example, the current U.S. debt ceiling and budget deficit concerns together with signs of deteriorating sovereign debt conditions in Europe have increased the possibility of credit-rating downgrades and economic slowdowns. Although U.S. lawmakers passed legislation to raise the federal debt ceiling, Standard & Poor's Ratings Services lowered its long-term sovereign credit rating on the United States from "AAA" to "AA+" on August 5, 2011, citing concerns that the legislation may be insufficient to stabilize the U.S. government's medium-term debt dynamics. The impact of this or any further downgrades to the U.S. government's sovereign credit rating, or its perceived creditworthiness, and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could have a material adverse effect on the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery, including economic stimulus legislation, will be effective or that our sales volumes will increase or stabilize in the future. There can also be no assurance that the conditions that affected us beginning in the fall of 2008 and during 2009 will not recur or worsen. Continued adverse economic conditions could have a material adverse effect on our business, financial condition, results of operations, prospects and cash flows.

A decline in our relations with our key customers or the amount of products they purchase from us could materially adversely affect our business, financial position, results of operations, prospects and cash flows.

Our business depends on our ability to maintain positive relations with our key customers. In 2011, our largest customer, The Home Depot®, accounted for approximately 11% of our net sales and our top ten customers combined accounted for approximately 30% of our net sales. Although we have established and maintain significant long-term relationships with our key customers, we cannot assure you that all of these relationships will continue or will not diminish. In addition, we generally do not enter into long-term contracts with our customers and they generally do not have an obligation to purchase products from us. The loss of, or a diminution in, our relationship with any of our largest customers would have a material adverse effect on us. In addition, the loss of any of our largest customers in any of our business segments could have a material adverse effect on the results of operations of that segment.

Our competitors may adopt more aggressive sales policies and devote greater resources to the development, promotion and sale of their products than we do, which could result in a loss of customers. Generally, our customers are price sensitive, which could further lead to the loss of customers if our prices do not remain competitive. The loss of, or a reduction in orders from, any significant customers, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any major customer could have a material adverse effect on our business. Customers accounting for a significant amount of our revenues may also become more resistant to price changes as their purchase volumes increase relative to our other customers, limiting our ability to increase prices to these customers and eroding our margins. Also, revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue in future periods or, if continued, may not reach or exceed historical levels in any period.

Further, we have no operational or financial control over our customers and have limited influence over how they conduct their businesses. If any of these customers fail to remain competitive in their respective markets or encounter financial or operational problems, our revenue and profitability may decline. Market conditions could also result in our significant customers experiencing financial difficulties. We are exposed to the credit risk of our customers, and their failure to meet their financial obligations when due because of their bankruptcy, lack of liquidity, operational failure or other reasons could result in decreased sales and earnings for us. The decreased availability of consumer credit resulting from the financial crisis, as well as general unfavorable economic conditions, may cause consumers to further decrease their spending, which would reduce the demand for the products of our customers, which would affect our sales and cash flow.

Certain of our customers have been expanding and may continue to expand through consolidation and internal growth, potentially increasing their buying power, which could materially and adversely affect our business, financial condition, results of operations, prospects and cash flows. Certain of our important customers are large companies with significant buying power. In addition, potential further consolidation among our customers could enhance the ability of these customers to seek more favorable terms, including pricing, for the products that they purchase from us. Accordingly, our ability to maintain or raise prices in the future may be limited, including during periods of raw material and other cost increases. See "—Our financial performance is affected by the prices of our key raw materials, particularly aluminum and steel. Price fluctuations relating to aluminum and steel could have a material adverse effect on our business, financial condition, results of operations, prospects and cash flows and limit our operating flexibility." If we are forced to reduce prices or to maintain prices during periods of increased production costs, or if we lose customers because of pricing or other methods of competition, our business, financial condition, results of operations, prospects and cash flows may be materially and adversely affected.

Our financial performance is affected by the prices of our key raw materials, particularly aluminum and steel. Price fluctuations relating to aluminum and steel could have a material adverse effect on our business, financial condition, results of operations, prospects and cash flows and limit our operating flexibility.

The manufacture of our products requires substantial amounts of raw materials, which consist principally of aluminum and steel and, to a lesser extent, paint, glass, copper and vinyl. Over 77% of our raw material costs in 2011 consisted of the cost of aluminum and steel. Our manufacturing operations and our financial performance is affected to a substantial extent by the market prices for these raw materials.

Aluminum and steel are cyclical commodities with prices subject to global market forces of supply and demand and other related factors. Such factors include speculative activities by market participants, production capacity, strength or weakness in key end markets such as housing and transportation, political and economic conditions and production costs in major production regions. Prices have been historically volatile. For example, from January 2009 through December 2011 the London Metals Exchange settlement price for spot aluminum ranged from a high of $1.26 per pound in April 2011 to a low of $0.58 per pound in February 2009. Changes in the prices of aluminum and steel could have a material adverse effect on our business, financial condition, results of operations, prospects and cash flows.

We have historically priced our products by reference to raw material costs and generally we seek to pass through raw material price increases to our customers. However, due to the uncertainty of aluminum and steel prices and the time between material purchases and product sales, we cannot assure you that we always will be able to successfully pass through such price increases to our customers or fully offset the effects of high raw materials costs through productivity improvements. For example, if we cannot pass increases in the cost of raw materials to our customers, higher prices could cause our customers to consider competitors' products, some of which may be available at a lower cost. Additionally, where a competitor had previously purchased a large quantity of raw materials into inventory at a lower price, such a competitor could afford to pass on savings from subsequently higher prices to its customers. We also risk purchasing materials for delivery commitments to customers who later file for bankruptcy protection or repudiate or cancel their purchase agreement with us during a falling price environment, causing us to take delivery of raw materials at an above market cost. As a result, to the extent that the time lag associated with a price increase pass through becomes significant, such increases may have a material adverse effect on our business, financial condition, results of operations, prospects and cash flows.

Where changes in aluminum and steel prices are passed through to our customers, increases or decreases in aluminum and steel prices will cause corresponding increases and decreases in reported net sales, causing fluctuations in reported revenues that are unrelated to our level of business activity. For example, our results during 2011 were significantly affected by rising aluminum and steel prices, which resulted in higher net sales and also higher cost of sales. Accordingly, any change in the price of aluminum and/or steel could have a material adverse effect on our business, financial condition, results of operations, prospects and cash flows.

Our performance is dependent on the continued availability of necessary raw materials, particularly aluminum and steel.

We are dependent on the continued availability of critical raw materials, particularly aluminum and steel. The supply and demand for these critical raw materials are subject to cyclical price fluctuations and other market disturbances, including supply shortages. We purchase a majority of our steel from domestic steel producers, but we have no long-term contracts with any steel suppliers and we generally purchase steel at market prices. In the event of an industry-wide general shortage of raw materials we use, or a shortage or discontinuation of certain types of raw materials, we may not be able to arrange for alternative sources of such raw materials and products. The number of available suppliers has been reduced in recent years due to industry consolidation and bankruptcies affecting steel and metal producers and this trend may continue.

If we are required to utilize alternative suppliers, this could cause delays in the delivery of such raw materials and possible losses in revenue. Also, alternative suppliers may not be available, or may not provide their products and services at similar or favorable prices. Additionally, increased demand from other countries such as China has put upward pressure on the market prices for raw materials. We also purchase raw materials on a regular basis in an effort to maintain our inventory at levels that we believe are sufficient to satisfy the anticipated needs of our customers based upon historic buying practices and market conditions. However, we cannot assure you that there will always be an adequate supply to meet our demand for aluminum and steel, and we are subject to the risk of lost revenue in the event that we cannot obtain quantities of aluminum and steel necessary to meet customer demand. Interruptions in the operations of our suppliers due to labor or production problems, delivery interruptions, fires, floods, explosions, environmental issues, other Acts of God or other events could disrupt the supply of raw materials. Any disruption in the supply of aluminum and/or steel could have a material adverse effect on our business, financial condition, results of operations, prospects and cash flows, including temporarily impairing our ability to manufacture our products for our customers or requiring us to pay higher prices in order to obtain aluminum and/or steel from other sources, which could affect our net sales and profitability.

Due to our reliance on unique fabrication techniques for the niche markets we serve, our business is subject to risks associated with manufacturing processes.

We manufacture most of our products at our own production facilities. Any loss of the use of all or a portion of any of our facilities due to accidents, fires, explosions, labor issues, adverse weather conditions, natural disasters such as floods, tornadoes, hurricanes, ice storms and earthquakes, supply interruptions, transportation interruptions, human error, mechanical failure, terrorist acts, power outages, discharges or releases of toxic or hazardous substances or gases, storage tank leaks and other environmental issues, or otherwise, whether short or long-term, could have a material adverse effect on us and our operations. As such events occur, we may experience substantial business losses, production delays, third party lawsuits and significant repair costs, as well as personal injury and/or loss of life, which could materially and adversely affect our business, financial condition, results of operations, prospects and cash flows.

In addition, unexpected failures of our equipment and machinery may result in production delays, revenue loss and significant repair costs, as well as injuries to our employees. Any interruption in production capability may require us to make large capital expenditures to remedy the situation, which could have a negative impact on our profitability and cash flows. A loss or interruption of production at certain of our facilities, such as our manufacturing facilities in the Netherlands, could significantly disrupt our operations and affect a large number of customers, decreasing our revenues. Moreover, there are a limited number of manufacturers that make the machines we use in our business. Because we supply certain of our products to OEMs, a temporary or long-term business disruption could result in a permanent loss of customers, who may be required to seek alternate suppliers. If this were to occur, our future sales levels, and therefore our business, financial condition, results of operations, prospects and cash flows, could be materially and adversely affected.

We are also subject to losses associated with equipment shutdowns, which may be caused by the loss or interruption of electrical power to our facilities due to unusually high demand, blackouts, adverse weather, equipment failure or other catastrophic events. Losses caused by disruptions in the supply of electrical power could materially and adversely affect our business, financial condition, results of operations, prospects and cash flows. See "—Losses caused by disruptions in the supply of power or increases in energy costs would adversely affect our operations."

Our production facilities are located throughout North America and Europe. In the future, we may construct new manufacturing plants or repair or refurbish existing plants. Delays in the construction, repair and refurbishment of a manufacturing plant can occur as a result of events such as insolvency, work stoppages, other labor actions or "force majeure" events experienced by the companies working on the plants that are beyond our control. Any termination or breach of contract following such an event may result in, among other things, the forfeiture of prior deposits or payments made by us, potential claims and impairment of losses. A significant delay in the construction of a new plant or repair of an existing plant could have a material adverse effect on our business, financial condition, results of operations, prospects and cash flows.

Losses caused by disruptions in the supply of power or increases in energy costs would adversely affect our operations.

We use large amounts of electricity, natural gas and other energy sources to operate our manufacturing facilities. Any loss of power which reduces the amperage to our equipment or causes an equipment shutdown would result in a reduction in production volume. Interruptions in the supply of electrical power to our facilities can be caused by a number of circumstances, including unusually high demand, blackouts, equipment or transformer failure, human error, natural disasters or other catastrophic events. If such a condition were to occur, we may lose production for a prolonged period of time and incur significant losses. In addition, the volatility in costs of fuel, principally natural gas, and other utility services, principally electricity, used by our production facilities affect operating costs. Fuel and utility prices have been, and will continue to be, affected by factors outside our control, such as supply and demand for fuel and utility services in both local and regional markets and the potential regulation of greenhouse gases. Future increases in fuel and utility prices may have a material adverse effect on our business, financial condition, results of operations, prospects and cash flows.

The insurance that we maintain may not fully cover all potential exposures.

We maintain property, casualty and workers' compensation insurance, but such insurance does not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies, including liabilities for environmental compliance or remediation. In addition, from time to time, various types of insurance for companies in our industries have not been available on commercially acceptable terms or, in some cases, have not been available at all. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain.

Consistent with market conditions in the insurance industry, premiums and deductibles for some of our insurance policies have been increasing and may in the future increase substantially. In some instances, some types of insurance may become available only for reduced amounts of coverage, if at all. In addition, there can be no assurance that our insurers would not challenge coverage for certain claims. Moreover, in some instances our insurers may become insolvent and could be unable to pay claims that are made in the future. If we were to incur a significant liability for which we were not fully insured or that our insurers disputed, it could have a material adverse effect on our financial condition. Even with insurance with sufficient coverage, we may still experience a significant interruption to our operations as discussed above. We also cannot assure you that we will maintain or renew our insurance on comparable terms or in sufficient amounts in the future.

We operate in highly competitive markets and our failure to compete effectively may adversely affect our business, financial condition, results of operations, prospects and cash flows.

The markets in which we operate are highly competitive. In the United States, we face competition in each of our business segments from both large and small companies. In Europe, our competitors include a number of integrated companies in the coil coating business. Other smaller companies compete with us in the building and construction, RV and transportation markets in Europe, both on a regional basis and on a pan-European basis. Some of our competitors are larger than us and have significantly greater financial, marketing and technical resources and greater purchasing power than we do. These competitors may be better able to withstand reduced revenues and adverse industry or economic conditions. Further, new competitors could emerge from within North America, Europe or globally. Due to the competitiveness in the various markets in which we operate, we may not be able to increase prices for our products to cover increases in our costs, including increases in raw material costs, or we may face pressure to reduce prices, which could materially and adversely affect our profitability. If we do not compete successfully, our business, financial condition, results of operations, prospects and cash flows could be materially and adversely affected.

Competitive factors in our industry include, without limitation, the importance of customer loyalty, changes in market penetration, increased price competition, the introduction of new products and technology by existing and new competitors, changes in marketing, product diversity, sales and distribution and the ability to supply products to customers in a timely manner. Further, branding is not a significant factor in the sale of many of our products to the end user and the barriers to entry resulting from product branding are therefore lower. In addition, because we do not have long-term contractual arrangements with many of our customers, these competitive factors could cause our customers to cease purchasing our products and shift suppliers.

In addition, our competitors may develop products that are superior to our products or may adapt more quickly to new technologies or evolving customer requirements. Technological advances by our competitors may lead to new material substitutions that are superior to aluminum, steel, copper and vinyl or that may make our products obsolete. New manufacturing techniques developed by competitors may make it more difficult for us to compete. For example, during the 1980s, fiberglass siding was introduced as an alternative to aluminum and took considerable market share in the U.S. RV products end market. Consolidation of our competitors or customers may also adversely affect our businesses. Furthermore, global competition and customer demands for efficiency will continue to make price increases difficult. Because we are largely affected by customer needs and demands, we face uncertainties related to downturns or financial difficulties in our customers' businesses and unanticipated customer production shutdowns or curtailments.

We are increasingly dependent on information technology in our operations. If our computer systems fail or if we are unable to protect our information systems against data corruption, cyber-based attacks or network security breaches, our operations could be disrupted.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to support all aspects of our geographically diverse business operations. In particular, we depend on our information technology infrastructure for electronic communications among our locations around the world and between our personnel and other customers and suppliers. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches and natural disasters.

We may experience problems with the operation of our information technology systems that could adversely affect, or even temporarily disrupt, all or a portion of our operations until resolved, affecting our ability to realize projected and expected cost savings and causing significant loss. Damage or interruption to our computer systems may require a significant investment to fix or replace them, and we may suffer interruptions in our operations in the interim. A prolonged interruption or failure of any of our systems or their connective networks could have a material adverse effect on our business, financial condition, results of operations, prospects and cash flows.

Additionally, a compromise of our security systems resulting in unauthorized access to certain personal information about our customers or distributors could adversely affect our reputation with our customers, distributors and others, as well as our operations, and could result in litigation against us or the imposition of penalties. Security breaches of this infrastructure can create system disruptions, shutdowns or unauthorized disclosure of confidential information. If we are unable to prevent such breaches, our operations could be disrupted, or we may suffer financial damage or loss because of lost or misappropriated information. In addition, most states have enacted laws requiring companies to notify individuals and often state authorities of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether successful or not, would harm our reputation and brand, and it could cause the loss of customers. A security breach could also require that we expend significant additional resources related to our information security systems.

We also rely heavily on our information technology staff. If we cannot meet our staffing needs in this area, we may not be able to fulfill our technology initiatives while continuing to provide maintenance on existing systems. We rely on certain software vendors to maintain and periodically upgrade many of these systems so that they can continue to support our business. The software programs supporting many of our systems were licensed to us by independent software developers. The inability of these developers or us to continue to maintain and upgrade these information systems and software programs would disrupt or reduce the efficiency of our operations if we were unable to convert to alternate systems in an efficient and timely manner. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology, including our ERP system, or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Additionally, any systems failures could impede our ability to timely collect and report financial results in accordance with applicable laws and regulations.

Our business is subject to seasonality, with our highest sales volumes historically occurring during our second and third quarters.

Our business is subject to seasonality, with the second and third quarters historically accounting for our highest sales volumes. As a result, quarter-to-quarter comparisons of our sales and operating results should not be relied on as an indication of future performance, and the results of any quarterly period may not be indicative of expected results for a full year. Additionally, this seasonality affects how we manage our cash flows over the course of the year. For example, our working capital needs are typically at their highest during the second and third quarters.

Adverse weather conditions could have a material adverse effect on our business, financial condition, results of operations, prospects and cash flows.

Unusually prolonged periods of cold, rain, blizzards, hurricanes or other severe weather patterns could delay, halt or postpone renovation and construction activity. For example, an unusually severe winter can lead to reduced construction, repairing and remodeling activity and exacerbate the seasonal decline in our sales, cash flows from operations and results of operations during the winter months. If sales were to fall substantially below levels we would normally expect during certain periods, our financial results would be adversely impacted.

We may be unable to protect our intellectual property rights, and we may be subject to intellectual property litigation and infringement claims by third parties.

We rely on a combination of patents, trademarks, trade secrets, proprietary technology and technology advancements to maintain competitiveness in the market and to protect our branded products. We have licensed, and may license in the future, certain intellectual property and technology from third parties. Despite our efforts to protect our proprietary rights, third parties, including our competitors, may copy or otherwise obtain and use our products or technology. It is difficult for us to monitor unauthorized uses of our products or technology and we may not be able to adequately minimize damages to us from these violations. Failures to protect our intellectual property could have a material adverse effect on the competitiveness or profitability of our business. The steps we have taken may not prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Further, we may not be able to deter current and former employees, contractors and other parties from breaching confidentiality obligations and misappropriating proprietary information. In addition, we cannot guarantee that our applications for registered protection will be accepted by the relevant registries or that courts will find any resulting registrations to be valid. If third parties take actions that affect our rights or the value of our intellectual property, similar proprietary rights or reputation, or we are unable to protect our intellectual property from infringement or misappropriation, other companies may be able to use our intellectual property to offer competitive products at lower prices and we may not be able to effectively compete against these companies. In addition, if any third party copies or imitates our products, in a manner that projects a lesser quality or carries a negative connotation, this could have a material adverse effect on our goodwill in the marketplace because it would damage the reputation of our products generally, whether or not it violates our intellectual property rights.

In addition, we face the risk of claims that we are infringing third parties' intellectual property rights. Although we believe that our intellectual property rights are sufficient to allow us to conduct our business without incurring liability to third parties, from time to time we are involved in legal proceedings that arise relating to intellectual property, and we can give no assurance that claims or litigation asserting infringement by us of intellectual property rights will not be initiated in the future seeking damages, payment of royalties or licensing fees, or an injunction against the sale of our products, or that we would prevail in any litigation or be successful in preventing such judgment. Any such claim, even if it is without merit, could be expensive and time-consuming to defend; could cause us to cease making, using or selling certain products that incorporate the disputed intellectual property; could require us to redesign our products, if feasible; and could divert management's time and attention, each of which could have a material adverse effect on our business, financial condition, results of operations, prospects and cash flows. In the event a claim of infringement against us is successful, we may be required to pay royalties or license fees to continue to use the applicable technology or other intellectual property rights or may be unable to obtain necessary licenses from third parties at all, or at a reasonable cost or within a reasonable time.

In the future, we may also rely on litigation to enforce our intellectual property rights and contractual rights and, if not successful, we may not be able to protect the value of our intellectual property. Regardless of the outcome, any litigation, whether commenced by us or third parties, could be protracted and costly and could have a material adverse effect on our business, financial condition, results of operations, prospects and cash flows.

We could face potential product liability or warranty claims relating to products we manufacture or distribute, and we may not have sufficient insurance coverage or funds available to cover all potential claims.

We face exposure to product liability claims in the event that the use of our products is alleged to have resulted in injury or other adverse effects. We currently maintain product liability coverage, but we may not be able to continue to maintain such insurance on acceptable terms in the future, if at all, or ensure that any such insurance provides adequate coverage against potential claims. Product liability claims can be expensive to defend and may divert management or other personnel for months or years regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition, results of operations, prospects and cash flows.

We also provide warranties on certain products and are subject to potential warranty claims to the extent that products we manufacture are defective. The warranty periods differ depending on the product, but generally range from one year to limited lifetime warranties. We provide accruals for warranties based on historical experience and expectations of future occurrence. We may experience increased costs of warranty claims if our products are manufactured or designed defectively. Our warranty accruals may be insufficient or we could in the future become subject to a significant and unexpected warranty expense, which could have a material adverse effect on our business, financial condition, results of operations, prospects and cash flows.

We are subject to strict environmental laws and regulations that may lead to significant, unforeseen expenses.

Our manufacturing operations are subject to a range of federal, state, municipal, local, and foreign environmental and occupational health and safety laws and regulations, including those relating to air emissions, wastewater discharges, the handling and disposal of solid and hazardous waste and hazardous substances, and the remediation of contamination associated with the current and past use of hazardous substances or other regulated materials. We may not be, at all times, in compliance with all such requirements. Many of our operations require environmental permits and controls pursuant to these laws and regulations to prevent and limit pollution. These permits contain terms and conditions that impose limitations on our manufacturing activities, production levels and associated activities and periodically may be subject to modification, renewal and revocation by issuing authorities. Historically, the costs of achieving and maintaining compliance with environmental and health and safety requirements have not been material. However, the operation of manufacturing plants entails risks in these areas, and a failure by us to comply with applicable environmental, health and safety laws, rules and regulations, including permit requirements, could result in civil or criminal fines, penalties, enforcement actions, third party claims for property damage and personal injury, requirements to clean up property or to pay for the costs of cleanup, or regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, including the installation of pollution control equipment or remedial actions.

Under certain of these laws and regulations, such as the federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"), known as the Superfund law, and its state law analogs, we may be held liable for releases of hazardous substances on or from our current or former properties or any offsite disposal location to which we may have sent waste. Such liability may include cleanup costs, natural resource damages and associated transaction costs. Liability under these laws can be joint and several, and can be imposed without regard to fault or the lawfulness of the actions that led to the release at the time they occurred.

Pursuant to these laws, we have been named as a potentially responsible party in state and federal administrative and judicial proceedings seeking contribution for costs associated with the investigation, analysis, correction and remediation of environmental conditions at eleven third party hazardous waste disposal sites. Pursuant to the terms of the Alumax acquisition agreement, subject to certain terms and limitations, Alumax (and its successors) has agreed to indemnify us for all of the costs associated with each of these sites as well as for all of the costs associated with nine additional sites to which we may have sent waste for disposal but for which we have not received any notice of potential responsibility. Our ultimate liability in connection with present and future environmental claims will depend on many factors, including our volumetric share of the waste at a given site, the remedial action required, the total cost of remediation, the financial viability and participation of the other entities that also sent waste to the site, and Alumax's willingness or ability to honor its indemnification obligations.

We are not currently conducting any investigation or remediation of contamination at facilities we own or operate. Potential liabilities of this kind are not subject to indemnification by Alumax. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish or adjust our reserve for our projected share of these costs. As of December 30, 2011, we had no reserves recorded for environmental matters, as we believe any potential liability is both remote and not reasonably estimable. However, the estimation of environmental liabilities is subject to uncertainties, including the scope and nature of contamination conditions, the success of remediation technologies being employed, new or changes to environmental laws, regulations or policies, future findings of investigation or remediation actions, alteration to expected remediation plans, or the number, financial condition and cooperation of other potentially responsible parties. In the event we are responsible for environmental costs, any actual liabilities that exceed our reserves may have a material and adverse effect on our financial condition and, in particular, our earnings. In addition, we may incur significant liabilities in connection with environmental conditions currently unknown to us relating to our existing, prior, or future sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired. See "Item 1. Business—Environmental, Health and Safety Matters."

Compliance with environmental and occupational health and safety laws and regulations can be costly, and we have incurred and will continue to incur costs, including capital expenditures, to comply with these requirements. In addition, these laws and regulations, and their interpretation or enforcement, are constantly evolving and have tended to become more stringent over time. It is impossible to predict accurately the effect that changes in these laws and regulations, or their interpretation or enforcement, may have upon our business, financial condition, results of operations, prospects or cash flows. For example, legislation and regulations limiting emissions of greenhouse gases, including carbon dioxide associated with the burning of fossil fuels, are at various stages of consideration and implementation, and if fully implemented, may significantly increase the price of the raw materials for and energy used to produce our products and negatively impact the financial condition of many of our customers. If our compliance costs increase and are passed through to our customers, our products may become less competitive than other materials, which could reduce our sales, perhaps materially. Our costs of compliance with current and future environmental requirements could materially and adversely affect our business, financial condition, results of operations, prospects and cash flows.

We are subject to the risks of doing business in foreign countries.

We are, and will continue to be, subject to financial, political, economic and business risks in connection with our non-U.S. operations. In 2011, 36% of our net sales were made outside of the United States, and as of December 30, 2011, we operated six manufacturing and distribution facilities in Europe and one in Canada. Doing business in foreign countries entails certain risks, including, but not limited to:

•	exchange rate fluctuations;

•	adverse changes in economic conditions in other countries;

•	political or civil unrest and insurrection and armed hostilities;

•	government policies against ownership of businesses by non-nationals;

•	reduced protection of intellectual property rights;

•	a need to comply with numerous laws and regulations in each jurisdiction in which we operate;

•	legal systems that may be less developed and less predictable than those in the United States;

•	shipping delays;

•	licensing and other legal requirements;

•	local tax issues;

•	longer payment cycles in certain foreign markets;

•	the difficulties of staffing and managing dispersed international operations;

•	language and cultural issues in regions of the world outside the United States;

•	renegotiation or modification of existing agreements or arrangements with governmental authorities;

•	export and transportation tariffs;

•	foreign exchange restrictions and trade protection measures;

•	changes in the value of the U.S. dollar relative to foreign currencies; and

•	differences in laws governing employee and union relations.

The occurrence of any of these risks could materially disrupt or adversely impact our business.

In addition, because a significant portion of our operations are outside the United States, we are subject to limitations on our ability to repatriate funds to the United States These limitations arise from regulations in certain countries that limit our ability to remove funds from or transfer funds to foreign subsidiaries, as well as from tax liabilities that would be incurred in connection with such transfers. These regulations could significantly limit our liquidity.

In addition, our revenues, expenses, cash flows and results of operations could be affected by actions in foreign countries that more generally affect the global markets, including inflation, fluctuations in currency and interest rates, competitive factors, civil unrest and labor problems. Our operations and the commercial markets for our products could also be materially and adversely affected by acts of war, terrorism or the threat of any of these events as well as government actions such as controls on imports, exports and prices, tariffs, new forms of taxation or changes in fiscal regimes and increased government regulation in countries engaged in the manufacture or consumption of aluminum and steel products. Unexpected or uncontrollable events or circumstances in any of these markets could materially and adversely affect our business, financial condition, results of operations, prospects and cash flows.

Fluctuations in foreign currency exchange rates could negatively affect our financial results.

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In the year ended December 30, 2011, we used three functional currencies in addition to the U.S. dollar and derived approximately 36% of our net sales from operations outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate net sales, net income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net sales, operating income and the value of balance sheet items, including intercompany assets and obligations. Strengthening of foreign currencies, particularly the euro and British pound, against the U.S. dollar had a significant impact on our cost of goods sold during 2011. Changes in the value of the currencies we use also affect the value and amount of our debt which is recorded on our balance sheet. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. However, we cannot assure you that fluctuations in foreign currency exchange rates, particularly the strengthening of the U.S. dollar against major currencies, such as the Euro, the Pound Sterling, the Canadian Dollar, or the currencies of large developing countries, would not materially adversely affect our financial results.

Doing business in foreign countries requires us to comply with U.S. and foreign anti-corruption laws and economic sanctions programs.

Our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act ("FCPA"), and economic sanction programs administered by the U.S. Treasury Department's Office of Foreign Assets Control ("OFAC"). As a result of doing business in foreign countries, we are exposed to a heightened risk of violating anti-corruption laws and OFAC regulations.

The FCPA prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. As part of our business, we may deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. In addition, the U.K. Bribery Act 2010, or the Bribery Act, came into force in July 2011. The provisions of the Bribery Act extend beyond bribery of foreign public officials and are more onerous than the FCPA in a number of other respects, including jurisdiction, non-exemption of facilitation payments and penalties. Some of the international locations in which we operate lack a developed legal system and have higher than normal levels of corruption. Economic sanctions programs restrict our business dealings with certain sanctioned countries and other sanctioned individuals and entities.

Violations of anti-corruption laws and sanctions regulations are punishable by civil penalties, including fines, denial of export privileges, injunctions, asset seizures, debarment from government contracts and revocations or restrictions of licenses, as well as criminal fines and imprisonment. We have established policies and procedures designed to assist our compliance with applicable U.S. and foreign laws and regulations including the Bribery Act. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these laws and regulations in every transaction in which we may engage, and such a violation could materially and adversely affect our reputation, business, financial condition, results of operations, prospects and cash flows. In addition, various U.S. state and municipal governments, universities and other investors maintain prohibitions or restrictions on investments in companies that do business with sanctioned countries.

We are subject to various federal, state, local and non-U.S. tax requirements.

We may be subject to federal, state and local income taxes in the United States and non-U.S. income taxes in numerous other jurisdictions in which we transact business or generate net sales. Increases in income tax rates could reduce our after-tax income from affected jurisdictions. In addition, there have been proposals to reform U.S. tax laws that could significantly impact how U.S. multinational corporations are taxed in the United States on their foreign earnings; because we earn a substantial portion of our income in foreign countries, these proposals could affect our tax rates in a material and adverse manner. Although we cannot predict whether or in what form these proposals will pass, several of the proposals being considered could have a material adverse impact on our tax expense and cash flow, if such proposals are enacted.

Our business operations are subject to numerous duties or taxes that are not based on income, sometimes referred to as "indirect taxes," including import duties, excise taxes, sales or value-added taxes, property taxes and payroll taxes, in many of the jurisdictions in which we operate, including indirect taxes imposed by state and local governments. Increases in or the imposition of new indirect taxes on our business operations or products would increase the cost of products or, to the extent levied directly on consumers, make our products less affordable.

We are subject to taxation in multiple jurisdictions.

We are subject to taxation primarily in the United States, Canada, the United Kingdom, the Netherlands and France. Our effective tax rate and tax liability will be affected by a number of factors, such as the amount of taxable income we generate in particular jurisdictions, the tax rates in those jurisdictions, tax treaties between jurisdictions, the extent to which we transfer funds and repatriate funds from our subsidiaries and future changes in local tax law. Our tax liability will usually be dependent upon our operating results and the manner in which our operations are funded. Generally, the tax liability for each legal entity is determined either on a non-consolidated basis or on a consolidated basis only with other entities incorporated in the same jurisdiction. In either case, our tax liability is determined without regard to the taxable losses of non-consolidated affiliated entities. As a result, we may pay income taxes in one jurisdiction for a particular period even though on an overall basis we incur a net loss for that period.

We may experience fluctuations in our tax obligations and effective tax rate.

We are subject to taxes in the United States and numerous international jurisdictions. We record tax expense based on our estimates of future tax payments, which include reserves for estimates of probable settlements of international and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. As a result, we expect that throughout the year there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in a given period may be materially impacted by changes in the mix and level of earnings by taxing jurisdiction or by changes to existing accounting rules or regulations.

Changes to accounting rules or regulations may adversely affect our financial position and results of operations.

Changes to existing accounting rules or regulations may impact our future results of operations and our ability to comply with covenants under our credit agreements or cause the perception that we are more highly leveraged. In addition, new accounting rules or regulations and varying interpretations of existing accounting rules or regulations may be adopted in the future. For instance, accounting regulatory authorities have indicated that they may begin to require lessees to capitalize operating leases in their financial statements in the next few years. If adopted, such a change would require us to record capital lease obligations on our balance sheet and make other changes to our financial statements. This and other future changes to accounting rules or regulations could adversely affect our financial position, results of operations and liquidity.

Acquisitions or divestitures that we make in the future may be unsuccessful.

Our structure and business model trace their roots to our history as a downstream producer of aluminum products and have evolved in response to customer demand for products made from materials other than aluminum. We have expanded the size, scope and nature of our business partly through the acquisition of other businesses. We may opportunistically consider the acquisition of other companies or product lines of other businesses that either complement or expand our existing business, or we may consider the divestiture of some of our businesses. We may consider and make acquisitions or divestitures both in countries in which we currently operate and elsewhere. We cannot assure you that we will be able to consummate any such acquisitions or divestitures or that any future acquisitions or divestitures will be consummated at acceptable prices and terms. Any future acquisitions or divestitures we pursue may involve a number of special risks, including, but not limited to, some or all of the following:

•	the diversion of management's attention from our core businesses;

•	the disruption of our ongoing business;

•	entry into markets in which we have limited or no experience, including geographies that we have not previously operated in;

•	the ability to integrate our acquisitions without substantial costs, delays or other problems, which would be complicated by the breadth of our international operations;

•	inaccurate assessment of undisclosed liabilities;

•	potential known and unknown liabilities of the acquired businesses and limitations of seller indemnities;

•	the incorporation of acquired products into our business;

•	the failure to realize expected synergies and cost savings;

•	the loss of key employees or customers of the acquired or divested business;

•	increasing demands on our operational systems;

•	the integration of information system and internal controls;

•	possible adverse effects on our reported operating results, particularly during the first several reporting periods after the acquisition is completed; and

•	the amortization of acquired intangible assets.

Additionally, any acquisitions we may make could result in significant increases in our outstanding indebtedness and debt service requirements. Any acquisition may also cause us to assume liabilities, record goodwill and indefinite-lived intangible assets that will be subject to impairment testing and potential impairment charges, incur significant restructuring charges and increase working capital and capital expenditure requirements, which would reduce our return on invested capital. In addition, the terms of our current indebtedness and any other indebtedness we may incur in the future may limit the acquisitions we may pursue.

Any acquisitions we may seek to consummate will be subject to the negotiation of definitive agreements, satisfactory financing arrangements and applicable governmental approvals and consents, including under applicable antitrust laws, such as the Hart-Scott-Rodino Act. We may not complete any additional acquisitions and any acquired entities or assets may not enhance our results of operations. Even if we are able to integrate future acquired businesses with our operations successfully, we cannot assure you that we will realize all of the cost savings, synergies or revenue enhancements that we anticipate from such integration or that we will realize such benefits within the expected time frame.

If we were to undertake a substantial acquisition, the acquisition would likely need to be financed in part through additional financing from banks, through public offerings or private placements of debt or equity securities or with other arrangements. We cannot assure you that the necessary acquisition financing would be available to us on acceptable terms if and when required, particularly because we are currently highly leveraged, which may make it difficult or impossible for us to secure financing for acquisitions. If we were to undertake an acquisition by issuing equity securities or equity-linked securities, the acquisition may have a dilutive effect on the interests of the holders of our common stock.

Our stockholders agreement includes restrictions on our ability to complete acquisitions and to raise debt or equity financing generally. As a result, any acquisition we seek to make may be subject to stockholder approval, and there can be no assurance we would be able to obtain such approval on a timely basis or at all.

Our business operations depend on attracting and retaining qualified management and personnel.

Our success depends to a significant degree upon the ability, expertise, judgment, discretion, integrity and good faith of our senior management team and our workforce throughout our organization. Thus, our future performance depends on our continued ability to attract and retain experienced and qualified management and personnel. Competition for personnel with experience in the materials manufacturing industry, and those qualified to manage a business with significant international operations, is intense, and we may be unable to continue to attract or retain such personnel. Furthermore, as a company with publicly-traded debt securities, our future success will also depend on our ability to hire and retain management with public company experience. The loss of any of our key executive officers or the inability to attract qualified personnel could significantly impede our ability to successfully implement our business strategy, financial plans, marketing and other objectives. We do not currently have any key-person life insurance with respect to any of our executive officers or employees.

A portion of our workforce is unionized and we are subject to the risk of labor disputes and adverse employee relations, which may disrupt our business and increase our costs.

As of December 30, 2011, approximately 9% of our employees were represented by unions, an additional approximately 28% were represented by similar bodies (e.g., works councils) and we were a party to five collective bargaining agreements. While we believe that our relations with our employees are good, our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages, labor disturbances or other slowdowns by the affected workers. If our union-represented employees were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, or the terms and conditions in our labor agreements were to be renegotiated in an adverse manner, we could experience significant disruption of our operations, which would cause higher ongoing labor costs and impact our ability to satisfy our customers' requirements. Any such cost increases, stoppages or disturbances could materially and adversely affect our business, financial condition, results of operations, prospects and cash flows by limiting plant production, sales volumes and profitability. See "Item 1. Business—Employees."

Inflation may adversely affect our business operations in the future.

We have experienced certain inflationary conditions in our cost base due primarily to changes in foreign currency exchange rates that have reduced the purchasing power of the U.S. dollar and increases in selling, general and administrative expenses. In addition, we are party to certain leases that contain escalator provisions contingent on increases based on changes in the Consumer Price Index. Inflation can harm our margins and profitability if we are unable to increase prices or cut costs enough to offset the effects of inflation in our cost base. If inflation in these or other costs worsens, we cannot assure you that our attempts to offset the effects of inflation and cost increases through control of expenses, passing cost increases on to customers or any other method will be successful. Any future inflation could adversely affect our profitability and our business.

We have recorded material goodwill and other intangible asset impairments in the past and continue to maintain a substantial amount of goodwill and other intangible assets on our balance sheet. The amortization of acquired assets will reduce our future reported earnings, and if our remaining goodwill or other intangible assets become impaired, we may be required to recognize impairment charges that would reduce our net income and could have a material impact on our operating results.

As a result of applying the purchase method of accounting in connection with our acquisition in 2005 and other acquisitions we have made in the past, we have a significant amount of goodwill and other intangible assets on our balance sheet. For the year ended December 26, 2008, as a result of lowered expectations for future cash flows due to the severe economic downturn, we recorded impairment charges totaling $401.4 million, which had a material impact on our historical operating results. As of December 30, 2011 and December 31, 2010, $274.5 million and $296.4 million, respectively, of goodwill and other intangible assets remained recorded on our balance sheet. In accordance with GAAP, we test goodwill for impairment annually on the last day of our fiscal year, or more frequently if events or circumstances indicate the potential for impairment. Such reviews could result in an earnings charge for the impairment of goodwill, and any such charge could be material. Accordingly, our net income could be reduced even though there would be no impact on our underlying cash flow. Furthermore, in accordance with the purchase accounting method, the excess of the cost of purchased assets over the fair value of such assets is assigned to intangible assets and is amortized over a period of time. The amortization expense associated with our intangible assets will have a negative effect on our future reported earnings. Many other companies, including many of our competitors, may not have the significant acquired intangible assets that we have because they have not participated in recent acquisitions and business combination transactions similar to ours. Thus, our reported earnings may be more negatively affected by the amortization of intangible assets than the reported earnings of these companies will be.

Global or regional catastrophic events, natural disasters, severe weather and global political events could impact our operations and financial results.

Because of our global presence and worldwide operations, our business can be affected by large-scale terrorist acts, especially those directed against the United States or other major industrialized countries; the outbreak or escalation of armed hostilities; political instability in oil-producing regions; major natural disasters such as earthquakes, hurricanes, volcano eruptions, fires and floods; inclement weather such as frequent or unusually heavy snow, ice or rain storms, or extended periods of unseasonable temperatures; widespread outbreaks of infectious diseases such as H1N1 influenza, avian influenza or severe acute respiratory syndrome (generally known as SARS); disruptive global political events, such as civil unrest in countries in which our suppliers are located; labor strikes or work stoppages; and other such catastrophes and events.

Such events could impair our ability to manage our business around the world, disrupt our supply of raw materials, or result in increases in fuel (or other energy) prices or a fuel shortage or the temporary lack of an adequate work force in a market, and could impact production, transportation and delivery of our products. In addition, such events could cause disruption of regional or global economic activity, which may affect consumers' purchasing power in the affected areas and, therefore, reduce demand for our products. These events also can have indirect consequences such as increases in the costs of insurance if they result in significant loss of property or other insurable damage.

Risks Related to Our Notes

Our substantial indebtedness could adversely affect our financial condition and ability to raise additional capital to fund our operations, prevent us from fulfilling our obligations under our indebtedness, limit our ability to react to changes in the economy or our industry and expose us to interest rate risk to the extent of our variable rate debt.

We have a substantial amount of indebtedness, which requires significant interest and principal payments. As of December 30, 2011, we had total indebtedness of approximately $508.0 million, including $375.0 million of 9.50% Senior Secured Note due 2016, which we refer to as Notes which were issued by Euramax International Inc. and guaranteed by Euramax Holdings, $122.8 million under a senior unsecured loan facility, which we refer to as the Senior Unsecured Loan Facility, and $10.2 million drawn under the Amended and Restated Senior Secured Revolving Credit and Guaranty Agreement which we refer to as the ABL Credit Facility, as well as additional borrowing availability of $46.9 million under the ABL Credit Facility. Subject to the restrictions contained in the indenture governing the Notes, the Senior Unsecured Loan Facility, the ABL Credit Facility and any debt instruments we may enter into in the future, we or our subsidiaries may incur significant additional indebtedness in the future to finance capital expenditures, investments or acquisitions, or for other general corporate purposes.

Our substantial indebtedness could have important negative consequences to you, including:

•	limiting our ability to obtain financing in the future for working capital, capital expenditures, acquisitions, debt service or other general corporate purposes;

•
requiring us to use a substantial portion of our available cash flow to service our debt, which will reduce the amount of cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to general economic downturns and adverse industry conditions;

•	limiting our flexibility in planning for, or reacting to, changes in our business and in our industry in general;

•	placing us at a competitive disadvantage compared to our competitors that are not as highly leveraged, as we may be less capable of responding to adverse economic conditions;

•
restricting the way we conduct our business because of financial and operating covenants in the agreements governing our and our subsidiaries' existing and future indebtedness, including, in the case of certain indebtedness of subsidiaries, particularly foreign subsidiaries which may enter into separate credit facilities, certain covenants that restrict the ability of subsidiaries to pay dividends or make other distributions to us;

•
increasing the risk of our failing to satisfy our obligations with respect to our debt instruments and/or complying with the financial and operating covenants contained in our or our subsidiaries' debt instruments which, among other things, require us to (in certain circumstances) maintain a specified covenant ratio and limit our ability to incur debt and sell assets, which could result in an event of default under the agreements governing our debt instruments that, if not cured or waived, could have a material adverse effect on our business, financial condition and operating results;

•	increasing our cost of borrowing; and

•	preventing us from raising the funds necessary to repurchase outstanding debt upon the occurrence of certain changes of control, which would constitute an event of default under our debt instruments.

In addition, the indenture governing the Notes, the ABL Credit Facility and the Senior Unsecured Loan Facility contain financial and other restrictive covenants that will limit our ability and the ability of our subsidiaries to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of all of our debt.

Borrowings under the ABL Credit Facility bear interest at variable rates based on LIBOR or, at our option, a base rate. If market interest rates increase, such variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. Our interest costs are also affected by our credit ratings. If our credit ratings decline in the future, the interest rates we are charged on debt under the ABL Credit Facility could increase incrementally by up to 75 basis points, contingent upon our credit rating.

In addition, changes in our credit ratings may affect the way suppliers view our ability to make payments and may induce them to shorten the payment terms of their invoices. A change in payment terms may have a material adverse effect on the amount of our liabilities and our ability to make payments to our suppliers.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, our lenders' financial stability, which are subject to prevailing global economic and market conditions, and certain financial, business and other factors, many of which are beyond our control. Even if we were able to refinance or obtain additional financing, the costs of new indebtedness could be substantially higher than the costs of our existing indebtedness.

We may not be able to generate sufficient cash to service all of our indebtedness, including the Notes, and may not be able to refinance our indebtedness on favorable terms. If we are unable to do so, we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on, among other things:

•	our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control; and

•
our future ability to borrow under the ABL Credit Facility, the availability of which depends on, among other things, the size of our borrowing base and our compliance with the covenants in the ABL Credit Facility.

We cannot assure you we will maintain a level of cash flows from operating activities, or that we will be able to draw amounts under the ABL Credit Facility or otherwise, sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness or to otherwise fund our liquidity needs. Furthermore, any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

Our overall debt level and/or market conditions could lead the credit rating agencies to lower our corporate credit ratings. A downgrade in our corporate credit ratings could impact our ability to issue new debt by raising the cost of issuing new debt. As a consequence, we may not be able to issue additional debt in amounts and/or with terms that we consider to be reasonable. In addition, our ability to incur secured indebtedness (which would generally enable us to achieve better pricing than the incurrence of unsecured indebtedness) depends in part on the value of our assets, which depends, in turn, on the strength of our cash flows and results of operations, and on economic and market conditions and other factors. Our ability to refinance our indebtedness is also subject to restrictions contained in our stockholders agreement.

If our cash flows and capital resources are insufficient to fund our debt service obligations or we are unable to refinance our indebtedness, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions, or the proceeds from the dispositions may not be adequate to meet any debt service obligations then due. If we were unable to repay amounts when due, our lenders could proceed against the collateral granted to them to secure that indebtedness.

Borrowings under the ABL Credit Facility bear interest at variable rates and other debt we incur could likewise be variable-rate debt. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, would correspondingly decrease. While we may enter into agreements limiting our exposure to higher interest rates, we have no such agreements at this time, and any such agreements may not offer complete protection from this risk.

Our debt agreements contain significant operating and financial restrictions that limit our flexibility in operating our business.

The ABL Credit Facility, the Senior Unsecured Loan Facility and the indenture governing the Notes contain a number of restrictive covenants that impose significant restrictions on us. Compliance with these restrictive covenants limits our flexibility in operating our business and could prevent us from engaging in favorable business activities or financing future operations or capital needs. Failure to comply with these covenants could give rise to one or more defaults or events of default under our debt agreements. These covenants restrict, among other things, our ability and the ability of our subsidiaries to:

•	incur indebtedness;

•	repurchase or redeem capital stock;

•	pay certain dividends, make certain distributions, make loans, transfer property or make other restricted payments;

•	make capital expenditures, acquisitions or investments;

•	incur liens;

•	sell assets;

•	issue or sell capital stock;

•	enter into transactions with affiliates;

•	consolidate or merge with other companies or sell all or substantially all of our assets;

•	engage in certain business activities; and

•	designate our subsidiaries as unrestricted subsidiaries.

Our fixed charge coverage ratio (as defined in the indenture which governs the Notes) is currently significantly less than 2:1. Accordingly, we are currently unable to incur debt under the ratio test included in the indenture. In addition, our secured debt ratio (as defined in the indenture which governs the Notes) is currently significantly higher than 3.75:1, which significantly limits our ability to incur secured debt. Although the indenture contains other debt and lien baskets, we could be significantly limited in our operations due to the fixed charge coverage ratio and secured debt tests contained in the indenture.

If we default on any of these covenants, our lenders could cause all amounts outstanding under the ABL Credit Facility, the Senior Unsecured Loan Facility or the indenture governing the Notes to be due and payable immediately, and the lenders under the ABL Credit Facility or the indenture governing the Notes could proceed against any collateral securing that indebtedness. Our assets or cash flow may not be sufficient to repay in full the borrowings under our debt agreements, either upon maturity or if accelerated upon an event of default. In addition, any event of default or declaration of acceleration under one debt instrument could also result in a default or an event of default under one or more of our other debt instruments.

Despite our substantial indebtedness, we and our subsidiaries may still be able to incur significantly more debt. This could increase the risks associated with our substantial leverage, including our ability to service our indebtedness.

The ABL Credit Facility, the Senior Unsecured Loan Facility and the indenture governing the Notes contain restrictions on our ability to incur additional indebtedness. However, these restrictions are subject to a number of important qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Accordingly, we and our subsidiaries could incur significant additional indebtedness in the future, much of which could constitute secured or senior indebtedness.

Our variable-rate indebtedness subjects us to interest rate risk, which could cause our annual debt service obligations to increase significantly.

The ABL Credit Facility is subject to variable rates of interest and exposes us to interest rate risk. Our variable rate indebtedness is also subject to minimum rates of interest that limit the potential benefit of any decrease in variable rates. If interest rates exceed the minimum rates payable on our debt, our debt service obligations on the variable rate indebtedness would increase, resulting in a reduction of our net income, even though the amount borrowed remained the same. As of December 30, 2011, we had total indebtedness of approximately $508.0 million. Based on this amount of indebtedness, if interest rates remained at December 30, 2011 levels, our annualized cash interest expense would be approximately $51.2 million (subject to increase in the event interest rates rise). A 1% increase in the interest rate on our indebtedness would increase our annual interest expense to approximately $56.3 million, prior to any consideration of the impact of minimum interest rates on our indebtedness.

Instability and volatility in the capital and credit markets could have a negative impact on our business, financial condition, results of operations and cash flows.

The capital and credit markets have experienced volatility and disruption in 2009, 2010 and 2011. Our business, financial condition, results of operations, prospects and cash flows could be negatively impacted by the difficult conditions and volatility in the capital, credit and commodities markets and in the global economy. Difficult conditions in these markets and the overall economy affect us in a number of ways. For example:

•	Although we believe we will have sufficient liquidity under our credit facilities to run our business, under extreme market conditions there can be no assurance that such funds would be available under the facilities or sufficient to meet our needs, and in such a case, we may not be able to successfully obtain additional financing on favorable terms, or at all.

•	Market volatility could make it difficult for us to raise additional debt and/or equity capital in the public or private markets if we needed to do so.

•
Market conditions could cause the counterparties to the derivative financial instruments we use to hedge our exposure to interest rate fluctuations to experience financial difficulties and, as a result, our efforts to hedge these exposures could prove unsuccessful, and, furthermore, our ability to engage in additional hedging activities may decrease or become even more costly as a result of these conditions.

•
The ABL Credit Facility and the Senior Unsecured Loan Facility contain various covenants that we must comply with. There can be no assurance that we would be able to successfully amend the ABL Credit Facility and the Senior Unsecured Loan Facility in the future if we were to fail to comply with these covenants. Further, any such amendment could be very expensive and materially impair our cash flow and liquidity.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

Any default under the agreements governing our indebtedness, including a default under the ABL Credit Facility and the Senior Unsecured Loan Facility, that is not waived by the required holders of such indebtedness, could leave us unable to pay principal, premium, if any, or interest on the Notes and could substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, or interest on such indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our existing and future indebtedness, including the ABL Credit Facility and the Senior Unsecured Loan Facility, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with any accrued and unpaid interest, the lenders under the ABL Credit Facility could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against the assets securing such facilities and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek waivers from the required lenders under the ABL Credit Facility and the Senior Unsecured Loan Facility to avoid being in default. If we breach our covenants under the ABL Credit Facility or the Senior Unsecured Loan Facility and seek waivers, we may not be able to obtain waivers from the required lenders thereunder. If this occurs, we would be in default under the ABL Credit Facility and the Senior Unsecured Loan Facility, which would, if our obligations under the ABL Credit Facility and the Senior Unsecured Loan Facility are accelerated, cause a default under the indenture governing the Notes. In such case, the lenders under the ABL Credit Facility and the Senior Unsecured Loan Facility could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

The Notes are effectively subordinated to our and our guarantors' indebtedness under (i) the ABL Credit Facility to the extent of the value of the collateral securing the ABL Credit Facility and (ii) certain permitted additional secured indebtedness, in each case on a basis senior to the Notes.

The Notes and the related guarantees are secured, subject to certain exceptions, by a first priority lien on (i) substantially all of the assets of Euramax International and the guarantors (other than inventory and accounts receivable and related assets, which assets secure the ABL Credit Facility on a first priority basis) and (ii) all of the capital stock of Euramax International and the guarantors and the capital stock of each material domestic restricted subsidiary owned by us or a guarantor and 65% of the voting capital stock and 100% of any non-voting capital stock of foreign restricted subsidiaries directly owned by us or a guarantor (the "Notes Collateral"), and a second priority lien on the inventory and accounts receivable and related assets of Euramax International and the guarantors (which assets secure the ABL Credit Facility on a first priority basis) (the "ABL Collateral"). The Notes are effectively subordinated in right of payment to the ABL Credit Facility to the extent of the value of the ABL Collateral as well as certain permitted additional indebtedness, which can be secured on a senior basis. The effect of this subordination is that upon a default in payment on, or the acceleration of, any indebtedness under the ABL Credit Facility or other indebtedness secured by such assets on a first-priority basis, or in the event of bankruptcy, insolvency, liquidation, dissolution, reorganization or similar proceeding of us or any of the guarantors of the ABL Credit Facility or of such other secured debt, the proceeds from the sale of assets securing the ABL Credit Facility and/or such other indebtedness secured on a first-priority basis will be available to pay obligations on the Notes only after all indebtedness under the ABL Credit Facility and/or such other secured debt has been paid in full. There may be no ABL Collateral remaining after claims of the lenders under the ABL Credit Facility or such other secured debt have been satisfied in full that may be applied to satisfy the claims of holders of the Notes.

The Notes are structurally subordinated to all indebtedness of those of our existing or future subsidiaries that are not, or do not become, guarantors of the Notes, including all of our foreign subsidiaries.

The Notes are not guaranteed by certain of our current and future subsidiaries, including our non-U.S. subsidiaries. Accordingly, claims of holders of the Notes are structurally subordinated to all indebtedness and the claims of creditors of any non-guarantor subsidiaries, including trade creditors. All indebtedness and obligations of any non-guarantor subsidiaries will have to be satisfied before any of the assets of such subsidiaries would be available for distribution upon liquidation or otherwise, to Euramax International or a guarantor of the Notes. The indenture governing the Notes permits these non-guarantor subsidiaries to incur certain additional debt, including secured debt, and does not limit their ability to incur other liabilities that are not considered indebtedness under the indenture. For the year ended December 30, 2011, our non-guarantor subsidiaries represented approximately 36% of our net sales and 99% of our operating income. In addition, as of December 30, 2011, our non-guarantor subsidiaries held approximately 50% of our consolidated assets and approximately $56.9 million of liabilities (including trade payables), to which the Notes and the guarantees were structurally subordinated.

The rights of holders of the Notes with respect to the ABL Collateral, in which such holders have a junior lien, are substantially limited by the terms of the intercreditor agreement.

The rights of holders of the Notes with respect to the ABL Collateral, which secures the Notes on a second-priority basis, are limited pursuant to the terms of an intercreditor agreement with the lenders under the ABL Credit Facility.

Under the terms of the intercreditor agreement, any actions that may be taken in respect of the ABL Collateral, including the ability to commence enforcement proceedings against the ABL Collateral, control the conduct of such proceedings, and release the ABL Collateral from the lien of the collateral documents, will be at the direction of the lenders under the ABL Credit Facility. Neither the trustee nor the collateral agent, on behalf of the holders of the Notes, will have the ability to control or direct such actions, even if the rights of the holders of the Notes are adversely affected, subject to certain exceptions. Under the terms of the intercreditor agreement, at any time that obligations that have the benefit of the first-priority liens on the ABL Collateral are outstanding, if the holders of such indebtedness release the ABL Collateral, including, without limitation, in connection with any sale of assets, the second-priority security interest in such ABL Collateral securing the Notes will be automatically and simultaneously released without any consent or action by the holders of the Notes, subject to certain exceptions. The ABL Collateral so released will no longer secure our and the guarantors' obligations under the Notes. In addition, because the holders of the indebtedness secured by first-priority liens on the ABL Collateral control the disposition of the ABL Collateral, such holders could decide not to proceed against the ABL Collateral, regardless of whether there is a default under the documents governing such indebtedness or under the indenture governing the Notes. In such event, the only remedy available to the holders of the Notes would be to sue for payment on the Notes and the related guarantees under the indenture and to commence realization on the Notes Collateral. In addition, the intercreditor agreement gives the holders of first-priority liens on the ABL Collateral the right to access and use the collateral that secures the Notes, to allow those holders to protect the ABL Collateral and to process, store and dispose of the ABL Collateral.

Holders of the Notes may not be able to fully realize the value of their liens.

The security interests and liens for the benefit of holders of the Notes may be released without such holders' consent in specified circumstances. In particular, the security documents governing the Notes and the ABL Credit Facility generally provide for an automatic release of all second priority liens for the benefit of the holders of the Notes upon the release of any first priority lien on any asset that secures the ABL Credit Facility on a first-priority basis in accordance with the ABL Credit Facility. As a result, the Notes may not continue to be secured by a substantial portion of our accounts receivable and inventory. In addition, the capital stock and other securities of any current and future subsidiary will be excluded from the collateral to the extent liens thereon would trigger reporting obligations under Rule 3-16 of Regulation S-X, which requires financial statements from any company whose securities are collateral if its book value or market value, whichever is greater, would exceed 20% of the principal amount of the notes secured thereby. As of December 30, 2011, we believe the securities of our Dutch subsidiary holding company would exceed this 20% threshold. Accordingly, a portion of its securities are excluded from the collateral.

In addition, all or a portion of the collateral may be released:

•
to enable the sale, transfer or other disposal of such collateral in a transaction not prohibited under the indenture that governs the Notes or the ABL Credit Facility, including the sale of assets in accordance with the asset sale covenant in the indenture that governs the Notes and the sale of any entity in its entirety that owns or holds such collateral; and

•	with respect to collateral held by a guarantor, upon the release of such guarantor from its guarantee.

In addition, the guarantee of a guarantor will be released in connection with a sale of such subsidiary guarantor in a transaction not prohibited by the indenture.

The indenture also permits us to designate one or more of our restricted subsidiaries that is a guarantor of the Notes as an unrestricted subsidiary. If we designate a guarantor as an unrestricted subsidiary, all of the liens on any collateral owned by such subsidiary or any of its subsidiaries and any guarantees of the Notes by such subsidiary or any of its subsidiaries will be released under the indenture but not under the ABL Credit Facility. Designation of a subsidiary as unrestricted will reduce the aggregate value of the collateral securing the Notes to the extent that liens on the assets of the unrestricted subsidiary and its subsidiaries are released. In addition, the creditors of the unrestricted subsidiary and its subsidiaries will have a senior claim on the assets of such unrestricted subsidiary and its subsidiaries.

A portion of the collateral is subject to exceptions, defects, encumbrances, liens and other imperfections that are accepted by the lenders under the ABL Credit Facility.

The collateral securing the ABL Credit Facility on a first priority basis is also be subject to any and all exceptions, defects, encumbrances, liens and other imperfections as may be accepted by the lenders under the ABL Credit Facility and other creditors that have the benefit of first priority liens on the ABL Collateral from time to time. The collateral also does not include certain "excluded assets," such as assets securing purchase money obligations or capital lease obligations incurred in compliance with the indenture, which obligations would effectively rank senior to the Notes to the extent of the value of such excluded assets. The existence of any such exceptions, defects, encumbrances, liens and other imperfections could adversely affect the value of the collateral securing the Notes as well as the ability of the collateral agent to realize or foreclose on such collateral. The existence of such exceptions, defects, encumbrances, liens and imperfections could adversely affect the value of the collateral securing the Notes as well as the ability of the collateral agent to realize or foreclose on such collateral.

We may not have the ability to raise the funds necessary to finance the change of control offer or the asset sale offer required by the indenture governing the Notes.

Upon the occurrence of a "change of control", as defined in the indenture governing the Notes, Euramax International must offer to buy back the Notes at a price equal to 101% of the principal amount, together with accrued and unpaid interest, if any, to the date of the repurchase. Similarly, Euramax International must offer to buy back the Notes (or repay other indebtedness in certain circumstances) at a price equal to 100% of the principal amount of the Notes (or other debt) purchased, together with accrued and unpaid interest, if any, to the date of repurchase, with the proceeds of certain asset sales (as defined in the indenture). Any failure to purchase, or give notice of purchase of, the Notes would be a default under the indenture governing the Notes, which would also trigger a cross default under the ABL Credit Facility and the Senior Unsecured Loan Facility.

If a change of control or asset sale occurs that would require Euramax International to repurchase the Notes, it is possible that we may not have sufficient assets to make the required repurchase of Notes or to satisfy all obligations under the ABL Credit Facility, the Senior Unsecured Loan Facility and the indenture governing the Notes. The Senior Unsecured Loan Facility requires Euramax International to make an offer to prepay such loans at an offer price of 101% of the principal amount thereof upon the occurrence of a change of control (and in some cases, upon consummation of an asset sale, at an offer price of 100% of the principal amount thereof). In addition, a change of control will also trigger a default under the ABL Credit Facility. Furthermore, the ABL Credit Facility currently prohibits us from repurchasing the Notes if we do not satisfy a fixed charge coverage ratio test or if we do not have certain amounts of excess availability for borrowing, and the indenture currently prohibits us from repaying the debt under our Senior Unsecured Loan Facility (subject to limited exceptions). We would be required to seek a consent from the lenders under the ABL Credit Facility to engage in the repurchase required by the indenture, which could be expensive or impossible to obtain unless we satisfy such fixed charge coverage ratio test or have adequate excess availability. We would also need to obtain a consent from holders of the Notes in order to offer to repay the debt under the Senior Unsecured Loan Facility. In order to satisfy our obligations, we could seek to refinance the indebtedness under the ABL Credit Facility, the Senior Unsecured Loan Facility and the indenture governing the Notes or obtain a waiver from the lenders or the holders of the Notes. We cannot assure you that we would be able to obtain a waiver or refinance our indebtedness on terms acceptable to us, if at all. Any failure to make the required change of control offer or asset sale offer would result in an event of default under the indenture.

Certain restrictive covenants in the indenture governing the Notes will be suspended if such Notes achieve investment grade ratings.

Most of the restrictive covenants in the indenture governing the Notes will not apply for so long as the Notes achieve investment grade ratings from Moody's Investors Service, Inc. and Standard & Poor's Rating Services and no default or event of default has occurred. If these restrictive covenants cease to apply, we may take actions, such as incurring additional debt or making certain dividends or distributions, that would otherwise be prohibited under the indenture. Ratings are given by these rating agencies based upon analyses that include many subjective factors. We cannot assure you that the Notes will achieve investment grade ratings, nor can we assure you that investment grade ratings, if granted, will reflect all of the factors that would be important to holders of the Notes.

State law may limit the ability of the collateral agent, the trustee under the indenture and the holders of the Notes to foreclose on the real property and improvements included in the collateral.

The Notes are secured by, among other things, liens on owned real property and improvements located in the States of Arkansas, California, Indiana and Pennsylvania. The laws of those states may limit the ability of the collateral agent, the trustee under the indenture and the holders of the Notes to foreclose on the improved real property collateral located in those states. Laws of those states govern the perfection, enforceability and foreclosure of mortgage liens against real property interests which secure debt obligations such as the Notes. These laws may impose procedural requirements for foreclosure different from and necessitating a longer time period for completion than the requirements for foreclosure of security interests in personal property. Debtors may have the right to reinstate defaulted debt (even it is has been accelerated) before the foreclosure date by paying the past due amounts and a right of redemption after foreclosure. Governing laws may also impose security first and one form of action rules, which can affect the ability to foreclose or the timing of foreclosure on real and personal property collateral regardless of the location of the collateral and may limit the right to recover a deficiency following a foreclosure.

The holders of the Notes, the trustee and the collateral agent also may be limited in their ability to enforce a breach of the "no liens" covenant. Some decisions of state courts have placed limits on a lender's ability to accelerate debt secured by real property upon breach of covenants prohibiting the creation of certain junior liens. Lenders may need to demonstrate that enforcement is reasonably necessary to protect against impairment of the lender's security or to protect against an increased risk of default. Although the foregoing court decisions may have been preempted, at least in part, by certain federal laws, the scope of such preemption, if any, is uncertain. Accordingly, a court could prevent the trustee and the holders of the Notes from declaring a default and accelerating the Notes by reason of a breach of this covenant, which could have a material adverse effect on the ability of holders of the Notes to enforce the covenant.

We will in most cases have control over the collateral, and the sale of particular assets by us could reduce the pool of assets securing the Notes.

The collateral documents allow us to remain in possession of, retain exclusive control over, freely operate, and collect, invest and dispose of any income from, the collateral securing the Notes, subject to compliance with the covenants contained in the indenture governing the Notes. In addition, we are not required to comply with all or any portion of Section 314(d) of the Trust Indenture Act of 1939, as amended, or the Trust Indenture Act, if we determine, in good faith based on advice of counsel, that under the terms of that Section and/or any interpretation or guidance as to the meaning thereof of the SEC and its staff, including "no action" letters or exemptive orders, all or such portion of Section 314(d) of the Trust Indenture Act is inapplicable to the released collateral. For example, so long as no default or event of default under the indenture would result therefrom and such transaction would not violate the Trust Indenture Act, we may, among other things, without any release or consent by the trustee, conduct ordinary course activities with respect to collateral, such as selling, factoring, abandoning or otherwise disposing of collateral and making ordinary course cash payments (including repayments of indebtedness). With respect to such releases, we must deliver to the collateral agent, from time to time, officers' certificates to the effect that all releases and withdrawals during the preceding six-month period in which no release or consent of the collateral agent was obtained were in the ordinary course of our business and were not prohibited by the indenture.

The rights of holders of Notes to the collateral securing the Notes may be adversely affected by the failure to perfect security interests in the collateral and other issues generally associated with the realization of security interests in collateral.

Applicable law requires that a security interest in certain tangible and intangible assets can only be properly perfected and its priority retained through certain actions undertaken by the secured party. The liens on the collateral securing the Notes may not be perfected with respect to the claims of the Notes if the collateral agent is not able to take the actions necessary to perfect any of these liens. There can be no assurance that the collateral agent will continue to take all actions necessary to retain its priority and perfect these liens in the future. In addition, applicable law requires that certain property and rights acquired after the grant of a general security interest, such as real property, can only be perfected at the time such property and rights are acquired and identified and additional steps to perfect such property and rights are taken. We have limited obligations to perfect the security interest of the holders of the Notes in specified collateral. Although the indenture governing the Notes will contain customary further assurance provisions, there can be no assurance that the collateral agent for the Notes will monitor, or that we will inform such collateral agent of, the future acquisition of property and rights that constitute collateral, and that the necessary action will be taken to properly perfect the security interest in such after-acquired collateral. The collateral agent for the Notes has no obligation to monitor the acquisition of additional property or rights that constitute collateral or the perfection of any security interest. Such failure may result in the loss of the security interest in the collateral or the priority of the security interest in favor of the Notes against third parties.

In addition, the security interest of the collateral agent will be subject to practical challenges generally associated with the realization of security interests in collateral. For example, the collateral agent may need to obtain the consent of third parties and make additional filings. If we are unable to obtain these consents or make these filings, the security interests may be invalid and the holders of the Notes will not be entitled to the collateral or any recovery with respect thereto. We cannot assure you that we or the collateral agent will be able to obtain any such consent. We also cannot assure you that the consents of any third parties will be given when required to facilitate a foreclosure on such assets. Accordingly, the collateral agent may not have the ability to foreclose upon those assets and the value of the collateral may significantly decrease.

Additionally, we are not required under the ABL Credit Facility and the security documents to create or perfect liens in assets where the agent under the ABL Credit Facility and we agree that such creation or perfection would be considered excessive in view of the benefits obtained therefrom by the lenders under the ABL Credit Facility.

The existence or imposition of certain permitted liens could adversely affect the value of the Notes Collateral.

The collateral securing the Notes is subject to liens permitted under the terms of the indenture governing the Notes. The existence of any permitted liens could adversely affect the value of the Notes Collateral as well as the ability of the collateral agent for the Notes to realize or foreclose on such collateral. The Notes Collateral securing the Notes may also secure our and the guarantors' future indebtedness and other obligations to the extent permitted by the indenture governing the Notes and the security documents. Your rights to the Notes Collateral would be diluted by any increase in the indebtedness secured by the Notes Collateral.

In the event of our bankruptcy, the ability of the holders of the Notes to realize upon the collateral will be subject to certain bankruptcy law limitations.

The ability of holders of the Notes to realize upon the collateral will be subject to certain bankruptcy law limitations in the event of our bankruptcy. Under federal bankruptcy law, secured creditors are prohibited from repossessing their security from a debtor in a bankruptcy case, or from disposing of security repossessed from such a debtor, without bankruptcy court approval, which may not be given. Moreover, applicable federal bankruptcy laws generally permit the debtor to continue to use and expend collateral, including cash collateral, and to provide liens senior to the liens of the collateral agent for the Notes to secure indebtedness incurred after the commencement of a bankruptcy case, provided that the secured creditor either consents or is given "adequate protection." "Adequate protection" could include cash payments or the granting of additional security, if and at such times as the presiding court in its discretion determines, for any diminution in the value of the collateral as a result of the stay of repossession or disposition of the collateral during the pendency of the bankruptcy case, the use of collateral (including cash collateral) and the incurrence of such senior indebtedness. In view of the broad discretionary powers of a bankruptcy court, it is impossible to predict how long payments under the Notes could be delayed following commencement of a bankruptcy case, whether or when the collateral agent would repossess or dispose of the collateral, or whether or to what extent holders of the Notes would be compensated for any delay in payment of loss of value of the collateral through the requirements of "adequate protection." Furthermore, in the event the bankruptcy court determines that the value of the collateral is not sufficient to repay all amounts due on any pari passu debt secured by the common collateral, the indebtedness under the Notes would be "undersecured" and the holders of the Notes would have unsecured claims as to the difference. Federal bankruptcy laws do not permit the payment or accrual of interest, costs, and attorneys' fees on undersecured indebtedness during the debtor's bankruptcy case.

The value of the collateral securing the Notes may not be sufficient to secure post-petition interest. Should our obligations under the Notes equal or exceed the fair market value of the collateral securing the Notes, the holders of the Notes may be deemed to have an unsecured claim.

In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding involving the Company or the guarantors, holders of the Notes will be entitled to post-petition interest under the U.S. Bankruptcy Code only if the value of their security interest in the collateral is greater than their pre-bankruptcy claim. Holders of the Notes may be deemed to have an unsecured claim if our obligation under the Notes equals or exceeds the fair market value of the collateral securing the Notes. Holders of the Notes that have a security interest in the collateral with a value equal to or less than their pre-bankruptcy claim will not be entitled to post-petition interest under the U.S. Bankruptcy Code. Any future bankruptcy trustee, the debtor-in-possession or competing creditors could possibly assert that the fair market value of the collateral with respect to the Notes on the date of the bankruptcy filing was less than the then-current principal amount of the Notes. Upon a finding by a bankruptcy court that the Notes are under- collateralized, the claims in the bankruptcy proceeding with respect to the Notes would be bifurcated between a secured claim and an unsecured claim, and the unsecured claim would not be entitled to the benefits of security in the collateral. Other consequences of a finding of under-collateralization would be, among other things, a lack of entitlement on the part of holders of the Notes to receive post-petition interest and a lack of entitlement on the part of the unsecured portion of the Notes to receive other "adequate protection" under U.S. federal bankruptcy laws. In addition, if any payments of post-petition interest were made at the time of such a finding of under-collateralization, such payments could be re-characterized by the bankruptcy court as a reduction of the principal amount of the secured claim with respect to the Notes. No appraisal of the fair market value of the collateral securing the Notes was prepared in connection with the offering of the Notes and, therefore, the value of the collateral agent's interests in the collateral may not equal or exceed the principal amount of the Notes. We cannot assure you that there will be sufficient collateral to satisfy our and the guarantors' obligations under the Notes.

The waiver in the intercreditor agreement of rights of marshaling may adversely affect the recovery rates of holders of the Notes in a bankruptcy or foreclosure scenario.

The Notes and related guarantees are secured on a junior basis by the ABL Collateral. The intercreditor agreement provides that, at any time that obligations that have the benefit of the first-priority liens on the ABL Collateral are outstanding, the holders of the Notes, the trustee under the indenture governing the Notes and the collateral agent for the Notes may not assert or enforce any right of marshaling accorded to a junior lienholder, as against the holders of such indebtedness secured by first-priority liens on the ABL Collateral. Without this waiver of the right of marshaling, holders of such indebtedness secured by first-priority liens on the ABL Collateral would likely be required to liquidate collateral on which the Notes did not have a lien, if any, prior to liquidating the ABL Collateral, thereby maximizing the proceeds of the ABL Collateral that would be available to repay our obligations under the Notes. As a result of this waiver, the proceeds of sales of the ABL Collateral could be applied to repay any indebtedness secured by first-priority liens on the ABL Collateral before applying proceeds of other collateral securing indebtedness, and the holders of the Notes may recover less than they would have if such proceeds were applied in the order most favorable to the holders of the Notes.

The collateral may not be valuable enough to satisfy all the obligations secured by such collateral and may be diluted under certain circumstances.

The Notes and related guarantees are secured, subject to certain exceptions, by a first priority lien on the Notes Collateral and a second priority lien on the ABL Collateral. Such collateral may be shared with our future creditors. The actual value of the Notes Collateral at any time will depend upon market and other economic conditions. The Notes will also be secured on a second-priority lien basis (subject to certain exceptions) by substantially all of our and the guarantors' accounts receivable and inventory and cash and proceeds and products of the foregoing and certain assets related thereto.

The ABL Credit Facility is secured on a first-priority lien basis by the ABL Collateral and on a junior basis by the Notes Collateral. The ABL Collateral may be shared with out future creditors subject to limitations. Although the holders of obligations secured by first-priority liens on the ABL Collateral and the holders of obligations secured by second-priority liens on the ABL Collateral, including the Notes, will share in the proceeds of certain of the ABL Collateral, the holders of obligations secured by first-priority liens on the ABL Collateral will be entitled to receive proceeds from any realization of the ABL Collateral to repay the obligations held by them in full before the holders of the Notes and the holders of any other obligations secured by second-priority liens on the ABL Collateral receive any such proceeds.

In addition, the asset sale covenant and the definition of asset sale in the indenture governing the Notes have a number of significant exceptions pursuant to which we will be able to sell Notes Collateral without being required to reinvest the proceeds of such sale into assets that will comprise Notes Collateral or to make an offer to the holders of the Notes to repurchase the Notes.

As of December 30, 2011, we had $375.0 million of Notes outstanding, $122.8 million million outstanding under the Senior Unsecured Loan Facility, and $10.2 million of indebtedness outstanding under the ABL Credit Facility, with approximately $46.9 million of additional commitments under the ABL Credit Facility (subject to a borrowing base). All indebtedness under the ABL Credit Facility is secured by first-priority liens on the ABL Collateral. In addition, under the terms of the indenture governing the Notes, we may incur additional indebtedness and grant certain additional liens on any property or asset that constitutes ABL Collateral on a first priority basis. Any grant of additional liens on the ABL Collateral, in which the Notes have a second-priority lien, would further dilute the value of such liens.

The value of the pledged assets in the event of a liquidation will depend upon market and economic conditions, the availability of buyers and similar factors. No independent appraisals of any of the pledged property were prepared by or on behalf of us in connection with the offering of the Notes. If the proceeds of any sale of the pledged assets were not sufficient to repay all amounts due on the Notes, the holders of the Notes (to the extent their notes were not repaid from the proceeds of the sale of the pledged assets) would have only an unsecured claim against our remaining assets. By their nature, some or all of the pledged assets, particularly those assets in which the Notes have a first-priority security interest, may be illiquid and may have no readily ascertainable market value. Likewise, the pledged assets may not be saleable or, if saleable, there may be substantial delays in their liquidation. To the extent that liens, rights and easements granted to third parties encumber assets located on property owned by us or constitute subordinate liens on the pledged assets, those third parties may have or may exercise rights and remedies with respect to the property subject to such encumbrances (including rights to require marshalling of assets) that could adversely affect the value of the pledged assets located at that site and the ability of the collateral agent to realize or foreclose on the pledged assets at that site.

In addition, the indenture governing the Notes permits us to issue additional secured debt, including debt secured prior to or equally and ratably with the same assets pledged for the benefit of the holders of the Notes. This could reduce amounts payable to holders of the Notes from the proceeds of any sale of the collateral.

Subject to the ABL Collateral Agent's rights with respect to ABL Collateral, the right to take actions with respect to the collateral pursuant to the intercreditor agreements, including directing the collateral agent, resides with the authorized representative of the holders of the largest outstanding principal amount of indebtedness secured by a lien on the Note Collateral. If we issue additional debt in the future in a greater principal amount than the Notes, which additional debt is secured on an equal basis with the Notes, then the authorized representative for that debt would be able to exercise rights under the intercreditor agreements, rather than the authorized representative for the Notes.

The collateral securing the Notes is subject to casualty risks.

We intend to maintain insurance or otherwise insure against hazards in a manner appropriate and customary for our business. There are, however, certain losses that may be either uninsurable or not economically insurable, in whole or in part. Insurance proceeds may not compensate us fully for our losses. If there is a complete or partial loss of any of the collateral, the insurance proceeds may not be sufficient to satisfy payment of the Notes.

Pledges of equity interests in foreign restricted subsidiaries directly owned by us or a guarantor may not constitute collateral for the repayment of the Notes because such pledges are not required to be perfected pursuant to foreign law pledge documents.

Part of the security for the repayment of the Notes consists of a pledge of 65% of the capital stock of foreign restricted subsidiaries directly owned by us or a guarantor. Although such pledges of capital stock are granted under U.S. security documents, it may be necessary or desirable to perfect such pledges under foreign law pledge documents. We are not required to provide such foreign law pledge documents. We cannot assure you that all such pledges will be effected and perfected under applicable foreign laws. Unless and until such pledges of equity interests are properly perfected, they may not constitute collateral for the repayment of the Notes.

Federal and state statutes allow courts, under specific circumstances, to void the Notes, the related guarantees and the security interests, subordinate claims in respect of the Notes, the guarantees and the security interests and/or require holders of the Notes to return payments received.

If we or any guarantor become a debtor in a case under the U.S. Bankruptcy Code or encounter other financial difficulty, under federal or state fraudulent transfer law, a court may void, subordinate or otherwise decline to enforce the Notes, the related guarantees and/or the security interests. A court might do so if it found that when we issued the Notes or the guarantor entered into its guarantee or when we or the guarantor granted a security interest, or in some states when payments became due under the Notes or the guarantees, we or the guarantor received less than reasonably equivalent value or fair consideration and either:

•	was insolvent or rendered insolvent by reason of such incurrence; or

•	was left with inadequate capital to conduct its business; or

•	believed or reasonably should have believed that it would incur debts beyond its ability to pay; or

•	was a defendant in an action for money damages, or had a judgment for money damages docketed against it, if in either case, after final judgment, the judgment was unsatisfied.

The court might also void an issuance of Notes or a guarantee without regard to the above factors, if the court found that we issued the Notes or the applicable guarantor entered into its guarantee with actual intent to hinder, delay or defraud its creditors.

A court would likely find that we or a guarantor did not receive reasonably equivalent value or fair consideration for the Notes or its guarantee or the security interests, if we or a guarantor did not substantially benefit directly or indirectly from the issuance of the Notes. If a court were to void the issuance of the Notes or guarantees you would no longer have any claim against us or the applicable guarantor or, with respect to the security interests, a claim with respect to the related collateral. Sufficient funds to repay the Notes may not be available from other sources, including the remaining obligors, if any. In addition, the court might direct you to repay any amounts that you already received from us or a guarantor.

In addition, any payment by us pursuant to the Notes made at a time we were found to be insolvent could be voided and required to be returned to us or to a fund for the benefit of our creditors if such payment is made to an insider within a one-year period prior to a bankruptcy filing or within 90 days for any outside party and such payment would give the creditors more than such creditors would have received in a distribution under Title 11 of the United States Code, as amended (the "Bankruptcy Code").

The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a guarantor would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets; or

•
if the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.

On the basis of historical financial information, recent operating history and other factors, we believe that each guarantor, after giving effect to its guarantee of the Notes, will not be insolvent, will not have unreasonably small capital for the business in which it is engaged and will not have incurred debts beyond its ability to pay such debts as they mature. We cannot assure you, however, as to what standard a court would apply in making these determinations or that a court would agree with our conclusions in this regard.

In addition, although each guarantee will contain a provision intended to limit the guarantor's liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer, this provision may not be effective to protect those guarantors from being voided under fraudulent transfer laws, or may reduce that guarantor's obligation to an amount that effectively makes its guarantee of limited value or worthless.

Finally, as a court of equity, the bankruptcy court may subordinate the claims in respect of the Notes to the claims of other creditors under the principle of equitable subordination, if the court determines that: (i) the holder of the Notes engaged in some type of inequitable conduct to the detriment of other creditors; (ii) such inequitable conduct resulted in injury to our other creditors or conferred an unjust advantage upon the holder of the Notes; and (iii) equitable subordination is not inconsistent with the provisions of the Bankruptcy Code.

Any future note guarantees or additional liens on collateral could also be avoided by a trustee in bankruptcy.

The indenture governing the Notes provides that certain of our future subsidiaries will guarantee the Notes and secure their note guarantees with liens on their assets. The indenture governing the Notes also requires us and the guarantors to grant liens on certain assets that they acquire after the notes are issued. Any future note guarantee or additional lien in favor of the collateral agent for the benefit of the holders of the notes might be avoidable by the grantor (as debtor-in-possession) or by its trustee in bankruptcy or other third parties if certain events or circumstances exist or occur. For instance, if the entity granting the future note guarantee or additional lien were insolvent at the time of the grant and if such grant was made within 90 days before that entity commenced a bankruptcy proceeding (or one year before commencement of a bankruptcy proceeding if the creditor that benefited from the note guarantee or lien is an "insider" under the Bankruptcy Code), and the granting of the future note guarantee or additional lien enabled the holders of the Notes to receive more than they would if the grantor were liquidated under chapter 7 of the Bankruptcy Code, then such note guarantee or lien could be avoided as a preferential transfer.

If an actual trading market for the Notes is not maintained, the holders of the Notes may not be able to resell their Notes quickly, for the price that they paid or at all.

We cannot assure the holders of the Notes as to the liquidity of any trading market for the Notes or that such a market will be maintained. We have not applied for the Notes to be listed on any securities exchange or arranged for quotation of the Notes on any automated dealer quotation systems. The initial purchasers of the Notes have advised us that they intend to make a market in the Notes, but they are not obligated to do so. Each initial purchaser may discontinue any market making at any time, in its sole discretion.

We also cannot assure the holders of the Notes that they will be able to sell their Notes at a particular time or at all, or that the prices that they receive when they sell them will be favorable. If an active trading market for the Notes is not maintained, the holders of the Notes may not be able to resell their Notes at their fair market value, or at all. The liquidity of, and trading market for, the Notes may also be adversely affected by, among other things:

•	the number of holders of the Notes;

•	prevailing interest rates;

•	our operating performance and financial condition;

•	the prospects for companies in our industry generally;

•	the interest of securities dealers in making a market; and

•	the market for similar securities.

Historically, the market for non-investment grade debt has been subject to disruptions that have caused volatility in prices of securities similar to the Notes. It is possible that the market for the Notes will be subject to disruptions. Any disruptions may have a negative effect on holders, regardless of our prospects and financial performance.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

Our principal executive office and headquarters is located in Norcross, Georgia, in a leased facility. As of December 30, 2011, we owned or leased 32 facilities in the U.S., one in Canada and six in Europe of which 18 facilities were owned and 22 were leased. We believe that our facilities, taken as a whole, have adequate productive capacity and sufficient manufacturing equipment to conduct business at levels meeting current demand. Our broad U.S. and Western European network is well maintained and our sites are located to optimize customer service, market requirements, distribution capability and freight costs. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire additional facilities and/or dispose of existing facilities.

Item 3.	LEGAL PROCEEDINGS

We are currently party to legal proceedings that have arisen in the ordinary course of business. We believe that the ultimate outcome of these matters would not, individually or in the aggregate, reasonably be expected to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Part II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established public trading market for the registrant’s common stock. The registrant’s issued and outstanding common stock is held by approximately 90 holders of record.
The registrant has not paid any cash dividends in the past. We anticipate that any earnings will be retained for development of our business and we do not anticipate paying any cash dividends in the foreseeable future. The ABL Credit Facility, the Senior Unsecured Loan Facility and the indenture governing the Notes all contain restrictions on the ability of our subsidiary, Euramax International, Inc. to issue dividends to us and therefore restrict our ability to issue cash dividends. Any future dividends declared would be at the discretion of our board of directors and would depend on our financial condition, results of operations, contractual obligations, the terms of our financing agreements at the time a dividend is considered, and other relevant factors.

Item 6.	SELECTED FINANCIAL DATA

The following data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data.” The statement of operations data for the years ended December 30, 2011, December 31, 2010 and December 25, 2009, and the balance sheet data as of December 30, 2011 and December 31, 2010, are derived from the audited financial statements included elsewhere in this report. The statement of operations data for the years ended December 26, 2008 and December 28, 2007 and the balance sheet data as of December 25, 2009, December 26, 2008 and December 28, 2007 are derived from audited financial statements not included herein. Historical results are not necessarily indicative of results to be expected in the future.

	As of and for the Year Ended (1)
	December 30, 2011	December 31, 2010	December 25, 2009	December 26, 2008	December 28, 2007

	(in thousands)
Statement of Operations Data:
Net sales	$933,678	$883,700	$812,055	$1,173,493	$1,245,631
Cost of goods sold (excluding depreciation and amortization)	785,165	732,451	675,126	1,009,392	1,052,838
Gross profit	148,513	151,249	136,929	164,101	192,793
Selling and general (excluding depreciation and amortization)	91,421	90,642	83,896	108,499	95,537
Depreciation and amortization	37,194	38,700	39,721	55,348	57,590
Other operating charges	8,404	2,939	6,707	2,109	5,652
Multiemployer pension withdrawal expense	1,200	—	—	—	—
Debt restructuring and forbearance expenses	—	—	14,506	3,798	—
Goodwill and other impairments	—	—	3,516	401,376	—
Income (loss) from operations	10,294	18,968	(11,417)	(407,029)	34,014
Interest expense	(55,579)	(68,333)	(84,204)	(109,527)	(84,923)
Gain on extinguishment of debt	—	—	8,723	—	—
Other income (loss), net	(14,117)	(3,484)	1,303	(22,716)	5,143
Loss from continuing operations before income taxes	(59,402)	(52,849)	(85,595)	(539,272)	(45,766)
Provision (benefit) for income taxes	3,315	(14,461)	(1,297)	(61,078)	(2,529)
Loss from continuing operations	(62,717)	(38,388)	(84,298)	(478,194)	(43,237)
Loss from discontinued operations, net of tax	—	(152)	(1,330)	(22,413)	(6,194)
Net loss	$(62,717)	$(38,540)	$(85,628)	$(500,607)	$(49,431)
Balance Sheet Data:
Cash and cash equivalents	$14,327	$24,902	$69,944	$48,658	$8,272
Working capital	90,365	120,476	163,393	167,849	138,828
Total assets	619,246	666,890	758,626	841,966	1,423,648
Total debt, including current portion	507,988	503,169	525,319	884,740	812,401
Total shareholders' (deficit) equity	(53,293)	9,831	47,060	(259,282)	273,771
_______________________________________

(1)
Our fiscal year ends on the last Friday in December of each calendar year. Our fiscal year ended December 30, 2011 is based on a 52 week period. Our fiscal year ended December 31, 2010 is based on a 53 week calendar year. Our fiscal years ended December 25, 2009, December 26, 2008 and December 28, 2007 are based on a 52 week period.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this report. In addition to historical information, this discussion may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, those described in this report under "Item 1A, Risk Factors.” Future results could differ materially from those discussed below. See “Cautionary Statement Regarding Forward-Looking Statements” in Item 1A above. We operate on a 52 or 53 week fiscal year ending on the last Friday in December. Our fiscal years consisted of 52 weeks for the years ended December 30, 2011 and December 25, 2009 and 53 weeks for the year ended December 31, 2010.

Our MD&A includes the following sections:

•	Overview and Executive Summary provides an overview of our business.

•	Results of Operations provides an analysis of our financial performance and results of operations for fiscal 2011 compared to fiscal 2010 and fiscal 2010 compared to fiscal 2009.

•	Liquidity and Capital Resources provides an overview of our financing, capital expenditures, cash flows and contractual obligations.

•	Critical Accounting Policies provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.

•	Recently Issued Accounting Standards provides a brief description of significant accounting standards which were issued during the periods presented.

Overview and Executive Summary

We are a leading international producer of metal and vinyl products sold to building products and recreational vehicle (RV) markets primarily in North America and Europe. We are a leader in several niche product categories, including preformed roof-drainage products sold in the U.S., metal roofing and siding for wood frame construction in the U.S., and aluminum siding for towable RVs in the U.S. and Europe. Sales to the building products and RV markets accounted for approximately 72% and 14% of our 2011 net sales, respectively.

Our customers are located predominantly throughout North America and Europe and include distributors, contractors and home improvement retailers, as well as RV, transportation and other original equipment manufacturers, or OEMs. We have extensive in-house manufacturing and distribution capabilities for our more than 10,000 unique products and operate through a network of 39 facilities, consisting of 32 in the U.S., one in Canada and six in Europe. We have over 50 years of experience manufacturing building products and RV exterior components, including our time as a division of our former parent, Alumax Inc., or Alumax, a fully integrated aluminum producer acquired by Alcoa Inc. in 1998. We have operated as an independent company since 1996 when our division was acquired in a management-led buyout.

In 2011, we completed a refinancing of our long-term debt through the issuance of $375 million of 9.50% Senior Secured Notes due 2016 (the "Notes") and entered into a $125 million Senior Unsecured Loan Facility. The proceeds of these financings, together with cash on hand and borrowings under the ABL Credit Facility, were used to repay the then-existing First Lien Credit Facility in full. This refinancing significantly improved our capital structure by relieving the Company of restrictive financial covenants, reducing interest costs, and extending maturities.

Net sales and operating income totaled approximately $933.7 million and $10.3 million respectively, for the year ended December 30, 2011. For the year ended December 31, 2010 net sales and operating income were approximately $883.7 million and $19.0 million, respectively. Our operating performance is primarily affected by the strength of demand for residential and non-residential building materials as well as, to a lesser extent, recreational vehicles in the United States and Western Europe. Demands from the end markets we serve is influenced by macroeconomic trends which affect consumer confidence, access to financing and levels of commercial construction and existing home sales. Our operating results for 2011 reflect a continuation of the lower end market demand environment that emerged following the recession of 2008 and 2009. In response to market challenges we have continued with initiatives to change and improve our business to adapt to the current demand environment. In 2011, we further rationalized our manufacturing and distribution foot print and continued to pursue production efficiency gains and procurement savings. These initiatives, while undertaken in response to continued relative softeness in our demand, are expected to contribute to higher levels of operating performance as markets recover.

Net sales of $933.7 million for the year ended December 30, 2011 increased $50.0 million, or 5.7%, from $883.7 million for the year ended December 31, 2010. This increase is primarily the result of higher selling prices due to escalating aluminum and steel raw material costs and due to strengthening demand from customers in certain European transportation markets. The strengthening of the euro and British pound sterling against the U.S. dollar also contributed to higher sales during the year. These increases were partially offset by a decline in demand for industrial and architectural construction in the U.S. Non-Residential Building Products segment.

Operating income of $10.3 million for the year ended December 30, 2011 declined $8.7 million, or 45.8%, from $19.0 million for the year ended December 31, 2010. Declines in operating income were partially related to declines in sales volumes to distributors in our U.S. Residential Building Products Segment and to customers in our U.S. Non-Residential Building Products Segment and due to higher selling and general administrative costs in our European Engineered Product and European Roll Coated Aluminum segments. Although we were able to effectively manage sales prices to cover increased raw material costs in the majority of our end markets, we were only able to recover a portion of raw material increases in the U.S. RV and Specialty Coated Products market. Our operating results for the year reflect continuing challenges in residential and commercial construction end markets in both the United States and Europe. Our operating income for the year was also negatively impacted by restructuring and refinancing initiatives from which the Company expects to benefit in future periods.

We incurred approximately $4.1 million related to restructuring initiatives including facility closures, relocation, and severance costs intended to reduce overhead and streamline operations. Additionally, we incurred a $1.2 million charge related to an early withdrawal from a multiemployer pension plan benefiting hourly employees. This early withdrawal was the result of consolidation of operations at a facility in Romeoville, IL to an existing facility in Nappanee and was intended to reduce the Company's fixed overhead costs.
Approximately $2.9 million of tax consulting and legal and professional fees were incurred related to our debt refinancing, registration of our Notes with the SEC and other capital market activities. Additionally, tax consulting and legal and professional fees of $1.2 million were incurred for the restructuring and simplification of our legal entity structure in Europe.
Despite the challenges facing our end markets, we believe we are well positioned to benefit from operational efficiencies gained from our restructuring activities, financial flexibility obtained from our debt refinancing, and our commitment to business development activities.

Results of Operations

Our financial performance is affected by, among other factors, underlying trends in the United States and Europe that influence demand for products sold to residential repair and remodeling, non-residential construction and RV markets.

•
Our building products sold for residential repair and remodeling include roof drainage products, vinyl windows, patios and awnings, and doors. Projects that utilize many of our roof drainage repair and remodeling products are often low cost activities that are necessary to prevent home damage as a result of wear and tear or weather damage. Roof drainage repair projects are often low cost and non-discretionary in nature. Repair and remodeling activity related to products other than roof drainage are typically higher cost and driven by turnover and aging of housing stock, consumer sentiment, availability of home equity and consumer financing and, in the case of our vinyl window products, consumer interest in energy efficiency.

•
Our building products sold for non-residential construction include, in the United States, light gauge steel and aluminum roofing and siding panels, trim and hardware and, in Europe, the Middle East and Asia, roll coated aluminum coil and sheet. Demand for these products is driven by consumer confidence, interest rates, consumer disposable income, the strength of agricultural markets, consumer access to affordable financing and commercial construction trends.

•
Our products sold for the RV market include siding, roofing and doors. Demand for these RV products is driven by trends in disposable income, interest rates and general economic conditions, as well as similar demographic trends relating to the increased proportion of the United States and European population in the 55 through 74 year old age group, who serve as an important source of demand for our RV products.

Our sales volumes have historically been higher in the second and third quarters due to the seasonal demand of the building products markets served. Our working capital needs have been at their highest during these periods as well. See "Item 1A. Risk Factors—Risks Related to Our Business—Our business is subject to seasonality, with our highest sales volumes historically occurring during our second and third quarters."

The following table sets forth our statements of operations data expressed as a percentage of net sales for the years ended December 30, 2011, December 31, 2010 and December 25, 2009:

	Year Ended December 30, 2011	Year Ended December 31, 2010	Year Ended December 25, 2009
Statement of Earnings Data:
Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	84.1%	82.9%	83.1%
Selling and general (excluding depreciation and amortization)	9.8%	10.3%	10.3%
Depreciation and amortization	4.0%	4.4%	4.9%
Other operating charges	0.9%	0.3%	0.9%
Multiemployer pension withdrawal expense	0.1%	—%	—%
Debt restructuring and forbearance expenses	—%	—%	1.8%
Impairments of fixed assets	—%	—%	0.4%
Income (loss) from operations	1.1%	2.1%	(1.4)%
Interest expense	(6.0)%	(7.7)%	(10.4)%
Gain on extinguishment of debt	—%	—%	1.1%
Other income (loss), net	(1.5)%	(0.4)%	0.2%
Loss from continuing operations before income taxes	(6.4)%	(6.0)%	(10.5)%
Provision (benefit) for income taxes	0.4%	(1.6)%	(0.2)%
Loss from continuing operations	(6.8)%	(4.4)%	(10.3)%
Loss from discontinued operations, net of tax	—%	—%	(0.2)%
Net loss	(6.8)%	(4.4)%	(10.5)%

Year Ended December 30, 2011 Compared to the Year Ended December 31, 2010.

The year ended December 30, 2011 includes 52 weeks compared to 53 weeks in the year ended December 31, 2010. The following table sets forth net sales and income (loss) from operations data by segment for the years ended December 30, 2011 and December 31, 2010:

	Net Sales			Income (Loss) from Operations
	Year Ended December 30, 2011	Year Ended December 31, 2010	Increase (Decrease)	Year Ended December 30, 2011	Year Ended December 31, 2010	Increase (Decrease)
	(dollars in millions)
U.S. Residential Building Products	$247.5	$244.5	1.2%	$17.3	$21.0	(17.6)%
U.S. Non-Residential Building Products	211.8	203.4	4.1%	5.1	(3.1)	264.5%
U.S. RV and Specialty Building Products	147.4	146.1	0.9%	(8.0)	(0.7)	(1,042.9)%
European Roll Coated Aluminum	243.5	210.5	15.7%	13.6	17.3	(21.4)%
European Engineered Products	83.5	79.2	5.4%	(2.1)	0.3	(800.0)%
Other Non-Allocated	—	—	—%	(15.6)	(15.8)	1.3%
Totals	$933.7	$883.7	5.7%	$10.3	$19.0	(45.8)%

Net Sales.    Net sales includes the revenue recognized from the sales of our products less provisions for returns, allowances, rebates and discounts. Our net sales increased $50.0 million, or 5.7%, to $933.7 million in 2011 compared to $883.7 million in 2010. Net sales increased primarily as a result of higher selling prices due to increases in aluminum and steel raw material costs. The strengthening of foreign currencies, primarily the euro and British pound sterling against the U.S. dollar, also resulted in a $15.0 million increase in net sales during 2011. These increases were partially offset by a decline in demand for industrial and architectural construction in the U.S. Non-Residential Building Products segment.

Net sales of our U.S. Residential Building Products segment increased $3.0 million, or 1.2%, to $247.5 million in 2011 from $244.5 million in 2010. This increase in net sales resulted primarily from price increases necessitated by higher aluminum and other raw material costs. Volume declines attributable to lower demand from distributors for our roof drainage, roof edge and related products partially offset higher selling prices. We believe sales to distributors were negatively impacted by economic uncertainty affecting consumer sentiment and demand for higher cost replacement projects. Demand from home improvement retailers was relatively flat reflecting broader trends in residential repair and remodeling activities.

Net sales of our U.S. Non-Residential Building Products segment increased $8.4 million, or 4.1%, to $211.8 million in 2011 from $203.4 million in 2010. Higher relative sales prices as a result of rising steel raw material costs combined with higher demand for our metal roofing and accessories from builders, distributors and contractors in the agricultural woodframe market were offset by declining demand in the industrial and architectural markets.

Net sales of our U.S. RV and Specialty Building Products segment increased $1.3 million, or 0.9%, to $147.4 million in 2011 from $146.1 million in 2010. This increase in net sales resulted primarily from higher demand from manufactured housing producers and for aluminum, steel, fiberglass and laminated products from original equipment manufacturers in the transportation industry. Sales volumes for aluminum coil sold to distributors also increased during the current year. These increases were offset by a decline in sales volumes for RV sidewalls and doors and vinyl windows and patio components sold to contractors compared to 2010.

Total net sales for our U.S. segments increased $12.7 million, or 2.1%, to $606.7 million in 2011 from $594.0 million in 2010. Sales price increases necessitated by higher aluminum and steel raw material costs resulted in net sales increases of approximately $28.0 million. Higher sales prices were partially offset by overall volume declines in certain U.S. Residential Building Products and U.S. Non-Residential Building Products markets of $11.4 million and $4.3 million, respectively.

Net sales of our European Roll Coated Aluminum segment increased $33.0 million, or 15.7%, to $243.5 million in 2011 from $210.5 million in 2010. This increase in net sales resulted primarily from higher sales prices, reflecting higher aluminum raw material costs, compared to 2010. Net sales also increased due to higher sales volumes of specialty coated coil and panels sold to OEMs in the transportation industry and to producers of commercial panels used in commercial construction applications including roofing and siding. The increase in sales volumes to commercial panel producers reflects stable market demand and successful business development initiatives directed at increasing our market share of industrial and architectural projects throughout Europe, the Middle East and China. Sales increases were offset by a slight decline in sales of RV sidewalls. Stregthening of the euro and British pound sterling against the U.S. dollar resulted in higher 2011 net sales of $11.0 million compared to 2010.

Net sales of our European Engineered Products segment increased $4.3 million, or 5.4%, to $83.5 million in 2011 from $79.2 million in 2010. Strengthening of the euro and British pound sterling against the U.S. dollar resulted in higher 2011 net sales of $3.6 million compared to 2010. Higher sales volumes of various metal-based products, including windows sold to transportation manufacturers, specialty coated metals for the appliance and transportation markets, and engineered transportation components sold to transportation suppliers, were offset by declines in net sales as a result of lower levels of holiday home production and consumer spending in the UK market. Increases were also partially offset by a reduction in sales volume of vinyl replacement windows to UK home centers.

Total net sales for our European segments increased $37.3 million, or 12.9%, to $327.0 million in 2011 from $289.7 million in 2010. Rising demand in several of our end markets, favorable foreign currency fluctuations, and higher selling prices contributed to the overall net sales increase. Strengthening of the euro and British pound sterling against the U.S. dollar resulted in higher 2011 net sales of approximately $14.6 million compared to 2010. We estimate that higher selling prices resulting from higher aluminum and steel costs increased European net sales by approximately $18.9 million.

Cost of Goods Sold.    Cost of goods sold includes the cost of raw materials, manufacturing labor, packaging, utilities, freight, maintenance and other elements of manufacturing overhead. Cost of goods sold increased $52.7 million, or 7.2%, to $785.2 million in 2011 from $732.5 million in 2010. This increase reflects higher aluminum and steel raw material costs in 2011. Additionally, the strengthening of foreign currencies, primarily the euro and British pound sterling, against the U.S. dollar resulted in higher cost of goods sold of approximately $12.5 million compared to 2010.

Selling and General.    Selling and general expenses include salaries, benefits, incentive compensation, insurance, travel and entertainment and other administrative costs. Selling and general expenses increased $0.8 million, or 0.9%, to $91.4 million in 2011 from $90.6 million in 2010. Strengthening of the euro and British pound sterling against the U.S. dollar resulted in higher 2011 selling and general expenses of approximately $1.3 million compared to 2010.

Other Operating Charges. Other operating charges in 2011 increased $5.5 million to $8.4 million in 2011 from $2.9 million in 2010.
In 2011, other operating charges includes $4.1 million related to restructuring initiatives including facility closures, relocation, and severance costs intended to reduce overhead and streamline operations. Approximately $2.9 million of tax consulting and legal and professional fees were incurred related to our debt refinancing, registration of the Notes with the SEC and other capital market activities. As a result of these initiatives we have removed restrictive financial covenants, significantly reduced interest costs, and provided extended maturity dates. The remaining $1.2 million represents tax consulting and legal and professional fees related to the restructuring and simplification of our legal entity structure in Europe.
In 2010, other operating charges included $1.7 million of legal and professional fees related to capital market activities and $1.2 million of restructuring charges. Restructuring charges related primarily to plant consolidation activities in the RV and Specialty Building Products Segment.
Multiemployer Pension Withdrawal Expense.    In the second quarter of 2011, we recorded a $1.2 million charge in our U.S. Residential Building Products segment for liabilities associated with the early withdrawal from a multiemployer pension plan covering hourly employees in our Romeoville, IL facility. The liability represents the present value of estimated future payments for our proportionate share of unfunded vested benefits under the multiemployer plan. The actual liability will not be known until the plan trustee completes a final assessment of the withdrawal liability. This liability is expected to be settled over a 10 to 20 year period.
Depreciation and Amortization.    Depreciation and amortization declined $1.5 million, or 3.9%, to $37.2 million in 2011 from $38.7 million in 2010. The decline resulted from an increase in the amount of assets that have become fully depreciated.

Income (Loss) From Operations.    As a result of the aforementioned items, our income from operations was $10.3 million for 2011, compared to $19.0 million for 2010.

Income from operations of our U.S. Residential Building Products segment declined $3.7 million to $17.3 million for 2011 from $21.0 million for 2010. The decline in income from operations was primarily the result of a $1.2 million charge related to the early withdrawal from a multiemployer pension plan. Higher freight costs of approximately $1.0 million and costs associated with the implementation of our ERP system totaling approximately $0.8 million also contributed to the decline. The remaining decrease is primarily the result of shifts in product mix and the overall decline in demand from distributors.

Income (loss) from operations of our U.S. Non-Residential Building Products segment improved $8.2 million to income of $5.1 million for 2011 from a loss of $(3.1) million in 2010. This improvement was primarily the result of higher selling prices necessitated by rising steel costs and due to lower selling and general costs. These increases were offset by an overall decrease in net sales volumes.

The loss from operations of our U.S. RV and Specialty Building Products segment increased $7.3 million to a loss of $(8.0) million for 2011 from a loss of $(0.7) million for 2010. This increase, despite an overall increase in net sales volume, was primarily related to increases in raw material costs which were only partially offset by selling price increases. Operating results for this segment reflect soft demand for RVs associated with rising gas prices and continuing economic uncertainty among consumers.

Income (loss) from operations of our European Roll Coated Aluminum segment declined $3.7 million to income of $13.6 million for 2011 from income of $17.3 million for 2010. This decline, despite higher sales volumes, was primarily due to rising raw material costs which were only partially offset by selling price increases. Selling and general costs have also increased as a result of anticipated growth and current business development initiatives.

Income (loss) from operations of our European Engineered Products segment declined $2.4 million to a loss of $(2.1) million for 2011 from income of $0.3 million for 2010. The decline, despite overall higher sales volumes, was primarily due to higher labor and overhead costs and higher selling and general costs compared to 2010.

Interest Expense.    Interest expense declined $12.7 million, or 18.6%, to $55.6 million in 2011 from $68.3 million in 2010. The decline in interest expense is primarily due to voluntary prepayments of the Company's then-existing First Lien Credit Facility during the third quarter of 2010, totaling approximately $35.0 million, which reduced the outstanding principal balance. In addition, on March 18, 2011 the Company issued new senior secured notes at an interest rate of 9.5% and senior unsecured notes at an interest rate of 12.25% with the proceeds used to settle outstanding amounts under the Company's then-existing First Lien Credit Facility, which carried a higher rate of interest.

Other Income (Loss), Net.    Other income (loss), net includes translation gains and losses on intercompany obligations, gains and losses on asset disposals, interest income and other income or expense items of a non-operating nature. Other income (loss), net in 2011 of $(14.1) million included translation losses of $(13.0) million on intercompany obligations and $(1.5) million related to the extinguishment of indebtedness under the First Lien Credit Facility primarily related to the write-off of deferred financing fees. These losses were partially offset by a $0.6 million gain recognized on the Company's forward foreign exchange contracts. Other income (loss), net in 2010 of $(3.5) million primarily included a translation loss of $(3.7) million on intercompany obligations partially offset by interest income.

Income Tax Provision (Benefit).   We reported an income tax expense of $3.3 million for 2011, as compared to a benefit of $(14.5) million for 2010. Our effective tax rates were 5.6% for 2011 and (27.4)% for 2010.

Our effective tax rate reflects tax benefits derived from significant operations in the United States, which are generally taxed at rates higher than foreign statutory rates. A change in the mix of pretax income from the various tax jurisdictions can have a significant impact on the Company's periodic effective tax rate.

In 2011, our effective tax rate reflected the following:

•	A net charge of approximately $24.7 million related to recognition of valuation allowances against certain deferred tax assets.

•	A net benefit of approximately $(6.0) million related to earnings taxed at different rates than the U.S. federal statutory rate.

•	A net charge of approximately $2.9 million related to foreign dividends taxed in the United States at the statutory rate of 35%.

In 2010, our effective tax rate reflected the following:

•	A net benefit of approximately $(8.5) million related to the implementation of tax planning strategies.

•
A net benefit of approximately $(2.4) million related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties (see Note 11 of Notes to Consolidated Financial Statements).

•	A net charge of approximately $8.0 million related to foreign dividends taxed in the United States at the statutory rate of 35%.

Net Loss.    Our net loss was $(62.7) million for 2011, as compared to a net loss of $(38.5) million for 2010.

Year Ended December 31, 2010 Compared to the Year Ended December 25, 2009.

The year ended December 31, 2010 includes 53 weeks compared to 52 weeks in the year ended December 25, 2009. The following table sets forth net sales and income (loss) from operations data by segment for the years ended December 31, 2010 and December 25, 2009:

	Net Sales			Income (Loss) from Operations
	Year Ended December 31, 2010	Year Ended December 25, 2009	Increase (Decrease)	Year Ended December 31, 2010	Year Ended December 25, 2009	Increase (Decrease)
	(dollars in millions)
U.S. Residential Building Products	$244.5	$232.1	5.3%	$21.0	$29.8	(29.5)%
U.S. Non-Residential Building Products	203.4	211.9	(4.0)%	(3.1)	(0.1)	(3,000.0)%
U.S. RV and Specialty Building Products	146.1	119.0	22.8%	(0.7)	(6.5)	89.2%
European Roll Coated Aluminum	210.5	180.3	16.7%	17.3	(2.7)	740.7%
European Engineered Products	79.2	68.8	15.1%	0.3	(6.1)	104.9%
Other Non-Allocated	—	—	—%	(15.8)	(25.8)	38.8%
Totals	$883.7	$812.1	8.8%	$19.0	$(11.4)	266.7%

Net Sales.    Net sales include the revenue recognized from the sales of our products less provisions for returns, allowances, rebates and discounts. Our net sales increased $71.6 million, or 8.8%, to $883.7 million in 2010 compared to $812.1 million in 2009 as global economic concerns diminished and pent up demand for many of our products was released.

Net sales of our U.S. Residential Building Products segment increased $12.4 million, or 5.3%, to $244.5 million in 2010 from $232.1 million in 2009. This increase in net sales resulted primarily from price increases necessitated by an increase in aluminum and other raw material costs. Volume increases for the year were approximately 0.8%. This increase reflects an increase in volume in the first half of 2010 compared to the first half of 2009 of approximately 15.2% primarily attributable to improving core market demand, augmented by severe winter weather in the Northeast U.S. and above average levels of rain in the Southeast U.S. Volume for the second half of 2010 compared to the second half of 2009 declined approximately 10.7% primarily related to the strength of pent up demand that was released by customers in the second half of 2009.

Net sales of our U.S. Non-Residential Building Products segment declined $8.5 million, or 4.0%, to $203.4 million in 2010 from $211.9 million in 2009. This decrease in net sales resulted primarily from sales volume reductions which were partially offset by selling price increases. The decline in sales volume was attributable to a decline in market demand for steel and aluminum roofing and siding sold to distributors, contractors, lumber yards, and builders for both wood framed and non-wood framed construction. The volume decline in this segment was less than half of the decline in commercial construction from 2009 to 2010 as measured by McGraw Hill. We believe this to be attributable to the less cyclical and lower cost nature of wood-framed construction as compared to the broader commercial construction market.

Net sales of our U.S. RV and Specialty Building Products segment increased $27.1 million, or 22.8%, to $146.1 million in 2010 from $119.0 million in 2009. This increase in net sales resulted primarily from sales volume increases. The increase in net sales volume was attributable to stronger demand for RV sidewalls and doors, vinyl windows, patio components and aluminum coil. Demand for RV sidewalls and doors increased as consumer demand for towable RVs increased. Compared to 2009, wholesale shipments of towable RVs in 2010 increased 39%. Despite this significant improvement, RV units produced in 2010 remained more than 35% below the annual average production. Demand for vinyl windows, patio components and aluminum coil increased as a result of broader economic improvement and higher levels of consumer spending on home improvement, repair and remodeling.

Total net sales for our U.S. segments increased $31.0 million, or 5.5%, to $594.0 million in 2010 from $563.0 million in 2009.

Net sales of our European Roll Coated Aluminum segment increased $30.2 million, or 16.7%, to $210.5 million in 2010 from $180.3 million in 2009. This increase in net sales resulted primarily from an increase in sales volume of specialty coated coil and panels sold to European RV OEMs and producers of commercial panels used in commercial construction applications including roofing and siding. These increases reflect stable market demand and successful business development initiatives directed at increasing our market share of industrial and architectural projects throughout Europe, the Middle East and China. Weakening of the Euro and British pound sterling against the U.S. dollar reduced our 2010 net sales $9.0 million compared to 2009.

Net sales of our European Engineered Products segment increased $10.4 million, or 15.1%, to $79.2 million in 2010 from $68.8 million in 2009. This increase in net sales resulted primarily from an increase in sales volume of windows and doors for factory built holiday homes in the United Kingdom and automotive components for European automotive and transportation OEMs. Weakening of the Euro and British pound sterling against the U.S. dollar reduced our 2010 net sales $2.1 million compared to 2009. Increases were also partially offset by a reduction in sales volume of vinyl replacement windows to UK home centers.

Total net sales for our European segments increased $40.6 million, or 16.3%, to $289.7 million in 2010 from $249.1 million in 2009. Weakening of the Euro and British pound sterling against the U.S. dollar decreased our 2010 net sales $11.1 million compared to 2009.

Cost of Goods Sold.    Cost of goods sold includes the cost of raw materials, manufacturing labor, packaging, utilities, freight, maintenance and other elements of manufacturing overhead. Cost of goods sold increased $57.4 million, or 8.5%, to $732.5 million in 2010 from $675.1 million in 2009. This increase reflects higher raw material, labor, packaging, freight and utility costs due to higher sales volume. The percentage increases in these costs were generally less than the 8.8% increase in net sales for the same period, contributing to an increase in gross margin to 17.1% for 2010 from 16.9% for 2009. In addition to volume, cost of goods sold increased due to increases in aluminum, steel and copper raw material costs.

Selling and General.    Selling and general expenses include salaries, benefits, incentive compensation, insurance, travel and entertainment and other administrative costs. Selling and general expenses increased $6.7 million, or 8.0%, to $90.6 million in 2010 from $83.9 million in 2009. This increase is primarily attributable to an increase in selling and administrative costs to support higher sales volumes during 2010, partially offset by lower employee severance costs and bad debt expense.

Debt Restructuring and Forbearance Expenses.    Debt restructuring and forbearance expenses include professional fees for attorneys and other advisors to the Company and its lenders in connection with the restructuring of our debt. Restructuring and forbearance expenses related to the restructuring of our debt were $14.5 million in 2009. No restructuring and forbearance expenses were recorded in 2010.

Depreciation and Amortization.    Depreciation and amortization declined $1.0 million, or 2.5%, to $38.7 million in 2010 from $39.7 million in 2009. The decline resulted from an increase in the amount of assets that have become fully depreciated.

Other Impairments.    In 2009, due to declines in RV demand, we closed our Ft. Wayne, Indiana facility which was devoted to the manufacture of fiberglass products for the RV industry. As a result, we wrote down our investment in this facility by $3.5 million to its expected salvage value. No such impairments were recorded in 2010.

Other Operating Charges. Other operating charges in 2010 declined $3.8 million to $2.9 million in 2011 from $6.7 million in 2009.
In 2010, other operating charges included $1.7 million of legal and professional fees related to capital market activities and $1.2 million of restructuring charges. Restructuring charges primarily include costs related to plant consolidation activities in the RV and Specialty Building Products Segment.
In 2009, other operating charges included $3.4 million of non-recurring legal and professional fees primarily related to the Company's restructuring of indebtedness and $3.3 million of management severance and relocation costs.
Income (Loss) From Operations.    As a result of the aforementioned items, our income from operations was $19.0 million for 2010, as compared to a loss of $(11.4) million for 2009.

Income from operations of our U.S. Residential Building Products segment declined $8.8 million to $21.0 million for 2010 from $29.8 million for 2009. The decline relates primarily to higher raw material, labor, packaging, freight, and utility costs partially offset by an increase in net sales volume and reductions in selling and general expenses.

Income (loss) from operations of our U.S. Non-Residential Building Products segment declined $3.0 million to a loss of $(3.1) million for 2010 from a loss of $(0.1) million in 2009. This is primarily related to a decline in net sales volume, partially offset by an increase in gross margin resulting from increases in selling prices attributable to rising steel costs.

The loss from operations of our U.S. RV and Specialty Building Products segment improved $5.8 million to a loss of $(0.7) million for 2010 from a loss of $(6.5) million for 2009. This improvement is primarily related to higher sales volume and $3.5 million of impairment charges related to the closure of the Ft. Wayne facility during the first half of 2009. These items were partially offset by increases in raw material costs which were only partially offset by selling price increases.

Income (loss) from operations of our European Roll Coated Aluminum segment improved $20.0 million to income of $17.3 million for 2010 from a loss of $(2.7) million for 2009. This improvement was primarily due to higher sales volume and lower raw material costs. Lower raw material costs reflect conditions in 2009 that resulted in many of our specialty coated coil customers delaying or canceling orders for which we had procured bare aluminum supply. We consumed and sold portions of this higher cost metal in the first half of 2009, a time when selling prices were declining. Accordingly, gross margin in the first half of 2009 was below historical levels.

Income (loss) from operations of our European Engineered Products segment improved $6.4 million to income of $0.3 million for 2010 from a loss of $(6.1) million for 2009. The improvement was primarily due to the increase in sales volume and a reduction in costs related to employee severance incurred in 2009.

Interest Expense.    Interest expense declined $15.9 million, or 18.9%, to $68.3 million in 2010 from $84.2 million in 2009. The decline is primarily due to the cancellation of indebtedness in connection with our debt restructuring. This decline was partially offset by an increase in interest rates on the First Lien Credit Facility.

Other Income (Loss), Net.    Other income (loss), net includes translation gains and losses on intercompany obligations, gains and losses on asset disposals, interest income and other income or expense items of a non-operating nature. Other income (loss), net in 2010 of $(3.5) million included a translation loss of $(3.7) million on intercompany obligations partially offset by interest income. Other income (loss), net in 2009 of $1.3 million primarily included a translation gain of $4.5 million on intercompany obligations and interest income of $1.1 million, partially offset by losses on our interest rate swaps.

Income Tax Provision (Benefit).    We reported an income tax benefit of $(14.5) million for 2010, as compared to a benefit of $(1.3) million for 2009. Our effective tax rates were (27.4)% for 2010 and (1.5)% for 2009.

Our effective tax rate reflects tax benefits derived from significant operations in the United States, which are generally taxed at rates higher than the foreign statutory rates. A change in the mix of pretax income from the various tax jurisdictions can have a significant impact on the Company's periodic effective tax rate.

In 2010, our effective tax rate reflected the following:

•	A net benefit of approximately $(8.5) million related to the implementation of tax planning strategies.

•
A net benefit of approximately $(2.4) million related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties (see Note 11 of Notes to Consolidated Financial Statements).

•	A net charge of approximately $8.0 million related to foreign dividends taxed in the United States at the statutory rate of 35%.

In 2009, our effective tax rate reflected the following:

•	The impact of an approximate 25.9% combined effective tax rate on the restructuring activities.

•
A net benefit of approximately $(9.1) million related to amounts required to be recorded for changes to our uncertain tax positions under Interpretation No. 48, including interest and penalties (see Note 11 of Notes to Consolidated Financial Statements).

•	A net charge of an approximate $3.8 million related to foreign dividends taxed in the United States at the statutory rate of 35%.

Net Loss.    Our net loss was $(38.5) million for 2010, as compared to a net loss of $(85.6) million for 2009.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, cash from operations and borrowings under the ABL Credit Facility. As of December 30, 2011, we had cash and cash equivalents of $14.3 million. Net cash provided by operating activities was $18.6 million for the year ended December 30, 2011 compared to net cash provided by operating activities of $4.1 million for the year ended December 31, 2010. As of December 30, 2011, we had $10.2 million outstanding and availability of $46.9 million under the ABL Credit Facility. In February of 2012, the Company's wholly owned subsidiary in the Netherlands, Euramax Coated Products, B.V., entered into a Facility Agreement, which we refer to as the Dutch Revolving Credit Facility. This facility provides revolving credit financing of up to EUR 15 million. Refer to the following section titled Dutch Revolving Credit Factility for further information.

Our ability to make payments on and to refinance our indebtedness, to fund planned capital expenditures and to satisfy our other capital and commercial commitments will depend on our ability to generate cash flow in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We believe our December 30, 2011 cash levels, together with our cash from operations and borrowings under the ABL Credit Facility, will be adequate to fund our cash requirements based on our current level of operations for at least the next twelve months.

Restructuring

On June 29, 2009, we, the holders of substantially all of our then-existing equity securities and management shareholders agreed to a restructuring of indebtedness owed to our then-existing equity sponsors, amounts owed to lenders under the then-existing first and second lien credit agreements and amounts owed to counterparties under the then-existing interest rate swaps (the "Restructuring"). Under the terms of the Restructuring, lenders cancelled 100% of amounts owed under the second lien credit agreement consisting of principal and accrued interest of $191 million and $12 million, respectively, in exchange for 100% of the issued and outstanding common stock of Euramax Holdings, as of the date of the Restructuring. The common stock was issued to lenders in proportion to their holdings of the second lien loans prior to the Restructuring. As a result, we recorded the fair value of equity securities issued (less associated fees) as a credit to paid-in capital and recognized a pretax extinguishment gain of $8.7 million on the exchange. Our then-existing equity sponsors also cancelled all of our then-outstanding payment in kind notes, consisting of $195.4 million of principal and $1.4 million of accrued interest, in connection with the Restructuring.

Also under the terms of the Restructuring, lenders under the First Lien Credit Facility, together with counterparties to our interest rate swaps, amended and restated the then-existing First Lien Credit Facility to, among other items, split the sum of amounts owed under the first lien secured revolving credit facility ($77.5 million), the U.S. dollar term loan facility ($304.8 million), the European term loan facility ($109.3 million) and the interest rate swaps ($18.9 million) into two components consisting of a cash pay portion (the "Cash Pay Loan") and a payment-in-kind portion (the "PIK Loan"). Immediately following the Restructuring, principal balances owed under the Cash Pay Loan and PIK Loan were $261.2 million (including capitalized fees of $1.3 million) and $251.8 million (including accrued interest and capitalized fees of $14.9 million), respectively. On the Restructuring date, debt issuance costs of $2.5 million were capitalized in connection with the amendment and restatement of the First Lien Credit Facility. In connection with the Restructuring, the holders of our then-existing equity securities lost the entire value of their investment.

The Restructuring was preceded by a series of forbearance and limited waiver agreements in place from November 10, 2008 to the Restructuring date. Under the forbearance agreements, lenders under the then-existing first and second lien credit agreements and our then-existing accounts receivable facility agreed to forbear from exercising their rights, including accelerating repayment of the outstanding debt, with respect to named events of default primarily related to financial covenant compliance. The forbearance agreements contained, among other items, a minimum liquidity requirement and restrictions on distributions of cash. During the period of forbearance, we were restricted from borrowing under the then-existing first lien revolving credit facility. In 2008, we recognized interest expense of $21.6 million representing the accelerated amortization of remaining deferred financing fees to coincide with the term of the first forbearance. In 2009, we recognized interest expense of $5.5 million representing fees and expenses relating to obtaining forbearances.

Notes

On March 11, 2011, our subsidiary Euramax International Inc. ("Euramax International") issued $375 million aggregate principal amount of 9.50% Senior Secured Notes due 2016, which we refer to as the Notes. The Notes were issued at par in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the "Securities Act"). The Notes were issued pursuant to an indenture, dated March 18, 2011, among Euramax International, Euramax Holdings and certain of our domestic subsidiaries and Wells Fargo Bank, National Association, as trustee, which we refer to as the Trustee. The offering of the Notes closed on March 18, 2011. We used the net proceeds from the Notes, together with cash on hand, the net proceeds from the Senior Unsecured Loan Facility and borrowings under the ABL Credit Facility, to repay the First Lien Credit Facility in full.

The Notes bear interest at 9.50% per year and mature on April 1, 2016, unless earlier redeemed or repurchased by Euramax International. Interest is payable semi-annually on April 1 and October 1 of each year, beginning on October 1, 2011. The Notes are guaranteed by Euramax Holdings and all of our domestic subsidiaries subject to limited exceptions. The Notes are secured by a first priority security interest in (i) substantially all of the assets of Euramax International and the guarantors(other than inventory and accounts receivable and related assets, which assets secure the ABL Credit Facility on a first priority basis) and (ii) all of Euramax International's capital stock and the capital stock of each material domestic restricted subsidiary owned by Euramax International or a guarantor and 65% of the voting capital stock and 100% of any non-voting capital stock of foreign restricted subsidiaries directly owned by us or a guarantor, and a second priority security interest in our inventory, receivables and related assets.

The Notes may be redeemed at Euramax International's option, in whole or in part, under the conditions specified in the indenture plus accrued and unpaid interest to the redemption date, at the following redemption prices if redeemed during the 12-month period beginning on April 1 of the years indicated:

Year	Percentage
2013	107.125%
2014	104.750%
2015 and thereafter	100.000%

Additionally at any time on or before April 1, 2013, Euramax International may redeem (a) the greater of (i) $37.5 million and (ii) up to 10% of the aggregate principal amount of the Notes at any time and from time to time, but not more than once in any twelve-month period, at a price equal to 103% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption; (b) up to 35% of the aggregate principal amount of the Notes issued with the net proceeds of certain equity offerings at a price equal to 109.50% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption; or (c) on any one or more occasions, all or a part of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus an Applicable Premium (as defined in the indenture), and accrued and unpaid interest, if any, to the date of redemption.

The indenture contains restrictive covenants that limit, among other things, the ability of Euramax International and certain of its subsidiaries to incur additional indebtedness, pay dividends and make certain distributions, make other restricted payments, make investments, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets and enter into certain transactions with affiliates, in each case, subject to exclusions and other customary covenants. The indenture also contains customary events of default. If we undergo a change of control (as defined in the indenture), Euramax International will be required to make an offer to repurchase the Notes at 101% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption.

ABL Credit Facility

On March 18, 2011, Euramax Holdings, Euramax International, certain of our domestic subsidiaries as borrowers, and certain of our domestic subsidiaries as guarantors, entered into the Amended and Restated Senior Secured Revolving Credit and Guaranty Agreement, which we refer to as the ABL Credit Facility, with various lenders, Regions Bank, as Collateral and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, and Regions Business Capital, as Sole Lead

Arranger and Bookrunner. The ABL Credit Facility provides for revolving credit financing of up to $70 million, subject to a borrowing base. The ABL Credit Facility matures on September 18, 2015.

Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus an applicable margin or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Regions Bank as its "prime rate" for commercial loans, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR plus 1.00%, plus an applicable margin. The applicable margin is dependent upon the type of borrowings Euramax International has made under the ABL Credit Facility. At December 30, 2011, the applicable margins were 2.50% and 1.50% for LIBOR and Base Rate borrowings, respectively. The applicable margins are subject to the Company's corporate credit rating as determined from time to time by Standard and Poor's and Moody's Investors Service and range from 2.00% to 2.75% for LIBOR borrowings and 1.00% to 1.75% for Base Rate borrowings. The ABL Credit Facility requires Euramax International to pay a commitment fee ranging from 0.375% to 0.5%, based on the unutilized commitments. Euramax International is also required to pay customary letter of credit fees, including, without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

All obligations under the ABL Credit Facility are unconditionally guaranteed by Euramax Holdings and substantially all of our existing and future direct and indirect, wholly owned domestic restricted subsidiaries which are not borrowers. All obligations under the ABL Credit Facility and the guarantees of those obligations are secured, subject to certain exceptions, by a first-priority security interest in Euramax International's and the guarantors' inventory and accounts receivable and related assets, which we refer to as the ABL Collateral, and a junior-priority security interest in (i) substantially all of Euramax International's and the guarantors' assets (other than inventory and accounts receivable and related assets, which assets secure the ABL Credit Facility on a first priority basis) and (ii) all of Euramax International's capital stock and the capital stock of each material domestic restricted subsidiary owned by Euramax International or a guarantor and 65% of the voting capital stock and 100% of any non-voting capital stock of foreign restricted subsidiaries directly owned by Euramax International or a guarantor, which we refer to collectively as the Notes Collateral. The security interests are granted in accordance with the Amended and Restated Pledge and Security Agreement dated March 18, 2011, by and among Euramax Holdings, the other grantors party thereto and Regions Bank as Agent.

The ABL Credit Facility contains affirmative and negative covenants customary for this type of financing, including, but not limited to, financial covenants requiring Euramax International to meet a minimum consolidated fixed charge coverage ratio of at least 1.15 to 1.00 when excess availability is less than 15% of the lesser of the aggregate amount of commitments outstanding at such time and the borrowing base. As of December 30, 2011, excess availability exceeded 15% of the borrowing base, and therefore, Euramax International was not required to meet the minimum consolidated fixed charge coverage ratio. Additionally, restrictive covenants limit the ability of Euramax Holdings, Euramax International, and certain of our subsidiaries to incur liens, incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, consolidate, merge or sell all or substantially all of their assets, pay dividends or make other distributions, make certain loans and investments, amend or otherwise alter the terms of documents related to certain of their indebtedness, enter into transactions with affiliates and prepay certain indebtedness, in each case, subject to exclusions and other customary covenants.

Senior Unsecured Loan Facility

On March 3, 2011, Euramax International, Euramax Holdings and certain of our domestic subsidiaries, as guarantors, entered into a credit and guaranty agreement for a new Senior Unsecured Loan Facility (the "Senior Unsecured Loan Facility") in the aggregate principal amount of $125.0 million with certain lenders under the First Lien Credit Facility, and agreed to exchange a combination of outstanding loans they previously made under the First Lien Credit Facility and cash in the aggregate amount of $122.5 million for $125.0 million aggregate principal amount of indebtedness under the Senior Unsecured Loan Facility. Proceeds from the Senior Unsecured Loan Facility were borrowed on March 18, 2011 and will mature on October 1, 2016. Loans under the Senior Unsecured Loan Facility bear interest at 12.25% per year in the event no election is made to pay interest in kind ("PIK") by increasing the principal amount of the Notes, and 14.25% per year in the event a PIK election is made. Euramax International may make a PIK election for up to six quarters during the term of the Senior Unsecured Loan Facility. The interest rate on outstanding borrowings under the Senior Unsecured Loan Facility at December 30, 2011 was 12.25% as Euramax International has not made a PIK election.

The Senior Unsecured Loan Facility may not be voluntarily prepaid before March 18, 2013. Thereafter, Euramax International may prepay outstanding amounts under the Senior Unsecured Loan Facility, in whole or in part, at the prices (expressed as a percentage of the loans) set forth below:

Prepayment Date	Percentage
On or after March 18, 2013 but prior to March 18, 2014	103%
On or after March 18, 2014 but prior to March 18, 2015	102%
On or after March 18, 2015	100%

Additionally, at any time before March 18, 2013, Euramax International may on one or more occasions prepay up to 35% of the aggregate principal amount of the loans outstanding on the closing date at 112.25%, plus accrued and unpaid interest with the net cash proceeds of one or more qualified equity offerings. Upon a change of control, Euramax International may be required to repay all or a portion of the Senior Unsecured Loan Facility at a price equal to 101% of the principal amount plus accrued and unpaid interest. All obligations under the Senior Unsecured Loan Facility are unconditionally guaranteed by Euramax Holdings and substantially all of our existing and future direct and indirect wholly-owned domestic restricted subsidiaries subject to certain exceptions.

The Senior Unsecured Loan Facility contains restrictive covenants that limit, among other things, the ability of Euramax International and certain of our subsidiaries to incur additional indebtedness, pay dividends and make certain distributions, make other restricted payments, make investments, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of our assets and enter into certain transactions with affiliates, in each case, subject to exclusions and other customary covenants.

The Senior Unsecured Loan Facility contains certain customary representations and warranties, affirmative covenants and events of default, including among other things, payment defaults, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, material judgments, and failure of any guaranty supporting the Senior Unsecured Loan Facility to be in force and effect in any material respect. If such an event of default occurs, the administrative agent would be entitled to take various actions, including the acceleration of amounts due under the Senior Unsecured Loan Facility and all actions permitted to be taken by an unsecured creditor.

First Lien Credit Facility

Euramax International's amended and restated first lien credit agreement (the "First Lien Credit Facility") consisted of $525.3 million in term loans in the form of the Cash Pay Loan and the PIK Loan. The Cash Pay Loan and PIK Loan each included (i) a U.S. dollar term loan facility (the "U.S. Dollar Term Loan Facility") and (ii) Euro and British pound sterling term loan facilities (together the "European Term Loan Facility"). Euramax International and Euramax International Holdings B.V. were the borrowers (collectively, the "U.S. Borrowers") under the U.S. Dollar Term Loan Facility. Our subsidiaries Euramax Holdings Limited, Euramax Europe B.V. and Euramax Netherlands B.V. were the borrowers (collectively, the "European Borrowers") under the European Term Loan Facility. Outstanding amounts under the First Lien Credit Facility totaling approximately $514.7 million were repaid in the first quarter of 2011 with the proceeds of the Notes and the Senior Unsecured Loan Facility. The First Lien Credit Facility was terminated in March 2011.

Covenant Ratios Contained in the Indenture Governing the Notes, the ABL Credit Facility and the Senior Unsecured Loan Facility.

The indenture governing the Notes and the Senior Unsecured Loan Facility contain two material covenants which utilize financial ratios. These covenants do not require Euramax International to maintain specified ratio levels at all times or at regular intervals. However, if Euramax International elected to incur additional indebtedness under the ratio test without having availability under other debt baskets, or make restricted payments under the restricted payment covenant without having availability under our restricted payment baskets, non-compliance with these covenants could result in an event of default under the indenture and, under certain circumstances, a requirement to immediately repay all amounts outstanding under the Notes and could trigger a cross-default under our senior secured credit facilities or other indebtedness Euramax International may incur in the future. First, Euramax International is permitted to incur indebtedness under the indenture and the Senior Unsecured Loan Facility if the ratio of Consolidated Cash Flow to Fixed Charges on a pro forma basis (referred to in the indenture and the Senior Unsecured Loan Facility as the "Fixed Charge Coverage Ratio") is greater than 2:1 or, if the ratio is less, only if the indebtedness falls into specified debt baskets, including, for example, a credit agreement debt basket, an existing debt basket, a capital lease and purchase money debt basket, an intercompany debt basket, a permitted guarantee debt basket, a hedging debt basket, a receivables transaction debt basket and a general debt basket. In addition, under the indenture and Senior Unsecured Loan Facility, Euramax International is permitted to incur secured debt only if the ratio of Consolidated Secured Indebtedness to Consolidated Cash Flow on a pro forma basis (referred to in the indenture and the Senior Unsecured Loan Facility as the "Secured Debt Ratio") is equal to or less than 3.75:1.00. Second, the restricted payment covenant provides that Euramax International may declare certain dividends, or repurchase equity securities, in certain circumstances only if the Fixed Charge Coverage Ratio is greater than 2:1. In addition, under the ABL Credit Facility, Euramax International is required to meet a minimum consolidated fixed charge coverage ratio of at least 1.15:1.00 when excess availability is less than 15% of the lesser of the aggregate amount of commitments outstanding at such time and the borrowing base.

As used in the calculation of the Fixed Charge Coverage Ratio and the Secured Debt Ratio under the indenture, Consolidated Cash Flow, commonly referred to as Adjusted EBITDA, is calculated by adding Consolidated Net Income, provision for taxes based on income or profits or capital gains, Fixed Charges, the amount of any minority interest expense, depreciation and amortization and other non-cash expenses or charges, the amount of any integration costs or other business optimization expenses or costs deducted (and not added back) in such period in computing Consolidated Net Income incurred in connection with acquisitions, any extraordinary, non-recurring or unusual gain or loss or expense, together with any related provision for taxes, to the extent deducted in computing such Consolidated Net Income, the amount of cash restructuring charges not to exceed (x) $10.0 million in any twelve month period and (y) $25.0 million in the aggregate (through the maturity of the Notes), to the extent deducted in computing such Consolidated Net Income, and subtracting non-cash items increasing such Consolidated Net Income for such period, other than the accrual of revenue in the ordinary course of business.

In calculating the ratios, Consolidated Cash Flow is further adjusted on an annual basis by giving pro forma effect to acquisitions, dispositions, refinancings, restructurings and operating changes that occurred in the prior four quarters, including certain cost savings and synergies expected to be obtained in the succeeding twelve months. In addition, the term Net Income is adjusted to exclude any dividends on preferred stock, and the term Consolidated Net Income is adjusted to exclude, among other things, the non-cash impact attributable to the application of the purchase method of accounting in accordance with GAAP and the cumulative effect of a change in accounting principles.

The following table sets forth the Fixed Charge Coverage Ratio, Secured Debt Ratio, Consolidated Cash Flow ("Adjusted EBITDA"), Fixed Charges and Consolidated Secured Indebtedness as of and for the twelve months ended December 30, 2011:

Ratios
(unaudited) (dollars in millions)	Covenant Measure	As of and for the Twelve Months Ended December 30, 2011
Fixed Charge Coverage Ratio under the Indenture(1)	Minimum of 2.0x	1.02x
Fixed Charge Coverage Ratio under the ABL Credit Facility(2)	Minimum of 1.15x	1.02x
Secured Debt Ratio under the Indenture(1)	Maximum of 3.75x	6.61x
_______________________________________

(1)
The Fixed Charge Coverage Ratio and the Secured Debt Ratio under the indenture and the Senior Unsecured Loan Facility only limit the ability of Euramax International to incur additional indebtedness. As of December 30, 2011, Euramax International did not meet the Fixed Charge Coverage Ratio and the Secured Debt Ratio under the indenture and the Senior Unsecured Loan Facility. However, since Euramax International has not incurred any additional indebtedness or made any restricted payments pursuant to the provisions in the indenture and the Senior Unsecured Loan Facility that rely on such ratios, there are no events of default or other penalties incurred as a result of not meeting the minimum or exceeding the maximum ratios.

(2)
Under the ABL Credit Facility, Euramax International is only required to meet a minimum consolidated fixed charge coverage ratio when excess availability is less than 15%. As of December 30, 2011, because excess availability under the ABL Credit Facility exceeded 15% of the borrowing base, Euramax International was not required to meet the minimum consolidated fixed charge coverage ratio under the ABL Credit Facility.

Dutch Revolving Credit Facility

In February 2012, our wholly owned subsidiary in the Netherlands, Euramax Coated Products, BV, entered into the Dutch Revolving Credit Facility, with Rabobank Roermond (Rabobank). The Dutch Revolving Credit Facility provides revolving credit financing of up to EUR 15 million and matures on April 1, 2016. Borrowings under the Dutch Revolving Credit Facility bear interest at a rate per annum which is the aggregate of the average one month Euribor rate over a calendar month plus a margin of 2% and requires payment of a Credit Fee of .35% per annum on the nominal amount of the credit facility. All obligations under the Dutch Revolver are secured by a mortgage on the real estate of Euramax Coated Products, BV, a pledge on present and future machinery of Euramax Coated Products, BV, and a pledge on present and future accounts receivable balances of Euramax Coated Products, BV.

Cash Flows

(in thousands)	Year Ended December 30, 2011	Year Ended December 31, 2010	Year Ended December 25, 2009
Net cash provided by operating activities	$18,596	$4,133	$59,482
Net cash used in investing activities	(9,717)	(9,482)	(2,026)
Net cash used in financing activities	(17,634)	(37,046)	(35,929)
Effect of exchange rate changes on cash	(1,820)	(2,647)	(241)
Net (decrease) increase in cash and cash equivalents	$(10,575)	$(45,042)	$21,286

Year Ended December 30, 2011 Compared to the Year Ended December 31, 2010 and Year Ended December 25, 2009.

Operating Activities.    Cash provided by operating activities in 2011 was $18.6 million compared to $4.1 million during 2010. This increase in cash flows provided by operating activities was attributable to reductions in working capital changes and in the timing of interest payments compared to the prior year. In 2011, the Company implemented initiatives to reduce inventory levels and other working capital requirements. Additionally, the timing of interest payments on the Company's Senior Secured Credit Facility had a positive impact on operating cash flow when compared to the prior year. Accrued interest of approximately $8.9 million was outstanding as of December 30, 2011. In 2010, interest payments on the then-existing First Lien Credit Facility were made prior to year-end which resulted in a decrease to operating cash flow.

Cash provided by operating activities in 2010 was $4.1 million. The primary use of cash during 2010 was to fund increases in working capital necessary to support net sales growth. We did not experience this working capital increase in 2009 due to lower levels of sales activity resulting from economic difficulties in many of our markets.

Cash provided by operating activities in 2009 was $59.5 million, which included reductions in accounts receivable and inventory of $17.9 million and $45.1 million, respectively. The decline in accounts receivable was primarily related to lower sales volumes in 2009 compared to 2008. The decline in inventory was primarily due to initiatives we have undertaken to reduce our investment in inventory through the integration of sales, inventory and operational planning activities. These initiatives contributed to inventory reductions in both 2009 and 2008 of $45.1 million and $45.0 million, respectively.

Investing Activities.    Cash used in investing activities in 2011 was $9.7 million. Capital expenditures of $10.2 million were offset by asset sales of $0.4 million in 2011.

Cash used in investing activities in 2010 was $9.5 million. Capital expenditures of $12.2 million in 2010 were offset by $2.7 million of proceeds from the sale of assets in 2010.

Cash used in investing activities in 2009 was $2.0 million. Capital expenditures of $4.4 million in 2009 were offset by $2.3 million of proceeds from the sale of assets.

Financing Activities.    Net cash used in financing activities during 2011 was $17.6 million. Net borrowings under the ABL Credit Facility of $10.2 million and borrowings from the issuance of the Notes during 2011 totaling $375.0 million were offset by cash payments of $412.0 million to settle outstanding borrowings under the First Lien Credit Facility of $514.7 million. The remaining $102.7 million in outstanding loans under the First Lien Credit Facility were exchanged by various lenders along with cash of $19.8 million in exchange for $125.0 million aggregate principal amount of indebtedness under the Senior Unsecured Loan Facility. Payments of debt issuance costs totaled $10.6 million.

Cash used in financing activities during 2010 consisted of $37.0 million of net repayments of debt outstanding under the First Lien Credit Facility.

Cash used in financing activities during 2009 was $35.9 million. The use of cash in financing activities in 2009 mainly reflects the repayment of our accounts receivable securitization facility and debt issuance costs in connection with the restructuring of the then-existing First Lien Credit Facility and with entering into the then existing revolving credit facility.

Capital Expenditures

Our capital expenditures in 2011, 2010 and 2009 were $10.2 million, $12.2 million and $4.4 million, respectively. Capital expenditures related to the implementation of our ERP system in the United States were $1.5 million, $1.9 million and $0.9 million in 2011, 2010 and 2009, respectively. The balance of capital expenditures in each period relates primarily to purchases and upgrades of coil coating, fabricating, transportation and material moving and handling equipment.

We have made and will continue to make capital expenditures to comply with environmental laws and regulations. Our environmental capital expenditures for the year ending December 30, 2011 were not significant.

Working Capital Management

Working capital decreased $30.1 million, or 25.0%, to $90.4 million as of December 30, 2011 from $120.5 million as of December 31, 2010. The working capital reduction resulted from successful sales, inventory and operational planning initiatives undertaken by the Company. Changes in the timing of interest payments increased cash provided by operating activities in 2011 by $8.1 million compared to 2010.

Inventories of $83.4 million as of December 30, 2011 decreased $6.8 million, or 7.5%, from $90.2 million as of December 31, 2010, primarily as a result of inventory rationalization initiatives aimed at reducing inventory levels and other working capital requirements. As of December 30, 2011, days sales in inventories were 38.7 days, compared to 45.7 days as of December 31, 2010.

Accounts receivable of $83.2 million as of December 30, 2011 decreased $0.5 million, or 0.6%, from $83.7 million as of December 31, 2010. As of December 30, 2011, days sales outstanding in accounts receivable were 32.4 days, compared to 35.1 days as of December 31, 2010.

Accounts payable of $54.3 million as of December 30, 2011 increased $3.9 million, or 7.7%, from $50.4 million as of December 31, 2010. Higher accounts payable balances reflect less restrictive credit terms, which increased trade credit availability, as a result of our debt refinancing during 2011.

Accrued interest payable of $8.9 million as of December 30, 2011 increased $8.1 million from $0.8 million as of December 31, 2010. This increase resulted from the timing of interest payments on the Company's Senior Secured Notes which are not payable until April 1, 2012. In 2010, interest payments related to the First Lien Credit Facility were paid prior to December 31, 2010.

Capital and Commercial Commitments

In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of December 30, 2011 relating to long-term debt, operating leases, unconditional purchase obligations and other specified capital and commercial commitments. This table does not include information on our recurring purchases of materials for use in production, as our raw materials purchase contracts do not require fixed or minimum quantities. These tables also exclude payments relating to income tax due to the fact that, at this time, we cannot determine either the timing or the amounts of payments for all periods beyond 2011 for certain of these liabilities. Future events could cause actual payments to differ from these amounts. See "Cautionary Statement Regarding Forward-Looking Statements."

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Contractual Obligations(1)
Long-term debt(2)	$510	$10	$—	$500	$—
Interest on long-term debt(3)	224	51	102	71	—
Non-cancellable operating leases(4)	20	12	7	1	—
Unconditional purchase obligations	21	21		—	—
Total	$775	$94	$109	$572	$—
_______________________________________

(1)
Income tax liabilities, including accrued interest and penalties related to unrecognized tax benefits, totaling $14.2 million, are not included in this table as the settlement period for our income tax liability cannot be determined.

(2)	Long-term debt amortization is based on the contractual terms of our credit facilities and assumes no additional borrowings under the ABL Credit Facility.

(3)	Interest payments are based on interest rates in effect at December 30, 2011.

(4)	We lease various facilities and equipment under non-cancelable operating leases for various periods.

In addition, we sponsor defined benefit pension plans for the benefit of certain of our employees located in the United Kingdom (the "UK Plan") and the United States (the "U.S. Plan"). We curtailed the accrual of participant benefits under the UK Plan effective March 31, 2009. At December 30, 2011 the fair market value of the UK Plan assets was $26.1 million, or $19.6 million less than the projected benefit obligation of the UK Plan. In the first quarter of 2010, we froze future benefit accruals under our U.S. defined benefit pension plan. At December 30, 2011 the fair market value of the U.S. Plan assets was $7.2 million, or $4.6 million less than the projected benefit obligation of the U.S. Plan.

Credit Ratings

Our current credit ratings, which are considered non-investment grade, were as follows:

	Moody's	Standard and Poor's
Long-term debt	Caa1	B-
Outlook	STABLE	STABLE

Our current credit ratings, as well as any adverse future actions taken by the rating agencies with respect to our debt ratings, could negatively impact our ability to finance our operations on satisfactory terms and could have the effect of increasing our financing costs. Our debt instruments do not contain provisions requiring acceleration of payment upon a debt rating downgrade. The rating agencies may, in the future, revise the ratings on our outstanding debt.

The above information regarding credit ratings and ratings outlook assigned to our indebtedness by Moody's and Standard & Poor's are opinions of our ability to meet our ongoing obligations. Credit ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each agency's rating should be evaluated independently of any other agency's rating.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality; Inflation

Our sales volumes have historically been higher in the second and third quarters due to the seasonal demand of the building products markets served. First and fourth quarter sale volumes are generally lower primarily due to reduced repair and remodel activity and reduced activity in the building and construction industry as a result of colder and more inclement weather in our geographic end markets, as well as customer plant shutdowns in the RV and automotive industries during holidays and model changeovers.

Our cost of goods sold is subject to inflationary pressures and price fluctuations of the raw materials we use, particularly the cost of aluminum and steel. In addition, we are party to certain leases that contain escalator clauses contingent on increases based on changes in the Consumer Price Index. We believe that inflation and/or deflation had a minimal impact on our overall operations during the fiscal years 2011, 2010 and 2009.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with U.S. GAAP. In order to apply these principles, management must make judgments, assumptions and estimates based on the best available information at the time. Actual results may differ based on the accuracy of the information utilized and subsequent events. Our accounting policies are described in the notes to our audited financial statements included elsewhere in this report. Our critical accounting policies, which are described below, could materially affect the amounts recorded in our financial statements. Management believes that the following policies are critical because they involve significant judgment, assumptions and estimates.

Allowance for Doubtful Accounts, Inventory Realizability and Obsolescence and Warranty Reserves

We record trade accounts receivable at net realizable value. This value includes an allowance for doubtful accounts based on historical experience, current economic conditions and an evaluation of the relevant customer's credit worthiness. We charge off accounts receivable against the allowance for doubtful accounts when it is probable that the receivable will not be recovered.

Our inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. Cost of manufactured inventory includes direct labor and manufacturing overhead. Market with respect to all inventories is replacement cost subject to a floor for an approximate normal profit margin on disposition.

We provide warranties on certain products. The warranty periods differ depending on the product, but generally range from one year to limited lifetime warranties. We provide accruals for warranties based on historical experience and expectations of future occurrences.

We make estimates and assumptions related to establishing reserves and allowances for doubtful accounts, inventory obsolescence and warranty costs. Ranges of estimates are developed based upon historical experience, specifically identified conditions and management expectations for the future occurrence of certain events. In the event that actual results differ from these estimates or we adjust these estimates in future periods, adjustments to the amounts recorded could materially impact our financial position and results of operations. Historically, our experience has not been materially different than our estimates. There have been no significant changes in the assumptions used to develop our estimates in establishing reserves and allowances for doubtful accounts, inventory obsolescence and warranty costs from fiscal year 2009 to fiscal year 2011 and no significant changes are anticipated for fiscal year 2012.

Property, Plant and Equipment

We record property, plant and equipment at cost. Cost of property, plant and equipment acquired in a business combination is recorded at fair value based on the age and current replacement cost for similar assets on the date of the acquisition. We generally expense repair and maintenance costs unless they extend the useful lives of assets. Depreciation of property, plant and equipment is computed principally on the straight-line method over the estimated useful lives of the assets ranging from 3 to 37 years for equipment and from 17 to 25 years for buildings. Gains and losses related to the disposition of property, plant and equipment are charged to other income or expense when incurred. Also, when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, management assesses whether there has been an impairment in the value of the asset by comparing the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition to the carrying amount of the asset. If the expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized based on the excess of the asset's carrying value over its fair value. Fair value is estimated based on discounted cash flows, independent appraisals or comparable market transactions.

Goodwill and Intangible Assets

Our goodwill represents the excess of the purchase price we pay in a business combination over the fair value of net tangible and identifiable intangible assets acquired. We test our goodwill for impairment annually or more frequently if events or circumstances indicate the potential for impairment. In 2010, we performed our impairment test on the last day of our fiscal year. For fiscal year 2011, we have made an accounting policy election to perform our annual impairment test on the first day of our fourth quarter. We believe this change is preferable as it provides additional time to quantify the fair value of our reporting units and also reduces the likelihood that the annual impairment analysis would not be completed by the filing date of our annual financial statements. This change in accounting policy will not delay, accelerate or avoid an impairment charge and does not result in adjustments to our financial statements when applied retrospectively. For impairment testing purposes, we have identified six reporting units at the operating segment level, primarily based upon the nature of discrete businesses comprising our operations. As of December 30, 2011, goodwill has been allocated to four of the identified reporting units. Two operating segments are below the required quantitative thresholds and have been aggregated into one reporting segment, European Engineered Products.

The impairment test for goodwill is a two step process. If the carrying value of the reporting unit exceeds its fair value, the goodwill is potentially impaired and the implied fair value of goodwill must be determined by estimating the fair value of the reporting units and allocating such value to the tangible and identifiable intangible assets of each reporting unit. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to the excess of the carrying amount of goodwill over its implied fair value. We determine the fair value of each reporting unit based on an income approach, using a discounted cash flow analysis, and a market valuation approach, using market multiples of publicly traded guideline companies. The discounted cash flow analysis requires various judgmental assumptions about future cash flows, growth rates, and weighted average cost of capital. The assumptions about future cash flows and growth rates are based on an assessment of the business plans of each reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units.

No goodwill impairment indicators were identified and no impairment charges were recorded based upon impairment testing performed as of October 1, 2011 or December 31, 2010.

The following table is a summary of the key assumptions and results of our step-one test as of October 1, 2011, comparing the fair value of each reporting unit to the carrying value:

	Key Assumptions
Reporting Units	Discount Rate	Terminal Growth Rate	% Fair Value Exceeds Carrying Value as of October 1, 2011	Goodwill as of October 1, 2011
				(in thousands)
U.S. Residential Building Products	11.25%	3.0%	108.2%	$65,942
U.S. RV and Specialty Building Products	11.25%	3.0%	11.9%	15,112
European Roll Coated Aluminum	11.25%	3.0%	53.9%	103,292
European Engineered Products
Ellbee Limited	11.25%	3.0%	115.1%	12,340
				$196,686

Assumptions and estimates about future cash flows and discount rates are complex and often subjective. They are sensitive to changes in underlying assumptions and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Our assessment includes significant estimates and assumptions including the timing and amount of future discounted cash flows, the discount rate and the perpetual growth rate used to calculate the terminal value. As of October 1, 2011, the fair value for the U.S. RV and Specialty Building Products reporting unit exceeded carrying value by approximately 11.9%. Significant estimates and assumptions were used in determining the fair value of the reporting unit and changes in estimates could have a significant impact on the estimated fair value. For example, a 1.0% increase in the discount rate or a 0.5% decrease in the terminal growth rate would result in a change in the fair value of $4.3 million or $1.3 million, respectively, and could result in future impairments. We will continue to analyze changes in assumptions in future periods.

We have recognized intangible assets, apart from goodwill, acquired in business combinations and resulting from certain shareholder transactions, at fair value on the date of the transactions. Indefinite lived intangible assets are not amortized, but are tested for impairment annually on the last day of our fiscal year, or more frequently if events or circumstances indicate the potential for impairment. We amortize our intangible assets with finite lives over their useful lives based upon the pattern in which the economic benefits of the intangible assets are recognized. If that pattern cannot be determined, a straight-line amortization method is used. Intangible assets with finite lives are tested for impairment when there are indications that the carrying amount of an intangible asset may not be recoverable. We utilize an income approach to estimate the fair value of our definite and indefinite lived intangible assets to test for impairment.

We record impairment charges on goodwill and intangible assets in goodwill and other impairments in the consolidated statement of operations. See Note 6 to our consolidated financial statements for further disclosures related to goodwill and other intangible assets.

Income Taxes

We account for income taxes using the asset and liability method of accounting. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable for future years to differences between financial statement and tax bases of existing assets and liabilities. We establish valuation allowances if we believe it is more likely than not that some or all of the deferred tax assets will not be realized. We do not recognize a tax benefit unless we conclude that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met a tax benefit is recognized and measured as the largest amount of the tax benefit that in our judgment is greater than 50 percent likely to be realized. Interest and penalties related to unrecognized tax positions are recorded in provision (benefit) for income taxes in our consolidated financial statements.

Revenue Recognition

We recognize revenue when persuasive evidence of an agreement exists, delivery has occurred, our price to the buyer is fixed and determinable and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership.

Recently Issued Accounting Standards

See Note 2 to our consolidated financial statements included elsewhere in this report.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in currency exchange rates (primarily the Euro and British pound sterling), interest rates and commodity prices (primarily aluminum and steel).

Foreign Currency Exchange Risk
Approximately 35% of our net sales for the year ended December 30, 2011 and approximately 33% of our net sales for the year ended December 31, 2010 originated in Europe. Although our sales outside the United States are subject to exchange rate fluctuations, we do not use derivatives to manage our foreign currency exchange risks resulting from foreign sales.

In 2011, we entered into certain forward contracts to buy or sell currencies at a predetermined rate or price to mitigate uncertainty or volatility, and to cover underlying exposure to certain payments in currencies other than the functional currency. The Company has not designated these contracts for hedge accounting treatment and, therefore, the fair value of gains and losses on these contracts are recorded in other income (loss). For the year ended December 30, 2011, the Company has recognized a gain of $0.6 million in Other income (loss). The total notional value of derivatives related to our foreign exchange contracts totaled approximately $9.7 million as of December 30, 2011. Changes in foreign exchange rates affect other income (loss) recorded in relation to the remeasurement of inter-company amounts that are not of a long-term investment nature into local currencies.

Interest Rate Risk
We have market risk related to changing interest rates. Although we historically entered into interest rate agreements to reduce the impact of interest rate fluctuations on our interest expense, we terminated all of our outstanding interest rate swaps in connection with the Restructuring. We may enter into additional interest rate swaps in the future to manage our interest rate risk.
Commodity Price Risk
From time to time we enter into contracts for the purchase of aluminum and steel at market values in an attempt to assure a margin on specific customer orders. We may also choose to commit to purchase a specific quantity of aluminum over a specified time period at a fixed price, exposing us to the difference between the fixed price and the market price of aluminum during that time period. We do not use hedges to manage our long-term risks relating to market prices of steel and aluminum raw materials because we are generally able to pass on changes in market prices to customers.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Euramax Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Euramax Holdings, Inc. and subsidiaries as of December 30, 2011 and December 31, 2010, and the related consolidated statements of operations, changes in equity (deficit), and cash flows for each of the three years in the period ended December 30, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Euramax Holdings, Inc. and subsidiaries at December 30, 2011 and December 31, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Atlanta, Georgia March 23, 2012

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$14,327	$24,902
Accounts receivable, net of allowance for doubtful accounts (2011—$4,391, 2010—$5,742)	83,234	83,690
Inventories, net	83,396	90,227
Income taxes receivable	697	—
Deferred income taxes	1,906	5,785
Other current assets	4,336	3,760
Total current assets	187,896	208,364
Property, plant, and equipment, net	146,549	157,895
Goodwill	196,686	199,999
Customer relationships, net	69,636	87,491
Other intangible assets, net	8,148	8,879
Deferred income taxes	6	822
Other assets	10,325	3,440
Total assets	$619,246	$666,890

Liabilities and shareholders' (deficit) equity
Current liabilities:
Accounts payable	$54,329	$50,446
Accrued expenses	33,425	35,766
Accrued interest payable	8,886	754
Deferred income taxes	891	922
Total current liabilities	97,531	87,888
Long-term debt	507,988	503,169
Deferred income taxes	21,501	27,910
Other liabilities	45,519	38,092
Total liabilities	672,539	657,059

Shareholders' (deficit) equity:
Class A common stock—$1.00 par value; 600,000 shares authorized, 185,388 issued and outstanding in 2011 and 181,676 issued and outstanding in 2010	185	182
Class B convertible restricted voting common stock—$1.00 par value; 600,000 shares authorized, no shares issued in 2011 and 2010	—	—
Additional paid-in capital	718,837	715,790
Accumulated loss	(782,087)	(719,370)
Accumulated other comprehensive income	9,772	13,229
Total shareholders' (deficit) equity	(53,293)	9,831
Total liabilities and shareholders' (deficit) equity	$619,246	$666,890

See accompanying notes.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 30, 2011	Year Ended December 31, 2010	Year Ended December 25, 2009
Net sales	$933,678	$883,700	$812,055
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	785,165	732,451	675,126
Selling and general (excluding depreciation and amortization)	91,421	90,642	83,896
Depreciation and amortization	37,194	38,700	39,721
Other operating charges	8,404	2,939	6,707
Multiemployer pension withdrawal	1,200	—	—
Debt restructuring and forbearance expenses	—	—	14,506
Impairments of fixed assets	—	—	3,516
Income (loss) from operations	10,294	18,968	(11,417)
Interest expense (includes related party interest expense of $8,427 in 2009)	(55,579)	(68,333)	(84,204)
Gain on extinguishment of debt	—	—	8,723
Other (loss) income, net	(14,117)	(3,484)	1,303
Loss from continuing operations before income taxes	(59,402)	(52,849)	(85,595)
Provision (Benefit) for income taxes	3,315	(14,461)	(1,297)
Loss from continuing operations	(62,717)	(38,388)	(84,298)
Loss from discontinued operations, net of tax	—	(152)	(1,330)
Net loss	$(62,717)	$(38,540)	$(85,628)

See accompanying notes.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(in thousands)

	Stock Common	Additional Paid-in Capital	Accumulated Loss	Accumulated Other Comprehensive Income	Totals
Balance at December 26, 2008	$161	$323,930	$(595,202)	$11,829	$(259,282)
Comprehensive loss:
Net loss	—	—	(85,628)	—	(85,628)
Foreign currency translation adjustment	—	—	—	2,084	2,084
Pension liability adjustments, net of tax	—	—	—	(2,692)	(2,692)
Amortization of losses on derivative instruments, net of taxes	—	—	—	3,031	3,031
Comprehensive loss					(83,205)
Restructuring of long-term debt	—	386,662	—	—	386,662
Cancellation of issued shares related to the Restructuring	(161)	161	—	—	—
Issuance of shares related to the Restructuring	178	(178)	—	—	—
Share-based compensation	—	2,885	—	—	2,885
Balance at December 25, 2009	178	713,460	(680,830)	14,252	47,060
Comprehensive loss:
Net loss	—	—	(38,540)	—	(38,540)
Foreign currency translation adjustment	—	—	—	(7,256)	(7,256)
Pension liability adjustments, net of tax	—	—	—	3,329	3,329
Amortization of losses on derivative instruments, net of taxes	—	—	—	2,904	2,904
Comprehensive loss					(39,563)
Issuance of shares pursuant to share-based payment plans	4	(4)	—	—	—
Share-based compensation	—	2,334	—	—	2,334
Balance at December 31, 2010	182	715,790	(719,370)	13,229	9,831
Comprehensive loss:
Net loss	—	—	(62,717)	—	(62,717)
Foreign currency translation adjustment	—	—	—	2,380	2,380
Pension liability adjustments, net of tax	—	—	—	(5,837)	(5,837)
Comprehensive loss					(66,174)
Issuance of shares pursuant to share-based payment plans	3	(3)	—	—	—
Share-based compensation	—	3,050	—	—	3,050
Balance at December 30, 2011	$185	$718,837	$(782,087)	$9,772	$(53,293)

See accompanying notes.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 30, 2011	Year Ended December 31, 2010	Year Ended December 25, 2009
Operating activities
Net loss	$(62,717)	$(38,540)	$(85,628)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization	37,194	38,700	39,721
Amortization of deferred financing fees	1,476	435	2,761
Amortization of debt discount	282	—	—
Goodwill and other impairments	—	—	3,516
Gain on extinguishment of Second Lien debt facility	—	—	(8,723)
Loss on extinguishment of First Lien debt facility	1,477	—	—
Pay-in-kind interest	6,793	21,995	20,494
Accrued interest and fees added to principal of first lien debt	—	—	16,956
Share-based compensation	3,050	2,334	2,885
Provision for doubtful accounts	707	624	2,641
Foreign exchange (gain) loss	14,225	4,194	(3,856)
Gain on sale of assets	330	(72)	(151)
Loss on interest rate swaps	—	4,287	8,568
Deferred income taxes	803	(17,734)	9,658
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(866)	3,681	17,941
Inventories	6,261	(12,650)	45,075
Other current assets	(620)	(642)	(307)
Accounts payable and other current liabilities	8,353	(3,952)	(1,360)
Income taxes payable	2,716	4,421	(10,930)
Other noncurrent assets and liabilities	(868)	(2,948)	221
Net cash provided by operating activities	18,596	4,133	59,482
Investing activities
Proceeds from sale of assets	434	2,683	2,325
Capital expenditures	(10,151)	(12,165)	(4,351)
Net cash used in investing activities	(9,717)	(9,482)	(2,026)
Financing activities
Changes in cash overdrafts	—	(8)	(3)
Net borrowings on ABL Credit Facility	10,205	—	—
Net repayments on First Lien Credit Facility	(412,028)	(37,038)	(1,053)
Net repayments on accounts receivable securitization facility	—	—	(34,633)
Borrowings under Senior Secured Notes	375,000	—	—
Borrowings under Unsecured Notes	19,812	—	—
Deferred financing fees	(10,623)	—	(240)
Net cash used in financing activities	(17,634)	(37,046)	(35,929)
Effect of exchange rate changes on cash	(1,820)	(2,647)	(241)
Net increase (decrease) in cash and cash equivalents	(10,575)	(45,042)	21,286
Cash and cash equivalents at beginning of year	24,902	69,944	48,658
Cash and cash equivalents at end of year	$14,327	$24,902	$69,944
Supplemental cash flow information
Income taxes paid (refunded), net	$107	$1,917	$(5,802)
Interest paid, net	$41,364	$42,774	$45,174
Significant noncash financing activities
Settlement of Second Lien Credit Facility in exchange for common stock	$—	$—	$202,912
Cancellation of Equity Sponsor Pay-in-Kind (PIK) Notes	$—	$—	$196,783
Issuance of First Lien Debt to settle interest rate swaps, accrued interest and issuance fees	$—	$—	$35,053
Exchange of First Lien Credit Facility for Senior Unsecured Loan Facility	$102,688	$—	$—

See accompanying notes.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

1.	Basis of Presentation

Nature of Operations and Organization

Euramax Holdings, Inc. and Subsidiaries (Euramax or the Company) is an international producer of residential and non-residential building materials and recreational vehicle, or RV, exterior components. The Company's core building products include aluminum, steel, vinyl and copper roof drainage products, steel roofing and siding and specialty coated aluminum coil. In addition, the Company sells an extensive line of accessory products, including roofing and siding hardware, trim parts and roof drainage accessories. The Company's core RV products include aluminum siding and roofing. The Company sells its products to a wide range of customers, including distributors, contractors, and home improvement retailers, as well as RV and transportation original equipment manufacturers, or OEMs. The Company's manufacturing and distribution network consists of 39 strategically located facilities, of which 33 are located in North America and 6 are located in Europe. The Company's sales volumes have historically been higher in the second and third quarters due to the seasonal demand of the building products markets served.

For periods prior to June 29, 2009, Euramax was owned by GS Capital Partners V Fund L.P., GS Capital Partners 2000 L.P., and their affiliated private equity funds (collectively, the Equity Sponsors), and certain members of the Company's management. The recessionary economic environment of 2008 and 2009 contributed to significant declines in the Company's net sales and operating results. These declines limited the Company's ability to comply with financial covenants required by its various debt agreements. As an alternative to other remedies available, the Company, its lenders and shareholders agreed to a debt restructuring that was effective on June 29, 2009. In connection with the restructuring of debt issued by Euramax and its subsidiaries, approximately $196.8 million of principal and interest on PIK Notes held by the Equity Sponsor was cancelled and the Equity Sponsors and management shareholders conveyed ownership of their shares of Euramax to lenders under the Second Lien Credit Agreement in exchange for the cancellation of debt and accrued interest totaling $202.9 million. See Note 7 for further discussion on the restructuring of debt issued by Euramax and its subsidiaries.

Principles of Consolidation

The consolidated financial statements of the Company are prepared in conformity with U.S. generally accepted accounting principles and include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.	Summary of Significant Accounting Policies

Fiscal Year

The Company operates on a 52 or 53 week fiscal year ending on the last Friday in December. The Company's fiscal year ended December 30, 2011 consisted of 52 weeks. Years ended December 31, 2010 and December 25, 2009 consisted of 53 and 52 weeks, respectively.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that may affect the reported amounts of certain assets, liabilities, revenues and expenses and disclosure of contingencies in the Company's consolidated financial statements. Although these estimates and assumptions are based on the Company's knowledge of current events and actions the Company may take in the future, actual results could ultimately differ from those estimates and assumptions, and the differences could be material.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents. Certain cash overdrafts of the Company have been netted with positive cash balances held with the same financial institutions.
Trade Accounts Receivable

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

2.     Summary of Significant Accounting Policies (Continued)

Trade accounts receivable are recorded at net realizable value. This value includes an allowance for estimated uncollectible accounts, returns and allowances, cash discounts and other adjustments. The allowance for doubtful accounts is based on historical experience, the level of past-due accounts based on the contractual terms of the receivables, current economic conditions and an evaluation of the customers' credit worthiness. Accounts receivable are charged against the allowance for doubtful accounts when it is probable that the receivable will not be recovered.

Activity in the allowance for doubtful accounts was as follows:

	2011	2010	2009
Balance, beginning of year	$5,742	$7,213	$7,194
Net charges to costs and expenses	18	624	2,562
Write-offs, net of recoveries	(1,319)	(2,039)	(2,596)
Foreign currency translation	(50)	(56)	53
Balance, end of year	$4,391	$5,742	$7,213

Inventories

Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out (FIFO) method. Cost of manufactured inventory includes direct labor and manufacturing overhead. Market with respect to all inventories is replacement cost subject to a floor for an approximate normal profit margin on disposition. Abnormal amounts of idle facility expense, freight, handling costs, and wasted materials are recorded as current period charges.

Property, Plant, and Equipment

Property, plant, and equipment is recorded at cost. Cost of property, plant, and equipment acquired in a business combination is recorded at fair value based on the age and current replacement cost for similar assets on the date of the acquisition. Repair and maintenance costs are generally expensed unless they extend the useful lives of assets. Depreciation of property, plant, and equipment is computed principally on the straight-line method over the estimated useful lives of the assets ranging from 3 to 37 years for equipment and from 10 to 25 years for buildings. Gains and losses related to the disposition of property, plant, and equipment are charged to other income or expense when incurred. Also, when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, management assesses whether there has been an impairment in the value of the asset by comparing the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition to the carrying amount of the asset. If the expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized based on the excess of the asset's carrying value over its fair value. Fair value is estimated based on discounted cash flows, independent appraisals or comparable market transactions.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and identifiable intangible assets acquired. Goodwill has been assigned to multiple reporting units at either the operating segment, or one level below, primarily based upon the nature of discrete businesses comprising the Company's operations. We test our goodwill for impairment annually or more frequently if events or circumstances indicate the potential for impairment. In 2010, we performed our impairment test on the last day of our fiscal year. For fiscal year 2011, we have made an accounting policy election to perform our annual impairment test on the first day of our fourth quarter. We believe this change is preferable as it provides additional time to quantify the fair value of our reporting units and also reduces the likelihood that the annual impairment analysis would not be completed by the filing date of our annual financial statements. This change in accounting policy will not delay, accelerate or avoid an impairment charge and does not result in adjustments to our financial statements when applied retrospectively. The implied fair value of goodwill was determined by estimating the fair value of the reporting units and allocating such value to the tangible and identifiable intangible assets of each reporting unit. The Company's fair value estimate was based upon estimates of the future cash flows of the reporting units and market valuations of comparable companies. Significant judgments were made in estimating the future cash flows of the reporting units and determining comparable companies upon which fair values of the Company's reporting units were based. No goodwill impairment charges

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

2.     Summary of Significant Accounting Policies (Continued)

were recorded during fiscal years 2011, 2010, or 2009. The carrying value of goodwill at the valuation date is not representative of current fair value.

The Company has recognized intangible assets, apart from goodwill, acquired in business combinations and resulting from certain shareholder transactions, at fair value on the date of the transactions. Indefinite lived intangible assets are not amortized, but are tested for impairment annually on the last day of the Company's fiscal year, or more frequently if events or circumstances indicate the potential for impairment. The Company amortizes its intangible assets with finite lives over their useful lives based upon the pattern in which the economic benefits of the intangible assets are recognized. If that pattern cannot be determined, a straight-line amortization method is used. Intangible assets with finite lives are tested for impairment when there are indications that the carrying amount of an intangible asset may not be recoverable. The Company utilizes an income approach to estimate the fair value of its definite and indefinite lived intangible assets to test for impairment.

No intangible asset impairment charges were recorded in fiscal years 2011, 2010, or 2009. See Note 6 for further disclosures related to goodwill and other intangible assets.

Income Taxes

The Company accounts for income taxes using the asset and liability method of accounting. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable for future years to differences between financial statement and tax bases of existing assets and liabilities. Valuation allowances are established if the Company believes it is more likely than not that some or all of the deferred tax assets will not be realized. A tax benefit is not recognized unless the Company concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, a tax benefit is recognized and measured as the largest amount of the tax benefit that in the Company's judgment is greater than 50 percent likely to be realized. Interest and penalties related to unrecognized tax positions are recorded in provision (benefit) for income taxes in the accompanying Consolidated Statements of Operations. See Note 11 for further disclosures related to income taxes.

Financial Instruments and Risk Management

The Company measures fair value based on a hierarchy disclosure framework that prioritizes and ranks the level of market price observability used in measuring assets and liabilities at fair value.

Market price observability is impacted by a number of factors, including the type of asset or liability and their characteristics. This hierarchy prioritizes the inputs into three broad levels as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

All derivative instruments are recognized on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and the type of hedging relationship. Derivative instruments that qualify as hedging instruments are designated based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of net investment in a foreign operation. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of Other Comprehensive Income (OCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss related to the ineffective portion of the derivative instrument, if any, is recognized in current earnings during the period of change. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign operation, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent it is effective. For

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

2.     Summary of Significant Accounting Policies (Continued)

derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. Should a financial instrument designated as a hedge be terminated while the underlying hedged transaction remains outstanding, or reasonably possible of occurring, the gain or loss would be deferred and amortized over the shorter of the remaining life of the underlying or the agreement.

The Company has used derivative financial instruments primarily to reduce its exposure to fluctuations in interest rates. When entered into, the Company formally designates and documents the financial instrument as a hedge of a specific exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. The Company formally assesses both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related exposure. Derivatives are recorded on the balance sheet at fair value as either other assets or other liabilities. The Company calculates the fair value of its derivatives using quoted market prices when available. When quoted market prices are not available, the Company uses standard pricing models with market-based inputs that take into account the present value of estimated future cash flows. The earnings impact resulting from the derivative instruments is recorded in the same line item within the statement of operations as the exposure being hedged. The ineffective portion of a financial instrument's change in fair value is immediately recognized in earnings as other income (expense).

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an agreement exists, delivery has occurred, the Company's price to the buyer is fixed and determinable and collectability is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. Revenue is recorded net of provisions for returns, allowances, rebates, and discounts.

The Company provides warranties on certain products. The warranty periods differ depending on the product, but generally range from one year to limited lifetime warranties. The Company provides accruals for warranties based on historical experience and expectations of future occurrence. Warranty costs are recorded as a component of cost of goods sold and are classified as accrued expenses or other liabilities depending on the timing of expected payments.

Shipping and Handling Costs

The Company classifies all shipping and handling charges as cost of goods sold.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs for 2011, 2010, and 2009 were 2.8 million, $3.1 million, and $2.6 million, respectively.

Translation of Foreign Currencies

Assets and liabilities of non-U.S. subsidiaries are translated to U.S. Dollars at the rate of exchange in effect on the balance sheet date. Income and expenses are translated to U.S. Dollars at the weighted average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from the remeasurement of inter-company amounts that are not of a long-term investment nature into local currencies and certain indebtedness of foreign subsidiaries denominated in U.S. dollars are included in other income (expense) and amounted to $(13.0) million, $(3.7) million, and $4.5 million in 2011, 2010, and 2009, respectively. Foreign currency gains and losses resulting from transactions in the ordinary course of business are recorded in selling and general expenses. Foreign currency translation gains and losses recorded in selling and general expenses were not significant for any period presented.

Recently Adopted Accounting Pronouncements

In September 2011, the FASB issued revised disclosure guidance related to compensation and retirement benefits for employer's participation in multiemployer plans. The revised guidance requires companies participating in multiemployer pension plans to disclose more information about the multiemployer plan, the employer's level of participation in the plan, the financial health of the plan, and the nature of the employer commitments to the plan. The revised guidance does not change the

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

2.     Summary of Significant Accounting Policies (Continued)

accounting for an employer's participation in a multiemployer plan. The Company adopted these provisions effective for the fiscal year ended December 30, 2011. Refer to Note 13 for the required disclosures related to the Company's participation in multiemployer pension plans.

In October 2009, the FASB amended certain revenue recognition provisions related to multiple deliverable arrangements. The provisions clarify the separability criteria for deliverables in a multiple element revenue arrangement and require the use of the relative selling price of stand alone elements to allocate transaction costs to individual elements at inception. These provisions also require additional disclosure regarding the nature and type of performance obligations of significant multiple deliverable revenue arrangements. The provisions were effective for fiscal periods beginning on or after June 15, 2010. The Company adopted this new accounting guidance on January 1, 2011, the first day of its 2011 fiscal year. The adoption of the new standard did not have a significant impact on the Company's consolidated financial statements.
In June 2009, the FASB issued guidance which revised the approach for determining the primary beneficiary of a variable interest entity to be more qualitative in nature and require companies to more frequently reassess whether they must consolidate a variable interest entity. The revised standard was adopted by the Company on December 26, 2009, the first day of the Company's 2010 fiscal year. The adoption of this new standard did not have a significant impact on the Company's consolidated financial statements.
In June 2009, the FASB issued guidance related to accounting for transfers of financial assets, which clarifies the determination of a transferor's continuing involvement in a transferred financial asset and limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire original financial asset. The Company adopted the revised guidance on December 26, 2009, the first day of the Company's 2010 fiscal year. The adoption of this new standard did not have a significant impact on the Company's consolidated financial statements.

In February 2008, the FASB amended certain provisions of accounting guidance related to fair value measurements, which delayed the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The Company adopted these provisions effective December 27, 2008, the first day of the Company's 2009 fiscal year. The adoption of the standard for all nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB amended its guidance on accounting for business combinations. Among other things, the new guidance amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. It also establishes new disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The Company adopted this new accounting guidance effective December 26, 2009, the first day of the Company's 2010 fiscal year. The adoption of this new accounting policy did not have a significant impact on our consolidated financial statements, and the impact it will have on our consolidated financial statements in future periods will depend on the nature and size of business combinations completed subsequent to the date of adoption.

In December 2007, the FASB issued accounting and disclosure guidance related to noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. The new guidance also establishes disclosure requirements that clearly identify and distinguish between the controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests. The Company adopted this new accounting standard effective December 26, 2009, the first day of the Company's 2010 fiscal year. The adoption of this new standard did not have a significant impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In June 2011, the FASB issued amendments to disclosure requirements for the presentation of comprehensive income. This guidance requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued an amendment to defer the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. The revised guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

2.     Summary of Significant Accounting Policies (Continued)

The standard is effective for fiscal years and interim periods beginning after December 15, 2011 and is to be applied retrospectively.

In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011, result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance is not expected to have a material impact on the Company's consolidated financial position and results of operations.
In September 2011, the FASB issued amendments to its goodwill impairment guidance which provides an option for companies to use a qualitative approach to test goodwill for impairment if certain conditions are met. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The implementation of amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

3.	Inventories

Inventories, net of the allowance for obsolete inventory, were comprised of:

	December 30, 2011	December 31, 2010
Aluminum and steel coil	$52,681	$50,372
Raw materials	12,808	23,056
Work in process	2,980	2,229
Finished products	14,927	14,570
	$83,396	$90,227

The Company has disclosed aluminum and steel coil inventory separately, as it represents inventory that can be classified as raw material, work in process or finished product. Aluminum and steel coil represent both painted and bare coil. Inventories are net of related reserves totaling $3.0 million and $2.4 million at December 30, 2011 and December 31, 2010, respectively.

Activity in the allowance for obsolete inventory was as follows:

	2011	2010	2009
Balance, beginning of year	$2,405	$4,130	$5,130
Net charges to costs and expenses	3,626	2,601	3,686
Write-offs	(2,998)	(4,232)	(4,795)
Foreign currency translation	(24)	(94)	109
Balance, end of year	$3,009	$2,405	$4,130

4.	Discontinued Operations

In November 2008, the Company made the decision to cease operations of its GSI subsidiary. GSI was previously included in the U.S. Residential Building Products segment. GSI produced and sold roof drainage products to contractors. The decision was based upon financial losses caused by poor economic conditions and diminishing prospects for market improvement. Following this decision, the GSI assets were offered for sale. The Company ceased operating at eleven of its twelve GSI locations prior to December 26, 2008. In 2009, certain GSI assets were sold for approximately $1.8 million, resulting in a loss of $0.2 million. In January 2010, certain GSI assets were sold for approximately $2.2 million. There was no gain or loss recognized in this transaction. No losses from discontinued operations were incurred during 2011.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

4.     Discontinued Operations (Continued)

In the accompanying consolidated statements of operations, loss from discontinued operations, net of income taxes, consists of the following:

	Year Ended
	December 30, 2011	December 31, 2010	December 25, 2009
Net sales	$—	$—	$2,353
Operating and other expenses	—	156	4,305
Loss before income taxes	—	(156)	(1,952)
Benefit for income taxes	—	(4)	(622)
Loss from discontinued operations	$—	$(152)	$(1,330)

5.	Property, Plant, and Equipment

Property, plant, and equipment consisted of:

	December 30, 2011	December 31, 2010
Land and improvements	$22,865	$23,050
Buildings	57,522	57,476
Machinery and equipment	169,901	160,953
	250,288	241,479
Less accumulated depreciation	(106,472)	(90,386)
	143,816	151,093
Construction in progress	2,733	6,802
	$146,549	$157,895

Depreciation expense (including software amortization expenses disclosed below) for 2011, 2010, and 2009 was $19.1 million, $18.9 million, and 17.8 million, respectively.

As of December 30, 2011 and December 31, 2010, unamortized computer software costs totaling $13.0 million and $12.5 million, respectively, were recorded in property, plant and equipment. Amortization of capitalized computer software costs for 2011, 2010, and 2009 was $3.4 million, $2.9 million, and $2.9 million, respectively.

In 2009, the Company closed its facility located in Ft. Wayne Indiana devoted to the manufacture of fiber glass panels for the RV industry. As a result, the Company wrote the investment in its US RV and Specialty Building Products facility down by $3.5 million to its expected salvage value.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

6.	Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the years ended December 30, 2011 and December 31, 2010 are as follows:

	U.S. Residential Building Products	U.S. RV and Specialty Building Products	European Roll Coated Aluminum	European Engineered Products	Consolidated
Balance at December 25, 2009	$65,942	$15,112	$114,745	$12,675	$208,474
Foreign currency translation	—	—	(8,185)	(290)	(8,475)
Balance at December 31, 2010	65,942	15,112	106,560	12,385	199,999
Foreign currency translation	—	—	(3,268)	(45)	(3,313)
Balance at December 30, 2011	$65,942	$15,112	$103,292	$12,340	$196,686

Accumulated impairment losses as of December 30, 2011 were $111.9 million for U.S. Residential Building Products, $97.9 million for U.S. RV and Specialty Coated Products, $56.8 million for European Roll Coated Aluminum Products and $9.5 million for European Engineered Products. Accumulated impairment losses as of December 31, 2010 were $112.0 million for U.S. Residential Building Products, $97.9 million for U.S. RV and Specialty Coated Products, $58.6 million for European Roll Coated Aluminum and $9.6 million for European Engineered Products. Changes in accumulated impairment losses resulted from foreign currency translation adjustments related to goodwill in the Company's foreign reporting units.

Intangible Assets

Intangible assets consisted of the following:

	As of December 30, 2011				As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount		Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$210,873	$(141,237)	$69,636	—	$213,336	$(125,845)	$87,491
Patents	5,800	(3,835)	1,965	—	5,800	(3,245)	2,555
Non-compete agreements	2,266	(2,183)	83	—	2,266	(2,042)	224
	218,939	(147,255)	71,684		221,402	(131,132)	90,270
Intangible assets not subject to amortization:
Trade names	6,100	—	6,100	—	6,100	—	6,100
Total intangible assets	$225,039	$(147,255)	$77,784		$227,502	$(131,132)	$96,370

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

6.	Goodwill and Intangible Assets (Continued)

The aggregate amortization expense for intangible assets for 2011, 2010, and 2009 was $18.1 million, $19.8 million, and $21.9 million, respectively. The average useful lives of the Company's customer relationships, patents and non-compete agreements are 12 years, 10 years and 3 years, respectively. Based on the carrying value of identified intangible assets recorded at December 30, 2011, and assuming no subsequent impairment of the underlying assets, the aggregate annual amortization expense for the next five years is expected to be as follows:

Year	Amortization of Intangible Assets
2012	$15,849
2013	14,508
2014	13,192
2015	11,632
2016	10,333

7.	Long-Term Debt

Long-term debt obligations consisted of the following:

	December 30, 2011	December 31, 2010
Senior Secured Notes (9.5%)	$375,000	$—
Senior Unsecured Loan Facility (12.25%)	122,782	—
ABL Credit Facility	10,206	—
First Lien Credit Agreement:
Cash Pay loans	—	258,335
PIK loans	—	244,834
	$507,988	$503,169

On March 18, 2011, Euramax International, Inc. (“Euramax”), a wholly owned subsidiary of the Company, issued $375 million of Senior Secured Notes (the “Notes”) in a private placement exempt from registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). Concurrent with the issuance of the Notes, the Company entered into a new senior unsecured loan facility (the “Senior Unsecured Loan Facility”) with an aggregate principal amount of $125 million. The Company also entered into an Amended and Restated Senior Secured Revolving Credit and Guaranty Agreement (the “ABL Credit Facility”), which provided revolving credit financing of up to $70 million and extended the maturity from June 23, 2012 to September 18, 2015.

Prior to the issuance of the Notes and the Senior Unsecured Loan Facility, the Company had outstanding obligations of approximately $514.7 million under the First Lien Credit Agreement. Proceeds from the $375 million offering of Notes were used to pay lenders under the First Lien Credit Agreement. Additionally, certain existing lenders exchanged approximately $102.7 million of existing loans under the First Lien Credit Agreement and cash of $19.8 million for the $125 million of loans under the new Senior Unsecured Loan Facility, which were issued at 98% of par. Cash proceeds along with borrowings under the Company's ABL Credit Facility were used to re-pay the remaining outstanding amounts due under the First Lien Credit Agreement and expenses related to the refinancing. The difference between the consideration received and the aggregate face amount of the Senior Unsecured Loan Facility ($2.2 million) is being amortized and recorded in interest expense using the effective interest rate method over the term of the Senior Unsecured Loan Facility.

The Company recognized a loss of approximately $1.5 million on the extinguishment of the First Lien Credit Agreement. This loss is primarily comprised of the write-off of previously capitalized deferred debt issuance costs and is recorded in other income (loss). Deferred debt issuance costs, related to outstanding obligations under the First Lien Credit Agreement which were exchanged for amounts under the Senior Unsecured Loan Facility, are being amortized to interest expense over the term of the

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

7.     Long-Term Debt (Continued)

new Senior Unsecured Loan Facility using the effective interest rate method. Direct and incremental debt issuance costs related to the Senior Unsecured Notes, Senior Unsecured Credit Facility, and ABL Credit Facility, including legal fees, printing costs and bank fees totaled approximately $10.6 million and have been capitalized and reported as deferred financing costs within other assets. These costs are being amortized and recorded in interest expense using the effective interest rate method over the term of the applicable agreement.

Senior Secured Notes
Euramax issued an aggregate principal amount of $375 million of 9.50% Senior Secured Notes due 2016. The Notes were issued at par in a private placement exempt from registration requirements under the Securities Act. The Notes were issued pursuant to an indenture, or the Indenture, dated March 18, 2011, among Euramax, the Company, and certain of its domestic subsidiaries as guarantors, and Wells Fargo Bank, National Association, the Trustee. Substantially all of Euramax's U.S. subsidiaries are guarantors of the Notes. The Notes bear interest at 9.50% per year and mature on April 1, 2016, unless earlier redeemed or repurchased by Euramax. Interest is payable semi-annually on April 1 and October 1 of each year, beginning on October 1, 2011.
The Notes may be redeemed at the option of Euramax, in whole or in part, under the conditions specified in the Indenture plus accrued and unpaid interest to the redemption date, at the following redemption prices if redeemed during the 12-month period beginning on April 1 of the years indicated:

Year	Percentage
2013	107.125%
2014	104.750%
2015 and thereafter	100.000%

Additionally at any time on or before April 1, 2013, Euramax may redeem the greater of (i) $37.5 million and (ii) up to 10% of the aggregate principal amount of the Notes at any time and from time to time, but not more than once in any twelve‑month period, at a price equal to 103% of the principal amount of the Notes redeemed and accrued and unpaid interest, if any, to the date of redemption; up to 35% of the aggregate principal amount of the Notes issued with the net proceeds of certain equity offerings at a price equal to 109.50% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption; or Euramax may, on any one or more occasions, redeem all or a part of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus the Applicable Premium (as defined in the Indenture) and accrued and unpaid interest, if any, to the date of redemption.
The Indenture contains restrictive covenants that limit, among other things, the ability of Euramax and certain of its subsidiaries to incur additional indebtedness, pay dividends and make certain distributions, make other restricted payments, make investments, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates, in each case, subject to exclusions, and other customary covenants. These limitations also prohibit Euramax's ability to transfer cash or assets to Euramax Holdings, whether by dividend, loan or otherwise. The Indenture also contains customary events of default. If Euramax undergoes a change of control (as defined in the Indenture), Euramax will be required to make an offer to repurchase the Notes at 101% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption.
In connection with the sale of the Notes, Euramax, the guarantors and the initial purchasers entered into a registration rights agreement. Pursuant to the registration rights agreement, Euramax and the guarantors agreed to file a registration statement with the Securities and Exchange Commission with respect to publicly registered Notes having identical terms to the outstanding Notes. The Company completed an effective registration of the Notes with the Securities and Exchange Commission on December 22, 2011. An exchange offer was launched December 23, 2011 for the holders of the outstanding Notes to exchange their Notes for the exchange notes. The exchange offer was completed on January 26, 2012 with 100% of the $375 million 9.50% Senior Secured Notes due 2016 tendered in the exchange offer.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

7.     Long-Term Debt (Continued)

ABL Credit Facility
On March 18, 2011, the Company, Euramax, and certain of its domestic subsidiaries, entered into the Amended and Restated Senior Secured Revolving Credit and Guaranty Agreement referred to as the ABL Credit Facility, with various lenders, Regions Bank, as Collateral and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, and Regions Business Capital, as Sole Lead Arranger and Bookrunner. The ABL Credit Facility provides for revolving credit financing of up to $70.0 million, subject to borrowing base availability. At December 30, 2011, $46.9 million was available to be drawn on the ABL Facility. The ABL Credit Facility matures on September 18, 2015.
Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus an applicable margin or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Regions Bank as its “prime rate” for commercial loans, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR plus 1.00%, plus an applicable margin. The applicable margin is dependent upon the type of borrowings the Company has made under the ABL Credit Facility. At December 30, 2011, the applicable margins were 2.50% and 1.50% for LIBOR and Base Rate borrowings, respectively. The applicable margins are subject to Euramax's corporate credit rating as determined from time to time by Standard and Poor's and Moody's Investors Service and range from 2.00% to 2.75% for LIBOR borrowings and 1.00% to 1.75% for Base Rate borrowings. The weighted average interest rate, including the applicable margin payable on outstanding borrowings under the ABL Credit Facility, at December 30, 2011 was 2.78%. The ABL Credit Facility requires the Company to pay a commitment fee ranging from 0.375% to 0.5%, based on the unutilized commitments. The Company is also required to pay customary letter of credit fees, including, without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.
All obligations under the ABL Credit Facility are unconditionally guaranteed by the Company and substantially all of Euramax's existing and future direct and indirect, wholly owned domestic restricted subsidiaries which are not borrowers. All obligations under the ABL Credit Facility are secured, subject to certain exceptions, by a first‑priority security interest in Euramax's and the Guarantors' inventory and accounts receivable and related assets, referred to as the ABL Collateral, and a junior‑priority security interest in (i) substantially all of Euramax's and the Guarantors' assets (other than inventory and accounts receivable and related assets, which assets secure the ABL Credit Facility on a first priority basis) and (ii) all of Euramax's capital stock and the capital stock of each material domestic restricted subsidiary owned by Euramax or a Guarantor and 65% of the voting capital stock and 100% of any non-voting capital stock of foreign restricted subsidiaries directly owned by Euramax or a Guarantor, which we refer to collectively as the Notes Collateral.
The ABL Credit Facility contains affirmative and negative covenants customary for this type of financing, including, but not limited to financial covenants requiring Euramax to meet a minimum consolidated fixed charge coverage ratio of at least 1.15 to 1.00 when excess availability is less than 15% of the lesser of the aggregate amount of commitments outstanding at such time and the borrowing base. As of December 30, 2011, excess availability exceeded 15% of the borrowing base; therefore, Euramax was not required to meet the minimum consolidated fixed charge coverage ratio. Additionally, restrictive covenants limit the ability of the Company and certain of its subsidiaries to incur liens, incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, consolidate, merge or sell all or substantially all of their assets, pay dividends or make other distributions, make certain loans and investments, amend or otherwise alter the terms of documents related to certain of their indebtedness, enter into transactions with affiliates and prepay certain indebtedness, in each case, subject to exclusions, and other customary covenants.
Senior Unsecured Loan Facility
On March 3, 2011, the Company, Euramax and certain of its domestic subsidiaries, as guarantors, entered into a credit and guaranty agreement for a new senior unsecured loan facility (the “Senior Unsecured Loan Facility”) in the aggregate principal amount of $125.0 million. Proceeds from the Senior Unsecured Loan Facility were borrowed on March 18, 2011 and will mature on October 1, 2016. Loans under the Senior Unsecured Loan Facility bear interest at 12.25% per year in the event no election is made to pay interest in kind (PIK) by increasing the principal amount of the notes, and 14.25% per annum in the event a PIK election is made. The Company may make a PIK election for up to six quarters during the term of the Senior Unsecured Loan Facility. The interest rate on outstanding borrowings under the Senior Unsecured Loan Facility at December 30, 2011 was 12.25%, as the Company has not made a PIK election.
The Senior Unsecured Loan Facility may not be voluntarily prepaid before March 18, 2013. Thereafter, Euramax may

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

7.     Long-Term Debt (Continued)

prepay outstanding amounts under the Senior Unsecured Loan Facility, in whole or in part, at the prices (expressed as percentages of the loans) set forth below:

Prepayment Date	Percentage
On or after the second anniversary of the closing but prior to the third anniversary thereof	103%
On or after the third anniversary of the closing but prior to the fourth anniversary thereof	102%
On or after the fourth anniversary of the closing	100%

Additionally, at any time before March 18, 2013, Euramax may on one or more occasions prepay up to 35% of the aggregate principal amount of the loans outstanding on the closing date at 112.25%, plus accrued and unpaid interest. Upon a change of control, Euramax may be required to purchase all or a portion of the Senior Unsecured Loan Facility at a price equal to 101% of the principal amount plus accrued and unpaid interest. All obligations under the Senior Unsecured Loan Facility are unconditionally guaranteed by the Company and substantially all of Euramax's existing and future direct and indirect wholly‑owned domestic material restricted subsidiaries.

The Senior Unsecured Loan Facility contains restrictive covenants that limit, among other things, the ability of Euramax and certain of its subsidiaries to incur additional indebtedness, pay dividends and make certain distributions, make other restricted payments, make investments, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates, in each case, subject to exclusions, and other customary covenants. The Senior Unsecured Loan Facility also contains customary events of default.

The Senior Unsecured Loan Facility contains certain customary representations and warranties, affirmative covenants and events of default, including among other things, payment defaults, covenant defaults, cross‑defaults to certain indebtedness, certain events of bankruptcy, material judgments, and failure of any guaranty supporting the Senior Unsecured Loan Facility to be in force and effect in any material respect. If such an event of default occurs, the administrative agent would be entitled to take various actions, including the acceleration of amounts due under the Senior Unsecured Loan Facility and all actions permitted to be taken by an unsecured creditor.
The First Lien Credit Agreement

The Company's amended and restated first lien credit agreement, (the "First Lien Credit Facility") consisted of $525.3 million in term loans in the form of the Cash Pay Loan and the PIK Loan. The Cash Pay Loan and PIK Loan each included (i) a U.S. dollar term loan facility (the "U.S. Dollar Term Loan Facility") and (ii) Euro and British pound sterling term loan facilities (together the "European Term Loan Facility"). Euramax and Euramax International Holdings B.V. were the borrowers (collectively, the "U.S. Borrowers") under the U.S. Dollar Term Loan Facility. The Company's subsidiaries Euramax Holdings Limited, Euramax Europe B.V. and Euramax Netherlands B.V. were the borrowers (collectively, the "European Borrowers") under the European Term Loan Facility. Outstanding amounts under the First Lien Credit Facility totaling approximately $514.7 million were repaid in the first quarter of 2011 with the proceeds of the Notes and the Senior Unsecured Loan Facility. The First Lien Credit Facility was terminated in March 2011.

Term Loans under the First Lien Credit Facility bore interest at the greater of 3.00% or a reserve adjusted Eurodollar rate, plus an applicable margin. The applicable margin for the Cash Pay Loan was 7.00%. The applicable margin for the PIK Loan was 11.00% unless the Company elected, at least ten days prior to the expiration of an interest contract period, to pay interest applicable to the contract period. In such event, the applicable margin was 9.00%. At December 31, 2010, PIK Interest of $2.4 million was recorded as a long-term liability based upon the Company's ability and intent to capitalize such interest as part of the PIK Loan principal. The applicable interest rates for borrowings under the Cash Pay Loan and PIK Loan were 10% and 14%, respectively, as of December 31, 2010.

Debt Restructuring

On June 29, 2009, Euramax, its lenders, the Equity Sponsors and certain management shareholders agreed to a restructuring of indebtedness owed by the Company to lenders under the First and Second Lien Credit Agreements, the Equity Sponsor PIK Notes, and of amounts owed to counterparties to the Interest Rate Swaps (the Restructuring). See Note 8 for

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

7.     Long-Term Debt (Continued)

further discussion of the Interest Rate Swaps. Under the terms of the Restructuring, 100% of the Equity Sponsor PIK Notes consisting of principal and accrued interest of $195.4 million and $1.4 million, respectively, were cancelled. In addition, lenders cancelled 100% of amounts owed under the Second Lien Credit Agreement consisting of principal and accrued interest of $191 million and $12 million, respectively. In exchange, lenders under the Second Lien Credit Agreement received 100% of the issued and outstanding stock of the Company. Such stock was issued to lenders in proportion to their holdings of the Second Lien loans prior to the restructuring. As a result, the Company recorded the fair value of equity securities issued (less associated fees) together with the cancelled principal and accrued interest under the Equity Sponsor PIK notes as a credit to paid-in-capital and recognized a pretax extinguishment gain of $8.7 million on the exchange.

Also under the terms of the Restructuring, lenders under the First Lien Credit Agreement, together with counterparties to the Interest Rate Swaps, amended and restated the First Lien Credit Agreement to, among other items, split the sum of amounts owed under the First Lien secured revolving credit facility ($77.5 million), the U.S. Dollar Term Loan Facility ($304.8 million), the European Term Loan Facility ($109.3 million) and the Interest Rate Swaps ($18.9 million) into two components consisting of a cash pay portion (the Cash Pay Loan) and a payment-in-kind portion (the PIK Loan). Immediately following the Restructuring, principal balances owed under the Cash Pay Loan and PIK Loan were $261.2 million (including capitalized fees of $1.3 million) and $251.8 million (including accrued interest and capitalized fees of $14.9 million), respectively. On the Restructuring date, debt issuance costs of $2.5 million were capitalized in connection with the amendment and restatement of the First Lien Credit Agreement.

The Restructuring was preceded by a series of forbearance and limited waiver agreements in place from November 10, 2008 to the Restructuring date. Pursuant to the terms of these agreements, lenders under the First and Second Lien Credit Agreements and the Accounts Receivable Facility agreed to forbear from exercising rights and remedies, including accelerating repayment of the outstanding debt, with respect to named events of default primarily related to financial covenant compliance. The forbearance agreements contained, among other items, a minimum liquidity requirement and restrictions on distributions of cash. During the period of forbearance, the Company was restricted from borrowing under the First Lien Revolving Credit Facility. In 2009, interest expense of $5.5 million was recognized representing fees and expenses relating to obtaining forbearances.

8.	Financial Instruments

The Company is directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company's financial performance and are referred to as "market risks." The Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risk managed by the Company through the use of derivative instruments is foreign currency exchange rate risk. The Company does not enter into derivative contracts for trading purposes.
In 2011, the Company entered into forward contracts to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price to mitigate uncertainty and volatility, and to cover underlying exposures to certain payments in currencies other than the functional currency. The Company has not designated these contracts for hedge accounting treatment and, therefore, the gains and losses on these contracts are recorded in other income (loss). In fiscal year 2011, the Company recognized a gain of $0.6 million in Other loss (income) related to these forward contracts.
At December 30, 2011, all derivatives are carried at fair value in the consolidated balance sheets in the line item other assets. The Company has determined that the fair value of the foreign exchange contracts are level 2 measurements in the fair value heirarchy. To measure the fair value of the foreign exchange contracts the Company obtained quotations from financial institutions. Derivatives totaling approximately $0.6 million are carried at fair value in the consolidated balance sheets in the line items prepaid expenses and other assets or accounts payable and accrued expenses, as applicable. The total notional value of derivatives related to foreign exchange contracts of this type as of December 30, 2011 totaled approximately $9.7 million. As of December 31, 2010 and December 25, 2009, the Company had no outstanding derivative financial instruments which required fair value measurements.
Historically, the Company has entered into interest rate agreements with major financial institutions to reduce the impact of interest rate fluctuations related to debt payments. In October 2005, the Company entered into four interest rate swaps (the Interest Rate Swaps), whereby the Company paid its counterparties a fixed interest rate of 4.623% on a notional amount of $375.0 million. In exchange, the Company received payments equal to a floating interest rate of three-month U.S. Dollar LIBOR on an equivalent notional amount. The Interest Rate Swaps were initially designated as cash flow hedges that

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

8.     Financial Instruments (Continued)

effectively converted a portion of the Company's U.S. Dollar floating rate debt into fixed rate debt. The effectiveness of the Interest Rate Swaps was assessed using the hypothetical derivative method. During 2008, amendments to the First and Second Lien Credit Agreements resulted in the Interest Rate Swaps no longer qualifying as cash flow hedges. After ceasing to qualify for hedge accounting, changes in the fair value of the Interest Rate Swaps were recorded as a gain or loss in other (income) expense. In June 2009, as part of the Restructuring discussed in Note 7, the Interest Rate Swaps were terminated. The fair value (a liability of approximately $18.9 million) of the Interest Rate Swaps at the time of termination was added to the outstanding balance of the First Lien Term Loans. To measure the fair value of the Interest Rate Swaps, the Company obtained quotations from financial institutions including the swap counterparties, a Level 2 measurement in the fair value hierarchy. Such quotations were corroborated and compared to the Company's valuation determined through a discounted, estimated future cash flow methodology.

The following tables summarize the effect of the Company's derivative instruments on the Consolidated Statements of Operations for the years ended December 30, 2011, December 31, 2010, and December 25, 2009:

	Amount of Pretax Loss Recognized in Accumulated OCI
	Year Ended December 30, 2011	Year Ended December 31, 2010	Year Ended December 25, 2009
Derivatives previously designated as cash flow hedging instruments
Interest rate swap agreements	$—	$—	$4,287

	Location of Loss Reclassified from Accumulated OCI into Earnings	Amount of Pretax Loss Reclassified from Accumulated OCI into Earnings
		Year Ended December 30, 2011	Year Ended December 31, 2010	Year Ended December 25, 2009
Derivatives designated as cash flow hedging instruments
Interest rate swap agreements	Interest expense	$—	$4,287	$4,495

		Amount of Pretax Loss, Recognized in Earnings
	Location of Loss	Year Ended December 30, 2011	Year Ended December 31, 2010	Year Ended December 25, 2009
Derivatives not designated as hedging instruments
Interest rate swap agreements	Other loss (income)	$—	$—	$4,073
Foreign exchange contracts	Other loss (income)	(613)	—	—
		$(613)	$—	$4,073

Pretax losses on derivatives previously designated as cash flow hedging instruments were reclassified from accumulated OCI to earnings totaling $4,287 and $4,495 in 2010 and 2009, respectively. As of December 31, 2010, all pretax losses recognized in OCI had been fully amortized into earnings.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

8.     Financial Instruments (Continued)

The following table summarizes activity in OCI related to derivatives held by the Company.

	Pre-Tax Gains (Losses)	Income Tax	After-Tax Gains (Losses)
Accumulated derivative net losses at December 26, 2008	$(8,782)	$2,847	$(5,935)
Year ended December 25, 2009
Net loss reclassified from OCI into earnings	4,495	(1,464)	3,031
Accumulated derivative net losses at December 25, 2009	(4,287)	1,383	(2,904)
Year ended December 31, 2010
Net loss reclassified from OCI into earnings	4,287	(1,383)	2,904
Accumulated derivative net losses at December 31, 2010	$—	$—	$—

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The fair value of these financial instruments approximates their carrying values at December 30, 2011, December 31, 2010, and December 25, 2009. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit; however, the Company believes that its credit risk exposure is not significant due to the high credit quality of the institutions. The Company routinely assesses the financial strength of its customers, monitors past due balances based on contractual terms, and generally does not require collateral. The Company provides for doubtful accounts based on historical experience and when current market conditions indicate that collection of an amount is doubtful. The Company has a concentration of credit risk with customers in the U.S. home improvement retail, U.S. and European RV, U.S. and European commercial construction and U.S. home improvement contractor industries.

9.	Common Stock

The Company has authorized 1,200,000 shares consisting of 600,000 shares of Class A voting common stock, par value of one dollar ($1.00) per share, and 600,000 shares of Class B convertible restricted voting common stock, par value of one dollar ($1.00) per share. As part of the restructuring of indebtedness owed by the Company to lenders under the First and Second Lien Credit Agreements, lenders cancelled 100% of amounts owed under the second lien credit agreement in exchange for 100% of the Company's issued and outstanding common stock. Common stock was issued to lenders in proportion to their holdings of the second lien loans prior to the restructuring. As of December 30, 2011, the Company had 185,388 issued and outstanding shares of common stock with a par value of one dollar ($1.00) per share. Except with respect to voting rights, all shares of Class A and Class B convertible restricted voting common stock are identical in all respects and entitle the holder thereof to the same rights, preferences and privileges, and are subject to the same qualifications, limitations and restrictions, all as described in the Company's Certificate of Incorporation. The senior secured credit facility contains certain restrictions on the payment of cash dividends.

The holders of Class A common stock are entitled to one vote per share on all matters voted on by the Company's stockholders, and the holders of Class B convertible restricted voting common stock are generally entitled to one vote per ten (10) shares held on any matters to be voted on by the Company's stockholders, with exceptions as noted in the Company's Certificate of Incorporation. In addition, each share of Class B convertible common stock may be converted at any time into one share of Class A common stock at the option of the holder.

The Company is party to a stockholders agreement with the existing holders of its common stock. The stockholders agreement provides that stockholders holding a majority of the Company's outstanding stock must approve, among other things: (i) the Company's engagement in a public offering, (ii) amendment or restatement of the Company's charter or bylaws, (iii) any increase or decrease in the number of directors on the board and (iv) any actions, approval or agreement with respect to the foregoing provision. The agreement imposes transfer restrictions that control the manner in which the Company's stockholders may transfer their shares. The agreement also provides for preemptive rights. The preemptive rights do not apply in connection with a public offering.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

9.     Common Stock (Continued)

In addition, the Company is party to a registration rights agreement with its existing shareholders. Under the registration rights agreement, a stockholder who holds "registrable securities" may request that the Company register such securities through a demand registration or a piggyback registration. Registrable securities include the common stock delivered to the Company's stockholders in connection with the Restructuring (whether or not the common stock continues to be held by the stockholder who acquired the common stock in the Restructuring) and common stock issued to management under our Executive Incentive Plan.

10.	Stock Compensation

Employees of the Company have participated in various stock-based compensation plans. Stock options, restricted stock and restricted stock units have been granted under the plans. Participation in these plans is reflected as compensation to the Company's employees and is included in selling and general expenses in the accompanying consolidated financial statements. Compensation is recorded based upon the estimated fair value of the award on the date of grant and is recognized on a straight-line basis over the period that the award vests. Stock-based compensation on performance based awards is recognized only if the performance targets are achieved.

Stock Options

Prior to June 29, 2009, under various plans, the Company reserved 31,100 of its shares of common stock for issuance, as defined. During that period the Company granted options to purchase its common stock to selected officers and other key employees of the Company. Options granted consisted of options with service-based and performance-based vesting requirements. During 2009 the Company recognized approximately $2.2 million of stock compensation expense related to outstanding options, including amounts accelerated in 2009 as a result of the Restructuring, as discussed below.

Options were granted with an exercise price equal to the estimated fair value of the Company's common stock on the grant date, vested in increments over a period of up to five years based on continued employment and had 10-year contractual terms. Options with performance vesting conditions vested based on continued employment and were subject to the achievement of specified performance targets.

All outstanding options were canceled as a result of the Restructuring as described in Note 7. This cancellation required the recognition of compensation expense of approximately $1.6 million, in 2009, for the remaining amount of unrecognized compensation. The fair value of each option award was estimated on the date of grant using a Black-Scholes-Merton option-pricing model. There were no options granted or exercised during the year ended December 25, 2009.

Restricted Stock Awards and Restricted Stock Units

Effective September 24, 2009, the Company adopted the Euramax Holdings, Inc. Executive Incentive Plan (the Plan). Under the Plan, the Company reserved 21,737 restricted shares of Class A Common Stock for issuance to selected officers, directors and other key employees. To the extent that shares issued under the plan are forfeited or the award terminates, such shares may be reissued under the plan. The plan terminates on September 23, 2019.

A summary of changes in unvested shares of restricted stock for the year ended December 30, 2011 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	14,075	$647
Granted	1,450	577
Vested	(4,562)	649
Forfeited	(1,138)	644
Outstanding at December 30, 2011	9,825	$636

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

10.     Stock Compensation (Continued)

During 2011, the Company granted 750 shares of restricted stock awards and 700 shares of restricted stock units of Class A Common Stock to employees under the plan. During 2010, the Company granted 1,500 shares of restricted stock awards and 500 shares of restricted stock units. The restricted stock awards and restricted stock units vest ratably over four years based upon continued employment or immediately upon a change in control or termination of employment by reason of death or disability. Restricted stock units are required to be settled by issuance of shares of the Company's common stock. Shares issued pursuant to the plan are subject to a stockholders agreement (the Stockholders Agreement) entered into in connection with the Restructuring. The Stockholders Agreement contains certain restrictions on the ability of stockholders to transfer common stock of the Company. The Stockholder Agreement also provides stockholders with customary tag-along rights and drag-along rights with respect to certain transfers of stock or equity securities of the Company and customary preemptive rights in connection with the issuance of common stock or equity securities by the Company.

The fair value of restricted stock awards and restricted stock units was estimated on the date of grant based on the estimated fair value of the Company's Class A common stock determined using an income and market valuation analysis. The weighted average grant date fair value of the 2011 and 2010 grants were $577 and $608 per share, respectively. During 2011, 2010, and 2009 the Company recognized expense of approximately $3.0 million, $2.3 million, and $0.6 million related to restricted stock awards and restricted stock units within Selling and general costs.

Determining the fair value of the Company's common stock requires making complex and subjective judgments. Accordingly, the Company performed valuations using an income and market approach for grants made during 2011 and 2010. The Company's income approach to valuation is based on a discounted future cash flow approach that uses its estimates of revenue, driven by assumed market growth rates, and estimated costs as well as appropriate discount rates. The Company's revenue forecasts are based on expected annual growth rates and other assumptions that are consistent with the plans and estimates the Company uses to manage the business. The Company applied discount rates of 11.0% and 13.5% in 2011 and 2010, respectively, to calculate the present value of its future cash flows, which was determined using the Capital Asset Pricing Model. The Company also applied a 25% lack of marketability discount, which accounts for the fact that private companies are less liquid than similar public companies, and a 20% minority interest discount. These discounts were estimated based on comparable market transactions and other analyses.

As of December 30, 2011, the Company had approximately $5.2 million of unrecognized compensation cost related to stock-based compensation arrangements granted under the Plan. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of approximately 2.0 years.

11.	Income Taxes

The provision/(benefit) for income taxes is comprised of the following:

	Year Ended
	December 30, 2011	December 31, 2010	December 25, 2009
Current:
U.S. Federal	$(116)	$(2,673)	$(12,454)
Foreign	1,913	4,997	(1,712)
State	715	949	3,211
	2,512	3,273	(10,955)
Deferred:
U.S. Federal	2,014	(12,135)	10,125
Foreign	(812)	(3,823)	(4,810)
State	(399)	(1,776)	4,343
	803	(17,734)	9,658
	$3,315	$(14,461)	$(1,297)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

11. Income Taxes (Continued)

The U.S. and foreign components of loss from continuing operations before income taxes are as follows:

	Year Ended
	December 30, 2011	December 31, 2010	December 25, 2009
U.S.	$(55,991)	$(52,119)	$(71,911)
Foreign	(3,411)	(730)	(13,684)
	$(59,402)	$(52,849)	$(85,595)

Reconciliation of the differences between income taxes computed at the U.S. Federal statutory tax rate and the Company's income tax benefit follows:

	Year Ended
	December 30, 2011	December 31, 2010	December 25, 2009
Tax benefit at U.S. Federal statutory rate	$(20,791)	$(18,497)	$(29,958)
State income taxes, net of U.S. Federal income tax benefit	205	(729)	3,907
Earnings taxed at rates different than the U.S. federal statutory rate	(6,049)	(185)	1,844
Impact of non-deductible interest	—	1,885	812
Changes in enacted tax rates	135	(101)	(15)
Impacts of the Restructuring	—	—	22,194
Implementation of tax planning strategies	—	(8,494)	—
Change in valuation allowances	24,689	4,075	3,979
Impact of changes in uncertain tax positions	938	(2,442)	(9,053)
Foreign dividends	2,889	8,040	3,838
Other, net	1,299	1,987	1,155
	$3,315	$(14,461)	$(1,297)

The impact of restructuring in 2009 (see Note 7) created cancellation of indebtedness income (CODI). For tax purposes, CODI may be included in current year taxable income, deferred and reported in taxable income in future years, reduce certain tax attributes, or be altogether removed from taxable income in current and future years ("Black Hole" CODI). CODI is excluded from taxable income when the debtor is insolvent, but only to the extent of the debtor's insolvency. The Company had excludable CODI, which is Black Hole CODI or reduced consolidated tax attributes. The amount of CODI approximated $172 million, $69 million of which is Black Hole CODI and $103 million of which reduced certain tax attributes. All impacts from CODI were considered in the 2009 tax benefit recorded by the Company.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

11. Income Taxes (Continued)

At December 30, 2011 and December 30, 2010, the combined tax-effected temporary differences are as follows:

	Asset (Liability)
	December 30, 2011	December 31, 2010
Accrued expenses	$987	$3,330
Accounts receivable	1,444	2,018
Inventories	(80)	(166)
Other	2,654	2,675
Valuation allowance	(3,990)	(2,994)
Current, net	1,015	4,863
Property, plant, and equipment	(26,141)	(28,828)
Customer relationships	(26,997)	(30,914)
Net operating losses	62,150	30,759
Other liabilities	3,676	14,337
Other	8,150	4,591
Valuation allowance	(42,333)	(17,033)
Noncurrent, net	(21,495)	(27,088)
Total, net	$(20,480)	$(22,225)

Deferred taxes have not been provided on the undistributed earnings of foreign subsidiaries, which are considered to be permanently invested. It should be noted, however, that U.S. incremental tax has been provided on undistributed earnings because of certain U.S. deemed dividend inclusion rules. The Company has U.S. federal, U.S. state and foreign NOL carryforwards totaling approximately $117.1 million, $541.8 million and $19.5 million, respectively, which expire between 2012 and 2032. The Company's valuation allowance was $46.3 million and $20.0 million as of December 30, 2011 and December 31, 2010, respectively. All domestic NOLs and other operating loss carryforwards are potentially subject to certain statutory limitations on future use.

A reconciliation of the beginning and ending amount of world-wide valuation allowances is as follows:

	2011	2010	2009
Balance, beginning of year	$(20,027)	$(26,297)	$(33,025)
Additions	(26,296)	(5,008)	(4,173)
Reductions	—	11,278	10,901
Balance, end of year	$(46,323)	$(20,027)	$(26,297)

In 2009, 2010 and 2011, the Company recorded valuation allowances against certain of its deferred tax assets subsequent to analyzing recoverability of its net asset. The Company analyzed the four sources of taxable income described in ASC 740 and determined that a valuation allowance is required to reduce a portion of its U.S. and foreign deferred tax assets, as it is more likely than not that some portion of the deferred tax assets will not be realized. In 2009, in connection with the Restructuring, the Company relieved a portion of its valuation allowance associated with the loss of certain tax attributes.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

11. Income Taxes (Continued)

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2011	2010	2009
Balance, beginning of year	$(17,368)	$(24,028)	$(58,904)
Additions for tax positions of current year	(2,067)	—	—
Additions for tax positions of prior years	(466)	—	—
Reductions for tax positions of current year	8,506	6,660	34,876
Balance, end of year	$(11,395)	$(17,368)	$(24,028)

On December 30, 2011 and December 31, 2010, the gross amount of unrecognized tax benefits was $11.4 million and $17.4 million, respectively, exclusive of interest and penalties. As of December 30, 2011 and December 31, 2010, if we were to prevail on all unrecognized tax benefits, $11.4 million and $8.9 million, respectively, would have benefited the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. The Company had approximately $2.9 million, $2.4 million and $5.2 million in interest accrued at December 30, 2011, December 30, 2010 and December 25, 2009, respectively. Interest and penalties recognized in 2011 and 2009 were approximately $(0.4) million and $0.6 million, respectively. No interest and penalties were recognized in 2010.

The Company's 2008 - 2009 French income tax returns are currently under examination by tax authorities. The Company expects the examination to end by December 28, 2012. The Company believes that unrecognized tax benefits related to these returns could decrease by $0.5 million within the next 12 months.

The Company anticipates no single tax position will generate a significant increase or decrease in the liability for unrecognized tax benefits within 12 months of this reporting date. The Company files income tax returns in the U.S. federal and state and local jurisdictions, and in the U.K. Canada, the Netherlands, and France. Under the generally accepted statute of limitation rules, the Company is not subject to changes in income taxes by any taxing jurisdiction for years prior to 2005.

12.	Other Comprehensive Income

Accumulated other comprehensive income (loss) balances were as follows:

	December 30, 2011	December 31, 2010
Foreign currency translation adjustment	$20,016	$17,636
Pension liability adjustments, net of tax	(10,244)	(4,407)
Accumulated other comprehensive income	$9,772	$13,229

There were no tax effects related to the foreign currency translation adjustment component of accumulated other comprehensive income (loss) for any period presented as the earnings of the subsidiaries are considered to be permanently invested. The tax effects related to the pension liability adjustments component of accumulated other comprehensive income (loss) were a benefit of $1.1 million and $1.2 million as of December 30, 2011 and December 31, 2010, respectively.

13.	Employee Benefit Plans

Retirement Plans

Defined Benefit

The Company maintains a non-contributory defined benefit pension plan covering substantially all U.S. hourly employees

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

13. Employee Benefit Plans (Continued)

(the U.S. Plan). In addition, the employees at Euramax Coated Products Limited and Ellbee Limited participate in a single employer pension plan (the UK Plan). The measurement date for the U.S. and UK plans is the last day of the fiscal year. The Company curtailed the accrual of participant benefits provided under the UK Plan effective March 31, 2009. This curtailment did not affect the timing for the payment of benefits earned under the UK Plan through the curtailment date. In January 2010, the Company's board of directors approved a motion to freeze future benefit accruals under the U.S. Pension Plan. The impact on the Company's projected benefit obligation was not significant.

The following table sets forth the reconciliations of the change in projected benefit obligations and plan assets, the funded status of the Company's defined benefit plans and the amounts recognized in the Company's consolidated balance sheets:

	Year Ended
	December 30, 2011		December 31, 2010
	US	UK	US	UK
Change in benefit obligation:
Projected benefit obligation at beginning of year	$9,258	$43,685	$8,409	$46,885
Service cost	59	—	327	—
Interest cost	510	2,381	526	2,544
Actuarial loss (gain)	2,205	1,639	186	(3,099)
Benefits paid	(254)	(1,782)	(190)	(1,553)
Currency translation adjustment	—	(228)	—	(1,092)
Projected benefit obligation at end of year	11,778	45,695	9,258	43,685
Accumulated benefit obligation at end of year	11,778	45,695	9,258	43,685
Change in plan assets:
Fair value of plan assets at beginning of year	6,956	26,682	5,358	25,565
Actual gain (loss) on plan assets	312	(1,807)	583	1,345
Expected return on assets	—	1,847	—	1,709
Employer contributions	182	1,251	1,205	185
Administrative Expenses	(11)	—	—	—
Benefits paid	(254)	(1,782)	(190)	(1,553)
Currency translation adjustment	—	(82)	—	(569)
Fair value of plan assets at end of year	7,185	26,109	6,956	26,682
Funded status	$(4,593)	$(19,586)	$(2,302)	$(17,003)
Amounts recognized in the consolidated balance sheets	—	—	—	—
Other liabilities	$(4,593)	$(19,586)	$(2,302)	$(17,003)

Pretax amounts in accumulated other comprehensive income not yet recognized as components of net periodic pension cost are as follows:

	December 30, 2011	December 31, 2010
Net actuarial loss	$11,255	$5,229
Net amounts recognized in balance sheets	$11,255	$5,229

Amounts in accumulated other comprehensive income expected to be recognized as components of net periodic pension costs in 2012 are not significant.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

13. Employee Benefit Plans (Continued)

Pre-tax amounts recognized in other comprehensive income consist of the following:

	Year Ended
	December 30, 2011		December 31, 2010		December 25, 2009
	US	UK	US	UK	US	UK
Net actuarial (gain) loss	$2,448	$3,300	$100	$(4,444)	$(340)	$5,522
Effect of curtailment	—	—	(29)	—	—	(1,109)
Amortization of actuarial loss	(43)	—	(34)	(306)	(117)	—
Amortization of prior service cost	—	—	(1)	—	(3)	(39)
Adjustment (currency (gain)/loss)	—	25	—	—	—	—
Total recognized in other comprehensive income	$2,405	$3,325	$36	$(4,750)	$(460)	$4,374

The Company expects to contribute approximately $0.2 million and $1.2 million to its U.S. and U.K plans, respectively, during fiscal 2012.

Weighted average assumptions used in computing the benefit obligations are as follows:

	December 30, 2011		December 31, 2010
	US	UK	US	UK
Weighted-average assumptions
Discount rate	4.40%	4.90%	5.57%	5.40%

Weighted average assumptions used in computing net periodic pension cost are as follows:

	Year Ended
	December 30, 2011		December 31, 2010		December 25, 2009
	US	UK	US	UK	US	UK
Weighted-average assumptions
Discount rate	5.57%	5.40%	6.10%	5.66%	6.00%	6.43%
Rate of compensation increases	—	—	—	—	—	4.00%
Expected long-term rate of return on plan assets	8.00%	6.78%	8.00%	7.00%	8.00%	6.87%

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

13. Employee Benefit Plans (Continued)

Net periodic pension cost for the plans includes the following components:

	Year Ended
	December 30, 2011		December 31, 2010		December 25, 2009
	US	UK	US	UK	US	UK
Components of net periodic pension cost
Service cost	$59	$—	$327	$—	$575	$150
Interest cost	510	2,381	526	2,544	459	2,430
Expected return on assets	(555)	(1,847)	(498)	(1,709)	(367)	(1,507)
Amortization of actuarial (gain) loss	43	—	34	306	117	39
Amortization of prior service cost	—	—	1	—	3	—
Effect of curtailment	—	—	29	—	—	—
Total Company defined benefit plan expense	57	534	419	1,141	787	1,112
Multi-employer benefit expense	1,247	—	1,145	—	990	—
Multi-employer pension withdrawal penalty	1,200	—	—	—	—	—
Net periodic pension cost	$2,504	$534	$1,564	$1,141	$1,777	$1,112

The following table sets forth the actual asset allocation for the plans as of December 30, 2011, December 31, 2010, and December 25, 2009 and the target asset allocation for the plans:

	December 30, 2011		December 31, 2010		December 25, 2009		Target
	US	UK	US	UK	US	UK	US	UK
Equity securities	42%	62%	50%	67%	52%	66%	60%	65%
Debt securities	23%	37%	27%	32%	32%	33%	37%	35%
Cash and cash equivalents	27%	1%	23%	1%	16%	1%	3%	—
Mutual funds	8%	—	—	—	—	—	—	—

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

The investment strategy of the plans is to ensure, over the long-term life of the plan, an adequate pool of assets along with contributions by the Company to support the benefit obligations to participants, retirees, and beneficiaries. The Company desires to achieve market returns consistent with a prudent level of diversification. All investments are made solely in the interest of each plan's participants and beneficiaries for the exclusive purposes of providing benefits to such participants and their beneficiaries and defraying the expenses related to administering the plan. The target allocation of all assets is to reflect proper diversification in order to reduce the potential of a single security or single sector of securities having a disproportionate impact on the portfolio. The Company utilizes an outside investment consultant and investment manager to implement its investment strategy. Plan assets are generally invested in liquid funds that are selected to track broad market equity and bond indices. Investment performance of plan assets is reviewed semi-annually and the investment objectives are evaluated over rolling four year time periods.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

13. Employee Benefit Plans (Continued)

The following table presents the fair value of the U.S. Plan pension assets classified under the appropriate level of fair value hierarchy as of December 30, 2011 and December 31, 2010:

	December 30, 2011				December 31, 2010
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$1,919	$—	$—	$1,919	$1,591	$—	$—	$1,591
Equity securities(b)	—	3,028	—	3,028	—	3,488	—	3,488
Debt securities(c)	1,653	—	—	1,653	1,877	—	—	1,877
Mutual funds (d)	—	585	—	585	—	—	—	—
	$3,572	$3,613	$—	$7,185	$3,468	$3,488	$—	$6,956

(a)	Money market fund invested in cash equivalents and short-term marketable securities.

(b)	Commingled funds representing pooled institutional investments in equity securities.

(c)	Mutual fund invested in fixed income securities.

(d)	Mutual funds represent investments comprised of a combination of equity securities and fixed income securities.

The following table presents the fair value of the U.K. Plan pension assets classified under the appropriate level of fair value hierarchy as of December 30, 2011 and December 31, 2010:

	December 30, 2011				December 31, 2010
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(d)	$295	$—	$—	$295	$179	$—	$—	$179
Equity securities(e)	—	16,259	—	16,259	—	17,986	—	17,986
Debt securities(f)	—	9,555	—	9,555	—	8,517	—	8,517
	$295	$25,814	$—	$26,109	$179	$26,503	$—	$26,682

(d)	Cash held in bank accounts.

(e)	Mutual fund invested in equity securities.

(f)	Mutual fund invested in corporate and government fixed share securities.

Total benefit payments expected to be paid to participants from the plans are as follows:

	Expected Benefit Payments
	US	UK
2012	$213	$1,340
2013	250	1,441
2014	279	1,578
2015	320	1,669
2016	366	1,752
2017 - 2021	2,736	10,345

Multi-employer

Under three labor contracts, the Company makes payments based on hours worked into multi-employer pension trusts established for the benefit of certain collective bargaining employees in our Feasterville, Pennsylvania, Ivyland, Pennsylvania and Romeoville, Illinois locations. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

13. Employee Benefit Plans (Continued)

a.) Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
b.) If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
c.) If the Company chooses to stop participating in one of its multiemployer plans, it may be required to pay the plan an amount based on the underfunded status of the plan, referred to as withdrawal liability.
In the second quarter of 2011, the Company announced plans to move its operations in Romeoville, IL to its existing facility in Nappanee, IN. This move, intended to reduce fixed overhead costs, triggered an early withdrawal from the Central States, Southeast and Southwest Areas Pension Plan benefiting hourly employees at the Romeoville facility. As a result , the Company recorded a $1.2 million charge in its U.S. Residential Building Products segment for liabilities associated with this withdrawal. The liability represents the present value of estimated future payments for the Company's proportionate share of unfunded vested benefits under the multiemployer plan. The actual liability will not be known until the plan trustee completes a final assessment of the withdrawal liability. Total contributions to the Central States, Southeast and Southwest Areas Pension Plan were not significant in 2011, 2010, or 2009.
The company’s participation in these plans for the annual period ended December 30, 2011, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2011 and 2010 is for the plan’s year-end as of December 31, 2010 and December 31, 2009, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. This last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. The Company's contributions have not exceeded 5 percent of total plan contributions for the fiscal years 2011, 2010 or 2009.

		Pension Protection Act Zone Status			Company Contributions (in thousands)
									Expiration of Collective Bargaining Agreement
Plan Name	EIN/Pension Plan Number	2011	2010	FIP/RP Status Implemented	2011	2010	2009	Surcharge Imposed
Teamsters Pension Trust Fund of Philadelphia and Vicinity (1)	23-1511735/001	Yellow	Orange	Implemented	$211	$239	$183	No	12/31/2012
Warehouse Employees Local 169 and Employers Joint Pension Fund	23-6230368/001	Red	Red	Implemented	$1,036	$905	$807	Yes	12/31/2013
Total contributions					$1,247	$1,144	$990
(1) The Trustees of the Teamsters Pension Trust Fund of Philadelphia and Vicinity elected to apply the special amortization and special asset valuation provisions provided for under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (PRA 2010) for Plan Years beginning January 1, 2009 and later. The special amortization rule allows that portion of the plan’s experience loss attributable to net investment losses incurred in the year ended December 31, 2008 to be amortized over a 30-year period rather than a 15-year period. The special asset valuation rule allows the recognition of investment losses in the year ended December 31, 2008 to be spread over a 10-year period rather than a 5-year period.

Supplemental Executive Retirement Plan

The Company has a supplemental retirement plan for members of management. At December 30, 2011 and December 31, 2010 the accrued liability for future benefits under the plan was $0.5 and $0.4 million, respectively. This liability is recorded in other long-term liabilities in the Company's consolidated balance sheets. Benefits expense in 2011, 2010 and 2009 was not significant.

Defined Contribution

The Company maintains two defined contribution retirement and savings plans for U.S. employees, which allow the employees to contribute a percentage of their pretax and/or after-tax income in accordance with specified guidelines. The

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

13. Employee Benefit Plans (Continued)

Company matches a certain percentage of employee pre-tax contributions up to certain limits. Further, the plans provide for discretionary contributions by the Company based on years of service and age. The Company's expense in 2011 and 2010 was $0.6 and $0.5 million, respectively. The Company's expense in 2009 was not significant, as the Company did not match employee pre-tax contributions during 2009.

The Company also contributes to various defined contribution plans for European employees. Total contributions under these plans totaled $2.1 million in 2011, $1.3 million in 2010, and $1.6 million in 2009.

Incentive Plans

The Company has an incentive compensation plan that covers key employees. The costs of the plan are computed in accordance with a formula that incorporates EBITDA (as defined in the plan) and return on average net assets. Compensation expense recorded under the plan in 2011 was not significant. Compensation expense in 2010 and 2009 was $3.5 million and $2.9 million, respectively.

In May of 2011, the Company established the Phantom Stock Plan (“the Plan”) to provide a limited number of key employees a long term monetary incentive based on the financial condition and performance of the Company. The Plan allows for a maximum of 5,000 Phantom Shares, of which 4,393 units were granted during 2011. Under the Plan, participants are granted Phantom Shares which entitle the participant to receive payments in cash which are determined based on the Company's earnings and outstanding debt as of the measurement date, December 27, 2013. Payments are to be made in two equal installments as of the last day of the first quarter of 2014 and 2015, respectively. Participants must be employed on the date of payout to be eligible for cash reward. Total compensation expense recorded in fiscal year 2011 related to the Plan totaled approximately $1.3 million. The Company has recorded the associated liability within other liabilities.

14.	Commitments and Contingencies

Minimum commitments under long-term non-cancelable operating leases, principally for equipment and facilities at December 30, 2011, were as follows:

2012	$11,750
2013	5,092
2014	2,264
2015	1,140
2016	90
Thereafter	215
$20,551

Rent expense under operating leases amounted to $12.5 million, $14.2 million, and $15.1 million for the years 2011, 2010, and 2009, respectively.

Raw Material Commitments

The Company's primary raw materials are aluminum and steel coil. Because changes in aluminum and steel prices are generally passed through to customers, increases or decreases in aluminum and steel prices generally cause corresponding increases and decreases in reported net sales, causing fluctuations in reported revenues that are unrelated to the level of business activity. However, if the Company is unable to pass through aluminum and steel price changes to customers in the future, it could be materially adversely affected. Although the Company believes there is sufficient supply in the marketplace to competitively source all of its aluminum and steel needs without reliance on any particular supplier, any major disruption in the supply and/or price of aluminum and steel could have a material adverse effect on the Company's business and financial condition.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

14.     Commitments and Contingencies (Continued)

To ensure a margin on specific customer orders, the Company may commit to purchase aluminum ingot or coil at a fixed market price for future delivery. At December 30, 2011, such fixed price purchase commitments were approximately $20.7 million for 2012 sales. These contracts are for normal purchases and sales, and therefore are not required to be accounted for as derivatives.

Litigation

The Company is currently party to legal proceedings that have arisen in the ordinary course of business. The Company has and will continue to vigorously defend itself in these matters. It is the opinion of the Company's management, based upon information available at this time, that the expected outcome of all matters to which the Company is currently a party, would not reasonably be expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company taken as a whole.

Environmental Matters

The Company's operations are subject to federal, state, local and European environmental laws and regulations, including those concerning the management of pollution and hazardous substances.

In connection with the acquisition of the Company from Alumax Inc. (which was acquired by Aluminum Company of America in May 1998, and hereafter referred to as Alumax) on September 25, 1996, the Company was indemnified by Alumax for substantially all of its costs, if any, related to specifically identified environmental matters arising prior to the closing date of the acquisition during the period of time it was owned directly or indirectly by Alumax. Such indemnification includes costs that may ultimately be incurred to contribute to the remediation of eleven specified existing National Priorities List (NPL) sites for which the Company had been named a potentially responsible party under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as of the closing date of the acquisition from Alumax, as well as certain potential costs for nine sites to which the Company may have sent waste for disposal. The Company does not believe that it has any significant probable liability for environmental claims. Further, the Company believes it to be unlikely that the Company would be required to bear environmental costs in excess of its pro rata share of such costs as a potentially responsible party at any site. Any receivable for recoveries under the indemnification would be recorded separately from the corresponding liability when the environmental claim and related recovery is determined to be probable. In addition, the Company establishes reserves for remedial measures required from time to time at its own facilities. Management believes that the reasonably probable outcomes of these matters will not be material. The Company's reserves, expenditures, and expenses for all environmental exposures were not significant as of any of the dates or for any of periods presented.

Product Warranties

The Company provides warranties on certain products. The warranty periods differ depending on the product, but generally range from one year to limited lifetime warranties. The Company provides accruals for warranties based on historical experience and expectations of future occurrence. Changes in the product warranty accrual are summarized follows:

	Year Ended
	December 30, 2011	December 31, 2010	December 25, 2009
Balance, beginning of year	$5,561	$5,242	$5,323
Payments made or service provided	(4,340)	(3,225)	(3,451)
Warranty expense	3,445	3,671	3,329
Foreign currency translation	384	(127)	41
Balance, end of year	$5,050	$5,561	$5,242

Collective Bargaining

As of December 30, 2011, approximately 9% of the Company's labor force is represented by collective bargaining

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

14.     Commitments and Contingencies (Continued)

agreements and 28% of the labor force is represented by work councils. Additionally, as of December 30, 2011, none of the Company's labor force is working under an expired collective bargaining agreement that is being renegotiated. Less than 1% of the Company's labor force is covered by a collective bargaining agreement that will expire within one year.

15.	Related-Party Transactions

Goldman, Sachs & Co.

Prior to the Restructuring, as described in Note 7, affiliates of Goldman, Sachs & Co. controlled approximately 97% of all of the voting power of the outstanding equity securities of the Company. On June 29, 2009, the Equity Sponsors cancelled 100% of amounts owed under Equity Sponsor PIK Notes consisting of principal and accrued interest of $195.4 million and $1.4 million, respectively. The Company recognized interest expense of approximately $8.4 million in 2009 related to the Equity Sponsor PIK Notes.
Senior Unsecured Loan Facility

In March 2011, Euramax Holdings, Euramax International and certain of our domestic subsidiaries entered into the Senior Unsecured Loan Facility with investment funds affiliated with Highland Capital Management, L.P. and Levine Leichtman Capital Partners, as lenders. The amount outstanding under the Senior Unsecured Loan Facility as of the dates of this report, and the maximum amount outstanding during 2011, was $125 million. Total intercompany interest on the Senior Unsecured Loan Facility for 2011 totaled $12.2 million. For a description of the terms of the Senior Unsecured Loan Facility, refer to Note 7. Long-Term Debt.

16.	Segment Information

The Company manages its business and serves its customers through five reportable segments differentiated by product type and geography. The European Engineered Products segment consists of two operating segments that are below the required quantitative thresholds, and have been aggregated into one reporting segment. These reportable segments are as follows:

U.S. Residential Building Products—The U.S. Residential Building Products segment utilizes aluminum, steel, copper and vinyl to produce residential roof drainage products, including preformed gutters, downspouts, elbows, soffit, drip edge, fascia, flashing, snow guards and related accessories. These products are used primarily for the repair, replacement or enhancement of residential roof drainage systems. The Company sells these products to home improvement retailers, lumber yards, distributors and contractors from eight manufacturing and distribution facilities located in North America.

U.S. Non-Residential Building Products—The U.S. Non-Residential Building Products segment utilizes light gauge steel and aluminum coil to produce exterior building components, including roofing and siding panels, ridge caps, flashing, trim, soffit and other accessories. The Company sells these products to builders, contractors, lumber yards and home improvement retailers from 11 manufacturing and distribution facilities located in the U.S. These products are predominantly used in the construction of a wide variety of small scale non-residential, agricultural and industrial building types on either wood or metal frames.

U.S. RV and Specialty Building Products—The U.S. RV and Specialty Building Products segment utilizes various materials, including aluminum coil, steel coil and fiberglass to create exterior components for the towable RV, cargo trailer and manufactured housing markets. These products include sidewall components, siding and trim. The Company also produces specialty made-to-order vinyl replacement windows and aluminum patio and awning components sold primarily to home improvement contractors in the Western U.S. The Company's vinyl windows and patio and awning products are high-end replacement and remodel products that carry strong brand recognition in the regional markets where they are sold. This segment operates from 13 manufacturing and distribution facilities located in the U.S.

European Roll Coated Aluminum—The European Roll Coated Aluminum segment uses a roll coating process to apply paint to bare aluminum coil and, to a lesser extent, bare steel coil in order to produce specialty coated coil, which the Company also processes into specialty coated sheets and panels. The Company sells these products to building panel manufacturers, contractors and UK "holiday home," RV and transportation OEMs that sell to customers throughout Europe and in parts of Asia. The Company's customers use its specialty coated metal products to manufacture, among other things, RV sidewalls,

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

16.     Segment Information (Continued)

commercial roofing panels, interior ceiling panels and liner panels for shipping containers. The Company produces and distributes these roll coated products from one facility in the Netherlands and one facility in the UK.

European Engineered Products—The European Engineered Products segment utilizes aluminum and vinyl extrusions to produce residential windows, doors and shower enclosures. These products are sold to home improvement retailers, distributors and factory-built "holiday home" builders in the U.K. The Company also produces windows used in the operator compartments of heavy equipment, components sold to suppliers to automotive OEMs in Western Europe and RV doors. The Company produces and distributes these engineered products from two facilities in France and two facilities in the UK and has developed extensive in-house manufacturing capabilities, including powder coating, glass cutting, anodizing and glass toughening.

The accounting policies for segments are the same as those described in Note 2. The Company evaluates the performance of its segments and allocates resources to them based primarily on segment income or (loss) from operations. Expenses, income and assets that are not segment specific relate to holding company and business development activities conducted for the overall benefit of the Company and, accordingly, are not attributable to the Company's segments.

Effective starting the first quarter of 2011, the Company made certain changes to its methodology for allocating corporate costs incurred for the overall benefit of the Company. Management believes these changes result in a more appropriate measure of earnings (loss) at the segment level. As a result, prior period earnings (loss) from operations have been updated to reflect the change in the Company's allocation methodology.
The following table presents information about reported segments for the years ended December 30, 2011, December 31, 2010 and December 25, 2009.

	U.S. Residential Building Products	U.S. Non- Residential Building Products	U.S. RV and Specialty Building Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated		Eliminations	Consolidated
2011
Net sales:
Third party	$247,456	$211,809	$147,387	$243,497	$83,529	$—		$—	$933,678
Intersegment	1,177	147	2,168	553	—	—		(4,045)	—
Total net sales	$248,633	$211,956	$149,555	$244,050	$83,529	$—		$(4,045)	$933,678
Income (loss) from operations	$17,192	$5,121	$(7,988)	$13,619	$(2,055)	$(15,595)	17,192	$—	$10,294
Depreciation and amortization	$10,480	$3,713	$5,350	$10,790	$3,086	$3,775	10,480	$—	$37,194
Capital expenditures	$996	$893	$2,665	$2,144	$1,629	$1,824	996	$—	$10,151
Total assets	$159,097	$66,200	$71,840	$234,598	$63,643	$23,868	159,834	$—	$619,246

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

16.     Segment Information (Continued)

	U.S. Residential Building Products	U.S. Non- Residential Building Products	U.S. RV and Specialty Building Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
2010
Net sales:
Third party	$244,533	$203,326	$146,082	$210,534	$79,225	$—	$—	$883,700
Intersegment	1,317	132	1,988	1,030	—	—	(4,467)	—
Total net sales	$245,850	$203,458	$148,070	$211,564	$79,225	$—	$(4,467)	$883,700
Income (loss) from operations	$20,908	$(3,106)	$(670)	$17,331	$310	$(15,805)	$—	$18,968
Depreciation and amortization	$11,122	$3,932	$6,654	$10,848	$2,941	$3,203	$—	$38,700
Capital expenditures	$2,639	$1,138	$1,522	$2,126	$2,585	$2,155	$—	$12,165
Total assets	$174,839	$60,729	$73,726	$257,645	$67,877	$32,074	$—	$666,890

	U.S. Residential Building Products	U.S. Non- Residential Building Products	U.S. RV and Specialty Building Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
2009
Net sales:
Third party	$232,128	$211,927	$119,003	$180,208	$68,789	$—	$—	$812,055
Intersegment	1,207	411	1,375	430	—	—	(3,423)	—
Total net sales	$233,335	$212,338	$120,378	$180,638	$68,789	$—	$(3,423)	$812,055
Loss from operations	$29,668	$(86)	$(6,503)	$(2,667)	$(6,072)	$(25,757)	$—	$(11,417)
Depreciation and amortization	$12,011	$4,229	$5,633	$12,275	$2,454	$3,119	$—	$39,721
Capital expenditures	$755	$302	$257	$937	$1,111	$989	$—	$4,351
Total assets	$176,526	$67,491	$81,204	$285,099	$75,506	$72,800	$—	$758,626

Loss from operations for the year-ended December 25, 2009 included fixed asset impairment charges of approximately $3.5 million in the U.S. RV and Specialty Building Products Segment.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

16.     Segment Information (Continued)

The following table reflects revenues from external customers by markets for the periods indicated. Revenues from external customers by groups of similar products have not been provided as it is impracticable to do so.

Customer/Markets	Primary Products	Year Ended December 30, 2011	Year Ended December 31, 2010	Year Ended December 25, 2009
Original Equipment Manufacturers (OEMs)	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; RV doors, windows and roofing; and composite building panels	$240,769	$219,191	$177,318
Home Improvement Retailers	Rain carrying systems, roofing accessories, windows, doors and shower enclosures	201,107	192,307	193,336
Industrial and Architectural Contractors	Standing seam panels and siding and roofing accessories	171,259	158,315	152,249
Rural Contractors	Steel and aluminum roofing and siding	143,921	133,658	139,802
Distributors	Vinyl replacement windows; metal coils; rain carrying systems; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings	101,085	102,365	81,982
Home Improvement Contractors	Standing seam panels and siding and roofing accessories	38,227	41,858	36,844
Manufactured Housing	Steel siding and trim components	37,310	36,006	30,524
		$933,678	$883,700	$812,055

The following tables reflect net sales and long-lived asset information by geographic areas for the periods indicated:

	Net Sales
	Year Ended
	December 30, 2011	December 31, 2010	December 25, 2009
United States	$596,720	$584,551	$555,124
The Netherlands	188,940	164,275	143,185
United Kingdom	92,574	86,264	73,774
France	45,513	39,219	32,037
Canada	9,931	9,391	7,935
	$933,678	$883,700	$812,055

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

16.     Segment Information (Continued)

	Long Lived Assets
	December 30, 2011	December 31, 2010
United States	$72,848	$78,913
The Netherlands	37,382	39,926
United Kingdom	19,746	21,406
France	13,786	14,387
Canada	2,787	3,263
	$146,549	$157,895

Non-U.S. revenue is classified based on the country in which the legal subsidiary is domiciled. The Company's largest customer accounted for 11.1% of 2011 and 11.3% of 2010 and 2009 net sales. Sales from this customer are included in the U.S. Residential Business Products and U.S. Non-Residential Building Products segments. As of December 30, 2011, this customer had an outstanding trade receivable balance of $7.0 million. No other customer represented greater than 10% of the Company's revenues in 2011, 2010, or 2009.

17. Supplemental Guarantor Condensed Financial Information

On March, 18, 2011, Euramax Holdings, Inc. (presented as Parent in the following schedules), through its 100%-owned subsidiary, Euramax International, Inc. (presented as Issuer in the following schedules) issued $375.0 million of its 9.50% Senior Secured Notes due 2016 (the "Notes"). The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Euramax Holdings, Inc. Additionally, the Notes were fully and unconditionally guaranteed by all material domestic subsidiaries, collectively referred to as the "Guarantors." On December 30, 2011, as permitted by the First Supplemental Indenture, the Company completed the merger of the Guarantor subsidiaries with Euramax International, Inc. This merger does not adversely affect the legal rights under the Indenture of any holder of the Notes in any material respect. All other subsidiaries of Euramax International, Inc., whether direct or indirect, do not guarantee the Senior Secured Notes (the "Non-Guarantors").

Additionally, the Notes are secured on a second priority basis by liens on all of the collateral (subject to certain exceptions) securing Euramax International, Inc.'s senior secured credit facilities. In the event that secured creditors exercise remedies with respect to Euramax International, Inc.'s pledged assets, the proceeds of the liquidation of those assets will first be applied to repay obligations secured by the first priority liens under the senior secured credit facilities and any other first priority obligations.

The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (1) the Parent, (2) the Issuer (including all Guarantor subsidiaries prior to the merger), (3) the Non-Guarantor Subsidiaries, and (5) eliminations to arrive at the information for Euramax Holdings, Inc. on a consolidated basis. The condensed consolidating financial statements for all periods presented reflect the legal entity structure and Notes guaranty as of December 30, 2011 for comparative purposes. Separate financial statements and other disclosures concerning the former Guarantor subsidiaries are not presented because management does not believe such information is material to investors.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

17.    Supplemental Guarantor Condensed Financial Information (Continued)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 30, 2011
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$962	$13,365	$—	$14,327
Accounts receivable, net of allowance for doubtful accounts	—	43,241	39,993	—	83,234
Inventories, net	—	51,456	31,940	—	83,396
Income taxes receivable	—	177	520	—	697
Deferred income taxes	—	1,702	204	—	1,906
Other current assets	—	2,688	1,648	—	4,336
Total current assets	—	100,226	87,670	—	187,896
Property, plant, and equipment, net	—	72,848	73,701		146,549
Amounts due from affiliates	—	232,191	28,360	(260,551)	—
Goodwill	—	81,054	115,632	—	196,686
Customer relationships, net	—	43,110	26,526	—	69,636
Other intangible assets, net	—	8,148	—	—	8,148
Investment in consolidated subsidiaries	(48,935)	30,605	—	18,330	—
Deferred income taxes	—	—	6	—	6
Other assets	—	6,418	3,907	—	10,325
Total assets	$(48,935)	$574,600	$335,802	$(242,221)	$619,246

Liabilities and Shareholders' (deficit) equity
Current liabilities:
Accounts payable	$—	$32,692	$21,637	$—	$54,329
Accrued expenses	96	16,623	16,706	—	33,425
Accrued interest payable	—	8,886	—	—	8,886
Deferred income taxes	—	—	891	—	891
Total current liabilities	96	58,201	39,234	—	97,531
Long-term debt	—	507,988	—	—	507,988
Amounts due to affiliates	4,262	27,315	228,974	(260,551)	—
Deferred income taxes	—	8,158	13,343	—	21,501
Other liabilities	—	21,873	23,646	—	45,519
Total liabilities	4,358	623,535	305,197	(260,551)	672,539

Shareholders' (deficit) equity:
Common stock	185	—	21	(21)	185
Additional paid-in capital	718,837	655,934	199,452	(855,386)	718,837
Accumulated loss	(782,087)	(714,641)	(182,232)	896,873	(782,087)
Accumulated other comprehensive income	9,772	9,772	13,364	(23,136)	9,772
Total shareholders' (deficit) equity	(53,293)	(48,935)	30,605	18,330	(53,293)
Total liabilities & shareholders' (deficit) equity	$(48,935)	$574,600	$335,802	$(242,221)	$619,246

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

17.    Supplemental Guarantor Condensed Financial Information (Continued)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2010
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$8,271	$16,631	$—	$24,902
Accounts receivable, net of allowance for doubtful accounts	—	36,570	47,120	—	83,690
Inventories, net	—	53,156	37,071	—	90,227
Deferred income taxes	—	5,282	503	—	5,785
Other current assets	—	2,771	989	—	3,760
Total current assets	—	106,050	102,314	—	208,364
Property, plant, and equipment, net	—	78,913	78,982	—	157,895
Amounts due from affiliates	(3,728)	121,184	112,717	(230,173)	—
Goodwill	—	81,054	118,945	—	199,999
Customer relationships, net	—	53,349	34,142	—	87,491
Other intangible assets, net	—	8,879	—	—	8,879
Investment in consolidated subsidiaries	13,595	163,202	1,233	(178,030)	—
Deferred income taxes	—	—	822	—	822
Other assets	—	1,923	1,517	—	3,440
Total assets	$9,867	$614,554	$450,672	$(408,203)	$666,890

Liabilities and Shareholders' equity (deficit)
Current liabilities:
Accounts payable	$—	$29,409	$21,037	$—	$50,446
Accrued expenses	36	16,781	18,949	—	35,766
Accrued interest payable	—	605	149	—	754
Deferred income taxes	—	—	922	—	922
Total current liabilities	36	46,795	41,057	—	87,888
Long-term debt	—	399,740	103,429	—	503,169
Amounts due to affiliates	—	125,702	104,471	(230,173)	—
Deferred income taxes	—	10,094	17,816	—	27,910
Other liabilities	—	18,628	19,464	—	38,092
Total liabilities	36	600,959	286,237	(230,173)	657,059

Shareholders' equity (deficit):
Common stock	182	—	35,021	(35,021)	182
Additional paid-in capital	715,790	652,883	292,251	(945,134)	715,790
Accumulated loss	(719,370)	(652,517)	(177,720)	830,237	(719,370)
Accumulated other comprehensive income	13,229	13,229	14,883	(28,112)	13,229
Total shareholders' equity (deficit)	9,831	13,595	164,435	(178,030)	9,831
Total liabilities & shareholders' equity (deficit)	$9,867	$614,554	$450,672	$(408,203)	$666,890

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

17.    Supplemental Guarantor Condensed Financial Information (Continued)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year-Ended December 30, 2011
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$597,779	$347,811	$(11,912)	$933,678
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	—	507,136	289,940	(11,912)	785,164
Selling and general (excluding depreciation and amortization)	594	58,191	32,637	—	91,422
Multiemployer pension withdrawal	—	1,200	—	—	1,200
Depreciation and amortization	—	22,859	14,335	—	37,194
Other operating charges	—	7,718	686	—	8,404
Income (loss) from operations	(594)	675	10,213	—	10,294
Equity in earnings of subsidiaries	(62,123)	(4,514)	—	66,637	—
Interest expense	—	(52,163)	(3,416)	—	(55,579)
Intercompany interest income (expense)	—	14,698	(14,698)	—	—
Other income (loss), net	—	(18,606)	4,489	—	(14,117)
Loss from operations before income taxes	(62,717)	(59,910)	(3,412)	66,637	(59,402)
Provision for income taxes	—	2,213	1,102	—	3,315
Net loss	$(62,717)	$(62,123)	$(4,514)	$66,637	$(62,717)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

17.    Supplemental Guarantor Condensed Financial Information (Continued)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year-Ended December 31, 2010
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$585,438	$312,158	$(13,896)	$883,700
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	—	495,992	250,355	(13,896)	732,451
Selling and general (excluding depreciation and amortization)	510	58,639	31,493	—	90,642
Depreciation and amortization	—	24,462	14,238	—	38,700
Other operating charges	—	2,939	—	—	2,939
Income (loss) from operations	(510)	3,406	16,072	—	18,968
Equity in earnings of subsidiaries	(38,030)	(1,891)	17	39,904	—
Interest expense	—	(55,345)	(12,988)	—	(68,333)
Intercompany interest income (expense)	—	(296)	296	—	—
Other income (loss), net	—	624	(4,108)	—	(3,484)
Loss from continuing operations before income taxes	(38,540)	(53,502)	(711)	39,904	(52,849)
(Benefit) provision for income taxes	—	(15,624)	1,163	—	(14,461)
Loss from continuing operations	(38,540)	(37,878)	(1,874)	39,904	(38,388)
Loss from discontinued operations, net of tax	—	(152)	—	—	(152)
Net loss	$(38,540)	$(38,030)	$(1,874)	$39,904	$(38,540)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

17.    Supplemental Guarantor Condensed Financial Information (Continued)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year-Ended December 25, 2009
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$555,980	$267,277	$(11,202)	$812,055
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	—	454,231	232,097	(11,202)	675,126
Selling and general (excluding depreciation and amortization)	512	54,504	28,880	—	83,896
Depreciation and amortization	—	24,557	15,164	—	39,721
Other Operating Charges	—	4,197	2,510	—	6,707
Debt restructuring and forbearance expenses	—	14,506	—	—	14,506
Impairments of fixed assets	—	3,516	—	—	3,516
Income (loss) from operations	(512)	469	(11,374)	—	(11,417)
Equity in earnings of subsidiaries	(76,689)	(8,543)	77	85,155	—
Interest expense	(8,427)	(58,861)	(16,916)	—	(84,204)
Intercompany interest (income) expense	—	(1,956)	1,956	—	—
Gain on extinguishment of debt	—	8,723	—	—	8,723
Other income (loss), net	—	(9,742)	11,045	—	1,303
Loss from continuing operations before income taxes	(85,628)	(69,910)	(15,212)	85,155	(85,595)
(Benefit) provision for income taxes	—	5,449	(6,746)	—	(1,297)
Loss from continuing operations	(85,628)	(75,359)	(8,466)	85,155	(84,298)
Loss from discontinued operations, net of tax	—	(1,330)	—	—	(1,330)
Net loss	$(85,628)	$(76,689)	$(8,466)	$85,155	$(85,628)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

17.    Supplemental Guarantor Condensed Financial Information (Continued)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year-Ended December 30, 2011
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$130,614	$34,065	$(146,083)	$18,596
Cash flows from investing activities:
Proceeds from sale of assets	—	79	355	—	434
Capital expenditures	—	(6,289)	(3,862)	—	(10,151)
Contributed capital to subsidiaries	—	(99,930)	—	99,930	—
Return of capital from subsidiaries	—	5,000	—	(5,000)	—
Net cash used in investing activities	—	(101,140)	(3,507)	94,930	(9,717)

Cash flows from financing activities:
Net borrowings on ABL Credit Facility	—	10,205	—	—	10,205
Net repayments on First Lien Credit Facility	—	(302,394)	(109,634)	—	(412,028)
Borrowings under Senior Secured Notes	—	375,000	—	—	375,000
Borrowings under Senior Unsecured Notes	—	19,812	—	—	19,812
Contributed capital to subsidiaries	—	—	99,930	(99,930)	—
Dividend (paid) to subsidiaries	—	—	(146,083)	146,083	—
Return of capital	—	—	(5,000)	5,000	—
Deferred Financing Fees	—	(6,510)	(4,113)	—	(10,623)
Due (to) from affiliates	—	(132,896)	132,896	—	—
Net cash used in financing activities	—	(36,783)	(32,004)	51,153	(17,634)
Effect of exchange rate changes on cash	—	—	(1,820)	—	(1,820)
Net decrease in cash and cash equivalents	—	(7,309)	(3,266)	—	(10,575)
Cash and cash equivalents at beginning of year	—	8,271	16,631	—	24,902
Cash and cash equivalents at end of year	$—	$962	$13,365	$—	$14,327

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year-Ended December 31, 2010
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(9,108)	$13,241	$—	$4,133
Cash flows from investing activities:
Proceeds from sale of assets	—	2,680	3	—	2,683
Capital expenditures	—	(7,136)	(5,029)	—	(12,165)
Net cash used in investing activities	—	(4,456)	(5,026)	—	(9,482)
Cash flows from financing activities:
Changes in cash overdraft	—	(8)	—	—	(8)
Net repayments on First Lien Credit Facility	—	(29,487)	(7,551)	—	(37,038)
Due (to) from affiliates	—	9,203	(9,203)	—	—
Net cash used in financing activities	—	(20,292)	(16,754)	—	(37,046)
Effect of exchange rate changes on cash	—	—	(2,647)	—	(2,647)
Net decrease in cash and cash equivalents	—	(33,856)	(11,186)	—	(45,042)
Cash and cash equivalents at beginning of year	—	42,127	27,817	—	69,944
Cash and cash equivalents at end of year	$—	$8,271	$16,631	$—	$24,902

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

17.    Supplemental Guarantor Condensed Financial Information (Continued)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year-Ended December 25, 2009
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities	$—	$41,079	$18,403	$—	$59,482
Cash flows from investing activities:
Proceeds from sale of assets	—	2,305	20	—	2,325
Capital expenditures	—	(2,258)	(2,093)	—	(4,351)
Net cash provided by (used in) investing activities	—	47	(2,073)	—	(2,026)
Cash flow from financing activities:
Changes in cash overdraft	—	(3)	—	—	(3)
Net repayments on accounts receivable securitization facility	—	(34,633)	—	—	(34,633)
Net repayments on First Lien Credit Facility	—	(773)	(280)	—	(1,053)
Deferred financing fees	—	(240)	—	—	(240)
Due (to) from affiliates	—	21,215	(21,215)	—	—
Net cash used in financing activities	—	(14,434)	(21,495)	—	(35,929)
Effect of exchange rate changes on cash	—	—	(241)	—	(241)
Net decrease in cash and cash equivalents	—	26,692	(5,406)	—	21,286
Cash and cash equivalents at beginning of year	—	15,435	33,223	—	48,658
Cash and cash equivalents at end of year	$—	$42,127	$27,817	$—	$69,944

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

18.	Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 30, 2011

Net Sales	$210,379	$256,858	$246,780	$219,661
Cost of sales, excluding depreciation and amortization	173,884	212,358	209,134	189,789
Depreciation and amortization	9,237	9,509	9,318	9,130
Operating income (loss)	812	8,569	3,776	(2,863)
Loss before income taxes	(9,435)	(1,280)	(27,162)	(21,525)
Net loss	$(8,331)	$(2,126)	$(27,045)	$(25,215)

Year Ended December 31, 2010

Net Sales	$200,539	$241,721	$229,725	$211,715
Cost of sales, excluding depreciation and amortization	164,878	195,569	191,184	180,820
Depreciation and amortization	9,097	9,226	8,836	11,541
Operating income (loss)	3,125	12,451	6,107	(2,715)
Income (loss) before income taxes	(19,645)	(6,873)	(7,878)	(18,453)
Net income (loss)	$(19,184)	$(3,751)	$(4,030)	$(11,575)

The Company's interim reporting is based on a 4-4-5 week closing calendar with a fiscal year-end on the last Friday in the month of December. The first quarter of 2011 includes 13 weeks compared to 14 weeks for the first quarter of 2010. The second, third, and fourth quarters of 2011 and 2010 include 13 weeks.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

Schedule I—Condensed Financial Information

EURAMAX HOLDINGS, INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEET
(in thousands, except share data)

	December 30, 2011	December 31, 2010
Assets
Investment in and advances to subsidiaries	$(48,935)	$9,867
Liabilities and shareholders' (deficit) equity
Interest and other payables	$96	$36
Amounts due to affiliates	4,262	—
Total liabilities	4,358	36
Shareholders' (deficit) equity:
Class A common stock—$1.0 par value; 600,000 shares authorized, 185,388 issued and outstanding in 2011, and 181,676 issued and outstanding in 2010	185	182
Class B convertible common stock—$1.00 par value; 600,000 shares authorized, no shares issued in 2010 and 2009	—	—
Additional paid-in capital	718,837	715,790
Accumulated loss	(782,087)	(719,370)
Accumulated other comprehensive income	9,772	13,229
	(53,293)	9,831
Total liabilities and shareholders' (deficit) equity	$(48,935)	$9,867

See accompanying notes.

Schedule I—Condensed Financial Information

EURAMAX HOLDINGS, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended December 30, 2011	Year Ended December 31, 2010	Year Ended December 25, 2009
Costs and expenses:
General and administrative	$(594)	$(510)	$(512)
Interest expense	—	—	(8,427)
Loss before taxes and equity in net losses of subsidiaries	(594)	(510)	(8,939)
Provision for income taxes	—	—	—
Net loss before equity in net losses of subsidiaries	(594)	(510)	(8,939)
Equity in losses of subsidiaries, net of tax	(62,123)	(38,030)	(76,689)
Net loss	$(62,717)	$(38,540)	$(85,628)

See accompanying notes.

Schedule I—Condensed Financial Information

EURAMAX HOLDINGS, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Loss	Accumulated Other Comprehensive Income	Totals
Balance at December 26, 2008	161	323,930	(595,202)	11,829	(259,282)
Comprehensive loss:
Net loss	—	—	(85,628)	—	(85,628)
Foreign currency translation adjustment	—	—	—	2,084	2,084
Pension liability adjustments, net of taxes	—	—	—	(2,692)	(2,692)
Amortization of losses on derivative instruments, net of taxes	—	—	—	3,031	3,031
Comprehensive loss					(83,205)
Restructuring of long-term debt	—	386,662	—	—	386,662
Cancellation of issued shares related to the Restructuring	(161)	161	—	—	—
Issuance of shares related to the Restructuring	178	(178)	—	—	—
Share-based compensation	—	2,885	—	—	2,885
Balance at December 25, 2009	178	713,460	(680,830)	14,252	47,060
Comprehensive loss:
Net loss	—	—	(38,540)	—	(38,540)
Foreign currency translation adjustment	—	—	—	(7,256)	(7,256)
Pension liability adjustments, net of taxes	—	—	—	3,329	3,329
Amortization of losses on derivative instruments, net of taxes	—	—	—	2,904	2,904
Comprehensive loss					(39,563)
Issuance of shares pursuant to share-based payment plans	4	(4)	—	—	—
Share-based compensation	—	2,334	—	—	2,334
Balance at December 31, 2010	182	715,790	(719,370)	13,229	9,831
Comprehensive loss:
Net loss	—	—	(62,717)	—	(62,717)
Foreign currency translation adjustment	—	—	—	2,380	2,380
Pension liability adjustments, net of taxes	—	—	—	(5,837)	(5,837)
Comprehensive loss					(66,174)
Issuance of shares pursuant to share-based payment plans	3	(3)	—	—	—
Share-based compensation	—	3,050	—	—	3,050
Balance at December 30, 2011	$185	$718,837	$(782,087)	$9,772	$(53,293)

See accompanying notes.

Schedule I—Condensed Financial Information

EURAMAX HOLDINGS, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 30, 2011	Year Ended December 31, 2010	Year Ended December 25, 2009
Net cash provided by operating activities	$—	$—	$—
Net cash provided by financing activities	$—	$—	$—
Net cash provided by investing activities	$—	$—	$—
Supplemental cash flow information
Income taxes paid, net	$—	$—	$—
Interest paid, net	$—	$—	$—
Significant noncash financing activities
Settlement of subsidiary Second Lien Credit Facility in exchange for common stock	$—	$—	$202,912
Cancellation of Equity Sponsor PIK Notes	$—	$—	$196,783

See accompanying notes.

Schedule I—Condensed Financial Information

EURAMAX HOLDINGS, INC. (PARENT COMPANY ONLY)
NOTES TO CONDENSED FINANCIAL INFORMATION
(in thousands, except share data)

1.	Basis of Presentation

The accompanying condensed financial statements include the accounts of Euramax Holdings, Inc. (the "Parent Company") and, on an equity basis, its subsidiaries and affiliates. Parent Company expenses, other than interest expense on long-term debt, are primarily related to intercompany transactions with subsidiaries and affiliates. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes thereto of Euramax Holdings, Inc. and Subsidiaries (the "Company").

Equity in losses of subsidiaries includes losses relating to discontinued operations, net of tax, of $0.2 million and $1.3 million for the years ended December 31, 2010 and December 25, 2009, respectively.

2.	Debt Restructuring

On June 29, 2009, the Company, its lenders, the Equity Sponsors and certain management shareholders agreed to a restructuring of indebtedness owed by the Company to lenders under the First and Second Lien Credit Agreements, the Equity Sponsor PIK Notes, and of amounts owed to counterparties to the Interest Rate Swaps (the Restructuring). Under the terms of the Restructuring, 100% of the Equity Sponsor PIK Notes held by the Parent Company consisting of principal and accrued interest of $195.4 million and $1.4 million, respectively, were cancelled and the Equity Sponsors and management shareholders conveyed ownership of their shares of the Parent Company to the Company's lenders under the second lien credit facility in exchange for the cancellation of debt and accrued interest totaling $202.9 million. See Note 7 of the Notes to Consolidated Financial Statements for additional information concerning the Restructuring.

Equity Sponsor PIK Notes

Prior to the Restructuring, notes issued to the Equity Sponsors (the Equity Sponsor PIK Notes) totaled $195.4 million, consisting of $172 million of original principal and $23.4 million in payment-in-kind interest. Euramax Holdings, Inc. was the borrower under the Equity Sponsor PIK Notes. Borrowings under the Equity Sponsor PIK Notes bore interest at 12.5% through December 21, 2007 and at 9.0% from that point forward until their cancellation. Interest on the equity sponsored notes was paid-in-kind.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rules 13a–15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in the Company’s reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s employees accumulate this information and communicate it to the Company’s management, including its Chief Executive Officer (its principal executive officer) and its Chief Financial Officer (its principal financial officer), as appropriate, to allow timely decisions regarding the required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily must apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 30, 2011. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that as of December 30, 2011 the Company’s disclosure controls and procedures were effective.
In addition, during the fourth quarter of fiscal year 2011, there have been no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
The Company’s Registration Statement on Form S-4 was declared effective by the SEC on December 22, 2011. Therefore, this is the Company’s first Annual Report on Form 10-K that is required to be filed with the SEC. This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for companies with newly registered public securities.

Item 9B.	OTHER INFORMATION

None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following sets forth certain information with respect to the board of directors and executive officers of the Company.

Name	Age	Title
Mitchell B. Lewis	49	President, Chief Executive Officer and Director
R. Scott Vansant	49	Vice President, Chief Financial Officer, Treasurer and Secretary
Scott R. Anderson	49	Vice President, U.S. Residential Building Products
Jeffrey C. Hummel	47	Vice President, Human Resources
Michael D. Lundin	52	Chairman and Director
James G. Bradley	66	Director
Marjorie L. Bowen	46	Director
Jeffrey A. Brodsky	53	Director
G. Fulton Collins	44	Director
Alvo M. Oddis	55	Director

Mitchell B. Lewis has been a director of Euramax Holdings since February 2008 and became the president and chief executive officer of Euramax Holdings in February 2008, chief operating officer of Euramax Holdings in 2005, executive vice president of Euramax Holdings in 2002, and group vice president in 1997. Prior to being appointed group vice president, Mr. Lewis served as president of Amerimax Building Products, Inc. from 1993 to 1997, and assistant general manager of Amerimax Building Products, Inc. from 1992 to 1993. Prior to 1992, Mr. Lewis served as corporate counsel with Alumax, and, prior to joining Alumax, he practiced law with Alston & Bird LLP, specializing in mergers and acquisitions. Mr. Lewis received a B.A. in Economics from Emory University in 1984 and a J.D. from the University of Michigan in 1987. Mr. Lewis is uniquely qualified to serve as one of our directors due to his extensive leadership experience in our industry and deep knowledge of our operations.

R. Scott Vansant has been a the chief financial officer of Euramax Holdings since July 1998 and vice president and secretary of Euramax Holdings since September 1996. He joined Alumax in 1991. From 1995 to 1996, Mr. Vansant served as director of internal audit for Alumax. Mr. Vansant also served in various operational positions with Alumax Building Products, Inc., including serving as controller from 1993 to 1995 and branch manager from 1992 to 1993. Prior to 1991, Mr. Vansant worked as a certified public accountant for Ernst & Young LLP. Mr. Vansant received a BBA in Accounting from Mercer University in 1984.

Scott R. Anderson became senior vice president of operations of Euramax International, Inc. in August of 2011. Mr. Anderson became president of our U.S. Residential Building Products segment in September 2006. Previously, he served as president of our subsidiary Amerimax Building Products, Inc. beginning in October 1998. Mr. Anderson has served in various financial and operational roles since joining our company in 1987, including operations manager of Amerimax Building Products, Inc. from 1997 to 1998 and controller of Amerimax Building Products, Inc. from 1995 to 1997. Mr. Anderson received a B.S. in Finance from the University of Utah in 1987 and an M.B.A. from New York University in 1995. He is a certified public accountant.

Jeffrey C. Hummel became vice president of human resources of Euramax International, Inc. in April 2008. From 2001 to 2008, Mr. Hummel was the vice president of human resources in the Barnes Distribution division of Barnes Group Inc. Mr. Hummel served as corporate counsel for Barnes Group Inc. from 1998 to 2001. From 1993 to 1998, Mr. Hummel practiced law as an associate with Skoler, Abbott & Presser, P.C. Prior to 1993, Mr. Hummel was an associate with Muller, Mintz from 1991 to 1993 and with Bingham, Dana & Gould from 1989 to 1991. Mr. Hummel received a B.S., summa cum laude, in Journalism from Boston University in 1985 and a J.D. from Emory University School of Law in 1989.

Michael D. Lundin has been a director of Euramax Holdings since July 2009, and became chairman of Euramax Holdings at that time. Mr. Lundin is currently a partner in Resilience Capital Partners, a private equity firm focused on investments in companies in special situations. Previously, Mr. Lundin was president and chief executive officer of the Oglebay Norton Company, a miner, processor, transporter and marketer of industrial minerals and aggregates from December 2002 until February 2008, and was employed by Oglebay Norton since 2000. Oglebay Norton filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on February 23, 2004. Prior to joining Oglebay Norton, Mr. Lundin served as vice president and then president/partner of Michigan Limestone Operations, LP. Mr. Lundin earned a B.S. in Manufacturing Engineering and Product Development from the University of Wisconsin and an M.B.A. from Loyola Marymount University. Mr. Lundin is currently a director of Rand Logistics, Inc., Broder Bros., Co., Avtron, Inc. and U.S. Concrete Inc. and, until 2008, was a director of Oglebay Norton Company. Mr. Lundin brings to our board extensive corporate oversight and financial management expertise as well as strategic and financial transactional experience.

James G. Bradley has been a director of Euramax Holdings since April 2010. Mr. Bradley retired in 2006 as chairman and chief executive officer of Wheeling-Pittsburgh Steel, a producer of steel sheet products such as hot rolled, cold rolled, hot dipped galvanized, electro-galvanized, black plate and electrolytic tinplate. Mr. Bradley became chief executive officer of Wheeling-Pittsburgh in 1998, prior to which he was vice president of operations. Mr. Bradley retired from Wheeling-Pittsburg Steel in 2006. Wheeling- Pittsburgh Steel filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in 2000 and emerged from bankruptcy in 2003. Mr. Bradley received a B.S. in civil engineering from Carnegie Institute of Technology in 1967. Mr. Bradley provides our board with significant executive experience in the steel manufacturing industry.

Marjorie L. Bowen has been a director of Euramax Holdings since July 2009. From May 1989 to her retirement in January 2008 Ms. Bowen was with Houlihan Lokey Howard & Zukin, Inc., an international advisory-focused investment banking firm. While at Houlihan Lokey, Ms. Bowen served as a Managing Director, where she advised an extensive number of public company boards of directors. Ms. Bowen was also a member of the firm's Management Committee for Financial Advisory Services. Ms. Bowen currently serves on the board of directors and the audit and governance committees of The Talbots, Inc. and on the board of directors and the audit and compensation committees of Global Aviation Holdings, Inc. From

October 2009 to July 2010, Ms. Bowen served on the board of directors and the compensation and governance committees of Texas Industries, Inc. Ms. Bowen provides our board with a strong mix of skills and experience in areas including financial review and analysis, strategic planning, transaction experience, professional services and corporate governance.

Jeffrey A. Brodsky has been a director of Euramax Holdings since July 2009. Mr. Brodsky is currently leading Quest Turnaround Advisors, L.L.C. ("Quest") in its role as Plan Administrator of Adelphia Communications Corporation. Previously, he was the chairman, president and chief executive officer of PTV, Inc. Mr. Brodsky co-founded Quest, a financial advisory and restructuring firm in Rye Brook, NY in 2000 and has been a managing director there since that time. Prior to founding Quest, Mr. Brodsky held various senior management roles with Integrated Resources, Inc., a diversified financial services firm. He is a certified public accountant. Mr. Brodsky is currently a director of AboveNet, Inc. Mr. Brodsky's significant experience in the areas of accounting and finance and general business matters are important to the board's ability to review our financial statements, assess potential financings and strategies and otherwise supervise and evaluate our business decisions.

G. Fulton Collins has been a director of Euramax Holdings since September 2009. Mr. Collins is the president of Collins Capital and Consulting, a small growth private equity and consulting firm, a position he has held since August 2000. Mr. Collins became the chairman and chief executive officer of Network Communications Inc., a real estate media and advertising business, in January 2011. Previously, Mr. Collins was president of Modeci, Inc. and Windsor Equity Group from November 2004 to February 2007. Mr. Collins brings to our board significant experience in operational oversight and logistics, and extensive financial planning experience.

Alvo M. Oddis has been a director of Euramax Holdings since July 2009. Since September 2004, Mr. Oddis has been president of Oddis Consulting, LLC. From 2002 to 2007, Mr. Oddis was president and chief executive officer of Vitality Foodservice, Inc., a provider of dispensed beverages to the food services industry. From 1990 to 2002, Mr. Oddis was president and chief executive officer of Clayton Group Inc., a waterworks distributor. From 1987 to 1990, Mr. Oddis was a partner in Transfirst Financial Corporation, specializing in mergers and acquisitions of wholesale distribution and manufacturing companies. Mr. Oddis brings many years of operational and distribution leadership experience to our board.

Board of Directors

The board of directors of Euramax Holdings consists of seven members. The board of directors of Euramax Holdings has determined that all of its directors are independent under the applicable rules of the SEC, except for Mr. Lewis, who serves as chief executive officer and president. Each of the directors was elected to the board of directors in accordance with the shareholders' agreement between the company and its shareholders. Directors are elected annually to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified.

Audit Committee.    The audit committee of the board of directors of Euramax Holdings is currently comprised of Messrs. Bowen, Brodsky and Lundin. Mr. Brodsky is the chairman of the audit committee. The board of directors of Euramax Holdings has determined that each of the members of the committee is "financially literate" and that Mr. Brodsky qualifies as an "audit committee financial expert" within the meaning of the regulations adopted by the SEC. The board of directors of Euramax Holdings has affirmatively determined that all of the directors on the committee are independent under the SEC's rules. The audit committee has direct responsibility for the appointment, evaluation, retention, compensation and oversight of the work of our independent registered public accounting firm; the review of accounting principles of our company; coordination of the board's oversight of our internal control over financial reporting; the review of policies governing related party transactions and approval of related party transactions; and the review of risk management policies and other compliance matters.

Compensation Committee.    The compensation committee of Euramax Holdings is currently comprised of Messrs. G. Fulton Collins, James G. Bradley and Alvo M. Oddis. Mr. Collins is the chairman of the compensation committee. The board of directors of Euramax Holdings has affirmatively determined that all of the directors on the committee meet the definition of "outside director" for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), and the definition of "non-employee director" for purposes of Section 16 of the Exchange Act. The principal responsibilities of the compensation committee are to establish policies and periodically determine matters involving executive compensation, review policies relating to the compensation and benefits of our employees, recommend changes in employee benefit programs and to administer equity-based incentive or compensation plans. See "Executive Compensation—Compensation Discussion and Analysis."

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee is an officer or employee of Euramax Holdings or any of its subsidiaries.

None of the executive officers of Euramax Holdings serves, or has served during the past fiscal year, as a member of the board of directors or compensation committee of any other company that has one or more executive officers serving as a member of the board of directors of Euramax Holdings.

Code of Ethics
The Company has adopted a code of ethics that applies to its directors, officers (including its chief executive officer and chief financial officer) and employees. A copy of the code of ethics has been filed at Exhibit 14.1 to this report.

Item 11.	EXECUTIVE COMPENSATION

This section discusses the compensation of our principal executive officer and principal financial officer, as well as our two other executive officers, each of whom was serving as of the end of fiscal year 2011. These executive officers are referred to in the Compensation Discussion and Analysis (the "CD&A") and the tables that follow as our "NEOs." Our NEOs with respect to fiscal year 2011 are Mitchell B. Lewis, R. Scott Vansant, Scott R. Anderson and Jeffrey C. Hummel. The CD&A is a discussion focusing on the policies, decisions and considerations with respect to the compensation of our NEOs during the 2011 fiscal year. Although the CD&A focuses on information relevant to NEO compensation during 2011, it also contains forward-looking statements that are based on current plans, considerations and expectations. However, determinations regarding the compensation of the NEOs that we adopt in the future may differ materially from currently planned programs summarized in the CD&A.

Compensation Discussion and Analysis

Executive Compensation Philosophy and Objectives

Our compensation philosophy is to provide a total compensation package that not only attracts and retains high caliber executive officers, but is also designed to align the goals of our executive officers with our corporate objectives and our stockholders' interests. The key elements of our executive compensation program, which are discussed in more detail below, are designed with this philosophy in mind. We intend to continue our existing practice of providing a competitive total compensation package that aims to share our success with our NEOs when stated objectives are met. The compensation committee of our board of directors is responsible for establishing, implementing and monitoring adherence with this compensation philosophy.

The key objectives of our executive compensation program are (1) to attract, motivate, reward and retain superior executive officers with the skills necessary to successfully lead and manage our business, (2) to achieve accountability for the performance of our executive officers by linking annual cash incentive compensation to the achievement of measurable performance objectives and (3) to align the interests of the executive officers and our stockholders through short-term and long-term incentive compensation programs. For our NEOs, short-term and long-term incentives are designed to accomplish these objectives by providing a significant financial correlation between the Company's financial results and their total compensation.

A significant portion of the compensation of our NEOs consists of cash and equity-based compensation that is contingent upon the achievement of financial performance metrics. Providing a significant amount of NEO compensation in this form serves to align the interest of our executive officers with the interests of our stockholders because the amount of cash compensation ultimately received by the NEOs varies depending on our achievement of pre-determined financial objectives and the value of such equity-based compensation is derived from our equity value, which is likely to fluctuate based on our financial performance.

Our compensation philosophy is based on the following core principles:

Total compensation should be related to company performance

We believe that a significant portion of our executive officers' total compensation should be linked to achieving specified financial and business objectives that create stockholder value and provide incentives to our executive officers to work as a team. Individuals in senior leadership roles are compensated based upon evaluations of company performance and individual performance. Company performance is evaluated primarily based on the degree to which specified financial objectives are met. Individual performance is evaluated based upon several individualized leadership factors, including:

•	attaining specific financial objectives within the executive officers' area of responsibility;

•	building and developing individual skills and a strong leadership team; and

•	developing an effective infrastructure to support business growth and profitability.

Total compensation should be competitive

We believe that our total compensation packages should be competitive so that we can attract, retain, and motivate talented executive officers who will help us outperform our competitors. To that end, in addition to the compensation offered to all of our NEOs, we provide our CEO and CFO with additional post-employment compensation that consists of two elements—nonqualified defined contribution retirement plan benefits and additional severance benefits. We believe these benefits to be important elements in well-structured and competitive CEO and CFO compensation packages.

Compensation should be equitable

We believe that it is important to apply generally consistent guidelines for executive officer compensation programs. We also believe that executive officers' total compensation should reward individual skills and performance achievements and encourage executives to achieve exceptional performance. In order to continue delivering equitable pay levels, we expect that the compensation committee will consider depth and scope of accountability, complexity of responsibility, qualifications and executive performance, both individually and collectively as a team. To ensure an equitable compensation program, we seek to reward our executive officers when we achieve financial and business goals and objectives and to generate stockholder returns by providing a significant portion of executive compensation in the form of "at-risk" performance-based compensation, as described earlier.

Setting Executive Compensation

The compensation committee consists of three members of the board of directors, Messrs. Collins, Oddis and Bradley. Our board of directors has determined that each member of our compensation committee was and remains an outside director for purposes of Section 162(m) of the Code, a nonemployee director for purposes of Rule 16b-3 under the Exchange Act and an independent director as that term is defined under the rules of the New York Stock Exchange.

Our compensation committee oversees our executive compensation program. In addition, the compensation committee conducts a review of and determines the amount and form of compensation for the executive officers, including the NEOs, at least annually. During the course of that review, the committee considers our compensation philosophy and objectives, the impact of each NEO on the results and success of the Company and the performance of the particular NEO (based on information provided by the CEO for the NEOs other than himself). In addition, the compensation committee considers recommendations by the CEO regarding the compensation of NEOs other than himself. Our CEO provides recommendations to the compensation committee with respect to total compensation, salary adjustments, annual cash incentive bonus targets, and equity incentive awards for the NEOs other than himself. The CEO's recommendations regarding compensation are determined based on his evaluations of the other NEO's performance and any compensation reports and surveys produced by compensation consultants retained by the compensation committee during the relevant time. The compensation committee gives significant weight to the CEO's recommendations when determining the compensation of our NEOs. The compensation committee, meeting in executive session, determines the compensation of the CEO, including his annual incentive targets. As part of its annual NEO compensation review, the compensation committee determines financial objectives and target annual bonus amounts for the NEOs pursuant to our short-term incentive compensation plan. When setting the financial objects for such plans, the compensation committee also considers input of our CFO.

The compensation committee has the authority to engage the services of an independent compensation consultant. In 2009, the compensation committee engaged Pearl Meyers & Partners, an independent executive compensation consulting firm, to conduct a market analysis of executive compensation. The report produced by Pearl Meyers & Partners included recommendations with respect to salary, target total cash compensation, annualized expected value of long-term incentives and total direct compensation. In making the recommendations set forth in its report, Pearl Meyers & Partners relied on surveys of management compensation in privately held companies in related industries that were conducted by Mercer Human Resources Consulting, Watson Wyatt and WorldatWork. In addition, in late 2010, the compensation committee engaged Hay Group, an independent executive compensation consulting firm, to conduct a review of the Company's executive compensation program and also to review management's proposal regarding instituting a phantom stock plan. Hay Group produced a report on these matters in 2011, which with respect to executive compensation, was a supplement to the data previously provided by Pearl Meyers & Partners. In assessing competitiveness of the NEOs' compensation packages for 2011 and making determinations with respect to such compensation, the Pearl Myers & Partners report and the supplemental Hay Group report were considered by the compensation committee. The CEO's recommendations regarding the 2011 compensation of the other NEOs was also based, in part, on the reports produced by Pearl Meyers & Partners and the Hay Group. Also, in 2011, management engaged

Inbucon UK, an independent executive compensation benchmarking firm. Through Pearl Meyers & Partners, Inbucon was engaged to provide market data regarding executive total compensation for purposes of evaluating the compensation package of the Company's Managing Director in the UK. The results of this study were considered by the CEO in his recommendations to the ~~C~~compensation ~~C~~committee in setting the compensation for such Managing Director in 2011. The compensation committee may engage a compensation consultant in the future, from time to time, as it determines necessary.

Consistent with our past practice, we expect that going forward, the compensation committee will review NEO compensation on an annual basis, at the time of a promotion or other change in level of responsibilities, as well as when competitive circumstances or business needs may require. Following a consideration of all relevant information referred to above, the compensation committee approves NEO compensation packages that are consistent with our compensation philosophy, designed to achieve our compensation objectives and competitive in our industry.

Elements of Executive Compensation

As discussed throughout this CD&A, the compensation payable to our NEOs reflects our pay-for-performance philosophy, whereby a significant portion of both cash and equity compensation is contingent upon achievement of measurable financial objectives and enhanced equity value, as opposed to current cash compensation and perquisites, which are not directly linked to objective financial performance of the Company. This compensation mix is consistent with our philosophy that the role of executive officers is to enhance equity holder value over the long term. We have not adopted any formal or informal policies or guidelines for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among different forms of cash and non-cash compensation.

The primary elements of the compensation program for our NEOs are: (1) base salary; (2) performance-based cash incentives; (3) equity-based incentives; (4) termination benefits; (5) retirement benefits; (6) health and welfare benefits; and (7) certain additional executive perquisites. Base salary, performance-based cash incentives and long-term equity-based incentives comprise the largest portion of our NEO's compensation. The primary objectives that each element of NEO compensation is intended to serve are as follows:

Compensation Element	Primary Objective
Base Salary	To recognize ongoing performance of job responsibilities and as a necessary tool in attracting and retaining employees.
Performance-based cash compensation (bonuses)	To re-emphasize corporate and individual objectives and provide additional reward opportunities when key business and individual objectives are met.
Equity-based incentive compensation	To provide incentives and reward increases in stockholder value and to emphasize and reinforce our focus on team success and to assist with the attraction and retention of key employees
Termination benefits	To provide protection in the event of involuntary loss of employment and to keep the NEOs focused on stockholder interests when considering strategic alternatives.
Retirement benefits	To provide retirement savings and income in a tax efficient manner.
Health and welfare benefits	To provide a basic level of protection from health, dental, life and disability risks.

Our compensation committee works to ensure that total compensation for our NEOs is fair, reasonable and competitive. Typically, the compensation committee has sought to set each of these elements of compensation at the same time to enable the compensation committee to simultaneously consider all of the significant elements and their impact on total executive compensation and also to consider the allocation of compensation among certain of these elements and total compensation.

Weighting of Compensation Elements

We strive to achieve an appropriate mix between the various elements of our compensation program to meet our compensation objectives and philosophy. However, we do not apply any rigid formulas in setting the compensation of our NEOs, and do not use predefined ratios in determining the allocation of compensation among the various elements. Rather, we determine the mix of each executive's total compensation based on market conditions, geographic considerations, competitive market data and other factors.

Base Salary

We provide a base salary to our NEOs to compensate them for their services during the year and to provide them with a stable source of income. Our NEOs', and all employees' base salaries, depend on their qualifications, their position within the Company, the scope of their job responsibilities, the period during which they have been performing those responsibilities, their individual performance and the results achieved, unique skill sets or knowledge which would impact our ability to replace the individual and pay mix (base salary, annual cash incentives, equity incentives, perquisites and other executive benefits) and compensation practices in our markets.

The base salaries of our NEOs are established by our compensation committee. For NEOs other than the CEO, the compensation committee's determinations regarding base salary are based in large part on the recommendations of the CEO. In setting base salaries, the CEO and our compensation committee considered the factors described above.

The annual base salaries in effect for each of our NEOs as of December 30, 2011 were as follows: Mitchell B. Lewis - $600,000; Mr. Vansant - $320,250; Mr. Anderson - $279,100; and Mr. Hummell - $248,400. Mr. Lewis's annual base salary was increased by the compensation committee during 2011 from $525,000 by the compensation committee as a result of the committee's review of comparative benchmark analysis and also in recognition of Mr. Lewis's contributions to the business. NEO's salaries are reviewed by the compensation committee annually, as well as at the time of a promotion or other change in level of responsibilities, or when competitive circumstances or business needs may require.
Performance-Based Cash Incentives

We maintain the Euramax International, Inc. Executive Incentive Plan (the "Bonus Plan") which is an annual performance-based cash incentive bonus program in which our executive officers participate, including our NEOs. We created the Bonus Plan in order to attract and retain highly qualified executive talent and to motivate our NEOs to achieve our corporate objectives and it is designed to align the awards payable to participants with the achievement of our short-term corporate financial and operational goals. Under the Bonus Plan, performance objectives and target awards are established by the compensation committee on an annual basis for each participant, including the NEOs. The Bonus Plan provides for payment of bonuses upon the attainment of certain corporate financial and operational goals that are determined by the compensation committee for the relevant performance period. Target bonuses under the Bonus Plan are expressed as a percentage of NEO's annual base salary. Bonuses payable under the plan are paid as soon as practicable after our determination of the achievement of performance objectives and certification of the results by the compensation committee.

On an annual basis and in advance of the relevant performance year, the compensation committee, with input from our CEO and CFO, sets the corporate performance goals based on an analysis of: (1) historical performance and growth rates; (2) income, expense and margin expectations; (3) financial results of other comparable businesses; (4) economic conditions; and (5) progress toward achieving our strategic plan. The corporate goals approved each year are designed to require significant effort and operational success on the part of our NEOs and the Company. During the course of the performance period, the compensation committee may, based on the recommendations of our CEO (with respect to our other NEOs), adjust such goals as they deem appropriate. In addition, also on an annual basis, the compensation committee, with input from the CEO other than for himself, determines the applicable target awards for the NEOs.

Target awards under the Bonus Plan are expressed as a percentage of base salary. The 2011 target awards for our NEOs were 100% of base salary for Mr. Lewis, 50% of base salary for Mr. Vansant, 35% of base salary for Mr. Anderson and 30% of base salary for Mr. Hummel. Mr. Lewis's target annual bonus percentage was increased by the compensation committee during 2011 from 50% as a result of the committee's review of comparative benchmark analysis and also in recognition of Mr. Lewis's contributions to the business. For fiscal year 2011, the threshold achievement level under the Bonus Plan for each corporate goal was achievement of 85% of the target goal. Achievement of each corporate goal is calculated independently, and no payment shall be made with respect to a goal unless 85% achievement of such goal is attained for the relevant year. However, no award is paid to any participant if the Company fails to achieve a threshold of 85% of its EBITDA performance objective. Upon achievement of 85% of a corporate goal, 40% of the NEOs' target bonus allocable to that particular goal would be payable. For each 1% of achievement above 85% achievement, bonuses payable would be increased by an additional 4% up to achievement of 100% of the corporate goals (at which level, target bonus would be paid). Each 1% of achievement above target would result in a 3.3% increase in the bonus payable up to achievement of 130% of the corporate goals (at which level, 200% of target bonus would be paid). Each 1% of achievement above 130% of the corporate goals would result in a 1% increase in the bonus payable. Beginning with fiscal year 2010, there have been no maximum awards under the Bonus Plan. The compensation committee decided to remove maximum award amounts because it believes that the Company benefits by providing the executive officers with an unlimited award potential based on achieving the best possible performance results for the Company. Accordingly, the only constraint on the amount payouts under the Bonus Plan is the increased difficulty to achieve incremental results above the financial objectives established to be eligible for a target payout. In making this decision, the compensation committee considered the historical achievements of the Company, the payouts received by the NEOs, and the challenging nature of achieving incremental results above the target levels that already exist in the plan which will act as a limitation and provide reasonable payouts based on achievement of extraordinary results.

The corporate goals under the Bonus Plan for fiscal year 2011 were (1) operating income of the Company on a consolidated basis and, in the case of Mr. Anderson, also with respect to his operating unit, determined in accordance with GAAP, before deducting interest, taxes, depreciation and amortization (“EBITDA”), (2) reduction in working capital and (3) business development objectives (net material margin relating to certain identified new products and/or new customers). The 2011 fiscal year corporate target goals under the Bonus Plan were as follows: achievement of $80,100,000 consolidated EBITDA; achievement of $27,500,000 of net material margin relating to certain identified new products and/or new customers; and the achievement of 48.2 days of working capital. For all of the NEO's except Mr. Anderson, 75% of the NEO's target award under the Bonus Plan was based on the consolidated EBITDA of the Company, 10% was based on achievement of working capital reduction goals and 15% was based on the achievement of business development objectives. For Mr. Anderson, due to his role as an operating group president, 18.75% of his target award under the Bonus Plan was based on the consolidated EBITDA of the Company, 56.25% was based on the EBITDA of his operating unit, 10% was based on achievement of working capital reduction goals for his operating unit and 15% was based on the achievement of new business development objectives for his operating unit. We believe that EBITDA is an appropriate measure of the Company's and our NEOs' success because it emphasizes operating cash flow (which is important for meeting our debt service obligations), revenue performance as well as improvements in our operating efficiency over the relevant period in which NEOs can have significant impact. The Bonus Plan also provides that in the event of a change in control of the Company, participants in the plan are entitled to receive a pro-rata portion of their full target awards for such performance year, assuming 100% achievement of the performance objectives.

In fiscal year 2011, no payouts were made under the Bonus Plan to any participant as the Company did not achieve its threshold EBITDA performance objective, a requirement under the Bonus Plan for payment of any award for achievement of any corporate or subsidiary performance objectives.

Although EBITDA, revenue relating to business development and working capital were used as the financial measures for fiscal year 2011, in the future the compensation committee may use other objective financial performance indicators for the Bonus Plan including, without limitation, the price of our common stock, shareholder return, return on equity, return on investment, return on capital, sales productivity, economic profit, economic value added, net income, operating income, gross margin, sales, free cash flow, working capital, earnings per share, operating company contribution, EBITDA (or any derivative thereof) or market share.

Equity Incentives

In September 2009, our board of directors adopted an equity compensation program, the Euramax Holdings, Inc. 2009 Executive Incentive Plan (the “Equity Plan”), for the purposes of attracting and retaining valued employees. Our long-term equity incentive awards are generally intended to accomplish the following main objectives: create a direct correlation between our financial and equity value performance and compensation paid to the NEOs; function as a long-term retention of the NEOs and all executives; create a corporate culture that aligns employee interests with stockholder interests; attract and motivate key employees; reward participants for performance in relation to the creation of stockholder value; and deliver competitive levels of compensation consistent with our compensation philosophy.

The Equity Plan is administered by the compensation committee, which has authority to act in selecting the eligible employees, officers, directors and consultants to whom equity-based awards may be granted under the Equity Plan. The compensation committee also determines the times at which awards may be granted, the amount and type of award that may be granted, the terms and conditions of awards that are granted and the terms of agreements that are entered into with award recipients. To date, the only types of equity-based awards that have been granted under the Equity Plan are restricted stock and restricted stock units.

On September 24, 2009, awards of restricted stock under the Equity Plan were granted to the NEOs in connection with the Restructuring of the Company. On May 1, 2011, awards of restricted stock under the Equity Plan were granted to Messrs. Anderson, Hummel and Vansant in connection with the Refinancing of the Company. The number of shares of restricted stock granted to the NEOs in 2009 and 2011 was determined based on the Company's discussions with its lenders. The Company does not have a formal policy regarding the timing of making grants of equity-based awards. Other than grants in connection with the Restructuring and the Refinancing of the Company, equity awards have only been granted to new hires. The size of awards granted under the Equity Plan to new hires are determined by the compensation committee and are determined principally based on the total amount authorized under the plan, the historical range of equity grants provided to executives under expired plans with consideration given to the nature of the job and the individual's experience, as well as the current market conditions relating to equity ownership of officers in similar positions at similarly situated companies.

The shares of restricted stock held by our NEOs become vested in four equal installments on the first, second, third and fourth anniversaries of the date of grant. In addition, any unvested shares of restricted stock would become fully vested in the event of a change in control of the Company (as defined in the Equity Plan) or a termination of any of the NEOs' employment by reason of their death or disability. In addition, upon a change in control of the Company, any shares that remain available for issuance under the Plan will be issued to employees who are prior grantees, including the NEOs, on a pro-rata basis at or immediately prior to such change in control. In the alternative, the Company may issue to each such prior grantee, a cash payment equal to the fair market value of the portion of the available shares allocable to such grantee.

Retirement Plan Benefits

Our NEOs participate in the Company's U.S. qualified 401(k) retirement plan that is made available to employees generally. Pursuant to the plan, participants are eligible to receive employer matching contributions. In addition, the CEO and CFO also participate in a non-qualified supplemental executive retirement plan, the Euramax Holdings, Inc. Amended and Restated Supplemental Executive Retirement Plan, which is described in more detail following the Pension Benefits table.

Additional Benefits and Perquisites

We provide our NEOs with certain personal benefits and perquisites that the compensation committee believes are reasonable and essential to our ability to remain competitive in the general marketplace in attracting and retaining executive talent. Such benefits include car allowances, company-paid life and disability insurance premiums, medical benefits and relocation benefits. The personal benefits and perquisites provided to our NEOs in 2011 are described below in a footnote to the All Other Compensation column of the Summary Compensation Table. The compensation committee, in its discretion, may change the personal benefits and perquisites provided to the NEOs.

Accounting and Tax Considerations

In determining which elements of compensation are to be paid, and how they are weighted, we also take into account whether a particular form of compensation will be deductible under Section 162(m) of the Code. Section 162(m) generally limits the deductibility of compensation paid to our NEOs to $1 million during any fiscal year unless such compensation is “performance-based” under Section 162(m). Our compensation program is intended to maximize the deductibility of the compensation paid to our NEOs to the extent that we determine it is in our best interests.

Many other Code provisions, SEC regulations and accounting rules affect the payment of executive compensation and are generally taken into consideration as programs are developed. Our goal is to create and maintain plans that are efficient, effective and in full compliance with these requirements.
Summary Compensation Table

The following table shows the compensation earned by our NEOs during fiscal years ended December 30, 2011 and December 31, 2010.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value (5)	All Other Compensation ($)(6)	Total ($)
Mitchell B. Lewis	2011	567,692	100,000	—	—	31,405	29,034	728,131
CEO and President	2010	525,000	—	—	234,176	44,787	24,088	828,051
R. Scott Vansant	2011	320,250	75,000	57,700	—	31,227	27,232	511,409
Vice President, CFO, & Secretary	2010	320,250	—	—	142,848	43,906	27,690	534,694
Scott R. Anderson	2011	279,100	10,000	57,700	—	—	19,345	366,145
Vice President—U.S. Residential Building Products	2011	279,100	—	—	89,407	—	19,949	388,456
Jeffrey C. Hummel	2011	248,400	10,000	57,700	—	—	19,435	335,535
Vice President, Human Resources	2010	248,400	—	—	66,479	—	12,150	327,029
_______________________________________

(1)	Effective as of June 1, 2011, Mr. Lewis's annual salary was increased from $525,000 to $600,000.

(2)
Reflects discretionary one-time cash bonuses approved by the Board of Directors on May 24, 2011 for Messrs. Lewis, Vansant, Anderson and Hummel for extraordinary performance during a difficult economic environment.

(3)
Reflects the grant date fair value of the restricted stock awards granted to the NEOs in 2011, calculated pursuant to FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 10 to our 2011 audited financial statements.

(4)
Reflects amounts earned under the Bonus Plan with respect to the 2010 fiscal year. No amounts were earned by the NEOs under the Bonus Plan with respect to the 2011 fiscal year because the threshold EBITDA performance objective was not achieved.

(5)
Reflects the aggregate change in the actuarial present value of the accumulated benefits of Messrs. Lewis and Vansant during fiscal years 2011 and 2010 under the Euramax Holdings, Inc. Amended and Restated Supplemental Executive Retirement Plan.

(6)The amounts reflected in this column for fiscal year 2011 include the following:

Name	Health Benefits ($)(a)	Executive Life Insurance ($)(b)	Car Allowance ($)	401(k) Company Match ($)(c)
Mitchell B. Lewis	12,273	1,530	10,708	4,523
R. Scott Vansant	11,373	1,154	10,580	4,125
Scott R. Anderson	12,273	1,006	2,524	3,542
Jeffrey C. Hummel	12,273	895	3,759	2,508
_______________________________________

(a)
The following items are included in this amount: average company cost per employee for the employee medical plan and employee dental plan, actual company expenses for the executive physical program and actual premiums paid by the Company for medical coverage.

(b)	Amounts represent the annual premiums paid by the Company for executive life insurance of our NEOs.

(c)	Amounts represent matching contributions made by the Company to the 401(k) accounts of the NEOs.

Grants of Plan-Based Awards

	Estimated Future Payouts Under Non-Equity Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock Units (#) (4)	Grant Date Fair Value of Stock Awards ($)
Name	Threshold ($)(2)	Target ($)	Maximum ($)(3)
Mitchell B. Lewis	240,000	600,000	—	—	—
R. Scott Vansant	64,050	160,125	—	100	57,700
Scott R. Anderson	39,074	97,685	—	100	57,700
Jeffrey C. Hummel	29,808	74,520	—	100	57,700
_______________________________________

(1)	No amounts were earned by the NEOs under the Bonus Plan with respect to the 2011 fiscal year because the threshold EBITDA performance objective was not achieved.

(2)
Achievement of each corporate goal is calculated independently, and no payment shall be made with respect to a goal unless 85% achievement is attained for the relevant year. However, no award is paid to any participant if the Company fails to achieve a threshold of 85% of its EBITDA performance objective. Upon achievement of 85% of a corporate goal, 40% of the NEOs' target bonus allocable to that particular goal would be payable. The amounts reflected in the threshold column assume achievement of 85% of each goal. For each 1% of achievement above 85% achievement, bonuses payable would be increased by an additional 4% up to achievement of 100% of the corporate goals (at which level, target bonus would be paid). The amounts reflected in the target column assume achievement of 100% of each goal.

(3)
There are no maximum awards under the Bonus Plan. Each 1% of achievement above target would result in a 3.3% increase in the bonus payable up to achievement of 130% of the corporate goals (at which level, 200% of target bonus would be paid). Each 1% of achievement above 130% of the corporate goals would result in a 1% increase in the bonus payable. However, in the event that all executive participants in the plan achieve more than 100% of target in a performance year, the aggregate amount of their awards in excess of target would be reduced, on a pro- rata basis, to no more than 10% of the Company's consolidated EBITDA in excess of the EBITDA performance target. With respect to Mr. Anderson, this reduction would be made if all participants of the Bonus Plan in his operating unit achieved more than 100% of their targets in a performance year.

(4)	Reflects shares of restricted stock granted during 2011.
Employment Agreements

On June 12, 2009, we entered into amended and restated employment agreements with Mr. Lewis, our Chief Executive Officer, and Mr. Vansant, our Chief Financial Officer. On June 1, 2011, we entered into a further amended and restated employment agreement with Mr. Lewis. Each of these employment agreements provide for a two-year initial term (commencing June 1, 2011 for Mr. Lewis and June 12, 2009 for Mr. Vansant), with day-to-day extensions of the term thereafter unless and until the Company or the executive provides at least 60 days notice of non-renewal. The employment agreements each provide for an initial annual base salary, which is $600,000 for Mr. Lewis and $305,000 for Mr. Vansant. In addition, the employment agreements provide that Messrs. Lewis and Vansant are eligible to participate in our performance-based cash incentive bonus program, with a target annual bonus for Mr. Lewis equal to 100% of his base salary and for Mr. Vansant equal to 50% of his base salary. Messrs. Lewis and Vansant are also eligible to participate in benefit plans in which our other senior executives participate. In addition, their employment agreements provide for certain payments and benefits in the event of a termination of their employment under specific circumstances. Such termination payments and benefits and conditions to receipt of such payments and benefits are described below in the section titled “Potential Payments Upon Termination of Employment and a Change in Control.” Messrs. Lewis and Vansant are the only NEOs that are party to employment agreements with the Company.

Outstanding Equity Awards at Fiscal Year-End

The table below sets forth certain information regarding the outstanding equity awards held by our NEOs as of December 30, 2011.

		Stock Awards
Name	Year Granted	Number of Shares of Stock that Have Not Vested (#)(1)	Market Value of Shares of Stock that Have Not Vested ($)(2)
Mitchell B. Lewis	2011	—	—
	2009	1,700	1,487,500
R. Scott Vansant	2011	100	87,500
	2009	1,200	1,050,000
Scott R. Anderson	2011	100	87,500
	2009	600	525,000
Jeffrey C. Hummel	2011	100	87,500
	2009	400	350,000
_______________________________________

(1)
The above reflects restricted stock grants made to the NEOs in 2009 (which were 50% vested as of December 30, 2011) and in 2011 other than to Mr. Lewis (all of which were unvested as of December 30, 2011). All shares of restricted stock held by our NEOs become vested in four equal installments on the first, second, third and fourth year anniversaries of the date of grant. In addition, any unvested shares of restricted stock would become fully vested in the event of a change in control of the Company (as defined in the Equity Plan) or a termination of any of the NEOs' employment by reason of their death or disability.

(2)
The market value of restricted stock held by our NEOs has been calculated by multiplying the number of shares of restricted stock held by each NEO as of December 30, 2011 by the fair market value of a share of Company common stock as of such date, which was determined internally by the Company.

Stock Vested During Fiscal Year 2011
The table below sets forth certain information regarding restricted stock held by our NEOs that became vested during fiscal year 2011.

Name	Number of Shares of Stock That Became Vested (#)	Value Realized on Vesting ($)(1)
Mitchell B. Lewis	850	490,450
R. Scott Vansant	600	346,200
Scott R. Anderson	300	173,100
Jeffrey C. Hummel	200	115,400

(1)
The value realized upon the vesting of shares of restricted stock held by our NEOs has been calculated by multiplying the number of shares of restricted stock that became vested by the fair market value of a share of Company common stock on the applicable vesting date, which was determined internally by the Company.

Pension Benefits

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
Mitchell B. Lewis	Euramax Holdings, Inc. Amended and Restated Supplemental Executive Retirement Plan	23	198,595	—
R. Scott Vansant	Euramax Holdings, Inc. Amended and Restated Supplemental Executive Retirement Plan	21	193,024	—
Scott R. Anderson	—	—	—	—
Jeffrey C. Hummel	—	—	—	—
_______________________________________

(1)
The valuation method used to calculate these amounts was the Projected Unit Credit Method. Material assumptions applied in determining these amounts were a discount rate of 3.82% and an assumed retirement age of 65, the earliest time at which Messrs. Lewis and Vansant may retire under the plan without any benefit reduction due to age.

We maintain the Euramax Holdings, Inc. Amended and Restated Supplemental Executive Retirement Plan ("SERP"), a separate supplemental non-qualified pension plan in which the CEO and CFO participate. The SERP provides for a lump sum benefit that is the equivalent of an amount payable in the form of a life annuity starting at age 65 of $46,000 per year. Mr. Lewis and Mr. Vansant are currently 50 years old. Benefits under the plan are not vested until the executives attain age 55, or, if earlier, upon their total and permanent disability, death, or a change in control of the Company. Payment of benefits under the plan are paid upon retirement, disability, death or upon a termination of the executives' employment by the Company upon the occurrence of a change in control of the Company or by the executives within one year of a change in control if there has been a material reduction in duties or compensation or authority or if they have been required to relocated from Atlanta, Georgia ("Constructive Termination"). If benefits become payable before the executives' attain age 65, only a specified percentage of the benefit will be payable, which percentage increases from 50% at age 55 to 96% at age 64.

Potential Payments Upon Termination of Employment and a Change in Control

The compensation committee believes that our current severance arrangements protect stockholder interests by retaining management and keeping their focus on the business should periods of uncertainty arise. Because our severance arrangements are structured to serve such purposes and because severance agreements represent a contractual obligation of our Company, decisions relating to other elements of compensation have minimal effect on decisions relating to existing severance agreements.

In the case of Messrs. Lewis and Vansant, the termination payments and benefits to which they would be entitled are set forth in their employment agreements. If, during the term of their respective agreements, the employment of Mr. Lewis or Mr. Vansant is terminated by the Company without "cause," or Mr. Lewis or Mr. Vansant resigns from their employment for "good reason" (each as defined in their agreements), they would each be entitled to the following severance payments and benefits:

1.
A pro-rata portion of their annual bonus, calculated based on the number of days worked in the year in which termination occurs, at a level at least equal to 50% of their actual bonus for the relevant year;

2.
Lump sum payment equal to two times the sum of (A) their respective base salaries in effect 30 days prior to termination and (B) 50% of their respective annualized base salary for the fiscal year in which the date of termination occurs; and

3.
Continuation of coverage under the Company's insurance plans for the executives and their qualified beneficiaries for 24 months following the date of termination, at the rates paid by other senior executives.

Mr. Lewis and Mr. Vansant's receipt of the termination payments and benefits is contingent upon execution of a general release of any and all claims arising out of or related to their employment with us and the termination of their employment, and compliance with the restrictive covenants described in the following paragraph.

Pursuant to their employment agreements, Messrs. Lewis and Vansant have also agreed to customary restrictions with respect to the disclosure and use of our confidential information, and each has agreed that all intellectual property developed or conceived by them while employed with us relating to our business is our property. In addition, during the term of their employment and for the 24 month period following their respective terminations of employment for any reason, Mr. Lewis and Mr. Vansant have each agreed not to (1) solicit or hire any of our employees, (2) induce or attempt to induce any supplier, licensee, licensor or other material business relation of ours to cease doing business with us, or (3) participate (whether as an officer, director, employee or otherwise) in any competitive business.

Messrs. Anderson and Hummel are eligible to receive termination benefits under the Amerimax Fabricated Products, Inc. Severance Pay Plan (the "Severance Pay Plan"). Under the terms of the Severance Pay Plan applicable to Messrs. Anderson and Hummel as in effective as of December 30, 2011, upon an involuntary termination of employment by the Company due to a job elimination or restructuring caused by a merger, acquisition, divestiture, unit shutdown, departmental consolidation, technological change or similar business reason, as determined by the Company ("Qualifying Termination"), participants shall be paid 26 weeks of base salary plus an additional one week of base salary for each year of service up to a maximum total payment of 52 weeks of base salary, to be paid in a lump sum following the date that the release of claims described below becomes irrevocable by its terms. For purposes of the Severance Pay Plan, payment amounts shall be calculated on the basis of the participant's position and base salary immediately prior to the Qualifying Termination of employment and "base salary" shall be deemed to mean the Participant's base salary in effect at that time excluding any bonuses, awards, overtime, premiums, expense reimbursements, etc. All rights to payments under the Severance Pay Plan cease upon subsequent employment following a Qualifying Termination. Receipt of severance under the Severance Pay Plan is subject to execution of an agreement that contains a general release of any and all claims arising out of or related to their employment with us and the termination of their employment as well as restrictive covenants regarding solicitation or hiring of our employees as well as solicitation of our customers, in each case which govern for two years following the termination of their employment. The agreement also contains confidentiality and non-disparagement covenants of infinite duration. The agreement which such NEOs will be required to sign in order to receive payments under the Severance Pay Plan provides that in the event of a breach of any such covenant, they must repay all severance paid to them, except for the sum of 10% of such severance or $500, whichever is greater.

In the event of a termination of the employment of our NEOs by the Company for cause or by the NEOs' voluntary resignation without good reason, none of the NEOs would be entitled to receive severance benefits or payments from the Company.

The table below quantifies the payments and benefits that our NEOs would be entitled to receive upon the termination of their employment under various circumstances, in each case, assuming such termination of employment occurred as of December 30, 2011. The information below does not incorporate the terms of any agreement entered into after December 30, 2011. It should also be noted that as of December 30, 2011, there were no accrued but unpaid obligations to the NEOs.

Termination Payments

		Severance ($)		Continuation of Benefits ($)(4)	Acceleration of Equity ($)(5)	SERP Benefit ($)(6)	Total ($)
Termination without Cause/	M. Lewis	1,800,000	(1)	41,592	—	—	1,841,592
	R. S. Vansant	960,750	(1)	41,592	—	—	1,002,342
	S. Anderson	—		—	—	—	—
	J. Hummel	—		—	—	—	—
Qualifying Termination	M. Lewis	—		—	—	—	—
	R. S. Vansant	—		—	—	—	—
	S. Anderson	139,550	(2)	—	—	—	139,550
	J. Hummel	90,762	(2)	—	—	—	90,762
Resignation for Good Reason	M. Lewis	1,800,000	(1)	41,592	—	—	1,841,592
	R. S. Vansant	960,750	(1)	41,592	—	—	1,002,342
	S. Anderson	—		—	—	—	—
	J. Hummel	—		—	—	—	—
Death or Disability	M. Lewis	—	(3)	—	1,487,500	352,858	1,840,358
	R. S. Vansant	—	(3)	—	1,225,000	354,048	1,579,048
	S. Anderson	—		—	700,000	—	700,000
	J. Hummel	—		—	525,000	—	525,000
Retirement	M. Lewis	—		—	—	—	—
	R. S. Vansant	—		—	—	—	—
	S. Anderson	—		—	—	—	—
	J. Hummel	—		—	—	—	—
_______________________________________

(1)
These amounts include two times the sum of (a) their respective base salaries in effect 30 days prior to termination and (b) 50% of their respective annualized base salaries, which is required under the employment agreements of Messrs. Lewis and Vansant. No amount has been included with respect to a pro-rata bonus because no amounts were earned under the Bonus Plan during fiscal year 2011.

(2)
These amounts reflect the severance payable to Messrs. Anderson and Hummel pursuant to the Severance Pay Plan in the event of a Qualifying Termination (as defined herein). Based on their years of service, Mr. Anderson would be paid 52 weeks of severance and Mr. Hummel would be paid 27 weeks of severance.

(3)
Under the employment agreements for each of Messrs. Lewis and Vansant, the Company is not obligated to pay them any severance in the event of a termination by reason of death or disability. However, the Company may choose to pay them all or a portion of the bonus payable for the year in which termination occurs, at the Company's discretion. No amounts with respect to the bonus have been included here because no bonuses were earned with respect to fiscal year 2011.

(4)
These amounts reflect the cost to the Company, as of December 30, 2011, of providing continuation of coverage under the Company's insurance plans for them and their qualified beneficiaries for 24 months, at the rates paid by other senior executives, which is required under the employment agreements of Messrs. Lewis and Vansant.

(5)
The value of the accelerated vesting of restricted stock held by our NEOs has been calculated by multiplying the number of shares of restricted stock held by each NEO as of December 30, 2011 by the fair market value of a share of Company common stock as of such date, which was determined internally by the Company.

(6)
In the event of a termination by reason of death or disability, benefits of Messrs. Lewis and Vansant pursuant to the SERP would become vested such that the benefit payable in connection with such event would be equal to the benefits paid to them had they attained age 55. As a result, these amounts reflect the present value as of December 30, 2011 of the amounts that would be payable to Messrs. Lewis and Vansant under the SERP upon a termination upon attainment of age 55. In the event of the retirement of Messrs. Lewis and Vansant on December 30, 2011, no amounts would be payable under the SERP because both of them were younger than age 55 as of such date.

Change in Control Benefits

As discussed above, the Bonus Plan provides that in the event of a change in control of the Company, participants in the plan are entitled to receive a pro-rata portion of his or her full target award for such performance year, assuming 100% achievement of the performance objectives, to be paid no later than 15 days following the change in control. In addition, in the event of a change in control of the Company, the vesting of the shares of restricted stock that have been granted to our NEOs would become accelerated. In addition, any shares that remain available for issuance under the Plan will be issued to prior grantees, including the NEOs, on a pro-rata basis at or immediately prior to such change in control. In the alternative, the Company may issue to each prior grantee, a cash payment equal to the fair market value of the portion of the available shares allocable to such grantee. Further, retirement benefits of Messrs. Lewis and Vansant under the SERP would become vested upon a change in control of the Company. The below table quantifies the value of such benefits, assuming such change in control occurred as of December 30, 2011.

Name	Pro-Rata Annual Bonus ($)(1)	Value of Accelerated Vesting of Restricted Stock & Value of Additional Pro-Rata Restricted Stock Grants ($)(2)	SERP Benefit ($)(3)
Mitchell B. Lewis	—	1,938,572	352,858
R. Scott Vansant	—	1,587,921	354,048
Scott R. Anderson	—	888,719	—
Jeffrey C. Hummel	—	655,652	—
_______________________________________

(1)	No amount has been included with respect to a pro-rata bonus because no amounts were earned under the Bonus Plan during fiscal year 2011.

(2)
The value of the accelerated vesting of restricted stock held by our NEOs has been calculated by multiplying the number of shares of restricted stock held by each NEO as of December 30, 2011 by the fair market value of a share of Company common stock as of such date, which was determined internally by the Company. In addition, these amounts also include the value of the pro-rata share of additional awards of restricted stock that would be granted to each of our NEOs pursuant to the Equity Plan in connection with the change in control, based on a $875 per share fair market value as of December 30, 2011.

(3)
In the event of a change in control, benefits of Messrs. Lewis and Vansant pursuant to the SERP would become vested to the such that the benefits payable to them under the SERP be equal to the benefits paid to them had they attained age 55. However, note that a change in control is only a vesting event under the plan, not a payout event. Such benefits would be paid out upon a Constructive Termination (as defined herein) of Messrs. Lewis' and Vansant's employment. These amounts assume that a change in control and Constructive Termination have occurred and reflect the present value as of December 30, 2011 of the amounts that would be payable to Messrs. Lewis and Vansant under the SERP in these circumstances upon attainment of age 55, applying a discount rate of 3.82%.

Director and Officer Indemnification and Limitation of Liability

We are currently party to indemnification agreements with each of our directors. There is no pending litigation or proceeding naming any of our directors or officers pursuant to which indemnification is being sought, and we are not aware of any pending or threatened litigation that may result in claims for indemnification by any director.

Compensation of Directors

The table below sets forth information regarding the compensation earned by our non-employee directors during fiscal year 2011.

Name	Fees Earned or Paid In Cash ($)(1)	Stock Awards ($)(2)(3)	Total ($)
Marjorie L. Bowen	77,000	—	77,000
James G. Bradley	69,000	—	69,000
Jeffrey A. Brodsky	75,000	—	75,000
G. Fulton Collins	74,000	—	74,000
Michael D. Lundin	86,000	—	86,000
Alvo M. Oddis	68,513	288,500	357,013
_______________________________________

(1)
Amounts in this column include the following fees: an annual fee of $50,000 for each director; an additional fee of $15,000 for the chairman of the board of directors; an additional fee of $10,000 for the chairs of each of the audit committee and compensation committee; and an additional fee of $5,000 for directors serving on the compensation or audit committee. These fees are pro-rated for partial years of service. In addition, directors receive a $2,000 fee for each meeting attended, and a $1,000 fee for each meeting attended telephonically.

(2)
The amount in this column reflects the aggregate grant date fair value of restricted stock awards granted to Mr. Oddis in 2011, computed in accordance with FASB ASC Topic 718, based on assumptions described in Note 10 to our 2011 audited financial statements.

(3)
As of December 30, 2011, Messrs. Lundin, Bowen, Brodsky and Oddis each held 250 shares of unvested restricted stock and Mr. Bradley held 375 shares of unvested restricted stock. Shares of restricted stock granted to our directors other than Mr. Oddis become vested in four equal installments on the first, second, third and fourth year anniversaries of the date of grant. Mr. Oddis's restricted stock award becomes 50%, 75% and 100% vested on each of September 24, 2010, 2011 and 2012 in order to bring his vesting schedule in line with the grants of restricted stock made to the other directors in September 2009. In addition, any shares of restricted stock held by our directors would become fully vested in the event of a change in control of the Company (as defined in the Equity Plan) or a termination of any of the director's service on the board of directors by reason of their death or disability.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information as of December 30, 2011 regarding beneficial ownership of the common stock of Euramax Holdings by:

• each of the directors of Euramax Holdings;
• each of the executive officers of Euramax Holdings;
• each stockholder known by us to beneficially hold five percent or more of the common stock of Euramax Holdings; and
• all of the executive officers and directors of Euramax Holdings as a group.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Shares Beneficially Owned
Name and Address	Number	Percent
Highland Capital Management, L.P. 300 Crescent Court, Suite 700, Dallas, TX 75201	39,945.3	21.5%
Levine Leichtman Capital Partners Deep Value Fund 335 North Maple Drive, Suite 130, Beverly Hills, CA 90210	28,690.2	15.5%
UBS AG, London Branch & Stamford Branch 677 Washington Blvd, Samford, CT 06912	16,040.3	8.7%
Credit Suisse Alternative Capital, Inc. 11 Madison Avenue, New York, NY 10010	14,958.6	8.1%
UniCredit Bank 150 E. 42nd Street, 31st Floor, New York, NY 10017	9,349.1	5.0%
Van Kampen Asset Management, Inc. 1 Parkview Plaza, PO Box 55555, Oakbrook Terrace, IL 60181-5555	9,349.1	5.0%
BlackRock Advisors, LLC 55 East 52nd Street, 6th Floor, New York, NY 10055	9,200.7	5.0%
Mitchell B. Lewis (1)	7,431.0	4.0%
R. Scott Vansant (2)	5,815.3	3.1%
Scott R. Anderson (3)	1,457.1	*
Jeffrey C. Hummel (4)	400	*
Michael D. Lundin (5)	250	*
Marjorie L. Bowen (6)	250	*
Jeffrey A. Brodsky (7)	250	*
Alvo M. Oddis (8)	250	*
James G. Bradley (9)	125	*
G. Fulton Collins	—	—
All directors and executive officers, as a group (10 persons)	16,228.4	8.75%
_______________________________________

* Less than 1%
(1) Does not include approximately 1,700 shares of granted but unvested restricted stock awards.
(2) Does not include approximately 1,300 shares of granted but unvested restricted stock awards.
(3) Does not include approximately 700 shares of granted but unvested restricted stock awards.
(4) Does not include approximately 500 shares of granted but unvested restricted stock awards.
(5) Does not include approximately 250 shares of granted but unvested restricted stock awards.
(6) Does not include approximately 250 shares of granted but unvested restricted stock awards.
(7) Does not include approximately 250 shares of granted but unvested restricted stock awards.
(8) Does not include approximately 250 shares of granted but unvested restricted stock units.
(9) Does not include approximately 375 shares of granted but unvested restricted stock awards.

The following table summarizes information, as of December 30, 2011, relating to equity compensation plans of Euramax Holdings pursuant to which grants of restricted stock, or certain other rights to acquire shares of Euramax Holdings may be granted from time to time.

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding restricted shares [1]	Weighted-average exercise price of outstanding options, warrants and rights [2]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	9,825	N/A	3,274.5
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	9,825		3,274.5

[1]
Includes shares issuable pursuant to the Euramax Holdings, Inc. Executive Incentive Plan (the Plan). Under the Plan, the Company reserved 21,737 restricted shares of Class A Common Stock for issuance to selected officers, directors and other key employees. The Company has granted a total of 16,600 shares of restricted stock and 3,850 shares of restricted stock units under the Plan, which vest ratably over four years based upon continued employment or immediately upon a change in control or termination of employment by reason of death or disability.

[2]	The weighted average grant date fair value of outstanding restricted shares and restricted share units as of December 30, 2011 was $636.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This section describes related party transactions that have occurred since December 31, 2010, and any currently proposed transactions, that involve Euramax Holdings or its subsidiaries and exceed $120,000, and in which any director, executive officer and/or 5% stockholder had or has a direct or indirect material interest.

Restructuring

On June 29, 2009, we, our then-existing equity sponsors and certain management shareholders agreed to a restructuring of indebtedness owed to lenders under our then existing first and second lien credit agreements and of amounts owed to counterparties under our then-existing interest rate swaps. Under the terms of the Restructuring, lenders cancelled 100% of amounts owed under our second lien credit agreement consisting of principal and accrued interest of $191 million and $12 million, respectively, in exchange for 100% of the issued and outstanding stock of Euramax Holdings. The stock of Euramax Holdings was issued to lenders in proportion to their holdings of the second lien loans prior to the Restructuring. The following lenders who received common stock of Euramax Holdings in the Restructuring currently own more than 5% of the common stock of Euramax Holdings: Highland Capital Management, L.P., Levine Leichtman Capital Partners Deep Value Fund LP, UBS AG, Stamford Branch, Credit Suisse Alternative Capital, Inc, UniCredit Bank, and Van Kampen Asset Management, Inc. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" Also see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for additional information regarding the Restructuring.

Stockholders Agreement

In connection with the June 2009 Restructuring, Euramax Holdings entered into a stockholders agreement with the holders of its common stock. The stockholders agreement provides that stockholders holding a majority of the outstanding common stock of Euramax Holdings must approve, among other things:

•	any asset acquisition or series of asset acquisitions in excess of $100.0 million (other than supply agreements entered into in the ordinary course of business of Euramax Holdings);

•
the creation, incurrence, assumption, guarantee, refinancing or prepayment of any indebtedness, the outstanding principal amount of which is greater than $50.0 million at any one time, or any material modification or alteration to the terms and provisions of any such indebtedness (excluding our then-existing First Lien Credit Facility, our then-existing ABL facility and any refinancings or replacements thereof);

•
the redemption or repurchase of any equity securities or debt or debt securities of Euramax Holdings or any of its subsidiaries on other than a pro rata basis among all holders of such securities being repurchased or redeemed, subject to certain exceptions;

•	a public offering of the common stock of Euramax Holdings or securities into which the common stock of Euramax Holdings may be converted;

•
the sale, lease, disposition or abandonment of any of the properties and assets of Euramax Holdings (other than properties, materials, supplies, equipment or other personal property disposed of in the ordinary course of business which do not have a sale price in excess of $100.0 million individually or in the aggregate and are not otherwise material to the business of Euramax Holdings);

•
the merger or consolidation of Euramax Holdings with any other entity, the conversion of Euramax Holdings into another form of entity, the exchange of the interests of Euramax Holdings with any other person or entity or the entry into any joint venture, partnership or consortium agreement;

•	the abandonment of any existing lines of business of Euramax Holdings that constitute $50.0 million or more of the revenue of Euramax Holdings in the immediately preceding 12-month period;

•
any loans or advance payments of (i) compensation or (ii) other consideration to any of the officers or employees of Euramax Holdings, or any of Euramax Holdings' or the existing stockholders' directors, in excess of $100,000, subject to certain exceptions;

•
the entry into any other material contract or agreement, or series of contracts or agreements, that would obligate Euramax Holdings to expend, or transfer assets with a value of, $100.0 million or more (other than supply agreements entered into in the ordinary course of business of Euramax Holdings);

•	any amendment or restatement of the charter or bylaws of Euramax Holdings;

•	any increase or decrease in the number of directors on the board of directors of Euramax Holdings; and

•	any actions, authorizations or approvals or agreements with respect to the foregoing provisions.

The stockholders agreement imposes transfer restrictions that control the manner in which the stockholders of Euramax

Holdings may transfer their shares of common stock of Euramax Holdings as well as certain tag-along, drag-along and preemptive rights with respect to the equity securities of Euramax Holdings. The preemptive rights do not apply in connection with a public offering. The stockholders agreement also provides that the seven members of the board of directors of Euramax Holdings will be elected to the board of directors.

The stockholders agreement will terminate upon a "qualified public offering," defined as (i) an underwritten public offering of the common stock of Euramax Holdings in which Euramax Holdings receives no less than $50 million of net proceeds or (ii) a demand registration under the Registration Rights Agreement that is the first public offering of the common stock of Euramax Holdings.

Registration Rights Agreement

In June 2009, Euramax Holdings entered into a registration rights agreement with its existing stockholders. Under the registration rights agreement, a stockholder of Euramax Holdings who holds "registrable securities" may request that Euramax Holdings register such registrable securities through a demand registration or a piggyback registration. Registrable securities include the common stock of Euramax Holdings delivered to its stockholders in connection with the Restructuring (whether or not the common stock of Euramax Holdings continues to be held by the stockholder who acquired the common stock in the Restructuring) and common stock of Euramax Holdings issued to management under its Executive Incentive Plan.

Piggyback Registration.    If Euramax Holdings proposes to register any securities then, within a specified number of days prior to the anticipated date of the preliminary prospectus relating to the registration, Euramax Holdings must notify each holder of registrable securities of the registration and offer each of them the opportunity to include as many of their registrable securities in the registration statement as they may request. If the managing underwriter of the proposed offering should advise Euramax Holdings that, in its view, the number of shares requested to be registered exceeds the largest number of shares that can be sold without having an adverse effect on the proposed registered offering, Euramax Holdings will include (i) first, any securities proposed to be registered for Euramax Holdings, (ii) second, all securities requested to be registered by the holders of registrable securities and (iii) third, any securities proposed to be registered for any other person with respect to such priorities among them as Euramax Holdings determines.

Demand Registration.    Stockholders holding a majority of the outstanding common stock of Euramax Holdings may request that Euramax Holdings register all or any portion of their registrable securities. If Euramax Holdings receives notice from stockholders who hold registrable securities requesting a demand registration, Euramax Holdings must provide notice of the requested registration to each stockholder who holds registrable securities within a specified number of days prior to the anticipated date of the preliminary prospectus. If the managing underwriter of the proposed offering should advise Euramax Holdings that, in its view, the number of shares requested to be registered exceeds the largest number of shares that can be sold without having an adverse effect on the proposed registered offering, Euramax Holdings will include (i) first, all securities requested to be registered by the stockholders and (ii) second, any securities proposed to be registered by Euramax Holdings.

Euramax Holdings is not required to effect a demand registration within three months of a public offering of its securities. Euramax Holdings is not required to effect more than four demand registrations, and is not required to effect more than one demand registration in any six-month period. Euramax Holdings is not obligated to effect a demand registration for any offering which would be its first public offering, unless the managing underwriter advises Euramax Holdings that, in its view, such offering would result in Euramax Holdings and the registering stockholders receiving, in the aggregate, no less than $50 million of net proceeds from the offering. The stockholder requesting a demand registration has the right to select an underwriter or underwriters in connection with the demand registration offering, subject to Euramax Holdings' approval. Euramax Holdings will select the underwriter or underwriters in connection with any other public offering.

The registration rights agreement may only be amended with the consent of the board of directors of Euramax Holdings and stockholders holding at least two-thirds of the then outstanding registrable securities of Euramax Holdings.

Senior Unsecured Loan Facility

In March 2011, Euramax Holdings, Euramax International and certain of our domestic subsidiaries entered into the Senior Unsecured Loan Facility with investment funds affiliated with Highland Capital Management, L.P. and Levine Leichtman Capital Partners, as lenders. The amount outstanding under the Senior Unsecured Loan Facility as of the dates of this report, and the maximum amount outstanding during 2011, was $125 million. For a description of the terms of the Senior Unsecured Loan Facility, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Senior Unsecured Loan Facility."

Policies for Review and Approval of Related Party Transactions

We are in the process of adopting a formal Related Party Transaction Policy, which is designed to monitor and ensure the proper review, approval, ratification and disclosure of related party transactions. The policy will apply to any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and the amount involved exceeds $120,000, and in which any related party had, has or will have a direct or indirect material interest. The audit committee of our board of directors must review, approve and ratify a related party transaction if such transaction is consistent with the Related Party Transaction Policy and is on terms, taken as a whole, which the audit committee believes are no less favorable to us than could be obtained in an arms-length transaction with an unrelated third party, unless the audit committee otherwise determines that the transaction is not in our best interests. Any related party transaction or modification of such transaction which our board of directors has approved or ratified by the affirmative vote of a majority of directors, who do not have a direct or indirect material interest in such transaction, does not need to be approved or ratified by our audit committee. In addition, related party transactions involving compensation may be approved by our compensation committee or the full board of directors in lieu of our audit committee. We expect to adopt and implement the Related Party Transaction Policy during the first quarter of 2012. There have been no Related Party Transactions of a material nature during fiscal years 2009, 2010, or 2011 which were not approved by the audit committee or board of directors.

Director Independence

The board of directors of the Company has determined that each of the directors of the Company is independent within the rules of the SEC, NYSE, and Nasdaq, other than Mr. Lewis, our CEO.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents by category of service the total fees for services rendered by Ernst & Young LLP, the Company’s principal accountant, for the years ended December 30, 2011 and 2010.

	2011	2010
Audit Fees	$1,069,506	$2,414,067
Audit-Related Fees (1)	238,742	—
Tax Fees (2)	1,664,654	1,396,519
All Other Fees (3)	1,995	1,995
	$2,974,897	$3,812,581

(1)
Includes fees and out-of-pocket expenses for professional services rendered in connection with the audit of the Company’s annual consolidated financial statements, as well as other statutory audit services. Amount also includes fees for reviews of quarterly financial statements, comfort letters, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(2)	Includes tax compliance services in certain foreign locations.

(3)	All other fees in 2011 include a subscription for access to an accounting research tool.

Pre-Approval Policies and Procedures
The Audit Committee annually engages and pre-approves the audit and audit-related services provided by the independent registered public accounting firm, for the following year, to assure that the provision of such services does not impair the auditor’s independence. All allowable non-audit services are regularly required to be specifically identified and submitted to the Audit Committee for approval during regularly scheduled meetings.
For 2011, the Audit Committee discussed the non-audit services with Ernst & Young LLP and management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC and Public Accounting Oversight Board. Following such discussions, the Audit Committee determined that the provision of such non-audit services by Ernst & Young LLP was compatible with maintaining their independence.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets — December 30, 2011 and December 31, 2010.
Consolidated Statements of Operations — Years ended December 30, 2011, December 31, 2010 and December 25, 2009.
Consolidated Statements of Changes in Equity (Deficit) — Years ended December 30, 2011, December 31, 2010 and December 25, 2009.
Consolidated Statements of Cash Flows — Years ended December 30, 2011, December 31, 2010 and December 25, 2009.
Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions, are inapplicable, or the information is included in the consolidated financial statements, and have therefore been omitted, other than Schedule 1 - Condensed Financial Information Euramax Holdings, Inc. (Parent Company Only).

3. List of Exhibits

See Exhibit Index beginning on page 136 of this report.

EXHIBIT INDEX

Exhibit Number		Description
2.1	**	Purchase Agreement, dated as of June 24, 1996, between Euramax International, Ltd. and Alumax Inc.*
2.2	**	First Amendment to Purchase Agreement, dated as of September 25, 1996, between Euramax International, Ltd. and Alumax Inc.*
3.1	**	Certificate of Incorporation of Euramax Holdings, Inc.
3.2	***	Bylaws of Euramax Holdings, Inc.
4.1	**	Indenture, dated as of March 18, 2011, by and among Euramax International, Inc., the Guarantors, and Wells Fargo Bank, National Association, as Trustee.
4.2	**	Form of 9 1/2% notes Senior Secured Notes due 2016
4.3	*****	First Supplemental Indenture, dated as of December 21, 2011, by and among Euramax International Inc., the Guarantors, and Wells Fargo Bank, National Association, as Trustee.
4.4	**	Registration Rights Agreement, dated as of June 29, 2009, among Euramax Holdings, Inc. and the Stockholders named therein.
4.5	**	Amendment No. 1 to the Registration Rights Agreement, dated as of July 21, 2010, among Euramax Holdings, Inc. and the Stockholders named therein.
10.1	***
Amended and Restated Senior Secured Revolving Credit and Guaranty Agreement, dated March 18, 2011, by and among Euramax International, Inc., Euramax Holdings, Inc., certain domestic subsidiaries of Euramax International, Inc., various lenders, Regions Bank, as Collateral and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, and Regions Business Capital, as Sole Lead Arranger and Bookrunner.

10.2	***
First Amendment to the Amended and Restated Senior Secured Revolving Credit and Guaranty Agreement, dated April 5, 2011, by and among Euramax International, Inc., Euramax Holdings, Inc., certain domestic subsidiaries of Euramax International, Inc., various lenders, Regions Bank, as Collateral and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, and Regions Business Capital, as Sole Lead Arranger and Bookrunner.

10.3	**	Pledge and Security Agreement, dated March 18, 2011, by and among Euramax International, Inc., the Guarantors and Wells Fargo Bank, National Association, as collateral trustee.
10.4	***
Credit and Guaranty Agreement, dated as of March 3, 2011, by and among Euramax International, Inc., as borrower, Euramax Holdings, Inc. and certain subsidiaries of Euramax International, Inc. named therein, as guarantors, and investment funds affiliated with Highland Capital Management, L.P. and Levine Leichtman Capital Partners, as lenders.

10.5	**
First Amendment to Credit and Guaranty Agreement, dated as of April 13, 2011, by and among Euramax International, Inc., as borrower, Euramax Holdings, Inc. and certain subsidiaries of Euramax International,  Inc. named therein as guarantors, the lenders party thereto from time to time and Nexbank SSB, as administrative agent.

10.6	**	Amended and Restated Pledge and Security Agreement, dated March 18, 2011, by and among Euramax International, Inc., the other grantors party thereto and Regions Bank as Agent.
10.7	**
General Intercreditor Agreement, dated March 18, 2011, by and among Regions Bank, as ABL Collateral Agent, the Collateral Trustee, Euramax International, Inc. and the Guarantors and the other parties from time to time a party thereto.

10.8	****
Stockholders Agreement, dated June 29, 2009, by and among Euramax Holdings, Inc. and holders of its common stock (certain portions of this exhibit have been omitted pursuant to a request for confidential treatment).

10.9	†**	Euramax Holdings, Inc. 2009 Executive Incentive Plan, effective as of September 24, 2009.
10.10	†**	Amended and Restated Executive Employment Agreement, dated as of June 1, 2011, by and between Euramax Holdings, Inc. and Mitchell Lewis.
10.11	†**	Amended and Restated Executive Employment Agreement, dated as of June 12, 2009, by and between Euramax Holdings, Inc. and Scott Vansant.
10.12	†**	Form of Restricted Stock Agreement for directors and executive officers under the Euramax Holdings, Inc. 2009 Executive Incentive Plan.
10.13	†**	2011 Phantom Stock Plan of Euramax Holdings, Inc., dated April 15, 2011.
10.14	†**	Euramax International, Inc. Euramax Incentive Compensation Plan, dated February 4, 2010, as amended on January 14, 2011.
10.15	†**	Euramax International, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended, effective as of January 1, 2009.
12.1		Statement Regarding Computation of Ratios.
14.1		Euramax International, Inc. Code of Business Conduct and Ethics
21.1		List of Subsidiaries of Euramax Holdings, Inc.
31.1
Certification of the Chief Executive Officer pursuant to the Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended, and Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.

31.2
Certification of the Chief Financial Officer pursuant to the Rules 13a-14(a) and 15d-14(a) promulgated under the Securities and Exchange Act of 1934, as amended, and item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes -Oxley Act of 2002.

Exhibit Number	Description
32.1	Certification of the CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxely Act of 2002.
________________________________
† Management contract or compensatory plan or arrangement

* Schedules and similar attachments to the Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted schedule or similar attachment to the SEC upon request.

** Previously filed with the Registration Statement on Form S-4 of Euramax International, Inc. (File No. 333-176561), filed with the SEC on August 30, 2011.

*** Previously filed with Amendment No. 1 to the Registration Statement on Form S-4 of Euramax International, Inc. (File No. 333-176561), filed with the SEC on October 21, 2011.

**** Previously filed with Amendment No. 3 to the Registration Statement on Form S-4 of Euramax International, Inc. (File No. 333-176561), filed with the SEC on December 9, 2011.

***** Previously filed with Amendment No. 4 to the Registration Statement on Form S-4 of Euramax International, Inc. (File No. 333-176561), filed with the SEC on December 22, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EURAMAX HOLDINGS, INC.
By:	/s/ Mitchell B. Lewis
Mitchell B. Lewis Chief Executive Officer and President

Date: March 23, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mitchell B. Lewis	Chief Executive Officer, President and Director (Principal Executive Officer)	March 23, 2012
Mitchell B. Lewis

/s/ R. Scott Vansant	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2012
R. Scott Vansant

/s/ Michael D. Lundin	Chairman of the Board of Directors	March 23, 2012
Michael D. Lundin

/s/ James G. Bradley	Director	March 23, 2012
James G. Bradley

/s/ Marjorie L. Bowen	Director	March 23, 2012
Marjorie L. Bowen

/s/ Jeffrey A. Brodsky	Director	March 23, 2012
Jeffrey A. Brodsky

/s/ G. Fulton Collins	Director	March 23, 2012
G. Fulton Collins

/s/ Alvo M. Oddis	Director	March 23, 2012
Alvo M. Oddis