Form 10-Q
period 2012-03-30
Euramax Holdings, Inc.
filed 2012-05-11
CIK 1026743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No.  333-05978
EURAMAX HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2502320 (I.R.S. Employer Identification Number)
5445 Triangle Parkway, Suite 350, Norcross, GA (Address of principal executive offices)	30092 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (770) 449-7066

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 185,663 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of May 10, 2012.

Part I. Financial Information

Item 1. Financial Statements (unaudited)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 30, 2012	December 30, 2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$13,188	$14,327
Accounts receivable, net of allowance for doubtful accounts of $3,360 and $4,391, respectively	95,409	83,234
Inventories, net	96,146	83,396
Income taxes receivable	948	697
Deferred income taxes	1,911	1,906
Other current assets	6,603	4,336
Total current assets	214,205	187,896
Property, plant and equipment, net	144,855	146,549
Goodwill	200,003	196,686
Customer relationships, net	66,489	69,636
Other intangible assets, net	7,980	8,148
Deferred income taxes	15	6
Other assets	10,364	10,325
Total assets	$643,911	$619,246
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$73,099	$54,329
Accrued expenses and other current liabilities	35,777	33,425
Accrued interest payable	17,848	8,886
Deferred income taxes	916	891
Total current liabilities	127,640	97,531
Long-term debt	507,856	507,988
Deferred income taxes	21,349	21,501
Other liabilities	46,676	45,519
Total liabilities	703,521	672,539
Shareholders’ equity (deficit):
Common stock	185	185
Additional paid-in capital	719,592	718,837
Accumulated loss	(790,207)	(782,087)
Accumulated other comprehensive income	10,820	9,772
Total shareholders’ equity (deficit)	(59,610)	(53,293)
Total liabilities and shareholders’ equity (deficit)	$643,911	$619,246

See the accompanying notes to these condensed consolidated financial statements.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three months ended
	March 30, 2012	April 1, 2011
Net sales	$198,683	$210,379
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	166,565	173,883
Selling and general (excluding depreciation and amortization)	22,881	24,030
Depreciation and amortization	8,681	9,237
Other operating charges	842	2,417
(Loss) income from operations	(286)	812
Interest expense	(13,536)	(15,133)
Other income, net	6,044	4,886
Loss before income taxes	(7,778)	(9,435)
Provision (benefit) for income taxes	342	(1,104)
Net loss	$(8,120)	$(8,331)

See the accompanying notes to these condensed consolidated financial statements.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended
	March 30, 2012	April 1, 2011

Net loss	$(8,120)	$(8,331)
Other comprehensive income:
Foreign currency translation adjustment	963	4,296
Net change in pension and other benefit liabilities, net of tax	85	—
Total comprehensive loss	$(7,072)	$(4,035)

See the accompanying notes to these condensed consolidated financial statements.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 30, 2012	April 1, 2011
Net cash used in operating activities	$(666)	$(4,881)
Cash flows from investing activities:
Proceeds from sales of assets	1,169	42
Capital expenditures	(1,426)	(3,276)
Net cash used in investing activities	(257)	(3,234)
Cash flows from financing activities:
Changes in bank overdrafts	—	2,997
Net (repayments) borrowings on ABL Credit Facility	(206)	15,000
Net repayments on First Lien Credit Facility	—	(412,028)
Borrowings under Senior Secured Notes	—	375,000
Borrowings under Senior Unsecured Notes	—	19,812
Debt issuance costs	(46)	(8,282)
Net cash used in financing activities	(252)	(7,501)
Effect of exchange rate changes on cash	36	(704)
Net decrease in cash and cash equivalents	(1,139)	(16,320)
Cash and cash equivalents at beginning of period	14,327	24,902
Cash and cash equivalents at end of period	$13,188	$8,582
See the accompanying notes to these condensed consolidated financial statements.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation and Principles of Consolidation
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Euramax Holdings, Inc. and its subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these statements include all adjustments considered necessary for the fair presentation of all interim periods reported herein. All adjustments are of a normal recurring nature unless otherwise disclosed.
The Company’s sales volumes have historically been higher in the second and third quarters due to the seasonal demand of the building products markets served. Accordingly, results for the three months ended March 30, 2012 are not necessarily indicative of the results that may be expected for the full year. Management believes that the disclosures made are adequate for a fair presentation of the Company’s results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 30, 2011.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Each of our interim reporting periods, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The first quarter of 2012 and 2011 ended on March 30, 2012 and April 1, 2011, respectively. Beginning in 2012, our fiscal year will end on December 31 regardless of the day of the week on which December 31 falls. Our 2011 fiscal year end was December 30, 2011.
2. Inventories
Inventories were comprised of:

	March 30, 2012	December 30, 2011
	(in thousands)
Aluminum and steel coil	$62,658	$52,681
Raw materials	15,263	12,808
Work in process	3,972	2,980
Finished products	14,253	14,927
	$96,146	$83,396
The Company has disclosed aluminum and steel coil inventory separately, as it represents inventory that can be classified as raw material, work in process or finished product. Aluminum and steel coil includes both painted and bare coil. Inventories are net of related reserves totaling $2.9 million and $3.0 million as of March 30, 2012 and December 30, 2011, respectively.

3. Long-Term Obligations
Long-term obligations consisted of the following:

	March 30, 2012	December 30, 2011
	(in thousands)
Senior Secured Notes (9.50%)	$375,000	$375,000
Senior Unsecured Loan Facility (12.25%)	122,856	122,782
ABL Credit Facility	10,000	10,206
Dutch Revolving Credit Facility	—	—
	$507,856	$507,988

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

Prior to the issuance of the Notes and the Senior Unsecured Loan Facility, the Company had outstanding obligations of approximately $514.7 million under the First Lien Credit Agreement. In the first quarter of 2011, proceeds from the $375 million offering of Notes were used to pay lenders under the First Lien Credit Agreement. Additionally, certain existing lenders exchanged approximately $102.7 million of existing loans under the First Lien Credit Agreement and cash of $19.8 million for the $125 million of loans under the new Senior Unsecured Loan Facility, which were issued at 98% of par. Cash proceeds along with borrowings under the Company’s ABL Credit Facility were used to repay the remaining outstanding amounts due under the First Lien Credit Agreement and expenses related to the refinancing. The difference between the consideration received and the aggregate face amount of the Senior Unsecured Loan Facility ($2.2 million) is being amortized and recorded in interest expense using the effective interest rate method over the term of the Senior Unsecured Loan Facility.

The Company recognized a loss of approximately $1.5 million on the extinguishment of the First Lien Credit Agreement in the first quarter of 2011. This loss is primarily comprised of the write-off of previously capitalized deferred debt issuance costs and is recorded in other income (loss). Deferred debt issuance costs, related to outstanding obligations under the First Lien Credit Agreement which were exchanged for amounts under the Senior Unsecured Loan Facility, are being amortized to interest expense over the term of the new Senior Unsecured Loan Facility using the effective interest rate method. Direct and incremental debt issuance costs related to the Senior Unsecured Notes, Senior Unsecured Credit Facility, and ABL Credit Facility, including legal fees, printing costs and bank fees totaled approximately $10.6 million and have been capitalized and reported as deferred financing costs within other assets. These costs are being amortized and recorded in interest expense using the effective interest rate method over the term of the applicable agreement.

Senior Secured Notes
The Notes were issued at par in a private placement exempt from registration requirements under the Securities Act. The Notes were issued pursuant to an indenture, or the Indenture, dated March 18, 2011, among Euramax, the Company, and certain of its domestic subsidiaries as guarantors, and Wells Fargo Bank, National Association, the Trustee. Substantially all of Euramax’s U.S. subsidiaries are guarantors of the Notes. The Notes bear interest at 9.50% per year and mature on April 1, 2016, unless earlier redeemed or repurchased by Euramax. Interest is payable semi-annually on April 1 and October 1 of each year, which began on October 1, 2011.

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
Senior Unsecured Loan Facility
Proceeds from the Senior Unsecured Loan Facility were borrowed on March 18, 2011 and will mature on October 1, 2016. Loans under the Senior Unsecured Loan Facility bear interest at 12.25% per year in the event no election is made to pay interest in kind (PIK) , and 14.25% (7.875% cash pay and 6.375% PIK) per annum in the event a PIK election is made. The Company may make a PIK election for up to six quarters during the term of the Senior Unsecured Loan Facility. The interest rate on outstanding borrowings under the Senior Unsecured Loan Facility at March 30, 2012 was 12.25%, as the Company has not made a PIK election.
The Senior Unsecured Loan Facility may not be voluntarily prepaid before March 18, 2013. Thereafter, Euramax may prepay outstanding amounts under the Senior Unsecured Loan Facility, in whole or in part, at the prices (expressed as percentages of the loans) set forth below:

Prepayment Date	Percentage
On or after the second anniversary of the closing but prior to the third anniversary thereof	103%
On or after the third anniversary of the closing but prior to the fourth anniversary thereof	102%
On or after the fourth anniversary of the closing	100%
Additionally, at any time before March 18, 2013, Euramax may on one or more occasions prepay up to 35% of the aggregate principal amount of the loans outstanding on the closing date at 112.25%, plus accrued and unpaid interest. Upon a change of control, Euramax may be required to purchase all or a portion of the Senior Unsecured Loan Facility at a price equal to 101% of the principal amount plus accrued and unpaid interest. All obligations under the Senior Unsecured Loan Facility are unconditionally guaranteed by the Company and substantially all of Euramax’s existing and future direct and indirect wholly‑owned domestic material restricted subsidiaries.

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
ABL Credit Facility
On March 18, 2011, the Company, Euramax, and certain of its domestic subsidiaries, entered into the ABL Credit Facility with Regions Bank, as Collateral and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, and Regions Business Capital, as Sole Lead Arranger and Bookrunner. The ABL Credit Facility provides for revolving credit financing of up to $70 million, subject to borrowing base availability. At March 30, 2012, $38.3 million was available to be drawn on the ABL Facility. The ABL Credit Facility matures on September 18, 2015.
Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus an applicable margin or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Regions Bank as its “prime rate” for commercial loans, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR plus 1.00%, plus an applicable margin. The applicable margin is dependent upon the type of borrowings the Company has made under the ABL Credit Facility. At March 30, 2012, the applicable margins were 2.50% and 1.50% for LIBOR and Base Rate borrowings, respectively. The applicable margins are subject to Euramax’s corporate credit rating as determined from time to time by Standard and Poor’s and Moody’s Investors Service and range from 2.00% to 2.75% for LIBOR borrowings and 1.00% to 1.75% for Base Rate borrowings. The weighted average interest rate, including the applicable margin payable on outstanding borrowings under the ABL Credit Facility, at March 30, 2012 was 3.1%. The ABL Credit Facility requires the Company to pay a commitment fee ranging from 0.375% to 0.5%, based on the unutilized commitments. The Company is also required to pay customary letter of credit fees, including, without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.
All obligations under the ABL Credit Facility are unconditionally guaranteed by the Company and substantially all of Euramax’s existing and future direct and indirect, wholly owned domestic restricted subsidiaries which are not borrowers. All obligations under the ABL Credit Facility are secured, subject to certain exceptions, by a first‑priority security interest in Euramax’s and the Guarantors’ inventory and accounts receivable and related assets, referred to as the ABL Collateral, and a junior‑priority security interest in (i) substantially all of Euramax’s and the Guarantors’ assets (other than inventory and accounts receivable and related assets, which assets secure the ABL Credit Facility on a first priority basis) and (ii) all of Euramax’s capital stock and the capital stock of each material domestic restricted subsidiary owned by Euramax or a Guarantor and 65% of the voting capital stock and 100% of any non-voting capital stock of foreign restricted subsidiaries directly owned by Euramax or a Guarantor, which we refer to collectively as the Notes Collateral.
The ABL Credit Facility contains affirmative and negative covenants customary for this type of financing, including, but not limited to financial covenants requiring Euramax to meet a minimum consolidated fixed charge coverage ratio of at least 1.15 to 1.00 when excess availability is less than 15% of the lesser of the aggregate amount of commitments outstanding at such time and the borrowing base. As of March 30, 2012, excess availability exceeded 15% of the borrowing base; therefore, Euramax was not required to meet the minimum consolidated fixed charge coverage ratio. Additionally, restrictive covenants limit the ability of the Company and certain of its subsidiaries to incur liens, incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, consolidate, merge or sell all or substantially all of their assets, pay dividends or make other distributions, make certain loans and investments, amend or otherwise alter the terms of documents related to certain of their indebtedness, enter into transactions with affiliates and prepay certain indebtedness, in each case, subject to exclusions, and other customary covenants.

Dutch Revolving Credit Facility

In February 2012, the Company's wholly owned subsidiary Euramax Coated Products, BV, entered into a revolving credit facility, with Rabobank Roermond (the "Dutch Revolving Credit Facility"). The Dutch Revolving Credit Facility provides revolving credit financing of up to EUR 15 million and matures on April 1, 2016. Borrowings under the Dutch Revolving Credit Facility bear interest at a rate per annum which is the aggregate of the average one month Euribor rate over a calendar month plus a margin of 2% and requires payment of a commitment fee of 0.35% per annum on the nominal amount of the credit facility. All obligations under the Dutch Revolving Credit Facility are secured by a mortgage on the real estate of Euramax Coated Products, BV, a pledge on present and future machinery of Euramax Coated Products, BV, and a pledge on present and future accounts receivable balances of Euramax Coated Products, BV. There were no outstanding borrowings under the Dutch Revolving Credit Facility as of March 30, 2012.

The Dutch Revolving Credit Facility contains financial and non-financial covenants customary for this type of financing. Financial Covenants include, but are not limited to, a minimum annual EBITDA target and a minimum amount of risk-bearing capital for Euramax Coated Products, BV both measured at the Company's fiscal year-end. The Dutch Revolving Credit Facility also contains a clause limiting further indebtedness. As of March 30, 2012, the Company is in compliance with all covenants.
4. Financial Instruments
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

In 2011, the Company entered into forward contracts to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price to mitigate uncertainty and volatility, and to cover underlying exposures to certain payments in currencies other than the functional currency. The Company has not designated these contracts for hedge accounting treatment and, therefore, the gains and losses on these contracts are recorded in other income (loss). In the first quarter of 2012, the Company recognized a gain of $0.2 million in Other income, net related to these forward contracts.

As of December 30, 2011, derivatives totaling approximately $0.6 million were carried at fair value in the consolidated balance sheet in the line item other assets. The Company determined that the fair value of the foreign exchange contracts were level 2 measurements in the fair value hierarchy. To measure the fair value of the foreign exchange contracts the Company obtained quotations from financial institutions. As of March 30, 2012, the Company had no outstanding derivative financial instruments which required fair value measurements.

5. Commitments and Contingencies
Raw Material Commitments
The Company’s primary raw materials are aluminum and steel coil. Because changes in aluminum and steel prices are generally passed through to customers, increases or decreases in aluminum and steel prices generally cause corresponding increases and decreases in reported net sales, causing fluctuations in reported revenues that are unrelated to the level of business activity. However, if the Company is unable to pass through aluminum and steel price increases to customers in the future, its business and results of operations could be materially adversely affected. Although the Company believes there is sufficient supply in the marketplace to competitively source all of its aluminum and steel needs without reliance on any particular supplier, any major disruption in the supply and/or price of aluminum and steel could have a material adverse effect on the Company’s business and financial condition.
To ensure a margin on specific customer orders, the Company may commit to purchase aluminum ingot or coil at a fixed market price for future delivery. These contracts are for normal purchases and sales, and therefore are not required to be accounted for as derivatives.

Litigation
The Company is currently party to legal proceedings that have arisen in the ordinary course of business. The Company has and will continue to vigorously defend itself in these matters. It is the opinion of the Company’s management, based upon information available at this time, that the expected outcome of all matters to which the Company is currently a party would not reasonably be expected to have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.
Environmental Matters
The Company’s operations are subject to federal, state, local and European environmental laws and regulations, including those concerning the management of pollution and hazardous substances.
In connection with the acquisition of the Company from Alumax Inc. (which was acquired by Aluminum Company of America in May 1998, and hereafter referred to as Alumax) on September 25, 1996, the Company was indemnified by Alumax for substantially all of its costs, if any, related to specifically identified environmental matters arising prior to the closing date of the acquisition during the period of time it was owned directly or indirectly by Alumax. Such indemnification includes costs that may ultimately be incurred to contribute to the remediation of eleven specified existing National Priorities List (NPL) sites for which the Company had been named a potentially responsible party under the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) as of the closing date of the acquisition from Alumax, as well as certain potential costs for nine sites to which the Company may have sent waste for disposal. The Company does not believe that it has any significant probable liability for environmental claims. Further, the Company believes it to be unlikely that the Company would be required to bear environmental costs in excess of its pro rata share of such costs as a potentially responsible party at any site. Any receivable for recoveries under the indemnification would be recorded separately from the corresponding liability when the environmental claim and related recovery is determined to be probable. In addition, the Company establishes reserves for remedial measures required from time to time at its own facilities. Management believes that the reasonably probable outcomes of these matters will not be material. The Company’s reserves, expenditures, and expenses for all environmental exposures were not significant as of any of the dates or for any of the periods presented.
Product Warranties
The Company provides warranties on certain products. The warranty periods differ depending on the product, but generally range from one year to limited lifetime warranties. The Company provides accruals for warranties based on historical experience and expectations of future occurrence. Changes in the product warranty accrual are summarized as follows:

	Three months ended
	March 30, 2012	April 1, 2011
	(in thousands)
Balance, beginning of period	$5,050	$5,561
Payments made or service provided	(743)	(668)
Warranty expense	880	396
Foreign currency translation	225	114
Balance, end of period	$5,412	$5,403
6. Income Taxes
The income tax provision (benefit) for 2012 and 2011 are computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country by country basis, adjusted for changes in valuation allowances relating to the Company’s net operating loss and capital loss carryforwards in the United States. The effective rates for the three month periods ended March 30, 2012 and April 1, 2011, were 4.4% and (11.7)%, respectively.

The effective rate for the three months ended March 30, 2012 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, U.S. tax impact of foreign dividends and non-deductible foreign currency transaction gains and losses, and valuation allowances related to net losses in the U.K. and for U.S. federal and state net operating losses.
The effective rate for the three months ended April 1, 2011 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, U.S. tax impact of foreign dividends and non-deductible foreign currency transaction gains and losses, and valuation allowances set up on the U.S. federal and state net operating losses.

7. Employee Benefit Plans
In the second quarter of 2011, the Company announced plans to move its operations in Romeoville, IL to its existing facility in Nappanee, IN. This move, intended to reduce fixed overhead costs, triggered an early withdrawal from the multiemployer pension plan benefiting hourly employees at the Romeoville facility. Accordingly, the Company recorded a $1.2 million charge in its U.S. Commercial Products segment for liabilities associated with this withdrawal. The liability represents the present value of estimated future payments for the Company’s proportionate share of unfunded vested benefits under the multiemployer plan. The actual liability will not be known until the plan trustee completes a final assessment of the withdrawal liability.
Retirement Plans

The Company maintains a non-contributory defined benefit pension plan covering substantially all U.S. hourly employees (the U.S. Plan). In addition, the employees at Euramax Coated Products Limited and Ellbee Limited participate in a single employer pension plan (the UK Plan). The measurement date for the U.S. and UK plans is the last day of the fiscal year. The Company curtailed the accrual of participant benefits provided under the UK Plan effective March 31, 2009. This curtailment did not affect the timing for the payment of benefits earned under the UK Plan through the curtailment date. In January 2010, the Company's board of directors approved a motion to freeze future benefit accruals under the U.S. Pension Plan. The impact on the Company's projected benefit obligation was not significant. Components of net periodic pension cost for the Company’s defined and multiemployer pension plans were as follows:

	Three months ended
	March 30, 2012		April 1, 2011
	U.S. Plan	UK Plan	U.S. Plan	UK Plan
	(in thousands)
Components of net periodic pension cost
Service cost	$19	$—	$10	$—
Interest cost	128	581	128	594
Expected return on assets	(144)	(412)	(140)	(461)
Recognized actuarial net loss	62	23	—	—
Total Company defined benefit plan expense	65	192	(2)	133
Multiemployer benefit expense	278	—	256	—
Net periodic pension cost	$343	$192	$254	$133

8. Fair Value Measurements
Accounting principles generally accepted in the United States define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•
Level 2 — Observable inputs other than quoted prices included in Level 1. We value assets and liabilities included in this level using dealer and broker quotations, certain pricing models, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Recurring Fair Value Measurements
In accordance with accounting principles generally accepted in the United States, certain assets and liabilities are required to be recorded at fair value on a recurring basis. For our Company, the only assets and liabilities that are adjusted to fair value on a recurring basis are derivative financial instruments.

Derivative Financial Instruments
The fair values of our futures contracts were primarily determined using quoted contract prices from financial institutions. The fair values of these instruments were based on the closing contract price as of the balance sheet date and were classified as Level 1. As of March 30, 2012, we had no derivative financial instruments outstanding. As of December 30, 2011, we had outstanding derivative financial instruments totaling approximately $0.6 million.

Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.

The Company did not record any significant impairment charges related to assets measured at fair value on a nonrecurring basis during the three month periods ended March 30, 2012 and April 1, 2011.

Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; receivables; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these instruments.
9. Segment Information
The Company manages its business and serves its customers through reportable segments differentiated by product type, end market, and geography. In the first quarter of 2012, the Company completed a reorganization of its U.S. operational structure. The reorganization included the consolidation of all U.S. operating companies into one legal entity and realigned reporting and management responsibilities based upon the Company's residential and commercial product offerings. As a result of the restructuring, the Company has identified two U.S. reporting segments; U.S. Residential Products and U.S. Commercial Products. Prior to this restructuring, our reporting segments consisted of U.S. Residential Building Products, U.S. Non-Residential Building Products and U.S. RV and Specialty Building Products. Our first quarter 2011 results have been adjusted to reflect the Company's change in reportable segments. These organizational changes did not impact our European reportable segments.
Our four reportable segments are described below:
U.S. Residential Products—The U.S. Residential Products segment utilizes aluminum, steel, copper and vinyl to produce residential roof drainage products, including preformed gutters, downspouts, elbows, soffit, drip edge, fascia, flashing, snow guards and related accessories. These products are used primarily for the repair, replacement or enhancement of residential roof drainage systems. The Company sells these products to home improvement retailers, lumber yards, distributors and contractors from manufacturing and distribution facilities throughout North America. The Company also produces specialty made-to-order vinyl replacement windows and aluminum patio and awning components sold primarily to home improvement contractors in the Western U.S.

U.S. Commercial Products—The U.S. Commercial Products segment utilizes various materials, including steel coil, aluminum coil and fiberglass to create various products with commercial applications, including roofing and siding panels, ridge caps, flashing, trim, soffit and other accessories as well sidewall components, siding and other exterior components for the towable RV, cargo and manufactured housing markets. The Company sells these products to builders, contractors, lumber yards, home improvement retailers, OEM's, and RV manufacturers from manufacturing and distribution facilities located throughout the U.S. These products are used in the construction of a wide variety of small scale non-residential, agricultural and industrial building types on either wood or metal frames, manufactured homes, and towable RVs.
European Roll Coated Aluminum—The European Roll Coated Aluminum segment uses a roll coating process to apply paint to bare aluminum coil and, to a lesser extent, bare steel coil in order to produce specialty coated coil, which the Company also processes into specialty coated sheets and panels. The Company sells these products to building panel manufacturers, contractors and UK “holiday home,” RV and transportation OEMs throughout Europe and in parts of Asia. The Company’s customers use its specialty coated metal products to manufacture, among other things, RV sidewalls, commercial roofing panels, interior ceiling panels, and liner panels for shipping containers. The Company produces and distributes these roll coated products from facilities located in the Netherlands and the UK.
European Engineered Products—The European Engineered Products segment utilizes aluminum and vinyl extrusions to produce residential windows, doors and shower enclosures. These products are sold to home improvement retailers, distributors and factory‑built “holiday home” builders in the UK. The Company also produces windows used in the operator compartments of heavy equipment, components sold to suppliers to automotive OEMs in Western Europe and RV doors. The Company produces and distributes these engineered products from facilities in France and the UK and has developed extensive in-house manufacturing capabilities, including powder coating, glass cutting, anodizing and glass toughening.
The Company evaluates the performance of its segments and allocates resources to them based primarily on segment income or (loss) from operations. Expenses, income and assets that are not segment specific relate to holding company and business development activities conducted for the overall benefit of the Company, and accordingly, are not attributable to the Company’s segments.
The following table presents information about reported segments for the three months ended March 30, 2012:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
Three months ended March 30, 2012	(in thousands)
Net sales:
Third party	$60,646	$64,155	$54,148	$19,734	$—	$—	$198,683
Intersegment	272	90	158	—	—	(520)	—
Total net sales	$60,918	$64,245	$54,306	$19,734	$—	$(520)	$198,683
(Loss) income from operations	$3,507	$(3,053)	$2,593	$(380)	$(2,953)	$—	$(286)
Depreciation and amortization	$2,643	$2,048	$2,397	$622	$971	$—	$8,681
Capital expenditures	$451	$195	$477	$303	$—	$—	$1,426

The following table presents information about reported segments for the three months ended April 1, 2011:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
Three months ended April 1, 2011	(in thousands)
Net sales:
Third party	$60,184	$66,822	$60,446	$22,927	$—	$—	$210,379
Intersegment	254	4	166	—	—	(424)	—
Total net sales	$60,438	$66,826	$60,612	$22,927	$—	$(424)	$210,379
Income (loss) from operations	$2,894	$(2,240)	$4,806	$575	$(5,223)	$—	$812
Depreciation and amortization	$2,845	$2,100	$2,643	$780	$869	$—	$9,237
Capital expenditures	$314	$961	$396	$666	$939	$—	$3,276

It is impractical for the Company to provide revenues from external customers by groups of similar products. Accordingly, the following table reflects revenues from external customers by markets for the periods indicated.

		Three months ended
Customers/Markets	Primary Products	March 30, 2012	April 1, 2011
		(in thousands)
Original Equipment Manufacturers (“OEMs”)	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; windows and roofing and composite building panels	$61,059	$66,488
Home Improvement Retailers	Rain carrying systems, roofing accessories, steel roofing and siding, windows, doors and shower enclosures	38,319	39,961
Industrial and Architectural Contractors	Standing seam panels; siding and roofing accessories; and composite building panels	35,890	38,908
Rural Contractors	Steel and aluminum roofing and siding	27,108	26,867
Distributors	Metal coils, rain carrying systems and roofing accessories	20,188	19,548
Manufactured Housing	Steel siding and trim components	8,693	10,267
Home Improvement Contractors	Vinyl replacement windows; metal coils, rain carrying systems; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings	7,426	8,340
		$198,683	$210,379

10. Supplemental Guarantor Condensed Financial Information

On March, 18, 2011, Euramax Holdings, Inc. (presented as Parent in the following schedules), through its 100%-owned subsidiary, Euramax International, Inc. (presented as Issuer in the following schedules) issued the Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Euramax Holdings, Inc. Additionally, the Notes were fully and unconditionally guaranteed by all material domestic subsidiaries, collectively referred to as the "Guarantors." On December 30, 2011, as permitted by the First Supplemental Indenture, the Company completed the merger of the Guarantor subsidiaries with Euramax International, Inc. This merger does not adversely affect the legal rights under the Indenture of any holder of the Notes in any material respect. All other subsidiaries of Euramax International, Inc., whether direct or indirect, do not guarantee the Senior Secured Notes (the "Non-Guarantors").
Additionally, the Notes are secured on a second priority basis by liens on all of the collateral (subject to certain exceptions) securing Euramax International, Inc.’s senior secured credit facilities. In the event that secured creditors exercise remedies with respect to Euramax International, Inc.'s pledged assets, the proceeds of the liquidation of those assets will first be applied to repay obligations secured by the first priority liens under the senior secured credit facilities and any other first priority obligations.
The following condensed consolidating financial statements present the results of operations, comprehensive loss, financial position and cash flows of (1) the Parent, (2) the Issuer (including all Guarantor subsidiaries prior to the merger), (3) the Non-Guarantor Subsidiaries, and (4) eliminations to arrive at the information for Euramax Holdings, Inc. on a consolidated basis. The condensed consolidating financial statements for all periods presented reflect the legal entity structure and Notes guaranty as of March 30, 2012 for comparative purposes. Separate financial statements and other disclosures concerning the former Guarantor subsidiaries are not presented because management does not believe such information is material to investors.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 30, 2012
(in thousands)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,048	$11,140	$—	$13,188
Accounts receivable, net of allowance for doubtful accounts	—	47,697	47,712	—	95,409
Inventories, net	—	62,803	33,343	—	96,146
Income taxes receivable	—	268	680	—	948
Deferred income taxes	—	1,702	209	—	1,911
Other current assets	—	3,949	2,654	—	6,603
Total current assets	—	118,467	95,738	—	214,205
Property, plant and equipment, net	—	69,853	75,002	—	144,855
Amounts due from affiliates	—	236,504	28,621	(265,125)	—
Goodwill	—	81,054	118,949	—	200,003
Customer relationships, net	—	40,737	25,752	—	66,489
Other intangible assets, net	—	7,980	—	—	7,980
Investment in consolidated subsidiaries	(55,104)	28,424	—	26,680	—
Deferred income taxes	—	—	15	—	15
Other assets	—	6,510	3,854	—	10,364
Total assets	$(55,104)	$589,529	$347,931	$(238,445)	$643,911
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$45,403	$27,696	$—	$73,099
Accrued expenses and other current liabilities	123	15,537	20,117	—	35,777
Accrued interest payable	—	17,848	—	—	17,848
Deferred income taxes	—	—	916	—	916
Total current liabilities	123	78,788	48,729	—	127,640
Long-term debt	—	507,856	—	—	507,856
Amounts due to affiliates	4,383	27,025	233,717	(265,125)	—
Deferred income taxes	—	8,430	12,919	—	21,349
Other liabilities	—	22,534	24,142	—	46,676
Total liabilities	4,506	644,633	319,507	(265,125)	703,521
Shareholders’ equity (deficit):
Common stock	185	—	21	(21)	185
Additional paid-in capital	719,592	656,688	199,452	(856,140)	719,592
Accumulated loss	(790,207)	(722,612)	(185,221)	907,833	(790,207)
Accumulated other comprehensive income	10,820	10,820	14,172	(24,992)	10,820
Total shareholders’ equity (deficit)	(59,610)	(55,104)	28,424	26,680	(59,610)
Total liabilities and shareholders’ equity (deficit)	$(55,104)	$589,529	$347,931	$(238,445)	$643,911

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
December 30, 2011
(in thousands)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$962	$13,365	$—	$14,327
Accounts receivable, net of allowance for doubtful accounts	—	43,241	39,993	—	83,234
Inventories, net	—	51,456	31,940	—	83,396
Income taxes receivable	—	177	520	—	697
Deferred income taxes	—	1,702	204	—	1,906
Other current assets	—	2,688	1,648	—	4,336
Total current assets	—	100,226	87,670	—	187,896
Property, plant and equipment, net	—	72,848	73,701	—	146,549
Amounts due from affiliates	—	232,191	28,360	(260,551)	—
Goodwill	—	81,054	115,632	—	196,686
Customer relationships, net	—	43,110	26,526	—	69,636
Other intangible assets, net	—	8,148	—	—	8,148
Investment in consolidated subsidiaries	(48,935)	30,605	—	18,330	—
Deferred income taxes	—	—	6	—	6
Other assets	—	6,418	3,907	—	10,325
Total assets	$(48,935)	$574,600	$335,802	$(242,221)	$619,246
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$32,692	$21,637	$—	$54,329
Accrued expenses and other current liabilities	96	16,623	16,706	—	33,425
Accrued interest payable	—	8,886	—	—	8,886
Deferred income taxes	—	—	891	—	891
Total current liabilities	96	58,201	39,234	—	97,531
Long-term debt	—	507,988	—	—	507,988
Amounts due to affiliates	4,262	27,315	228,974	(260,551)	—
Deferred income taxes	—	8,158	13,343	—	21,501
Other liabilities	—	21,873	23,646	—	45,519
Total liabilities	4,358	623,535	305,197	(260,551)	672,539
Shareholders’ equity (deficit):
Common stock	185	—	21	(21)	185
Additional paid-in capital	718,837	655,934	199,452	(855,386)	718,837
Accumulated loss	(782,087)	(714,641)	(182,232)	896,873	(782,087)
Accumulated other comprehensive income	9,772	9,772	13,364	(23,136)	9,772
Total shareholders’ equity (deficit)	(53,293)	(48,935)	30,605	18,330	(53,293)
Total liabilities and shareholders’ equity (deficit)	$(48,935)	$574,600	$335,802	$(242,221)	$619,246

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 30, 2012
(in thousands)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net Sales	$—	$122,442	$77,731	$(1,490)	$198,683
Costs and Expense:
Cost of goods sold (excluding depreciation and amortization)	—	103,647	64,408	(1,490)	166,565
Sales and general (excluding depreciation and amortization)	149	14,918	7,814	—	22,881
Depreciation and amortization	—	5,552	3,129	—	8,681
Other operating charges	—	281	561	—	842
(Loss) income from operations	(149)	(1,956)	1,819	—	(286)
Equity in earnings of subsidiaries	(7,971)	(2,989)	—	10,960	—
Interest expense	—	(13,310)	(226)	—	(13,536)
Intercompany income (loss), net	—	4,373	(4,373)	—	—
Other income (loss), net	—	6,337	(293)	—	6,044
Loss before income taxes	(8,120)	(7,545)	(3,073)	10,960	(7,778)
Provision (benefit) for income taxes	—	426	(84)	—	342
Net loss	$(8,120)	$(7,971)	$(2,989)	$10,960	$(8,120)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the Three Months Ended March 30, 2012
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net loss	$(8,120)	$(7,971)	$(2,989)	$10,960	$(8,120)
Foreign currency translation adjustment	963	963	785	(1,748)	963
Net change in pension and other benefit liabilities, net of tax	85	85	23	(108)	85
Comprehensive loss	$(7,072)	$(6,923)	$(2,181)	$9,104	$(7,072)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended April 1, 2011
(in thousands)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net Sales	$—	$124,954	$87,762	$(2,337)	$210,379
Costs and Expense:
Cost of Goods Sold (excluding depreciation and amortization)	—	105,247	70,973	(2,337)	173,883
Sales and general (excluding depreciation and amortization)	148	15,237	8,645	—	24,030
Depreciation and amortization	—	5,692	3,545	—	9,237
Other operating charges	—	2,417	—	—	2,417
Income (loss) from operations	(148)	(3,639)	4,599	—	812
Equity in earnings of subsidiaries	(8,183)	5,398	—	2,785	—
Interest expense	—	(12,382)	(2,751)	—	(15,133)
Intercompany income (loss), net	—	630	(630)	—	—
Other income, net	—	1,490	3,396	—	4,886
(Loss) income before income taxes	(8,331)	(8,503)	4,614	2,785	(9,435)
Income tax benefit	—	(320)	(784)	—	(1,104)
Net (loss) income	$(8,331)	$(8,183)	$5,398	$2,785	$(8,331)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the Three Months Ended April 1, 2011
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net (loss) income	$(8,331)	$(8,183)	$5,398	$2,785	$(8,331)
Foreign currency translation adjustment	4,296	4,296	4,365	(8,661)	4,296
Comprehensive (loss) income	$(4,035)	$(3,887)	$9,763	$(5,876)	$(4,035)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 30, 2012
(in thousands)

	Parent	Issuer	Non-Guarantor	Eliminations	Total

Net cash used in operating activities	$—	$5,036	$(5,702)	$—	$(666)
Cash flows from investing activities:
Proceeds from sale of assets	—	1,167	2	—	1,169
Capital expenditures	—	(580)	(846)	—	(1,426)
Net cash provided by (used in) investing activities	—	587	(844)	—	(257)

Cash flows from financing activities:
Net repayments on ABL Credit Facility	—	(206)	—	—	(206)
Debt issuance costs	—	—	(46)	—	(46)
Due (to) from affiliates	—	(4,332)	4,332	—	—
Net cash (used in) provided by financing activities	—	(4,538)	4,286	—	(252)
Effect of exchange rate changes on cash	—	—	36	—	36
Net (decrease) increase in cash and cash equivalents	—	1,085	(2,224)	—	(1,139)
Cash and cash equivalents at beginning of period	—	962	13,365	—	14,327
Cash and cash equivalents at end of period	$—	$2,047	$11,141	$—	$13,188

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended April 1, 2011
(in thousands)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net cash used in operating activities	$—	$(3,795)	$(1,086)	$—	$(4,881)
Cash flows from investing activities:
Proceeds from sale of assets	—	42	—	—	42
Capital expenditures	—	(2,209)	(1,067)	—	(3,276)
Contributed capital to subsidiaries	—	(99,930)	—	99,930	—
Return of capital from subsidiaries	—	151,083	—	(151,083)	—
Net cash (used in) provided by investing activities	—	48,986	(1,067)	(51,153)	(3,234)

Cash flows from financing activities:
Changes in bank overdrafts	—	2,997	—	—	2,997
Net borrowings on ABL Credit Facility	—	15,000	—	—	15,000
Net repayments on First Lien Credit Facility	—	(302,394)	(109,634)	—	(412,028)
Borrowings under Senior Secured Notes	—	375,000		—	375,000
Borrowings under Senior Unsecured Notes	—	19,812	—	—	19,812
Contributed capital to subsidiaries	—	—	99,930	(99,930)	—
Return of capital	—	—	(151,083)	151,083	—
Debt issuance costs	—	(8,282)	—	—	(8,282)
Due (to) from affiliates	—	(155,477)	155,477	—	—
Net cash used in financing activities	—	(53,344)	(5,310)	51,153	(7,501)
Effect of exchange rate changes on cash	—	—	(704)	—	(704)
Net decrease in cash and cash equivalents	—	(8,153)	(8,167)	—	(16,320)
Cash and cash equivalents at beginning of period	—	8,271	16,631	—	24,902
Cash and cash equivalents at end of period	$—	$118	$8,464	$—	$8,582

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this document are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including but not limited to statements related to plans for future business development activities, anticipated costs of revenues, product mix, research and development and selling, general and administrative activities, and liquidity and capital needs and resources. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which only speak as of the date of this quarterly report. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

Business Overview

We are a leading international producer of metal and vinyl products sold to the residential repair and remodel, commercial construction and recreational vehicle (RV) markets primarily in North America and Europe. We are a leader in several niche product categories, including preformed roof-drainage products sold in the U.S., metal roofing and siding for post frame construction in the U.S., and aluminum siding for towable RVs in the U.S. and Europe.
Our customers are located predominantly throughout North America and Europe and include distributors, contractors and home improvement retailers, as well as RV, transportation and other original equipment manufacturers, or OEMs. We have extensive in-house manufacturing and distribution capabilities for our more than 10,000 unique products and operate through a network consisting of 38 facilities, including 32 located in North America and six located in Europe. We have over 50 years of experience manufacturing building products and RV exterior components, including our time as a division of our former parent, Alumax Inc., or Alumax, a fully integrated aluminum producer acquired by Alcoa Inc. in 1998. We have operated as an independent company since 1996 when our division was acquired in a management-led buyout.

Results of Operations

Our financial performance is affected by, among other factors, underlying trends in the United States and Europe that influence demand for products sold to residential repair and remodeling, commercial construction and RV markets.

•
Our building products sold for residential repair and remodeling activities include roof drainage products, vinyl windows, patios and awnings, and doors. Projects that utilize many of our roof drainage repair and remodeling products are often low cost activities that are necessary to prevent home damage as a result of wear and tear or weather damage. Roof drainage repair projects are often low cost and non‑discretionary in nature. Repair and remodeling activity related to products other than roof drainage are typically higher cost and driven by turnover and aging of housing stock, consumer sentiment, availability of home equity and consumer financing and, in the case of our vinyl window products, consumer interest in energy efficiency.

•
Our building products sold for commercial construction include, in the United States, light gauge steel and aluminum roofing and siding panels, trim and hardware and, in Europe, the Middle East and Asia, roll coated aluminum coil and sheet. Demand for these products is driven by consumer confidence, interest rates, consumer disposable income, the strength of agricultural markets, consumer access to affordable financing and commercial construction trends.

•
Our commercial products sold to the RV market include siding and roofing. Demand for these RV products is driven by trends in disposable income, interest rates and general economic conditions, as well as similar demographic trends relating to the increased proportion of the United States and European population in the 55 through 74 year old age group, who serve as an important source of demand for our RV products.

Our sales volumes have historically been higher in the second quarter and third quarters due to the seasonal demand of the building products markets served. Our working capital needs have been at their highest during these periods as well.
Segment Information
We manage our business and serve our customers through reportable segments differentiated by product type, end market, and geography. In the first quarter of 2012, we completed a reorganization of our U.S. operational structure. The reorganization included the consolidation of all U.S. operating companies into one legal entity and realigned reporting and management responsibilities based upon the Company's residential and commercial product offerings. As a result of the restructuring, we have identified two U.S. reporting segments; U.S. Residential Products and U.S. Commercial Products. Prior to this restructuring, our reporting segments consisted of U.S. Residential Building Products, U.S. Non-Residential Building Products and U.S. RV and Specialty Building Products. Our first quarter 2011 results have been adjusted to reflect the Company's change in reportable segments. These organizational changes did not impact our European reportable segments.
Our four reportable segments are described below:
U.S. Residential Products—The U.S. Residential Products segment utilizes aluminum, steel, copper and vinyl to produce residential roof drainage products, including preformed gutters, downspouts, elbows, soffit, drip edge, fascia, flashing, snow guards and related accessories. These products are used primarily for the repair, replacement or enhancement of residential roof drainage systems. We sell these products to home improvement retailers, lumber yards, distributors and contractors from manufacturing and distribution facilities throughout North America. We also produce specialty made-to-order vinyl replacement windows and aluminum patio and awning components sold primarily to home improvement contractors in the Western U.S.
U.S. Commercial Products—The U.S. Commercial Products segment utilizes various materials, including steel coil, aluminum coil and fiberglass to create various products with commercial applications, including roofing and siding panels, ridge caps, flashing, trim, soffit and other accessories as well sidewall components, siding and other exterior components for the towable RV, cargo and manufactured housing markets. We sell these products to builders, contractors, lumber yards, home improvement retailers, OEM's, and RV manufacturers from manufacturing and distribution facilities located throughout the U.S. These products are used in the construction of a wide variety of small scale non-residential, agricultural and industrial building types on either wood or metal frames, manufactured homes, and towable RVs.
European Roll Coated Aluminum—The European Roll Coated Aluminum segment uses a roll coating process to apply paint to bare aluminum coil and, to a lesser extent, bare steel coil in order to produce specialty coated coil, which the Company also processes into specialty coated sheets and panels. We sell these products to building panel manufacturers, contractors and UK “holiday home,” RV and transportation OEMs throughout Europe and in parts of Asia. Our customers use our specialty coated metal products to manufacture, among other things, RV sidewalls, commercial roofing panels, interior ceiling panels, and liner panels for shipping containers. We produce and distribute these roll coated products from facilities located in the Netherlands and the UK.
European Engineered Products—The European Engineered Products segment utilizes aluminum and vinyl extrusions to produce residential windows, doors and shower enclosures. These products are sold to home improvement retailers, distributors and factory‑built “holiday home” builders in the UK. We also produce windows used in the operator compartments of heavy equipment, components sold to suppliers to automotive OEMs in Western Europe and RV doors. We produce and distribute these engineered products from facilities in France and in the UK and have developed extensive in-house manufacturing capabilities, including powder coating, glass cutting, anodizing and glass toughening.

Three months ended March 30, 2012 Compared to the Three months ended April 1, 2011.
The following table sets forth net sales and (loss) income from operations data by segment for the three months ended March 30, 2012 and April 1, 2011:

	Net Sales			(Loss) Income from Operations
	Three Months Ended			Three Months Ended
	March 30, 2012	April 1, 2011	Increase (Decrease)	March 30, 2012	April 1, 2011	Increase (Decrease)
	(Dollars in millions)
U.S. Residential Products	$60.6	$60.2	0.7%	$3.5	$2.9	20.7%
U.S. Commercial Products	64.2	66.8	(3.9)%	(3.0)	(2.2)	(36.4)%
European Roll Coated Aluminum	54.2	60.4	(10.3)%	2.6	4.8	(45.8)%
European Engineered Products	19.7	23.0	(14.3)%	(0.4)	0.6	N/A
Other Non-Allocated	—	—	—%	(3.0)	(5.3)	43.4%
Totals	$198.7	$210.4	(5.6)%	$(0.3)	$0.8	N/A
Net Sales. Net sales include revenue recognized from the sales of our products less provisions for returns, allowances, rebates and discounts. Our net sales declined $11.7 million, or 5.6%, to $198.7 million in the first quarter of 2012 compared to $210.4 million in the first quarter of 2011. Net sales in our European Roll Coated Aluminum and European Engineered Product segment were negatively impacted by economic uncertainty throughout Europe which has resulted in delays of architectural and industrial products and reduced consumer confidence. The weakening of the euro and British pound sterling against the U.S. dollar also resulted in a decline in net sales during the quarter. Net sales of our U.S. Commercial Products have declined in the first quarter of 2012 compared to the first quarter of 2011, while net sales of our U.S. Residential Products segment remained relatively flat compared to first quarter 2011.
Net sales of our U.S. Residential Products segment increased $0.4 million, or 0.7%, to $60.6 million in the first quarter of 2012 compared to $60.2 million in the first quarter of 2011. Increased demand from distributors for our roof drainage, roof edge and related products resulted in higher net sales. Demand in the distributor market in the first quarter of 2012 benefited from mild winter weather compared to the prior year quarter and was generally offset by volume declines in the home center market and declines in demand for vinyl windows and patio components sold to contractors. Home center volume declines in the 1st quarter of 2012 were driven by inventory building during the 1st quarter of 2011 at certain retailers which resulted in higher level of inventory on hand at store locations and lower sales volume for the balance of 2011. Demand for our vinyl window and patio components continue to be impacted by economic uncertainty affecting consumer demand for higher end repair, remodel and replacement projects.
Net sales of our U.S. Commercial Products segment declined $2.6 million, or 3.9%, to $64.2 million in the first quarter of 2012 compared to $66.8 million in the first quarter of 2011. This decline in net sales is primarily due to lower demand from distributors for specialty coated aluminum coil and declines in sales volumes of RV doors as a result of our decision to exit the U.S. RV door product line during the 1st quarter of 2012. Demand for steel and aluminum roofing and siding sold to distributors, contractors, lumber yards, and builders in both the post frame construction and industrial and architectural markets remained relatively flat compared to the prior year. Sales volumes for aluminum, steel, fiberglass and laminated products from original equipment manufacturers in the transportation market also had slight increases in the current quarter.
Total net sales for our U.S. segments declined $2.2 million, or 1.7%, to $124.8 million in the first quarter of 2012 compared to $127.0 million in the first quarter of 2011.
Net sales of our European Roll Coated Aluminum segment declined $6.2 million, or 10.3%, to $54.2 million in the first quarter of 2012 compared to $60.4 million in the first quarter of 2011. The decline in net sales was primarily due to lower demand for specialty coated coil and panels used in architectural and industrial projects and for specialty coated coils and panels sold to OEMs in the transportation industry. Demand in these markets has been negatively impacted by the continuing economic crisis in Europe which has resulted in delays in architectural and other large scale projects as a result of economic uncertainty. The weakening of the euro and British pound sterling against the U.S. dollar resulted in lower net sales of $2.1 million compared to the first quarter of 2011. Sales volume in the RV market increased slightly over the prior year quarter, primarily driven by demand in Germany where consumer confidence remained high.

Net sales of our European Engineered Products segment declined $3.3 million, or 14.3%, to $19.7 million in the first quarter of 2012 compared to $23.0 million in the first quarter of 2011. Demand in this segment has been negatively impacted by the continuing economic crisis in Europe. Specifically, declines in net sales were primarily the result of lower demand for residential windows, doors and shower enclosures sold to distributors and factory built holiday home builders in the United Kingdom. These declines were primarily the result of lower levels of holiday home production and consumer spending in the UK market. Declines in demand for engineered transportation components sold to suppliers in the compact vehicle market also negatively impacted first quarter sales. Sales declines in these markets were partially offset by increased demand for windows used in the operating compartments of heavy equipment. Weakening of foreign currencies, primarily the euro and British pound sterling, against the U.S. dollar also resulted in lower net sales of approximately $0.7 million compared to the first quarter of 2011.
Total net sales for our European segments declined $9.5 million, or 11.4%, to $73.9 million in the first quarter of 2012 compared to $83.4 million in the first quarter of 2011. Net sales declines were primarily the result of weakening demand as a result of continuing economic uncertainty across Europe. The economic crisis has resulted in the delay of architectural and industrial projects and lower consumer confidence has resulted in declining demand for holiday home and caravan production throughout Europe. Additionally, the weakening of the euro and British pound sterling against the U.S. dollar resulted in lower net sales of approximately $2.8 million compared to the first quarter of 2011.
Cost of Goods Sold. Cost of goods sold includes the cost of raw materials, manufacturing labor, packaging, utilities, freight, maintenance and other elements of manufacturing overhead. Cost of goods sold declined $7.3 million, or 4.2%, to $166.6 million in the first quarter of 2012 compared to $173.9 million in the first quarter of 2011. The decline in cost of goods sold is primarily related to volume declines in our European segments and in our US Commercial Products segment. The weakening of the euro and British pound sterling against the U.S. dollar resulted in lower cost of goods sold of approximately$2.3 million.
Selling and General. Selling and general expenses include salaries, benefits, incentive compensation, insurance, travel and entertainment and other administrative costs. Selling and general expenses declined $1.1 million, or 4.6%, to $22.9 million in the first quarter of 2012 compared to $24.0 million in the first quarter of 2011. The consolidation of operations at multiple U.S. plant locations during 2011 and the simplification of our U.S. organizational structure resulted in an overall reduction in selling and general costs during the first quarter of 2012. The weakening of the euro and British pound sterling against the U.S. dollar also decreased selling and general expenses $0.3 million compared to the first quarter of 2011.
Depreciation and Amortization. Depreciation and amortization declined $0.5 million, or 5.4%, to $8.7 million in the first quarter of 2012 compared to $9.2 million in the first quarter of 2011.
Other Operating Charges. Other operating charges includes costs related to restructuring initiatives including facility closures, relocation, and severance costs. Other operating charges declined $1.6 million to $0.8 million in the first quarter of 2012 compared to $2.4 million in the first quarter of 2011.
In the first quarter of 2012, other operating charges of approximately $0.8 million consist primarily of severance and relocation costs related to cost savings initiatives and restructuring activities in our European segments.
In the first quarter of 2011, other operating charges of $2.4 million included approximately $2.1 million of tax consulting and legal and professional fees incurred as part of our debt refinancing. As a result of these initiatives we removed restrictive financial covenants, significantly reduced interest costs, and provided extended maturity dates. The remaining $0.3 million is primarily comprised of severance and relocation costs related to cost savings initiatives and restructuring activities.
(Loss) Income from Operations. As a result of the aforementioned items, our income from operations declined $1.1 million, to a loss of $(0.3) million in the first quarter of 2012 compared to income of $0.8 million for the first quarter of 2011.
Income from operations of our U.S. Residential Products segment increased $0.6 million, or 20.7%, to $3.5 million for the first quarter of 2012 compared to $2.9 million for the first quarter of 2011. This increase is primarily related to slightly higher sales volumes combined with cost saving as a result of the consolidation of plant locations and the organizational simplification of our U.S. operating structure in 2011.

(Loss) income from operations of our U.S. Commercial Products segment declined $0.8 million to a loss of $(3.0) million for the first quarter of 2012 compared to a loss of $(2.2) million in the first quarter of 2011. This decline is primarily the result of overall volume declines for our U.S. Commercial Products segment combined with an overall decline in gross margin, primarily related to a decline in sales of specialty coated aluminum coils. These declines were partially offset by a reduction in selling and general costs related to organizational initiatives to simplify the U.S. operating structure and consolidate operations at certain plant locations during 2011.
Income from operations of our European Roll Coated Aluminum segment declined $2.2 million to $2.6 million in the first quarter of 2012 compared to $4.8 million in the first quarter of 2011. Lower sales volumes were the primary driver of the decline in operating income in the current quarter. Additionally, selling and general costs remained relatively flat compared to the prior year quarter due to the economic crisis in Europe and uncertainty regarding the timing of recovery in our end markets.
(Loss) income from operations of our European Engineered Products segment declined $1.0 million to a loss of $(0.4) million for the first quarter of 2012 compared to income of $0.6 million for the first quarter of 2011. The decline was primarily due to lower sales volumes in this segment offset by slightly lower labor and overhead costs and selling and general expenses in the first quarter of 2012.
Interest Expense. Interest expense declined $1.6 million, or 10.6%, to $13.5 million in the first quarter of 2012 compared to $15.1 million in the first quarter of 2011. The decline in interest expense is primarily related to the Company's issuance, in March of 2011, of Senior Secured Notes at an interest rate of 9.5% and the Senior Unsecured Credit Facility at an interest rate of 12.25%. The proceeds of these issuances were used to settle outstanding amounts under the Company’s First Lien Credit Agreement, which carried a higher rate of interest.
Other Income, Net. Other income, net includes translation gains and losses on intercompany obligations, gains and losses on asset disposals, interest income and other income or expense items of a non-operating nature. Other income in the first quarter of 2012 of $6.0 million consisted primarily of translation gains on intercompany obligations due to the weakening of the euro compared to the U.S. dollar. Additionally, we recognized a gain of approximately $0.5 million on the sale of assets associated with our decision to exit our U.S. RV door product line in the Commercial Products segment, during the 1st quarter of 2012. Other income, net in the first quarter of 2011 of $4.9 million included translation gains on intercompany obligations of $6.4 million, which was partially offset by a $1.5 million loss on extinguishment of indebtedness under the First Lien Credit Agreement primarily related to the write-off of capitalized deferred financing fees.
Provision (Benefit) for Income Taxes. We reported income tax provision of $0.3 million for the first quarter of 2012, as compared to a benefit of $(1.1) million for the first quarter of 2011. Our effective tax rates were 4.4% for the three months ended March 30, 2012 and (11.7%) for the three months ended April 1, 2011.
The effective rate for the first quarter of 2012 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, U.S. tax impact of foreign dividends and non-deductible foreign currency transaction gains and losses, and valuation allowances related to net losses in the UK and for U.S. federal and state net operating losses.
The effective rate for the first quarter of 2011 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, U.S. tax impact of foreign dividends and non-deductible foreign currency transaction gains and losses, and valuation allowances set up on the U.S. federal and state net operating losses.
Our effective tax rate reflects a full valuation allowance on losses in the United States. Without a valuation allowance, earnings from the United States are generally taxed at rates higher than the foreign statutory tax rates. The 2012 effective tax rate reflects a full valuation allowance on losses in the United Kingdom. A change in the mix of pretax income from the various tax jurisdictions can have a significant impact on our periodic effective tax rate.
Net Loss. Our net loss was $(8.1) million for the first quarter of 2012, as compared to a net loss of $(8.3) million for the first quarter of 2011.

Liquidity and Capital Resources
Our principal sources of liquidity are from cash and cash equivalents, cash from operations and borrowings under our ABL Credit Facility and Dutch Revolving Credit Facility. As of March 30, 2012, we had cash and cash equivalents of $13.2 million. Net cash used in operating activities was $(0.7) million for the three months ended March 30, 2012 compared to net cash used in operating activities of $(4.9) million for the three months ended April 1, 2011. As of March 30, 2012, we had $10.0 million outstanding and availability of $58.2 million under our revolving credit facilities.
Our ability to make payments on and to refinance our indebtedness, to fund planned capital expenditures and to satisfy our other capital and commercial commitments will depend on our ability to generate cash flow in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We believe our March 30, 2012 cash levels, together with our cash from operations and borrowings under our revolving credit facilities will be adequate to fund our cash requirements based on our current level of operations for at least the next twelve months.
Debt
Senior Secured Notes
Euramax International, Inc. (“Euramax”), the Company and certain domestic subsidiaries entered into a purchase agreement with Deutsche Bank Securities Inc., Gleacher & Company Securities, Inc., Wells Fargo Securities, LLC and Morgan Keegan & Company, Inc., which we refer to collectively as the Initial Purchasers, for the sale of $375 million aggregate principal amount of 9.50% Senior Secured Notes due 2016, which we refer to as the Notes, of our wholly‑owned subsidiary Euramax International, Inc. The Notes were issued at par pursuant to an indenture, or the Indenture, dated March 18, 2011, among Euramax, the Company and certain domestic subsidiaries and Wells Fargo Bank, National Association, as trustee, which we refer to as the Trustee. Euramax used the net proceeds from the Notes, together with cash on hand, the net proceeds from the Senior Unsecured Loan Facility and borrowings under the ABL Credit Facility, to repay its existing first lien credit facility in full. The Notes bear interest at 9.50% per year and mature on April 1, 2016, unless earlier redeemed or repurchased by Euramax. Interest is payable semi-annually on April 1 and October 1 of each year, beginning on October 1, 2011.
The Notes may be redeemed at Euramax International's option, in whole or in part, under the conditions specified in the Indenture plus accrued and unpaid interest to the redemption date, at the following redemption prices if redeemed during the 12-month period beginning on April 1 of the years indicated:

Year	Percentage
2013	107.13%
2014	104.75%
2015 and thereafter	100.00%

Additionally at any time on or before April 1, 2013, Euramax may redeem (a) the greater of (i) $37.5 million and (ii) up to 10% of the aggregate principal amount of the Notes at any time and from time to time, but not more than once in any twelve‑month period, at a price equal to 103% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption; (b) up to 35% of the aggregate principal amount of the Notes issued with the net proceeds of certain equity offerings at a price equal to 109.50% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption; or (c) on any one or more occasions, redeem all or a part of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus the Applicable Premium (as defined in the Indenture) , and accrued and unpaid interest, if any, to the date of redemption.

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

Senior Unsecured Loan Facility
On March 3, 2011, Euramax International, Euramax Holdings, and certain of our domestic subsidiaries, as guarantors, entered into a credit and guaranty agreement for a new senior unsecured loan facility (the “Senior Unsecured Loan Facility”) in the aggregate principal amount of $125.0 million, which was issued at 98% of par value. The $125.0 million Senior Unsecured Loan Facility matures on October 1, 2016 and bears interest at 12.25% per year in the event no election is made to pay interest in kind (PIK) by increasing the principal amount of the Notes, and 14.25% (7.875% cash pay and 6.375% PIK) per annum in the event a PIK election is made. Euramax may make a PIK election for up to six quarters during the term of the Senior Unsecured Loan Facility. The interest rate on outstanding borrowings under the Senior Unsecured Loan Facility at March 30, 2012 was 12.25% as we have not made a PIK election.
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
Additionally, at any time before March 18, 2013, Euramax International may on one or more occasions prepay up to 35% of the aggregate principal amount of the loans outstanding on the closing date at 112.25%, plus accrued and unpaid interest. Upon a change of control, Euramax International may be required to repay all or a portion of the Senior Unsecured Loan Facility at a price equal to 101% of the principal amount plus accrued and unpaid interest. All obligations under the Senior Unsecured Loan Facility are unconditionally guaranteed by, Euramax Holdings and substantially all of our existing and future direct and indirect wholly‑owned domestic material restricted subsidiaries subject to certain exceptions.

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
ABL Credit Facility
On March 18, 2011, Euramax Holdings, Euramax International, and certain of our domestic subsidiaries as borrowers, and certain of our domestic subsidiaries as guarantors, entered into the Amended and Restated Senior Secured Revolving Credit and Guaranty Agreement, which we refer to as the ABL Credit Facility, with various lenders, Regions Bank, as Collateral and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, and Regions Business Capital, as Sole Lead Arranger and Bookrunner. The ABL Credit Facility provides for revolving credit financing of up to $70 million, subject to a borrowing base. The ABL Credit Facility matures on September 18, 2015.
Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus an applicable margin or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Regions Bank as its “prime rate” for commercial loans, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR plus 1.00%, plus an applicable margin. The applicable margin is dependent upon the type of borrowings Euramax International has made under the ABL Credit Facility. At March 30, 2012, the applicable margins were 2.50% and 1.50% for LIBOR and Base Rate borrowings, respectively. The applicable margins are subject to the Company's corporate credit rating as determined from time to time by Standard and Poor’s and Moody’s Investors Service and range from 2.00% to 2.75% for LIBOR borrowings and 1.00% to 1.75% for Bank Rate borrowings. The ABL Credit Facility requires Euramax International to pay a commitment fee ranging from 0.375% to 0.5%, based on the unutilized commitments. Euramax International is also required to pay customary letter of credit fees, including, without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.
All obligations under the ABL Credit Facility are unconditionally guaranteed by Euramax Holdings and substantially all of our existing and future direct and indirect, wholly owned domestic restricted subsidiaries which are not borrowers. All obligations under the ABL Credit Facility and the guarantees of those obligations are secured, subject to certain exceptions, by a first‑priority security interest in Euramax International’s and the guarantors’ inventory and accounts receivable and related assets, which we refer to as the ABL Collateral, and a junior‑priority security interest in (i) substantially all of Euramax International’s and the guarantors’ assets (other than inventory and accounts receivable and related assets, which assets secure our ABL Credit Facility on a first priority basis) and (ii) all of Euramax International’s capital stock and the capital stock of each material domestic restricted subsidiary owned by Euramax International or a guarantor and 65% of the voting capital stock and 100% of any non-voting capital stock of foreign restricted subsidiaries directly owned by Euramax International or a guarantor, which we refer to collectively as the Notes Collateral. The security interests are granted in accordance with the Amended and Restated Pledge and Security Agreement dated March 18, 2011, by and among us, the other guarantors party thereto and Regions Bank as Agent.
The ABL Credit Facility contains affirmative and negative covenants customary for this type of financing, including, but not limited to financial covenants requiring Euramax to meet a minimum consolidated fixed charge coverage ratio of at least 1.15 to 1.00 when excess availability is less than 15% of the lesser of the aggregate amount of commitments outstanding at such time and the borrowing base. As of March 30, 2012, excess availability exceeded 15% of the borrowing base, and therefore, the Euramax International was not required to meet the minimum consolidated fixed charge coverage ratio. Additionally, restrictive covenants limit the ability of the Euramax Holdings, Inc. and certain of our subsidiaries to incur liens, incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, consolidate, merge or sell all or substantially all of their assets, pay dividends or make other distributions, make certain loans and investments, amend or otherwise alter the terms of documents related to certain of their indebtedness, enter into transactions with affiliates and prepay certain indebtedness, in each case, subject to exclusions, and other customary covenants.
Dutch Revolving Credit Facility
In February 2012, our wholly owned subsidiary in the Netherlands, Euramax Coated Products, BV, entered into the Dutch Revolving Credit Facility, with Rabobank Roermond (Rabobank). The Dutch Revolving Credit Facility provides revolving credit financing of up to EUR 15 million and matures on April 1, 2016. Borrowings under the Dutch Revolving Credit Facility bear interest at a rate per annum which is the aggregate of the average one month Euribor rate over a calendar month plus a margin of 2% and requires payment of a Credit Fee of 0.35% per annum on the nominal amount of the credit facility. All obligations under the Dutch Revolver are secured by a mortgage on the real estate of Euramax Coated Products, BV, a pledge on present and future machinery of Euramax Coated Products, BV, and a pledge on present and future accounts receivable balances of Euramax Coated Products, BV. There were no outstanding borrowings under the Dutch Revolving Credit Facility as of March 30, 2012.

The Dutch Revolving Credit Facility contains financial and non-financial covenants customary for this type of financing. Financial Covenants include, but are not limited to a minimum annual EBITDA target and a minimum requirement for risk-bearing capital, for Euramax Coated Products, BV both measured at the Company's fiscal year-end. The Dutch Revolving Credit Facility also contains a clause limiting further indebtedness.
The First Lien Credit Facility
Our amended and restated first lien credit agreement (the “First Lien Credit Facility”) consisted of $525.3 million in term loans in the form of the Cash Pay Loan and the PIK Loan. The Cash Pay Loan and PIK Loan each included (i) a U.S. dollar term loan facility (the “U.S. Dollar Term Loan Facility”) and (ii) Euro and British pound sterling term loan facilities (together the “European Term Loan Facility”). Our subsidiaries Euramax International, Inc. and Euramax International Holdings B.V. were the borrowers (collectively, the “U.S. Borrowers”) under the U.S. Dollar Term Loan Facility. Our subsidiaries Euramax Holdings Limited, Euramax Europe B.V. and Euramax Netherlands B.V. were the borrowers (collectively, the “European Borrowers”) under the European Term Loan Facility. Outstanding amounts under the First Lien Credit Facility totaling approximately $514.7 million were repaid in the first quarter of 2011 with the proceeds of our notes and Senior Unsecured Credit Facility.

Covenant Ratios Contained in the Indenture Governing the Exchange Notes, the ABL Credit Facility and the Senior Unsecured Loan Facility.
The indenture governing the exchange notes and the Senior Unsecured Loan Facility contain two material covenants which utilize financial ratios. These covenants do not require Euramax International to maintain specified ratio levels at all times or at regular intervals. However, if Euramax International elected to incur additional indebtedness under the ratio test without having availability under other debt baskets, or make restricted payments under the restricted payment covenant without having availability under our restricted payment baskets, non-compliance with these covenants could result in an event of default under the indenture and, under certain circumstances, a requirement to immediately repay all amounts outstanding under the Notes and could trigger a cross-default under our senior secured credit facilities or other indebtedness we may incur in the future. First, Euramax International is permitted to incur indebtedness under the indenture and the Senior Unsecured Loan Facility if the ratio of Consolidated Cash Flow to Fixed Charges on a pro forma basis (referred to in the indenture and the Senior Unsecured Loan Facility as the "Fixed Charge Coverage Ratio") is greater than 2:1 or, if the ratio is less, only if the indebtedness falls into specified debt baskets, including, for example, a credit agreement debt basket, an existing debt basket, a capital lease and purchase money debt basket, an intercompany debt basket, a permitted guarantee debt basket, a hedging debt basket, a receivables transaction debt basket and a general debt basket. In addition, under the indenture and Senior Unsecured Loan Facility, Euramax International is permitted to incur secured debt only if the ratio of Consolidated Secured Indebtedness to Consolidated Cash Flow on a pro forma basis (referred to in the indenture and the Senior Unsecured Loan Facility as the "Secured Debt Ratio") is equal to or less than 3.75:1.00. Second, the restricted payment covenant provides that Euramax International may declare certain dividends, or repurchase equity securities, in certain circumstances only if the Fixed Charge Coverage Ratio is greater than 2:1. In addition, under the ABL Credit Facility, Euramax International is required to meet a minimum consolidated fixed charge coverage ratio of at least 1.15:1.00 when excess availability is less than 15% of the lesser of the aggregate amount of commitments outstanding at such time and the borrowing base.
        As used in the calculation of the Fixed Charge Coverage Ratio and the Secured Debt Ratio under the indenture, Consolidated Cash Flow, commonly referred to as Adjusted EBITDA, is calculated by adding Consolidated Net Income, provision of taxes based on income or profits or capital gains, Fixed Charges, the amount of any minority interest expense, depreciation and amortization and other non-cash expenses or charges, the amount of any integration costs or other business optimization expenses or costs deducted (and not added back) in such period in computing Consolidated Net Income incurred in connection with acquisitions, any extraordinary, non-recurring or unusual gain or loss or expense, together with any related provision for taxes, to the extent deducted in computing such Consolidated Net Income, the amount of cash restructuring charges not to exceed (x) $10.0 million in any twelve month period and (y) $25.0 million in the aggregate (through the maturity of the exchange notes), to the extent deducted in computing such Consolidated Net Income, and subtracting non-cash items increasing such Consolidated Net Income for such period, other than the accrual of revenue in the ordinary course of business.
        In calculating the ratios, Consolidated Cash Flow is further adjusted by giving pro forma effect to acquisitions, dispositions, refinancing, restructurings and operating dispositions that occurred in the prior four quarters, including certain cost savings and synergies expected to be obtained in the succeeding twelve months. In addition, the term Net Income is adjusted to exclude any dividends on preferred stock, and the term Consolidated Net Income is adjusted to exclude, among other things, the non-cash impact attributable to the application of the purchase method of accounting in accordance with GAAP and the cumulative effect of a change in accounting principles. The agreements governing our Senior Unsecured Loan Facility and ABL Credit Facility calculates Adjusted EBITDA (referred to in the ABL Credit Facility as "Consolidated Adjusted EBITDA") in a similar manner.
        The following table sets forth the Fixed Charge Coverage Ratio, Secured Debt Ratio, and Consolidated Secured Indebtedness as of and for twelve months ended March 30, 2012:

Ratios
(unaudited) (dollars in thousands)	Covenant Measure	As of and for the twelve months ended March 30, 2012
Fixed Charge Coverage Ratio under the Indenture (1)	Minimum of 2.0x	1.14 x
Fixed Charge Coverage Ratio under the ABL Credit Facility (2)	Minimum of 1.15x	0.97 x
Secured Debt Ratio under the Indenture (1)	Maximum of 3.75x	7.4 x
Consolidated Secured Indebtedness	—	$443.2

(1)
The Fixed Charge Coverage Ratio under the Indenture and the Secured Debt Ratio under the Indenture only limit the ability of Euramax International to incur additional indebtedness. However, since Euramax International has not incurred any additional indebtedness or made any restricted payments pursuant to the provisions in the indenture and the Senior Unsecured Loan Facility that rely on such ratios, there are no events of default or other penalties incurred as a result of not meeting the minimum or exceeding the maximum ratios.

(2) Under the ABL Credit Facility, Euramax International is only required to meet the minimum Fixed Charge Coverage Ratio under the ABL Credit Facility when excess availability is less than 15%. As of March 30, 2012, because excess availability under the ABL Credit Facility exceeded 15% of the borrowing base, Euramax International was not required to meet the minimum consolidated fixed charge coverage ratio under the ABL Credit Facility. The Company does not expect excess availability to fall below 15% during the next twelve months.

Cash Flows
The following table summarizes our cash flows for the three months ended March 30, 2012 and April 1, 2011:

	Three months ended
(Amounts in thousands)	March 30, 2012	April 1, 2011
Net cash used in operating activities	$(666)	$(4,881)
Net cash used in investing activities	(257)	(3,234)
Net cash used in financing activities	(252)	(7,501)
Effect of exchange rate changes on cash	36	(704)
Net decrease in cash and cash equivalents	$(1,139)	$(16,320)

Three months ended March 30, 2012 Compared to the three months ended April 1, 2011.
Operating Activities. Cash used in operating activities in the first three months of 2012 was approximately $0.7 million compared to $4.9 million for the first three months of 2011, a decrease of $4.2 million. The primary use of cash during the first quarter of 2012 was to fund increases in working capital necessary to support net sales growth. Increases in working capital in the first quarter are consistent with the seasonality of our business. The decline in cash used in operating activities is primarily related to the timing of interest payments. In the 1st quarter of 2012, interest payments on our Senior Unsecured Loan Facility totaled approximately $3.9 million compared to payments of $7.4 million on the Company's First Lien Credit Facility in the first quarter of 2011. Interest on the Company's Senior Secured Notes is not payable until April 1, 2012, the first day of our second quarter.
Investing Activities. Cash used in investing activities in the first three months of 2012 was $0.3 million. Capital expenditures of $1.4 million were offset by asset sales of approximately $1.1 million in the first three months of 2012.
Cash used in investing activities in the first three months of 2011 was $3.2 million. Capital expenditures of $3.3 million in the first three months of 2011 were offset by $0.1 million of proceeds from the sale of assets.
Financing Activities. Net cash used in financing activities during the first three months of 2012 was $0.3 million and consisted primarily of net repayments on the ABL Credit Facility and debt issuance costs associated with the Dutch Revolving Credit Facility.
Cash used in financing activities during the first three months of 2011 was $7.5 million. Net borrowings under the ABL Credit Facility of $15.0 million, $3.0 million from cash overdrafts, and borrowings from the issuance of the Notes during the first three months of 2011 totaling $375.0 million were offset by cash payments of $412.0 million to settle outstanding borrowings under the First Lien Credit Facility of $514.7 million. The remaining $102.7 million in outstanding loans under the First Lien Credit Facility were exchanged by various lenders along with cash of $19.8 million for $125.0 million aggregate principal amount of indebtedness under the Senior Unsecured Loan Facility. Payments of debt issuance costs totaled $8.3 million.

Capital Expenditures
Our capital expenditures for the first three months of 2012 and the first three months of 2011 were $1.4 million and $3.3 million, respectively. Capital expenditures in the first three months of 2011 included approximately $0.9 million related to the implementation of our ERP system in the United States. There were no expenditures related our ERP system in the first quarter of 2012. The balance of capital expenditures in each period relates primarily to purchases and upgrades of coil coating, fabricating, transportation and material moving and handling equipment.

Seasonality; Inflation
Our sales have historically been seasonal, with the second and third quarters typically accounting for our highest sale volumes. First and fourth quarter sale volumes are generally lower primarily due to reduced repair and remodel activity and reduced activity in the building and construction industry as a result of colder and more inclement weather in our geographic end markets, as well as customer plant shutdowns in the RV and automotive industries during holidays and model changeovers.
Our cost of goods sold is subject to inflationary pressures and price fluctuations of the raw materials we use, particularly the cost of aluminum and steel. In addition, we are party to certain leases that contain escalator clauses contingent on increases based on changes in the Consumer Price Index. We believe that inflation and/or deflation had a minimal impact on our overall operations during the three months ended March 30, 2012 and April 1, 2011.
Working Capital Management
Working capital decreased $3.8 million, or 4.2%, to $86.6 million as of March 30, 2012 from $90.4 million as of December 30, 2011. The decrease in working capital is primarily attributable to increases in accounts payable and other accrued expenses offset by seasonal increases in accounts receivable and inventory. We historically experience an increase in inventory and accounts receivable during the first half of the year as many customers in our markets increase purchases in the spring and gradually decline throughout the second half of the year.
Accounts payable of $73.1 million as of March 30, 2012 increased $18.8 million, or 34.6%, from $54.3 million as of December 30, 2011. Higher accounts payable balances reflect increasing inventory levels throughout the year to support higher demand in peak seasons. Accounts payable also increased as a result of less restrictive credit terms, which increased trade credit availability, as a result of our debt refinancing during the first three months of 2012.
Accrued interest payable of $17.8 million as of March 30, 2012 increased $8.9 million from $8.9 million as of December 30, 2011. This increase resulted from the timing of our interest payment on our Senior Secured Notes, which is due April 1, 2012, the first day of our second quarter fiscal period.
Accounts receivable of $95.4 million as of March 30, 2012 increased $12.2 million, or 14.7%, from $83.2 million as of December 30, 2011. As of March 30, 2012, days sales outstanding in accounts receivable were 43.7 days, compared to 34.5 days as of December 30, 2011. The primary reason for the increase in accounts receivable was a 3.6% increase in net sales for the two months ended March 30, 2012 compared to the two months ended December 30, 2011. The majority of outstanding receivables are generated from net sales in the preceding two months.
Inventories of $96.1 million as of March 30, 2012 increased $12.7 million, or 15.2%, from $83.4 million as of December 30, 2011, primarily as a result of seasonal increases in demand. As March 30, 2012, days sales in inventories were 52.5 days, compared to 40.0 days as of December 30, 2011, which reflects higher inventory levels necessary to support higher sales activity.
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

Allowance for Doubtful Accounts, Inventory Realizability and Obsolescence and Warranty Reserves
We record trade accounts receivable at net realizable value. This value includes an allowance for doubtful accounts based on historical experience, current economic conditions and an evaluation of the relevant customer’s credit worthiness. We charge off accounts receivable against the allowance for doubtful accounts when it is probable that the receivable will not be recovered.
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
We make estimates and assumptions related to establishing reserves and allowances for doubtful accounts, for inventory obsolescence and warranty costs. Ranges of estimates are developed based upon historical experience, specifically identified conditions and management expectations for the future occurrence of certain events. In the event that actual results differ from these estimates or we adjust these estimates in future periods, adjustments to the amounts recorded could materially impact our financial position and results of operations. Historically, our experience has not been materially different than our estimates. There have been no significant changes in the assumptions used to develop our estimates in establishing reserves and allowances for doubtful accounts, inventory obsolescence and warranty costs from fiscal year 2011 and no significant changes are anticipated for fiscal year 2012.
Property, Plant, and Equipment
We record property, plant, and equipment at cost. Cost of property, plant, and equipment acquired in a business combination is recorded at fair value based on the age and current replacement cost for similar assets on the date of the acquisition. We generally expense repair and maintenance costs unless they extend the useful lives of assets. Depreciation of property, plant, and equipment is computed principally on the straight-line method over the estimated useful lives of the assets ranging from 3 to 37 years for equipment and from 17 to 25 years for buildings. Gains and losses related to the disposition of property, plant, and equipment are charged to other income or expense when incurred. Also, when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, management assesses whether there has been an impairment in the value of the asset by comparing the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition to the carrying amount of the asset. If the expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized based on the excess of the asset’s carrying value over its fair value. Fair value is estimated based on discounted cash flows, independent appraisals or comparable market transactions.
Goodwill and Intangible Assets
Our goodwill represents the excess of the purchase price we pay in a business combination over the fair value of net tangible and identifiable intangible assets acquired. We test our goodwill for impairment annually on the first day of our fourth quarter, or more frequently, if events or circumstances indicate the potential for impairment. For impairment testing purposes, we have identified five reporting units at the operating segment level, primarily based upon the nature of discrete businesses comprising our operations.
We have recognized intangible assets, apart from goodwill, acquired in business combinations and resulting from certain shareholder transactions, at fair value on the date of the transactions. Indefinite lived intangible assets are not amortized, but are tested for impairment annually on the first day of our fourth quarter, or more frequently if events or circumstances indicate the potential for impairment. We amortize our intangible assets with finite lives over their useful lives based upon the pattern in which the economic benefits of the intangible assets are recognized. If that pattern cannot be determined, a straight-line amortization method is used. Intangible assets with finite lives are tested for impairment when there are indications that the carrying amount of an intangible asset may not be recoverable. We utilize an income approach to estimate the fair value of our definite and indefinite lived intangible assets to test for impairment.

Income Taxes
We account for income taxes using the asset and liability method of accounting. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable for future years to differences between financial statement and tax bases of existing assets and liabilities. We establish valuation allowances if we believe it is more likely than not that some or all of the deferred tax assets will not be realized. We do not recognize a tax benefit unless we conclude that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met a tax benefit is recognized and measured as the largest amount of the tax benefit that in our judgment is greater than 50 percent likely to be realized. Interest and penalties related to unrecognized tax positions are recorded in provision (benefit) for income taxes in our consolidated financial statements.
Revenue Recognition
We recognize revenue when persuasive evidence of an agreement exists, delivery has occurred, our price to the buyer is fixed and determinable and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of March 30, 2012.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in currency exchange rates (primarily the euro and British pound sterling), interest rates and commodity prices (primarily aluminum and steel).
Foreign Currency Exchange Risk
Approximately 37.3% of our net sales for the three months ended March 30, 2012 originated in Europe. Although our sales outside the United States are subject to exchange rate fluctuations, we do not use derivatives to manage our foreign currency exchange risks resulting from foreign sales. Changes in foreign exchange rates affect interest expense recorded in relation to our foreign currency‑denominated debt instruments.
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

Item 4.  Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 30, 2012. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that as of March 30, 2012 the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) of the Securities Exchange Act of 1934, as amended) are effective. In addition, there were no changes in our internal control over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to affect our internal control over financial reporting.
Part II. Other Information

Item 1.  Legal Proceedings
From time to time, we are party to various legal proceedings arising in the ordinary course of business. The Company is not currently a party to any legal proceeding the result of which it believes could have a material adverse impact upon its business, financial position or results of operations.

Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 30, 2011, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Item 6.  Exhibits
EXHIBIT INDEX

Number	Exhibit Title
10.1	Facility Agreement, by and among Coopertive Rabobank Roermond-Ecth U.A. and Euramax Coated Products, B.V.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Euramax Holdings, Inc.'s Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Euramax Holding's Inc.’s Chief Financial Officer.
32.1	Certification of the CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

* In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EURAMAX HOLDINGS, INC.

Date: May 11, 2012	/s/ R. Scott Vansant
R. Scott Vansant
Vice President and Chief Financial Officer