Form 10-Q
period 2012-06-29
Euramax Holdings, Inc.
filed 2012-08-10
CIK 1026743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2012
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒*

* The registrant is a voluntary filer of reports required to be filed by certain companies under Sections 13 or 15(d) of the Securities Exchange Act of 1934 and has filed all reports that would have been required to be filed by the registrant since December 22, 2011, the date of effectiveness of its Registration Statement on Form S-4, had it been subject to such filing requirements.

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 185,663 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of August 9, 2012, none of which are publicly traded.

Part I. Financial Information

Item 1. Financial Statements (unaudited)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 29, 2012	December 30, 2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$11,901	$14,327
Accounts receivable, net of allowance for doubtful accounts of $3,235 and $4,391, respectively	99,874	83,234
Inventories, net	97,853	83,396
Income taxes receivable	885	697
Deferred income taxes	2,232	1,906
Other current assets	6,393	4,336
Total current assets	219,138	187,896
Property, plant and equipment, net	138,477	146,549
Goodwill	194,432	196,686
Customer relationships, net	61,418	69,636
Other intangible assets, net	7,812	8,148
Deferred income taxes	23	6
Other assets	11,221	10,325
Total assets	$632,521	$619,246
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable, including cash overdrafts of $3,092 and $65, respectively	$72,138	$54,329
Accrued expenses and other current liabilities	30,913	33,425
Accrued interest payable	9,153	8,886
Deferred income taxes	870	891
Total current liabilities	113,074	97,531
Long-term debt	525,847	507,988
Deferred income taxes	23,471	21,501
Other liabilities	45,639	45,519
Total liabilities	708,031	672,539
Shareholders’ equity (deficit):
Common stock	185	185
Additional paid-in capital	720,364	718,837
Accumulated loss	(805,799)	(782,087)
Accumulated other comprehensive income	9,740	9,772
Total shareholders’ equity (deficit)	(75,510)	(53,293)
Total liabilities and shareholders’ equity (deficit)	$632,521	$619,246

See the accompanying notes to these condensed consolidated financial statements.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three months ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Net sales	$223,792	$256,858	$422,475	$467,237
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	185,135	212,358	351,700	386,241
Selling and general (excluding depreciation and amortization)	21,039	23,738	43,920	47,768
Depreciation and amortization	8,633	9,509	17,314	18,746
Other operating charges	920	1,484	1,762	3,901
Multiemployer pension withdrawal expense	—	1,200	—	1,200
Income from operations	8,065	8,569	7,779	9,381
Interest expense	(13,861)	(13,619)	(27,397)	(28,752)
Other (loss) income, net	(8,863)	3,770	(2,819)	8,656
Loss before income taxes	(14,659)	(1,280)	(22,437)	(10,715)
Provision (benefit) for income taxes	933	846	1,275	(258)
Net loss	$(15,592)	$(2,126)	$(23,712)	$(10,457)

See the accompanying notes to these condensed consolidated financial statements.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Net loss	$(15,592)	$(2,126)	$(23,712)	$(10,457)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,165)	463	(202)	4,759
Net change in pension and other benefit liabilities, net of tax	85	21	170	21
Total comprehensive loss	$(16,672)	$(1,642)	$(23,744)	$(5,677)

See the accompanying notes to these condensed consolidated financial statements.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 29, 2012	July 1, 2011
Net cash used in operating activities	$(21,387)	$(9,736)
Cash flows from investing activities:
Proceeds from sales of assets	1,233	64
Capital expenditures	(2,647)	(5,990)
Net cash used in investing activities	(1,414)	(5,926)
Cash flows from financing activities:
Changes in cash overdrafts	3,027	1,690
Net borrowings on ABL Credit Facility	17,635	25,931
Net repayments on First Lien Credit Facility	—	(412,028)
Borrowings under Senior Secured Notes	—	375,000
Borrowings under Senior Unsecured Notes	—	19,812
Debt issuance costs	(47)	(10,476)
Net cash provided by (used in) financing activities	20,615	(71)
Effect of exchange rate changes on cash	(240)	2,734
Net decrease in cash and cash equivalents	(2,426)	(12,999)
Cash and cash equivalents at beginning of period	14,327	24,902
Cash and cash equivalents at end of period	$11,901	$11,903
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
The Company’s sales volumes have historically been higher in the second and third quarters due to the seasonal demand of the building products markets served. Accordingly, results for the three and six months ended June 29, 2012 are not necessarily indicative of the results that may be expected for the full year. Management believes that the disclosures made are adequate for a fair presentation of the Company’s results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 30, 2011.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Each of our interim reporting periods, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The second quarter of 2012 and 2011 ended on June 29, 2012 and July 1, 2011, respectively. Beginning in 2012, our fiscal year will end on December 31 regardless of the day of the week on which December 31 falls. Our 2011 fiscal year end was December 30, 2011.
2. Inventories
Inventories were comprised of:

	June 29, 2012	December 30, 2011
	(in thousands)
Aluminum and steel coil	$65,545	$52,681
Raw materials	14,486	12,808
Work in process	2,617	2,980
Finished products	15,205	14,927
	$97,853	$83,396
The Company has disclosed aluminum and steel coil inventory separately, as it represents inventory that can be classified as raw material, work in process or finished product. Aluminum and steel coil includes both painted and bare coil. Inventories are net of related reserves totaling $2.8 million and $3.0 million as of June 29, 2012 and December 30, 2011, respectively.

3. Long-Term Obligations
Long-term obligations consisted of the following:

	June 29, 2012	December 30, 2011
	(in thousands)
Senior Secured Notes (9.50%)	$375,000	$375,000
Senior Unsecured Loan Facility (12.25%)	123,006	122,782
ABL Credit Facility	27,841	10,206
Dutch Revolving Credit Facility	—	—
	$525,847	$507,988

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

The Company recognized a loss of approximately $1.5 million on the extinguishment of the First Lien Credit Agreement in the first quarter of 2011. This loss is primarily comprised of the write-off of previously capitalized deferred debt issuance costs and is recorded in other income (loss). Deferred debt issuance costs, related to First Lien Credit Agreement obligations which were exchanged for obligations under the Senior Unsecured Loan Facility, are being amortized to interest expense over the term of the new Senior Unsecured Loan Facility using the effective interest rate method. Direct and incremental debt issuance costs related to the Senior Unsecured Notes, Senior Unsecured Credit Facility, and ABL Credit Facility, including legal fees, printing costs and bank fees totaled approximately $10.6 million and have been capitalized and reported as deferred financing costs within other assets. These costs are being amortized and recorded in interest expense using the effective interest rate method over the term of the applicable agreement.

Senior Secured Notes
The Notes were issued at par in a private placement exempt from registration requirements under the Securities Act. The Notes were issued pursuant to an indenture, or the Indenture, dated March 18, 2011, among Euramax, the Company, and certain of its domestic subsidiaries as guarantors, and Wells Fargo Bank, National Association, the Trustee. Substantially all of Euramax’s U.S. subsidiaries are guarantors of the Notes. The Notes bear interest at 9.50% per year and mature on April 1, 2016, unless earlier redeemed or repurchased by Euramax. Interest is payable semi-annually on April 1 and October 1 of each year.

The Notes may be redeemed at the option of Euramax, in whole or in part, under the conditions specified in the Indenture plus accrued and unpaid interest to the redemption date, at the following redemption prices if redeemed during the twelve-month period beginning on April 1 of the years indicated:

Year	Percentage
2013	107.125%
2014	104.750%
2015 and thereafter	100.000%
Additionally at any time on or before April 1, 2013, Euramax may redeem the greater of (i) $37.5 million and (ii) up to 10% of the aggregate principal amount of the Notes at any time and from time to time, but not more than once in any twelve‑month period, at a price equal to 103% of the principal amount of the Notes redeemed and accrued and unpaid interest, if any, to the date of redemption; up to 35% of the aggregate principal amount of the Notes issued with the net proceeds of certain equity offerings at a price equal to 109.5% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption; or Euramax may, on any one or more occasions, redeem all or a part of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus the Applicable Premium (as defined in the Indenture) and accrued and unpaid interest, if any, to the date of redemption.
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
Senior Unsecured Loan Facility
Proceeds from the Senior Unsecured Loan Facility were borrowed on March 18, 2011 and will mature on October 1, 2016. Loans under the Senior Unsecured Loan Facility bear interest at 12.25% per year in the event no election is made to pay interest in kind (PIK) , and 14.25% (7.875% cash pay and 6.375% PIK) per annum in the event a PIK election is made. The Company may make a PIK election for up to six quarters during the term of the Senior Unsecured Loan Facility. The interest rate on outstanding borrowings under the Senior Unsecured Loan Facility at June 29, 2012 was 12.25%, as the Company has not made a PIK election.
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
ABL Credit Facility
On March 18, 2011, the Company, Euramax, and certain of its domestic subsidiaries, entered into the ABL Credit Facility with Regions Bank, as Collateral and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, and Regions Business Capital, as Sole Lead Arranger and Bookrunner. The ABL Credit Facility provides for revolving credit financing of up to $70 million, subject to borrowing base availability. At June 29, 2012, $27.5 million was available to be drawn on the ABL Facility. The ABL Credit Facility matures on September 18, 2015.
Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus an applicable margin or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Regions Bank as its “prime rate” for commercial loans, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR plus 1.00%, plus an applicable margin. The applicable margin is dependent upon the type of borrowings the Company has made under the ABL Credit Facility. At June 29, 2012, the applicable margins were 2.50% and 1.50% for LIBOR and Base Rate borrowings, respectively. The applicable margins are subject to Euramax’s corporate credit rating as determined from time to time by Standard and Poor’s and Moody’s Investors Service and range from 2.00% to 2.75% for LIBOR borrowings and 1.00% to 1.75% for Base Rate borrowings. The weighted average interest rate, including the applicable margin payable on outstanding borrowings under the ABL Credit Facility, at June 29, 2012 was 2.8%. The ABL Credit Facility requires the Company to pay a commitment fee ranging from 0.375% to 0.5%, based on the unutilized commitments. The Company is also required to pay customary letter of credit fees, including, without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.
All obligations under the ABL Credit Facility are unconditionally guaranteed by the Company and substantially all of Euramax’s existing and future direct and indirect, wholly-owned domestic restricted subsidiaries which are not borrowers. All obligations under the ABL Credit Facility are secured, subject to certain exceptions, by a first‑priority security interest in Euramax’s and the Guarantors’ inventory and accounts receivable and related assets, referred to as the ABL Collateral, and a junior‑priority security interest in (i) substantially all of Euramax’s and the Guarantors’ assets (other than inventory and accounts receivable and related assets, which assets secure the ABL Credit Facility on a first priority basis) and (ii) all of Euramax’s capital stock and the capital stock of each material domestic restricted subsidiary owned by Euramax or a Guarantor and 65% of the voting capital stock and 100% of any non-voting capital stock of foreign restricted subsidiaries directly owned by Euramax or a Guarantor, which we refer to collectively as the Notes Collateral.
The ABL Credit Facility contains affirmative and negative covenants customary for this type of financing, including, but not limited to financial covenants requiring Euramax to meet a minimum consolidated fixed charge coverage ratio of at least 1.15 to 1.00 when excess availability is less than 15% of the lesser of the aggregate amount of commitments outstanding at such time and the borrowing base. As of June 29, 2012, excess availability exceeded 15% of the borrowing base; therefore, Euramax was not required to meet the minimum consolidated fixed charge coverage ratio. Additionally, restrictive covenants limit the ability of the Company and certain of its subsidiaries to incur liens, incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, consolidate, merge or sell all or substantially all of their assets, pay dividends or make other distributions, make certain loans and investments, amend or otherwise alter the terms of documents related to certain of their indebtedness, enter into transactions with affiliates and prepay certain indebtedness, in each case, subject to exclusions, and other customary covenants.

Dutch Revolving Credit Facility

In February 2012, the Company's wholly owned subsidiary Euramax Coated Products, BV, entered into a revolving credit facility, with Rabobank Roermond (the "Dutch Revolving Credit Facility"). The Dutch Revolving Credit Facility provides revolving credit financing of up to EUR 15 million and matures on April 1, 2016. Borrowings under the Dutch Revolving Credit Facility bear interest at a rate per annum which is the aggregate of the average one month Euribor rate over a calendar month plus a margin of 2% and requires payment of a commitment fee of 0.35% per annum on the nominal amount of the credit facility. All obligations under the Dutch Revolving Credit Facility are secured by a mortgage on the real estate of Euramax Coated Products, BV, a pledge on present and future machinery of Euramax Coated Products, BV, and a pledge on present and future accounts receivable balances of Euramax Coated Products, BV. There were no outstanding borrowings under the Dutch Revolving Credit Facility as of June 29, 2012.

The Dutch Revolving Credit Facility contains financial and non-financial covenants customary for this type of financing. Financial Covenants include, but are not limited to, a minimum annual EBITDA target and a minimum amount of risk-bearing capital for Euramax Coated Products, BV both measured at the Company's fiscal year-end. The Dutch Revolving Credit Facility also contains a clause limiting further indebtedness. As of June 29, 2012, the Company is in compliance with all covenants.
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

The Company has entered into forward contracts to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price to mitigate uncertainty and volatility, and to cover underlying exposures to certain payments in currencies other than the functional currency. The Company has not designated these contracts for hedge accounting treatment and, therefore, the gains and losses on these contracts are recorded in other (loss) income. In the first half of 2012, the Company recognized a gain of $0.1 million in Other (loss) income, net related to these forward contracts.

As of June 29, 2012 and December 30, 2011, derivatives totaling approximately $0.3 million and $0.6 million, respectively, were carried at fair value in the condensed consolidated balance sheet in the line item other current assets. The Company determined that the fair value of the foreign exchange contracts were level 1 measurements in the fair value hierarchy. To measure the fair value of the foreign exchange contracts the Company obtained quotations from financial institutions.

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
Product Warranties
The Company provides warranties on certain products. The warranty periods differ depending on the product, but generally range from one year to limited lifetime warranties. The Company provides accruals for warranties based on historical experience and expectations of future occurrence. Changes in the product warranty accrual are summarized as follows:

	Three months ended		Six months ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
	(in thousands)		(in thousands)
Balance, beginning of period	$5,412	$5,403	$5,050	$5,561
Payments made or service provided	(669)	(1,284)	(1,412)	(1,952)
Warranty expense	788	1,549	1,668	1,945
Foreign currency translation	(259)	78	(34)	192
Balance, end of period	$5,272	$5,746	$5,272	$5,746
6. Income Taxes
The income tax provision (benefit) for 2012 and 2011 are computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country by country basis, adjusted for changes in valuation allowances relating to the Company’s net operating loss and capital loss carryforwards. The effective rates for the three month periods ended June 29, 2012 and July 1, 2011, were 6.4% and 66.1%, respectively.

The effective rate for the three months ended June 29, 2012 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, U.S. tax impact of foreign dividends and non-deductible foreign currency transaction gains and losses, and valuation allowances related to net losses in the U.K. and for U.S. federal and state net operating losses.
The effective rate for the three months ended July 1, 2011 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, U.S. tax impact of foreign dividends and non-deductible foreign currency transaction gains and losses, recognition of additional provision for foreign taxes unrelated to current year earnings, and valuation allowances for U.S. federal and state net operating losses.

The effective tax rates for the six month periods ended June 29, 2012 and July 1, 2011, were 5.7% and (2.4)%, respectively.

The effective rate for the six months ended June 29, 2012 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, U.S. tax impact of foreign dividends and non-deductible foreign currency transaction gains and losses, and valuation allowances related to net losses in the U.K. and for U.S. federal and state net operating losses.
The effective rate for the six months ended July 1, 2011 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, U.S. tax impact of foreign dividends and non-deductible foreign currency transaction gains and losses, recognition of additional provision for foreign taxes unrelated to current year earnings, and valuation allowances for U.S. federal and state net operating losses.

7. Employee Benefit Plans
In the second quarter of 2011, the Company announced plans to move its operations in Romeoville, IL to its existing facility in Nappanee, IN. This move, intended to reduce fixed overhead costs, triggered an early withdrawal from the multiemployer pension plan benefiting hourly employees at the Romeoville facility. Accordingly, the Company recorded a $1.2 million charge in its U.S. Commercial Products segment for liabilities associated with this withdrawal. The liability represents the present value of estimated future payments for the Company’s proportionate share of unfunded vested benefits under the multiemployer plan. The Company received notification of the final assessment from the plan trustee in July 2012. The total withdrawal liability was determined to be $1.2 million. The Company has the option to settle the liability in a lump sum payment or in monthly installments over a 20 year period. The Company is currently considering its payment options.
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

	Three months ended				Six months ended
	June 29, 2012		July 1, 2011		June 29, 2012		July 1, 2011
	U.S. Plan	UK Plan	U.S. Plan	UK Plan	U.S. Plan	UK Plan	U.S. Plan	UK Plan
	(in thousands)				(in thousands)
Components of net periodic pension cost
Service cost	$19	$—	$10	$—	$38	$—	$20	$—
Interest cost	128	599	128	591	256	1,180	256	1,185
Expected return on assets	(144)	(424)	(140)	(459)	(288)	(836)	(280)	(920)
Recognized actuarial net loss	62	23	21	—	124	46	21	—
Total Company defined benefit plan expense	65	198	19	132	130	390	17	265
Multiemployer benefit expense	298	—	317	—	576	—	573	—
Multiemployer pension withdrawal penalty	—	—	1,200	—	—	—	1,200	—
Net periodic pension cost	$363	$198	$1,536	$132	$706	$390	$1,790	$265
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

Derivative Financial Instruments
The fair values of our futures contracts were primarily determined using quoted contract prices from financial institutions. The fair values of these instruments were based on the closing contract price as of the balance sheet date and were classified as Level 1. As of June 29, 2012 and December 30, 2011, the Company had outstanding derivative financial instruments totaling $0.3 million and $0.6 million, respectively.

Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.

The Company did not record any impairment charges related to assets measured at fair value on a nonrecurring basis during the three and six month periods ended June 29, 2012 and July 1, 2011.

Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; receivables; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these instruments.

The fair value of our long-term debt is estimated using Level 2 inputs based on dealer quoted prices for our debt instruments based on recent transactions obtained from various sources. As of June 29, 2012, the carrying amount and fair value of our Senior Secured Notes, were $375.0 million and $337.5 million, respectively.
9. Segment Information
The Company manages its business and serves its customers through reportable segments differentiated by product type, end market, and geography. In the first quarter of 2012, the Company completed a reorganization of its U.S. operational structure. The reorganization included the consolidation of all U.S. operating companies into one legal entity and realigned reporting and management responsibilities based upon the Company's residential and commercial product offerings. As a result of the restructuring, the Company has identified two U.S. reporting segments; U.S. Residential Products and U.S. Commercial Products. Prior to this restructuring, our reporting segments consisted of U.S. Residential Building Products, U.S. Non-Residential Building Products and U.S. RV and Specialty Building Products. Our 2011 results have been adjusted to reflect the Company's change in reportable segments. These organizational changes did not impact our European reportable segments.
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
U.S. Commercial Products—The U.S. Commercial Products segment utilizes various materials, including steel coil, aluminum coil and fiberglass to create various products with commercial applications, including roofing and siding panels, ridge caps, flashing, trim, soffit and other accessories as well as sidewall components, siding and other exterior components for the towable RV, cargo and manufactured housing markets. The Company sells these products to builders, contractors, lumber yards, home improvement retailers, OEM's, and RV manufacturers from manufacturing and distribution facilities located throughout the U.S. These products are used in the construction of a wide variety of small scale non-residential, agricultural and industrial building types on either wood or metal frames, manufactured homes, and towable RVs.
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
The following table presents information about reported segments for the three months ended June 29, 2012:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
Three months ended June 29, 2012	(in thousands)
Net sales:
Third party	$76,550	$78,778	$49,324	$19,140	$—	$—	$223,792
Intersegment	311	39	107	—	—	(457)	—
Total net sales	$76,861	$78,817	$49,431	$19,140	$—	$(457)	$223,792
Income (loss) from operations	$7,484	$1,511	$3,291	$(463)	$(3,758)	$—	$8,065
Depreciation and amortization	$2,644	$2,026	$2,358	$631	$974	$—	$8,633
Capital expenditures	$289	$200	$273	$149	$310	$—	$1,221

The following table presents information about reported segments for the three months ended July 1, 2011:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
Three months ended July 1, 2011	(in thousands)
Net sales:
Third party	$82,928	$78,073	$72,543	$23,314	$—	$—	$256,858
Intersegment	261	66	230	—	—	(557)	—
Total net sales	$83,189	$78,139	$72,773	$23,314	$—	$(557)	$256,858
Income (loss) from operations	$7,238	$2,203	$4,631	$(32)	$(5,471)	$—	$8,569
Depreciation and amortization	$2,841	$2,071	$2,792	$848	$957	$—	$9,509
Capital expenditures	$121	$1,074	$367	$516	$636	$—	$2,714

The following table presents information about reported segments for the six months ended June 29, 2012:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
Six months ended June 29, 2012	(in thousands)
Net sales:
Third party	$137,196	$142,933	$103,472	$38,874	$—	$—	$422,475
Intersegment	583	129	265	—	—	(977)	—
Total net sales	$137,779	$143,062	$103,737	$38,874	$—	$(977)	$422,475
Income (loss) from operations	$10,786	$(1,542)	$5,884	$(843)	$(6,506)	$—	$7,779
Depreciation and amortization	$5,287	$4,074	$4,755	$1,253	$1,945	$—	$17,314
Capital expenditures	$740	$395	$750	$452	$310	$—	$2,647

The following table presents information about reported segments for the six months ended July 1, 2011:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
Six months ended July 1, 2011	(in thousands)
Net sales:
Third party	$143,112	$144,895	$132,989	$46,241	$—	$—	$467,237
Intersegment	515	70	396	—	—	(981)	—
Total net sales	$143,627	$144,965	$133,385	$46,241	$—	$(981)	$467,237
Income (loss) from operations	$10,132	$(37)	$9,437	$543	$(10,694)	$—	$9,381
Depreciation and amortization	$5,686	$4,171	$5,435	$1,628	$1,826	$—	$18,746
Capital expenditures	$435	$2,035	$763	$1,182	$1,575	$—	$5,990

It is impractical for the Company to provide revenues from external customers by groups of similar products. Accordingly, the following table reflects revenues from external customers by markets for the periods indicated.

		Three months ended		Six months ended
Customers/Markets	Primary Products	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
		(in thousands)
Original Equipment Manufacturers (“OEMs”)	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; windows and roofing and composite building panels	$57,429	$66,465	$118,488	$132,953
Home Improvement Retailers	Rain carrying systems, roofing accessories, steel roofing and siding, windows, doors and shower enclosures	49,615	53,344	87,934	93,305
Industrial and Architectural Contractors	Standing seam panels; siding and roofing accessories; and composite building panels	34,698	53,835	70,588	92,743
Rural Contractors	Steel and aluminum roofing and siding	37,188	33,185	64,296	60,052
Distributors	Metal coils, rain carrying systems and roofing accessories	24,702	28,947	44,890	48,495
Manufactured Housing	Steel siding and trim components	9,560	9,955	18,026	20,222
Home Improvement Contractors	Vinyl replacement windows; metal coils, rain carrying systems; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings	10,600	11,127	18,253	19,467
		$223,792	$256,858	$422,475	$467,237

10. Supplemental Guarantor Condensed Financial Information

On March 18, 2011, Euramax Holdings, Inc. (presented as Parent in the following schedules), through its 100%-owned subsidiary, Euramax International, Inc. (presented as Issuer in the following schedules) issued the Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Euramax Holdings, Inc. Additionally, the Notes were fully and unconditionally guaranteed by all material domestic subsidiaries, collectively referred to as the "Guarantors." On December 30, 2011, as permitted by the First Supplemental Indenture, the Company completed the merger of the Guarantor subsidiaries with Euramax International, Inc. This merger does not adversely affect the legal rights under the Indenture of any holder of the Notes in any material respect. All other subsidiaries of Euramax International, Inc., whether direct or indirect, do not guarantee the Senior Secured Notes (the "Non-Guarantors").
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
The following condensed consolidating financial statements present the results of operations, comprehensive loss, financial position and cash flows of (1) the Parent, (2) the Issuer (including all Guarantor subsidiaries prior to the merger), (3) the Non-Guarantor Subsidiaries, and (4) eliminations to arrive at the information for Euramax Holdings, Inc. on a consolidated basis. The condensed consolidating financial statements for all periods presented reflect the legal entity structure and Notes guaranty as of June 29, 2012 for comparative purposes. Separate financial statements and other disclosures concerning the former Guarantor subsidiaries are not presented because management does not believe such information is material to investors.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 29, 2012
(in thousands)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$157	$11,744	$—	$11,901
Accounts receivable, net of allowance for doubtful accounts	—	54,930	44,944	—	99,874
Inventories, net	—	66,016	31,837	—	97,853
Income taxes receivable	—	340	545	—	885
Deferred income taxes	—	1,702	530	—	2,232
Other current assets	—	3,848	2,545	—	6,393
Total current assets	—	126,993	92,145	—	219,138
Property, plant and equipment, net	—	67,662	70,815	—	138,477
Amounts due from affiliates	—	216,813	18,521	(235,334)	—
Goodwill	—	81,054	113,378	—	194,432
Customer relationships, net	—	38,365	23,053	—	61,418
Other intangible assets, net	—	7,812	—	—	7,812
Investment in consolidated subsidiaries	(70,855)	26,646	—	44,209	—
Deferred income taxes	—	—	23	—	23
Other assets	—	6,124	5,097	—	11,221
Total assets	$(70,855)	$571,469	$323,032	$(191,125)	$632,521
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$46,253	$25,885	$—	$72,138
Accrued expenses and other current liabilities	184	16,020	14,709	—	30,913
Accrued interest payable	—	9,153	—	—	9,153
Deferred income taxes	—	—	870	—	870
Total current liabilities	184	71,426	41,464	—	113,074
Long-term debt	—	525,847	—	—	525,847
Amounts due to affiliates	4,471	13,309	217,554	(235,334)	—
Deferred income taxes	—	8,941	14,530	—	23,471
Other liabilities	—	22,801	22,838	—	45,639
Total liabilities	4,655	642,324	296,386	(235,334)	708,031
Shareholders’ equity (deficit):
Common stock	185	—	21	(21)	185
Additional paid-in capital	720,364	657,461	199,452	(856,913)	720,364
Accumulated loss	(805,799)	(738,056)	(186,323)	924,379	(805,799)
Accumulated other comprehensive income	9,740	9,740	13,496	(23,236)	9,740
Total shareholders’ equity (deficit)	(75,510)	(70,855)	26,646	44,209	(75,510)
Total liabilities and shareholders’ equity (deficit)	$(70,855)	$571,469	$323,032	$(191,125)	$632,521

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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 29, 2012
(in thousands)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net Sales	$—	$152,875	$73,957	$(3,040)	$223,792
Costs and Expense:
Cost of goods sold (excluding depreciation and amortization)	—	126,540	61,635	(3,040)	185,135
Selling and general (excluding depreciation and amortization)	148	14,516	6,375	—	21,039
Depreciation and amortization	—	5,532	3,101	—	8,633
Other operating charges	—	796	124	—	920
Income (loss) from operations	(148)	5,491	2,722	—	8,065
Equity in earnings of subsidiaries	(15,444)	(1,101)	—	16,545	—
Interest expense	—	(13,604)	(257)	—	(13,861)
Intercompany (loss) income, net	—	4,299	(4,299)	—	—
Other income (loss), net	—	(9,882)	1,019	—	(8,863)
Loss before income taxes	(15,592)	(14,797)	(815)	16,545	(14,659)
Provision for income taxes	—	647	286	—	933
Net loss	$(15,592)	$(15,444)	$(1,101)	$16,545	$(15,592)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the Three Months Ended June 29, 2012
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net loss	$(15,592)	$(15,444)	$(1,101)	$16,545	$(15,592)
Foreign currency translation adjustment	(1,165)	(1,165)	(699)	1,864	(1,165)
Net change in pension and other benefit liabilities, net of tax	85	85	23	(108)	85
Total comprehensive loss	$(16,672)	$(16,524)	$(1,777)	$18,301	$(16,672)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended July 1, 2011
(in thousands)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net Sales	$—	$158,166	$101,434	$(2,742)	$256,858
Costs and Expense:
Cost of Goods Sold (excluding depreciation and amortization)	—	130,578	84,522	(2,742)	212,358
Selling and general (excluding depreciation and amortization)	149	15,216	8,373	—	23,738
Depreciation and amortization	—	5,724	3,785	—	9,509
Other operating charges	—	1,110	374	—	1,484
Multiemployer pension withdrawal expense	—	1,200	—	—	1,200
Income (loss) from operations	(149)	4,338	4,380	—	8,569
Equity in earnings of subsidiaries	(1,977)	(2,314)	—	4,291	—
Interest expense	—	(13,605)	(14)	—	(13,619)
Intercompany income (loss), net	—	4,854	(4,854)	—	—
Other income (loss), net	—	4,813	(1,043)	—	3,770
Loss before income taxes	(2,126)	(1,914)	(1,531)	4,291	(1,280)
Income tax provision	—	63	783	—	846
Net loss	$(2,126)	$(1,977)	$(2,314)	$4,291	$(2,126)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the Three Months Ended July 1, 2011
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net loss	$(2,126)	$(1,977)	$(2,314)	$4,291	$(2,126)
Foreign currency translation adjustment	463	463	132	(595)	463
Amortization of actuarial net loss, net of tax	21	21	—	(21)	21
Comprehensive loss	$(1,642)	$(1,493)	$(2,182)	$3,675	$(1,642)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 29, 2012
(in thousands)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net Sales	$—	$275,317	$151,688	$(4,530)	$422,475
Costs and Expense:
Cost of goods sold (excluding depreciation and amortization)	—	230,187	126,043	(4,530)	351,700
Selling and general (excluding depreciation and amortization)	297	29,434	14,189	—	43,920
Depreciation and amortization	—	11,084	6,230	—	17,314
Other operating charges	—	1,077	685	—	1,762
Income (loss) from operations	(297)	3,535	4,541	—	7,779
Equity in earnings of subsidiaries	(23,415)	(4,090)	—	27,505	—
Interest expense	—	(26,914)	(483)	—	(27,397)
Intercompany income (loss), net	—	8,672	(8,672)	—	—
Other (loss) income, net	—	(3,545)	726	—	(2,819)
Loss before income taxes	(23,712)	(22,342)	(3,888)	27,505	(22,437)
Provision for income taxes	—	1,073	202	—	1,275
Net loss	$(23,712)	$(23,415)	$(4,090)	$27,505	$(23,712)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the Six Months Ended June 29, 2012
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net loss	$(23,712)	$(23,415)	$(4,090)	$27,505	$(23,712)
Foreign currency translation adjustment	(202)	(202)	86	116	(202)
Net change in pension and other benefit liabilities, net of tax	170	170	46	(216)	170
Total comprehensive loss	$(23,744)	$(23,447)	$(3,958)	$27,405	$(23,744)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended July 1, 2011
(in thousands)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net Sales	$—	$283,120	$189,196	$(5,079)	$467,237
Costs and Expense:
Cost of Goods Sold (excluding depreciation and amortization)	—	235,825	155,495	(5,079)	386,241
Selling and general (excluding depreciation and amortization)	297	30,453	17,018	—	47,768
Depreciation and amortization	—	11,416	7,330	—	18,746
Other operating charges	—	3,527	374	—	3,901
Multiemployer pension withdrawal expense	—	1,200	—	—	1,200
Income (loss) from operations	(297)	699	8,979	—	9,381
Equity in earnings of subsidiaries	(10,160)	3,084	—	7,076	—
Interest expense	—	(25,987)	(2,765)	—	(28,752)
Intercompany income (loss), net	—	5,484	(5,484)	—	—
Other income, net	—	6,303	2,353	—	8,656
(Loss) income before income taxes	(10,457)	(10,417)	3,083	7,076	(10,715)
Income tax benefit	—	(257)	(1)	—	(258)
Net (loss) income	$(10,457)	$(10,160)	$3,084	$7,076	$(10,457)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the Six Months Ended July 1, 2011
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net (loss) income	$(10,457)	$(10,160)	$3,084	$7,076	$(10,457)
Foreign currency translation adjustment	4,759	4,759	4,497	(9,256)	4,759
Net change in pension and other benefit liabilities, net of tax	21	21	—	(21)	21
Total comprehensive (loss) income	$(5,677)	$(5,380)	$7,581	$(2,201)	$(5,677)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 29, 2012
(in thousands)

	Parent	Issuer	Non-Guarantor	Eliminations	Total

Net cash (used in) provided by operating activities	$—	$(22,914)	$1,527	$—	$(21,387)
Cash flows from investing activities:
Proceeds from sale of assets	—	1,231	2	—	1,233
Capital expenditures	—	(1,365)	(1,282)	—	(2,647)
Net cash used in investing activities	—	(134)	(1,280)	—	(1,414)

Cash flows from financing activities:
Changes in cash overdraft	—	3,027	—	—	3,027
Net borrowings on ABL Credit Facility	—	17,635	—	—	17,635
Debt issuance costs	—	—	(47)	—	(47)
Due (to) from affiliates	—	1,581	(1,581)	—	—
Net cash provided by (used in) financing activities	—	22,243	(1,628)	—	20,615
Effect of exchange rate changes on cash	—	—	(240)	—	(240)
Net decrease in cash and cash equivalents	—	(805)	(1,621)	—	(2,426)
Cash and cash equivalents at beginning of period	—	962	13,365	—	14,327
Cash and cash equivalents at end of period	$—	$157	$11,744	$—	$11,901

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended July 1, 2011
(in thousands)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net cash used in operating activities	$—	$(3,191)	$(6,545)	$—	$(9,736)
Cash flows from investing activities:
Proceeds from sale of assets	—	64	—	—	64
Capital expenditures	—	(3,977)	(2,013)	—	(5,990)
Contributed capital to subsidiaries	—	(88,096)	—	88,096	—
Return of capital from subsidiaries	—	151,083	—	(151,083)	—
Net cash (used in) provided by investing activities	—	59,074	(2,013)	(62,987)	(5,926)

Cash flows from financing activities:
Changes in cash overdrafts	—	1,690	—	—	1,690
Net borrowings on ABL Credit Facility	—	25,931	—	—	25,931
Net repayments on First Lien Credit Facility	—	(302,394)	(109,634)	—	(412,028)
Borrowings under Senior Secured Notes	—	375,000	—	—	375,000
Borrowings under Senior Unsecured Notes	—	19,812	—	—	19,812
Contributed capital to subsidiaries	—	—	88,096	(88,096)	—
Return of capital	—	—	(151,083)	151,083	—
Debt issuance costs	—	(10,476)	—	—	(10,476)
Due (to) from affiliates	—	(173,597)	173,597	—	—
Net cash (used in) provided by financing activities	—	(64,034)	976	62,987	(71)
Effect of exchange rate changes on cash	—	—	2,734	—	2,734
Net decrease in cash and cash equivalents	—	(8,151)	(4,848)	—	(12,999)
Cash and cash equivalents at beginning of period	—	8,271	16,631	—	24,902
Cash and cash equivalents at end of period	$—	$120	$11,783	$—	$11,903

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
Segment Information
We manage our business and serve our customers through reportable segments differentiated by product type, end market, and geography. In the first quarter of 2012, we completed a reorganization of our U.S. operational structure. The reorganization included the consolidation of all U.S. operating companies into one legal entity and realigned reporting and management responsibilities based upon the Company's residential and commercial product offerings. As a result of the restructuring, we have identified two U.S. reporting segments; U.S. Residential Products and U.S. Commercial Products. Prior to this restructuring, our reporting segments consisted of U.S. Residential Building Products, U.S. Non-Residential Building Products and U.S. RV and Specialty Building Products. Our second quarter 2011 results have been adjusted to reflect the Company's change in reportable segments. These organizational changes did not impact our European reportable segments.
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

Three months ended June 29, 2012 Compared to the Three months ended July 1, 2011.
The following table sets forth net sales and income (loss) from operations data by segment for the three months ended June 29, 2012 and July 1, 2011:

	Net Sales			Income (loss) from Operations
	Three Months Ended			Three Months Ended
	June 29, 2012	July 1, 2011	Increase (Decrease)	June 29, 2012	July 1, 2011	Increase (Decrease)
	(Dollars in millions)
U.S. Residential Products	$76.6	$82.9	(7.6)%	$7.5	$7.2	4.2%
U.S. Commercial Products	78.8	78.1	0.9%	1.5	2.2	(31.8)%
European Roll Coated Aluminum	49.3	72.6	(32.1)%	3.3	4.6	(28.3)%
European Engineered Products	19.1	23.3	(18.0)%	(0.5)	—	N/A
Other Non-Allocated	—	—	—%	(3.7)	(5.4)	31.5%
Totals	$223.8	$256.9	(12.9)%	$8.1	$8.6	(5.8)%
Net Sales. Net sales include revenue recognized from the sales of our products less provisions for returns, allowances, rebates and discounts. Our net sales declined $33.1 million, or 12.9%, to $223.8 million in the second quarter of 2012 compared to $256.9 million in the second quarter of 2011. Net sales in our European Roll Coated Aluminum and European Engineered Product segment were negatively impacted by economic uncertainty throughout Europe which has resulted in delays of architectural and industrial products and reduced consumer confidence. The weakening of the euro and British pound sterling against the U.S. dollar also resulted in an approximate $6.7 million decline in net sales during the quarter. Net sales of our U.S. Residential Products segment have declined in the second quarter of 2012 compared to the second quarter of 2011, while net sales of our U.S. Commercial Products increased slightly compared to second quarter 2011.
Total net sales for our U.S. segments declined $5.6 million, or 3.5%, to $155.4 million in the second quarter of 2012 compared to $161.0 million in the second quarter of 2011.
Net sales of our U.S. Residential Products segment declined $6.3 million, or 7.6%, to $76.6 million in the second quarter of 2012 compared to $82.9 million in the second quarter of 2011. Declining demand from distributors and home centers for our roof drainage, roof edge and related products resulted in lower net sales in the second quarter of 2012. Demand was negatively impacted by severe drought conditions throughout much of the U.S. Demand in the second quarter of 2012 was further impacted by mild winter weather in the first quarter of 2012, which benefited our first quarter results by accelerating sales activity generally occurring during second quarter. Net sales were also negatively impacted by declining demand for vinyl windows and patio components sold to contractors, which continue to be impacted by economic uncertainty affecting consumer demand for higher end repair, remodel and replacement projects.
Net sales of our U.S. Commercial Products segment increased $0.7 million, or 0.9%, to $78.8 million in the second quarter of 2012 compared to $78.1 million in the second quarter of 2011. Net sales increases are primarily due to higher demand for steel and aluminum roofing and siding sold to distributors, contractors, lumber yards, and builders in the post frame construction markets during the second quarter of 2012. Sales volumes for aluminum, steel, fiberglass and laminated products from original equipment manufacturers in the RV and transportation markets also increased in the current quarter. Net sales increases were partially offset by lower demand from distributors for specialty coated aluminum coil and declines in sales volumes of RV doors as a result of our decision to exit the U.S. RV door product line during the first quarter of 2012.
Total net sales for our European segments declined $27.5 million, or 28.7%, to $68.4 million in the second quarter of 2012 compared to $95.9 million in the second quarter of 2011. Net sales declines were primarily the result of weakening demand as a result of continuing economic uncertainty across Europe. The economic crisis has resulted in the delay of architectural and industrial projects and lower consumer confidence has resulted in declining demand for holiday home and caravan production throughout Europe. Additionally, the weakening of the euro and British pound sterling against the U.S. dollar resulted in lower net sales of approximately $6.7 million compared to the second quarter of 2011.

Net sales of our European Roll Coated Aluminum segment declined $23.3 million, or 32.1%, to $49.3 million in the second quarter of 2012 compared to $72.6 million in the second quarter of 2011. The decline in net sales was primarily due to lower demand for specialty coated coil and panels used in architectural and industrial projects and for specialty coated coils and panels sold to OEMs in the transportation industry. Demand in these markets has been negatively impacted by the continuing economic crisis in Europe which has resulted in delays in architectural and other large scale projects as a result of economic uncertainty. The weakening of the euro and British pound sterling against the U.S. dollar resulted in lower net sales of $5.1 million compared to the second quarter of 2011. Sales volume in the RV market increased slightly over the prior year quarter, primarily driven by demand in Germany where consumer confidence remained relatively strong.
Net sales of our European Engineered Products segment declined $4.2 million, or 18.0%, to $19.1 million in the second quarter of 2012 compared to $23.3 million in the second quarter of 2011. Demand in this segment has been negatively impacted by the continuing economic crisis in Europe. Specifically, declines in net sales were primarily the result of lower demand for residential windows, doors and shower enclosures sold to distributors and factory built holiday home builders in the United Kingdom. These declines were primarily the result of lower levels of holiday home production and consumer spending in the UK market. Declines in demand for engineered transportation components sold to suppliers in the compact vehicle market also negatively impacted first quarter sales. Sales declines in these markets were partially offset by increased demand for windows used in the operating compartments of heavy equipment. Weakening of foreign currencies, primarily the euro and British pound sterling, against the U.S. dollar also resulted in lower net sales of approximately $1.5 million compared to the second quarter of 2011.
Cost of Goods Sold. Cost of goods sold includes the cost of raw materials, manufacturing labor, packaging, utilities, freight, maintenance and other elements of manufacturing overhead. Cost of goods sold declined $27.3 million, or 12.9%, to $185.1 million in the second quarter of 2012 compared to $212.4 million in the second quarter of 2011. The decline in cost of goods sold is primarily related to volume declines in our European segments and in our US Residential Products segment. The weakening of the euro and British pound sterling against the U.S. dollar resulted in lower cost of goods sold of approximately$5.5 million. These declines were partially offset by increases in cost of goods sold in our U.S. Commercial Products segment over the second quarter of 2011, primarily reflecting the impact of lower cost steel consumed in the production process during the prior year quarter and slightly higher sales volumes during the second quarter of 2012.
Selling and General. Selling and general expenses include salaries, benefits, incentive compensation, insurance, travel and entertainment and other administrative costs. Selling and general expenses declined $2.7 million, or 11.4%, to $21.0 million in the second quarter of 2012 compared to $23.7 million in the second quarter of 2011. The consolidation of operations at multiple U.S. plant locations during 2011 and the simplification of our U.S. organizational structure resulted in an overall reduction in selling and general costs during the second quarter of 2012. The weakening of the euro and British pound sterling against the U.S. dollar also decreased selling and general expenses $0.5 million compared to the second quarter of 2011.
Depreciation and Amortization. Depreciation and amortization declined $0.9 million, or 9.5%, to $8.6 million in the second quarter of 2012 compared to $9.5 million in the second quarter of 2011.
Other Operating Charges. Other operating charges includes costs related to restructuring initiatives including facility closures, relocation, and severance costs. Other operating charges declined $0.6 million to $0.9 million in the second quarter of 2012 compared to $1.5 million in the second quarter of 2011.
In the second quarter of 2012, other operating charges of approximately $0.9 million included $0.5 million of legal and professional fees related to our North American reorganization and $0.4 million of severance and relocation costs related to restructuring and cost savings initiatives in both the U.S. and Europe.
In the second quarter of 2011, other operating charges of $1.5 million consisted primarily of restructuring initiatives including facility closures, relocation, and severance costs intended to reduce overhead and streamline operations.
Multiemployer pension withdrawal expense. In the second quarter of 2011, we recorded a $1.2 million charge in our U.S. Residential Products segment for liabilities associated with the early withdrawal from a multiemployer pension plan covering hourly employees in our Romeoville, IL facility. The liability represents the present value of estimated future payments for our proportionate share of unfunded vested benefits under the multiemployer plan.

Income (Loss) from Operations. As a result of the aforementioned items, our income from operations declined $0.5 million, to $8.1 million in the second quarter of 2012 compared to $8.6 million for the second quarter of 2011.
Income from operations of our U.S. Residential Products segment increased $0.3 million, or 4.2%, to $7.5 million for the second quarter of 2012 compared to $7.2 million for the second quarter of 2011. This increase is primarily related to a $1.2 million charge in the second quarter of 2011 for the early withdrawal from a multiemployer pension plan. Lower selling and general costs as a result of the consolidation of plant locations and the organizational simplification of our U.S. operating structure in 2011 and declining aluminum costs in the second quarter of 2012 also contributed to the improvement in operating income. These improvements in operating income were generally offset by declining volume in the second quarter of 2012.
Income from operations of our U.S. Commercial Products segment declined $0.7 million to income of $1.5 million for the second quarter of 2012 compared to income of $2.2 million in the second quarter of 2011. This decline is primarily the result of higher cost of goods sold in the second quarter of 2012 compared to the second quarter of 2011 due to higher steel costs. Operating income in the second quarter of 2011 benefited from the FIFO impact of lower cost steel consumed in production during the period when sales prices were increasing. Operating margins in our U.S. Commercial Products segment generally benefit during periods of rising steel costs. We estimate this negatively impacted income from operations by approximately $2.4 million compared to the second quarter of 2011. These declines were partially offset by a reduction in selling and general costs related to organizational initiatives to simplify the U.S. operating structure and consolidate operations at certain plant locations during 2011; higher sales volumes in the post frame construction markets; and improved margins in the RV and transportation markets.
Income from operations of our European Roll Coated Aluminum segment declined $1.3 million to $3.3 million in the second quarter of 2012 compared to $4.6 million in the second quarter of 2011. Lower sales volumes were the primary driver of the decline in operating income in the current quarter. These declines were partially offset by lower selling and general costs as a result of cost savings initiatives to reduce overhead and other operating costs in response to the continuing economic uncertainty throughout Europe.
(Loss) income from operations of our European Engineered Products segment declined $0.5 million to a loss of $(0.5) million for the second quarter of 2012 compared to the second quarter of 2011. The decline was primarily due to lower sales volumes in this segment offset by lower labor and overhead costs and selling and general expenses in the second quarter of 2012.
Interest Expense. Interest expense increased $0.3 million, or 2.2%, to $13.9 million in the second quarter of 2012 compared to $13.6 million in the second quarter of 2011.
Other Income (Loss), Net. Other income (loss), net includes translation gains and losses on intercompany obligations, gains and losses on asset disposals, interest income and other income or expense items of a non-operating nature. Other loss in the second quarter of 2012 of $(8.9) million consisted primarily of translation losses on intercompany obligations due to the weakening of the euro compared to the U.S. dollar totaling $(9.2) million, which were partially offset by gains of approximately $0.3 million on forward foreign currency contracts. Other income, net in the second quarter of 2011 of $3.8 million included translation gains on intercompany obligations of $3.7 million and an approximate $0.1 million gain on forward foreign currency contracts.
Provision (Benefit) for Income Taxes. We reported income tax provision of $0.9 million for the second quarter of 2012 compared to a provision of $0.8 million for the second quarter of 2011. Our effective tax rates were 6.4% for the three months ended June 29, 2012 and 66.1% for the three months ended July 1, 2011.
The effective rate for the second quarter of 2012 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, U.S. tax impact of foreign dividends and non-deductible foreign currency transaction gains and losses, and valuation allowances related to net losses in the UK and for U.S. federal and state net operating losses.
The effective rate for the second quarter of 2011 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, U.S. tax impact of foreign dividends and non-deductible foreign currency transaction gains and losses, and valuation allowances set up on the U.S. federal and state net operating losses.

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
Net Loss. Our net loss was $15.6 million for the second quarter of 2012, as compared to a net loss of $2.1 million for the second quarter of 2011.
Six months ended June 29, 2012 Compared to the Six months ended July 1, 2011.
The following table sets forth net sales and income (loss) from operations data by segment for the six months ended June 29, 2012 and July 1, 2011:

	Net Sales			Income (loss) from Operations
	Six Months Ended			Six Months Ended
	June 29, 2012	July 1, 2011	Increase (Decrease)	June 29, 2012	July 1, 2011	Increase (Decrease)
	(Dollars in millions)
U.S. Residential Products	$137.2	$143.1	(4.1)%	$10.8	$10.1	6.9%
U.S. Commercial Products	142.9	144.9	(1.4)%	(1.5)	—	N/A
European Roll Coated Aluminum	103.5	133.0	(22.2)%	5.9	9.4	(37.2)%
European Engineered Products	38.9	46.2	(15.8)%	(0.8)	0.5	(260.0)%
Other Non-Allocated	—	—	—%	(6.6)	(10.6)	37.7%
Totals	$422.5	$467.2	(9.6)%	$7.8	$9.4	(17.0)%
Net Sales. Net sales include revenue recognized from the sales of our products less provisions for returns, allowances, rebates and discounts. Our net sales declined $44.7 million, or 9.6%, to $422.5 million in the first half of 2012 compared to $467.2 million in the first half of 2011. Net sales continued to be negatively impacted by economic uncertainty throughout Europe which has resulted in delays of architectural and industrial products and reduced consumer confidence. Foreign currency fluctuations also contributed to a $9.7 million decrease in net sales compared to the prior year period. Net sales of our U.S. Residential Products and U.S. Commercial Products have also declined in the first half of 2012 compared to the first half of 2011.
Total net sales for our U.S. segments declined $7.9 million, or 2.7%, to $280.1 million in the first half of 2012 compared to $288.0 million in the first half of 2011.
Net sales of our U.S. Residential Products segment declined $5.9 million, or 4.1%, to $137.2 million in the first half of 2012 compared to $143.1 million in the first half of 2011. This decline in net sales is primarily due to lower demand in the home center market and declines in demand for vinyl windows and patio components sold to home improvement contractors. Severe drought conditions throughout much of the U.S. in the first half of 2012 contributed to the decline in demand for our roof drainage, roof edge and related products. Home center volume declines in the first half of 2012 also included the impact of inventory building during the first half of 2011 at certain retailers which resulted in higher level of inventory on hand at store locations and lower sales volume for the balance of 2011. Demand for our vinyl window and patio components continue to be impacted by economic uncertainty affecting consumer demand for higher end repair, remodel and replacement projects. Demand from distributors for our roof drainage, roof edge and related products was relatively flat compared to the first half of 2011. Sales price declines as a result of lower aluminum raw material costs also contributed to the net sales decline.
Net sales of our U.S. Commercial Products segment declined $2.0 million, or 1.4%, to $142.9 million in the first half of 2012 compared to $144.9 million in the first half of 2011. Overall demand for our U.S Commercial Products segment increased in the second half of 2012, primarily for our steel and aluminum roofing and siding sold to distributors, contractors, lumber yards, and builders in both the post frame construction and industrial and architectural markets. Demand for aluminum, steel, fiberglass and laminated products sold to original equipment manufacturers in the RV and transportation markets also increased. These increases in net sales were offset by lower demand from distributors for specialty coated aluminum coil and declines in sales volumes of RV doors as a result of our decision to exit the U.S. RV door product line during the first half of 2012. Declines in steel prices during the first half of 2012 also contributed to the overall net sales decrease.

Total net sales for our European segments declined $36.8 million, or 20.5%, to $142.4 million in the first half of 2012 compared to $179.2 million in the first half of 2011. Net sales declines were primarily the result of weakening demand as a result of continuing economic uncertainty throughout Europe. The economic crisis has resulted in the delay of architectural and industrial projects and lower consumer confidence has resulted in declining demand for holiday home and caravan production throughout Europe. Additionally, the weakening of the euro and British pound sterling against the U.S. dollar resulted in lower net sales of approximately $9.7 million compared to the first half of 2011.
Net sales of our European Roll Coated Aluminum segment declined $29.5 million, or 22.2%, to $103.5 million in the first half of 2012 compared to $133.0 million in the first half of 2011. The decline in net sales was primarily due to lower demand for specialty coated coil and panels used in architectural and industrial projects and for specialty coated coils and panels sold to OEMs in the transportation industry. Demand in these markets has been negatively impacted by the continuing economic crisis in Europe which has resulted in delays in architectural and other large scale projects as a result of economic uncertainty. The weakening of the euro and British pound sterling against the U.S. dollar resulted in lower net sales of $7.4 million compared to the first half of 2011. Sales volume in the RV market increased slightly over the first half of the prior year, primarily driven by demand in Germany where consumer confidence remained relatively strong.
Net sales of our European Engineered Products segment declined $7.3 million, or 15.8%, to $38.9 million in the first half of 2012 compared to $46.2 million in the first half of 2011. Demand in this segment has been negatively impacted by the continuing economic crisis in Europe. Specifically, declines in net sales were primarily the result of lower demand for residential windows, doors and shower enclosures sold to distributors and factory built holiday home builders in the United Kingdom. These declines were primarily the result of lower levels of holiday home production and consumer spending in the UK market. Declines in demand for engineered transportation components sold to suppliers in the compact vehicle market also negatively impacted sales for the first half of 2012. Sales declines in these markets were partially offset by increased demand for windows used in the operating compartments of heavy equipment. Weakening of foreign currencies, primarily the euro and British pound sterling, against the U.S. dollar also resulted in lower net sales of approximately $2.3 million compared to the first half of 2011.
Cost of Goods Sold. Cost of goods sold includes the cost of raw materials, manufacturing labor, packaging, utilities, freight, maintenance and other elements of manufacturing overhead. Cost of goods sold declined $34.5 million, or 8.9%, to $351.7 million in the first half of 2012 compared to $386.2 million in the first half of 2011. The decline in cost of goods sold is primarily related to volume declines in our European segments and in our US Residential Products segment. The weakening of the euro and British pound sterling against the U.S. dollar resulted in lower cost of goods sold of approximately $8.1 million.
Selling and General. Selling and general expenses include salaries, benefits, incentive compensation, insurance, travel and entertainment and other administrative costs. Selling and general expenses declined $3.9 million, or 8.2%, to $43.9 million in the first half of 2012 compared to $47.8 million in the first half of 2011. The consolidation of operations at multiple U.S. plant locations during 2011, the simplification of our U.S. organizational structure, and restructuring and cost saving initiatives in Europe resulted in an overall reduction in selling and general costs during the first half of 2012. The weakening of the euro and British pound sterling against the U.S. dollar also decreased selling and general expenses of approximately $0.8 million compared to the first half of 2011.
Depreciation and Amortization. Depreciation and amortization declined $1.4 million, or 7.5%, to $17.3 million in the first half of 2012 compared to $18.7 million in the first half of 2011.
Other Operating Charges. Other operating charges includes costs related to restructuring initiatives including facility closures, relocation, and severance costs. Other operating charges declined $2.1 million to $1.8 million in the first half of 2012 compared to $3.9 million in the first half of 2011.
In the first half of 2012, other operating charges included charges of $1.2 million related to cost savings initiatives and restructuring activities in our European and U.S. segments and $0.6 million of non-recurring legal and professional fees related to the Company's North American reorganization.

In the first half of 2011, other operating charges of $3.9 million included approximately $2.3 million of tax consulting and legal and professional fees incurred as part of our debt refinancing. As a result of these initiatives we removed restrictive financial covenants, significantly reduced interest costs, and provided extended maturity dates. Approximately $1.4 million was incurred for restructuring initiatives including facility closures, relocation, and severance costs intended to reduce overhead and streamline operations. The remaining $0.2 million represents tax consulting and legal and professional fees related to the restructuring and simplification of our legal entity structure in Europe.
Multiemployer pension withdrawal expense. In the second quarter of 2011, we recorded a $1.2 million charge in our U.S. Residential Products segment for liabilities associated with the early withdrawal from a multiemployer pension plan covering hourly employees in our Romeoville, IL facility. The liability represents the present value of estimated future payments for our proportionate share of unfunded vested benefits under the multiemployer plan.
Income (loss) from Operations. As a result of the aforementioned items, our income from operations declined $1.6 million, to $7.8 million in the first half of 2012 compared to $9.4 million for the first half of 2011.
Income from operations of our U.S. Residential Products segment increased $0.7 million, or 6.9%, to $10.8 million for the first half of 2012 compared to $10.1 million for the first half of 2011. Approximately, $1.2 million of the increase in operating income was related to a $1.2 million charge recorded in the second quarter of 2011 for the early withdrawal from a multiemployer pension plan. No such charges were incurred in the first half of 2012. Income from operations also increased as a result of lower selling and general costs due to the consolidation of plant locations and the organizational simplification of our U.S. operating structure late in 2011. These increases were offset by decreases in net sales as a result of lower demand in the first half of 2012.
(Loss) income from operations of our U.S. Commercial Products segment declined $1.5 million to a loss of $(1.5) million for the first half of 2012 compared to the first half of 2011. This decline is primarily the result of higher cost of goods sold in the first half of 2012 compared to the second quarter of 2011 due to higher steel costs. Operating income in the first half of 2011 benefited from the FIFO impact of lower cost steel consumed in production during the period when sales prices were increasing. Operating margins in our U.S. Commercial Products segment generally benefit during periods of rising steel costs. Quality issues from a large raw material supplier in the first half of 2012 also resulted in additional costs of approximately $0.6 million as the Company had to use alternative supply sources at increased costs. These declines were partially offset by a reduction in selling and general costs related to organizational initiatives to simplify the U.S. operating structure and consolidate operations at certain plant locations during 2011; higher sales volumes in the post frame construction markets; and improved margins in the RV and transportation markets.
Income from operations of our European Roll Coated Aluminum segment declined $3.5 million to $5.9 million in the first half of 2012 compared to $9.4 million in the first half of 2011. Lower sales volumes were the primary driver of the decline in operating income in the current quarter. Additionally, selling and general costs remained relatively flat compared to the prior year quarter due to the economic crisis in Europe and uncertainty regarding the timing of recovery in our end markets.
(Loss) income from operations of our European Engineered Products segment declined $1.3 million to a loss of $(0.8) million for the first half of 2012 compared to income of $0.5 million for the first half of 2011. The decline was primarily due to lower sales volumes in this segment offset by slightly lower labor and overhead costs and selling and general expenses in the first half of 2012.
Interest Expense. Interest expense declined $1.4 million, or 4.9%, to $27.4 million in the first half of 2012 compared to $28.8 million in the first half of 2011. The decline in interest expense is primarily related to the Company's issuance, in March of 2011, of Senior Secured Notes at an interest rate of 9.5% and the Senior Unsecured Credit Facility at an interest rate of 12.25%. The proceeds of these issuances were used to settle outstanding amounts under the Company’s First Lien Credit Agreement, which carried a higher rate of interest.

Other Income (Loss), Net. Other income (loss), net includes translation gains and losses on intercompany obligations, gains and losses on asset disposals, interest income and other income or expense items of a non-operating nature. Other loss in the first half of 2012 of $(2.8) million included approximately $3.5 million of translation losses on intercompany obligations due to the weakening of the euro compared to the U.S. dollar. Translation losses were partially offset by a $0.5 million gain on the sale of assets associated with the decision to exit our U.S. RV door product line in the Commercial Products segment, during the first half of 2012 and a $0.1 million gain on forward foreign currency contracts. Other income in the first half of 2011 of $8.7 million included translation gains on intercompany obligations of $10.1 million, which was partially offset by a $1.5 million loss on extinguishment of indebtedness under the First Lien Credit Agreement primarily related to the write-off of capitalized deferred financing fees.
Provision (Benefit) for Income Taxes. We reported income tax provision of $1.3 million for the first half of 2012, as compared to a benefit of $(0.3) million for the first half of 2011. Our effective tax rates were 5.7% for the six months ended June 29, 2012 and (2.4)% for the six months ended July 1, 2011.
The effective rate for the first half of 2012 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, U.S. tax impact of foreign dividends and non-deductible foreign currency transaction gains and losses, and valuation allowances related to net losses in the UK and for U.S. federal and state net operating losses.
The effective rate for the first half of 2011 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, U.S. tax impact of foreign dividends and non-deductible foreign currency transaction gains and losses, and valuation allowances set up on the U.S. federal and state net operating losses.
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
Net Loss. Our net loss was $23.7 million for the first half of 2012, as compared to a net loss of $10.5 million for the first half of 2011.
Liquidity and Capital Resources
Our principal sources of liquidity are from cash and cash equivalents, cash from operations and borrowings under our ABL Credit Facility and Dutch Revolving Credit Facility. As of June 29, 2012, we had cash and cash equivalents of $11.9 million. Net cash used in operating activities was $(21.4) million for the six months ended June 29, 2012 compared to net cash used in operating activities of $(9.7) million for the six months ended July 1, 2011. As of June 29, 2012, we had $27.8 million outstanding and availability of $46.5 million under our revolving credit facilities.
Our ability to make debt service payments, refinance our indebtedness, maintain capital assets and satisfy our other capital and commercial commitments will depend on our ability to generate cash flow in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors. While these factors are beyond our control, we frequently invest sources of liquidity with the intent of improving our ability to generate future cash flow. Such investments have, and may in the future, include product development initiatives, restructuring and growth oriented capital expenditures, and business acquisitions. We believe our June 29, 2012 cash levels, together with our cash from operations and borrowings under our revolving credit facilities will be adequate to fund our cash requirements based on our current level of operations for at least the next twelve months.

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
The Notes may be redeemed at Euramax International's option, in whole or in part, under the conditions specified in the Indenture plus accrued and unpaid interest to the redemption date, at the following redemption prices if redeemed during the 12‑month period beginning on April 1 of the years indicated:

Year	Percentage
2013	107.13%
2014	104.75%
2015 and thereafter	100.00%

Additionally at any time on or before April 1, 2013, Euramax may redeem (a) the greater of (i) $37.5 million and (ii) up to 10% of the aggregate principal amount of the Notes at any time and from time to time, but not more than once in any 12‑month period, at a price equal to 103% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption; (b) up to 35% of the aggregate principal amount of the Notes issued with the net proceeds of certain equity offerings at a price equal to 109.5% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption; or (c) on any one or more occasions, redeem all or a part of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus the Applicable Premium (as defined in the Indenture) , and accrued and unpaid interest, if any, to the date of redemption.

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
Senior Unsecured Loan Facility
On March 3, 2011, Euramax International, Euramax Holdings, and certain of our domestic subsidiaries, as guarantors, entered into a credit and guaranty agreement for a new senior unsecured loan facility (the “Senior Unsecured Loan Facility”) in the aggregate principal amount of $125 million, which was issued at 98% of par value. The $125 million Senior Unsecured Loan Facility matures on October 1, 2016 and bears interest at 12.25% per year in the event no election is made to pay interest in kind (PIK) by increasing the principal amount of the Notes, and 14.25% (7.875% cash pay and 6.375% PIK) per annum in the event a PIK election is made. Euramax may make a PIK election for up to 6 quarters during the term of the Senior Unsecured Loan Facility. The interest rate on outstanding borrowings under the Senior Unsecured Loan Facility at June 29, 2012 was 12.25% as we have not made a PIK election.

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
Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus an applicable margin or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Regions Bank as its “prime rate” for commercial loans, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR plus 1.00%, plus an applicable margin. The applicable margin is dependent upon the type of borrowings Euramax International has made under the ABL Credit Facility. At June 29, 2012, the applicable margins were 2.50% and 1.50% for LIBOR and Base Rate borrowings, respectively. The applicable margins are subject to the Company's corporate credit rating as determined from time to time by Standard and Poor’s and Moody’s Investors Service and range from 2.00% to 2.75% for LIBOR borrowings and 1.00% to 1.75% for Bank Rate borrowings. The ABL Credit Facility requires Euramax International to pay a commitment fee ranging from 0.375% to 0.5%, based on the unutilized commitments. Euramax International is also required to pay customary letter of credit fees, including, without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

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
The ABL Credit Facility contains affirmative and negative covenants customary for this type of financing, including, but not limited to financial covenants requiring Euramax to meet a minimum consolidated fixed charge coverage ratio of at least 1.15 to 1.00 when excess availability is less than 15% of the lesser of the aggregate amount of commitments outstanding at such time and the borrowing base. As of June 29, 2012, excess availability exceeded 15% of the borrowing base, and therefore, the Euramax International was not required to meet the minimum consolidated fixed charge coverage ratio. Additionally, restrictive covenants limit the ability of the Euramax Holdings, Inc. and certain of our subsidiaries to incur liens, incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, consolidate, merge or sell all or substantially all of their assets, pay dividends or make other distributions, make certain loans and investments, amend or otherwise alter the terms of documents related to certain of their indebtedness, enter into transactions with affiliates and prepay certain indebtedness, in each case, subject to exclusions, and other customary covenants.
Dutch Revolving Credit Facility
In February 2012, our wholly owned subsidiary in the Netherlands, Euramax Coated Products, BV, entered into the Dutch Revolving Credit Facility, with Rabobank Roermond (Rabobank). The Dutch Revolving Credit Facility provides revolving credit financing of up to EUR 15 million and matures on April 1, 2016. Borrowings under the Dutch Revolving Credit Facility bear interest at a rate per annum which is the aggregate of the average one month Euribor rate over a calendar month plus a margin of 2% and requires payment of a Credit Fee of 0.35% per annum on the nominal amount of the credit facility. All obligations under the Dutch Revolver are secured by a mortgage on the real estate of Euramax Coated Products, BV, a pledge on present and future machinery of Euramax Coated Products, BV, and a pledge on present and future accounts receivable balances of Euramax Coated Products, BV. There were no outstanding borrowings under the Dutch Revolving Credit Facility as of June 29, 2012.

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
The First Lien Credit Facility
Our amended and restated first lien credit agreement (the “First Lien Credit Facility”) consisted of $525.3 million in term loans in the form of the Cash Pay Loan and the PIK Loan. The Cash Pay Loan and PIK Loan each included (i) a U.S. dollar term loan facility (the “U.S. Dollar Term Loan Facility”) and (ii) Euro and British pound sterling term loan facilities (together the “European Term Loan Facility”). Our subsidiaries Euramax International, Inc. and Euramax International Holdings B.V. were the borrowers (collectively, the “U.S. Borrowers”) under the U.S. Dollar Term Loan Facility. Our subsidiaries Euramax Holdings Limited, Euramax Europe B.V. and Euramax Netherlands B.V. were the borrowers (collectively, the “European Borrowers”) under the European Term Loan Facility. Outstanding amounts under the First Lien Credit Facility totaling approximately $514.7 million million were repaid in the first quarter of 2011 with the proceeds of our notes and Senior Unsecured Credit Facility.

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
The Fixed Charge Coverage Ratio under the Indenture and the Secured Debt Ratio under the Indenture only limit the ability of Euramax International to incur additional indebtedness. Euramax International has not incurred any additional indebtedness or made any restricted payments pursuant to the provisions in the indenture and the Senior Unsecured Loan Facility that rely on such ratios. The provisions of the ABL Credit Facility, only require Euramax International to meet the minimum Fixed Charge Coverage Ratio under the ABL Credit Facility when excess availability is less than 15%. As of June 29, 2012, because excess availability under the ABL Credit Facility exceeded 15% of the borrowing base, Euramax International was not required to meet the minimum consolidated fixed charge coverage ratio under the ABL Credit Facility. The Company does not expect excess availability to fall below 15% during the next twelve months.

Cash Flows
The following table summarizes our cash flows for the six months ended June 29, 2012 and July 1, 2011:

	Six months ended
(Amounts in thousands)	June 29, 2012	July 1, 2011
Net cash used in operating activities	$(21,387)	$(9,736)
Net cash used in investing activities	(1,414)	(5,926)
Net cash provided by (used in) financing activities	20,615	(71)
Effect of exchange rate changes on cash	(240)	2,734
Net decrease in cash and cash equivalents	$(2,426)	$(12,999)

Six months ended June 29, 2012 Compared to the Six months ended July 1, 2011.
Operating Activities. Cash used in operating activities in the first half of 2012 was approximately $21.4 million compared to $9.7 million for the first half of 2011, a decline of $11.7 million. Cash used in operating activities during the first half of 2012 was primarily related to interest payments on our long term debt facilities totaling $25.9 million. In the first half of 2011, interest payments totaled approximately $13.7 million. This increase is related to the timing of the first interest payment on our Senior Secured Notes which occurred during the second quarter of 2012. Increases in working capital in the first half of 2012 are consistent with the seasonality of our business to support increases in working capital necessary to support net sales growth.

Investing Activities. Cash used in investing activities in the first half of 2012 was $1.4 million. Capital expenditures of $2.6 million were offset by asset sales of approximately $1.2 million in the first half of 2012.
Cash used in investing activities in the first half of 2011 was $5.9 million. Capital expenditures of $6.0 million in the first half of 2011 were offset by $0.1 million of proceeds from the sale of assets.
Financing Activities. Net cash provided by financing activities during the first half of 2012 was $20.6 million and consisted primarily of net borrowings on the ABL Credit Facility and debt issuance costs associated with the Dutch Revolving Credit Facility.
Cash used in financing activities during the first half of 2011 was $0.1 million. Net borrowings under the ABL Credit Facility of $25.9 million, $1.7 million from cash overdrafts, and borrowings from the issuance of the Notes during the first half of 2011 totaling $375.0 million were offset by cash payments of $412.0 million to settle outstanding borrowings under the First Lien Credit Facility of $514.7 million. The remaining $102.7 million in outstanding loans under the First Lien Credit Facility were exchanged by various lenders along with cash of $19.8 million for $125 million aggregate principal amount of indebtedness under the Senior Unsecured Loan Facility. Payments of debt issuance costs totaled $10.5 million.

Capital Expenditures
Our capital expenditures for the first half of 2012 and the first half of 2011 were $2.6 million and $6.0 million, respectively. Capital expenditures in the first half of 2011 included approximately $1.4 million related to the implementation of our ERP system in the United States. There were no expenditures related our ERP system in the first half of 2012. The balance of capital expenditures in each period relates primarily to purchases and upgrades of coil coating, fabricating, transportation and material moving and handling equipment.

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
Our cost of goods sold is subject to inflationary pressures and price fluctuations of the raw materials we use, particularly the cost of aluminum and steel. In addition, we are party to certain leases that contain escalator clauses contingent on increases based on changes in the Consumer Price Index. We believe that inflation and/or deflation had a minimal impact on our overall operations during the six months ended June 29, 2012 and July 1, 2011.
Working Capital Management
Working capital increased $15.7 million, or 17.4%, to $106.1 million as of June 29, 2012 from $90.4 million as of December 30, 2011. The increase in working capital is primarily attributable to seasonal increases in accounts receivable and offset by increases in accounts payable. We historically experience an increase in inventory and accounts receivable during the first half of the year as many customers in our markets increase purchases in the spring and gradually decline throughout the second half of the year.
Accounts receivable of $99.9 million as of June 29, 2012 increased $16.7 million, or 20.1%, from $83.2 million as of December 30, 2011. As of June 29, 2012, days sales outstanding in accounts receivable were 40.6 days, compared to 34.5 days as of December 30, 2011. The primary reason for the increase in accounts receivable was a 12.3% increase in net sales for the two months ended June 29, 2012 compared to the two months ended December 30, 2011. The majority of outstanding receivables are generated from net sales in the preceding two months.

Inventories of $97.9 million as of June 29, 2012 increased $14.5 million, or 17.4%, from $83.4 million as of December 30, 2011, primarily as a result of seasonal increases in demand. As of June 29, 2012, days sales in inventories were 48.1 days, compared to 40.0 days as of December 30, 2011, which reflects higher inventory levels necessary to support higher sales activity.
Accounts payable of $72.1 million as of June 29, 2012 increased $17.8 million, or 32.8%, from $54.3 million as of December 30, 2011. Higher accounts payable balances reflect increasing inventory levels throughout the year to support higher demand in peak seasons. Accounts payable also increased as a result of less restrictive credit terms, which increased trade credit availability, as a result of our debt refinancing during the first half of 2012.
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
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of June 29, 2012.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in currency exchange rates (primarily the euro and British pound sterling), interest rates and commodity prices (primarily aluminum and steel).
Foreign Currency Exchange Risk
Approximately 33.8% of our net sales for the six months ended June 29, 2012 originated in Europe. Although our sales outside the United States are subject to exchange rate fluctuations, we do not use derivatives to manage our foreign currency exchange risks resulting from foreign sales. Changes in foreign exchange rates affect interest expense recorded in relation to our foreign currency‑denominated debt instruments.

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
Item 4.  Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 29, 2012. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that as of June 29, 2012 the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) of the Securities Exchange Act of 1934, as amended) are effective. In addition, there were no changes in our internal control over financial reporting during the first half of 2012 that have materially affected, or are reasonably likely to affect our internal control over financial reporting.
Part II. Other Information

Item 1.  Legal Proceedings
From time to time, we are party to various legal proceedings arising in the ordinary course of business. The Company is not currently a party to any legal proceeding the result of which it believes could have a material adverse impact upon its business, financial position or results of operations.

Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 30, 2011, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in our Annual Report on Form 10-K for the year ended December 30, 2011.

Item 6.  Exhibits
EXHIBIT INDEX

Number	Exhibit Title
31.1	Rule 13a-14(a)/15d-14(a) Certification of Euramax Holdings, Inc.'s Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Euramax Holding's Inc.’s Chief Financial Officer.
32.1	Certification of the CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter Amendment
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EURAMAX HOLDINGS, INC.

Date: August 10, 2012	/s/ R. Scott Vansant
R. Scott Vansant
Vice President and Chief Financial Officer