Form 10-Q
period 2012-09-28
Euramax Holdings, Inc.
filed 2012-11-09
CIK 1026743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2012
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

There were 188,938 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding as of November 8, 2012, none of which are publicly traded.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements (unaudited)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 28, 2012	December 30, 2011
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$9,790	$14,327
Accounts receivable, net of allowance for doubtful accounts of $3,133 and $4,391, respectively	103,122	83,234
Inventories, net	100,830	83,396
Income taxes receivable	831	697
Deferred income taxes	2,369	1,906
Other current assets	6,359	4,336
Total current assets	223,301	187,896
Property, plant and equipment, net	142,190	146,549
Goodwill	196,502	196,686
Customer relationships, net	57,943	69,636
Other intangible assets, net	7,643	8,148
Deferred income taxes	35	6
Other assets	9,109	10,325
Total assets	$636,723	$619,246
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable, including cash overdrafts of $3,533 and $65, respectively	$81,119	$54,329
Accrued expenses and other current liabilities	31,184	33,425
Accrued interest payable	17,704	8,886
Deferred income taxes	884	891
Total current liabilities	130,891	97,531
Long-term debt	515,420	507,988
Deferred income taxes	20,039	21,501
Other liabilities	46,192	45,519
Total liabilities	712,542	672,539
Shareholders’ equity (deficit):
Common stock	189	185
Additional paid-in capital	721,114	718,837
Accumulated loss	(806,974)	(782,087)
Accumulated other comprehensive income	9,852	9,772
Total shareholders’ equity (deficit)	(75,819)	(53,293)
Total liabilities and shareholders’ equity (deficit)	$636,723	$619,246

See the accompanying notes to these condensed consolidated financial statements.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Net sales	$219,173	$246,780	$641,648	$714,017
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	182,557	209,135	534,257	595,376
Selling and general (excluding depreciation and amortization)	20,503	23,130	64,423	70,898
Depreciation and amortization	8,624	9,318	25,938	28,064
Other operating charges	840	1,421	2,602	5,322
Multiemployer pension withdrawal expense	39	—	39	1,200
Income from operations	6,610	3,776	14,389	13,157
Interest expense	(13,394)	(13,370)	(40,791)	(42,122)
Other income (loss), net	3,494	(17,568)	675	(8,912)
Loss before income taxes	(3,290)	(27,162)	(25,727)	(37,877)
Benefit for income taxes	(2,115)	(117)	(840)	(375)
Net loss	$(1,175)	$(27,045)	$(24,887)	$(37,502)

See the accompanying notes to these condensed consolidated financial statements.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011

Net loss	$(1,175)	$(27,045)	$(24,887)	$(37,502)
Other comprehensive income (loss):
Foreign currency translation adjustment	26	(1,866)	(176)	2,893
Net change in pension and other benefit liabilities, net of tax	86	11	256	32
Total comprehensive loss	$(1,063)	$(28,900)	$(24,807)	$(34,577)

See the accompanying notes to these condensed consolidated financial statements.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 28, 2012	September 30, 2011
Net cash (used in) provided by operating activities	$(4,625)	$1,625
Cash flows from investing activities:
Purchase of a business, net of cash acquired	(6,446)	—
Proceeds from sales of assets	1,289	80
Capital expenditures	(4,586)	(8,382)
Net cash used in investing activities	(9,743)	(8,302)
Cash flows from financing activities:
Changes in cash overdrafts	3,467	—
Net borrowings on ABL Credit Facility	7,113	25,274
Net repayments on First Lien Credit Facility	—	(412,028)
Borrowings under Senior Secured Notes	—	375,000
Borrowings under Senior Unsecured Notes	—	19,812
Debt issuance costs	(59)	(10,623)
Net cash provided by (used in) financing activities	10,521	(2,565)
Effect of exchange rate changes on cash	(690)	927
Net decrease in cash and cash equivalents	(4,537)	(8,315)
Cash and cash equivalents at beginning of period	14,327	24,902
Cash and cash equivalents at end of period	$9,790	$16,587
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
The Company’s sales volumes have historically been higher in the second and third quarters due to the seasonal demand of the building products markets served. Accordingly, results for the three and nine months ended September 28, 2012 are not necessarily indicative of the results that may be expected for the full year. Management believes that the disclosures made are adequate for a fair presentation of the Company’s results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 30, 2011.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Each of our interim reporting periods ends on the Friday closest to the last day of the corresponding quarterly calendar period. The third quarter of 2012 and 2011 ended on September 28, 2012 and September 30, 2011, respectively. Beginning in 2012, our fiscal year will end on December 31 regardless of the day of the week on which December 31 falls. Our 2011 fiscal year end was December 30, 2011.
On August 14, 2012 , the Company acquired Cleveland Tubing, Inc. ("CTI") for approximately $6.4 million, net of cash acquired. CTI is a developer and manufacturer of corrugated plastic parts that include several products sold through the Company's U.S. Residential Products Segment including collapsible and flexible specialty drainage products. The results of operations for CTI have been included in the Company’s condensed consolidated financial statements as of and from the date of the acquisition. The Company allocated the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their fair values as of the acquisition dates. The acquired assets of CTI consisted primarily of accounts receivable, property, plant and equipment, and inventories. The liabilities assumed generally consisted of accounts payable and accrued liabilities.

2. Inventories
Inventories were comprised of:

	September 28, 2012	December 30, 2011
	(in thousands)
Aluminum and steel coil	$67,711	$52,681
Raw materials	14,591	12,808
Work in process	2,309	2,980
Finished products	16,219	14,927
	$100,830	$83,396
The Company has disclosed aluminum and steel coil inventory separately, as it represents inventory that can be classified as raw material, work in process or finished product. Aluminum and steel coil includes both painted and bare coil. Inventories are net of related reserves totaling $2.8 million and $3.0 million as of September 28, 2012 and December 30, 2011, respectively.
3. Long-Term Obligations
Long-term obligations consisted of the following:

	September 28, 2012	December 30, 2011
	(in thousands)
Senior Secured Notes (9.50%)	$375,000	$375,000
Senior Unsecured Loan Facility (12.25%)	123,101	122,782
ABL Credit Facility	17,319	10,206
Dutch Revolving Credit Facility	—	—
	$515,420	$507,988

On March 18, 2011, Euramax International, Inc. (“Euramax”), a wholly-owned subsidiary of the Company, issued $375 million of Senior Secured Notes (the “Notes”) in a private placement exempt from registration requirements under the Securities Act of 1933, as amended. Concurrent with the issuance of the Notes, the Company entered into a new senior unsecured loan facility (the “Senior Unsecured Loan Facility”) with an aggregate principal amount of $125 million. The Company also entered into an Amended and Restated Senior Secured Revolving Credit and Guaranty Agreement (the “ABL Credit Facility”), which provided revolving credit financing of up to $70 million and extended the maturity from June 23, 2012 to September 18, 2015.

Prior to the issuance of the Notes and the Senior Unsecured Loan Facility, the Company had outstanding obligations of approximately $514.7 million under the First Lien Credit Agreement. In the first quarter of 2011, proceeds from the $375 million offering of Notes, issued at par, were used to pay lenders under the First Lien Credit Agreement. Additionally, certain existing lenders exchanged approximately $102.7 million of existing loans under the First Lien Credit Agreement and cash of $19.8 million for the $125 million of loans under the new Senior Unsecured Loan Facility, which were issued at 98% of par. Cash proceeds along with borrowings under the Company’s ABL Credit Facility were used to repay the remaining outstanding amounts due under the First Lien Credit Agreement and expenses related to the refinancing. The difference between the consideration received and the aggregate face amount of the Senior Unsecured Loan Facility ($1.9 million) is being amortized and recorded in interest expense using the effective interest rate method over the term of the Senior Unsecured Loan Facility.

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

Senior Secured Notes
The Notes were issued pursuant to an indenture, ("the Indenture"), dated March 18, 2011, among Euramax, the Company, and certain of its domestic subsidiaries as guarantors, and Wells Fargo Bank, National Association, the Trustee. Substantially all of Euramax’s U.S. subsidiaries are guarantors of the Notes. The Notes bear interest at 9.50% per year and mature on April 1, 2016, unless earlier redeemed or repurchased by Euramax. Interest is payable semi-annually on April 1 and October 1 of each year.

The Notes may be redeemed at the option of Euramax, in whole or in part, under the conditions specified in the Indenture plus accrued and unpaid interest to the redemption date, at the following redemption prices if redeemed during the twelve-month period beginning on April 1 of the years indicated:

Year	Percentage
2013	107.125%
2014	104.750%
2015 and thereafter	100.000%
Additionally, at any time on or before April 1, 2013, Euramax may redeem the greater of (i) $37.5 million and (ii) up to 10% of the aggregate principal amount of the Notes at any time and from time to time, but not more than once in any twelve month period, at a price equal to 103% of the principal amount of the Notes redeemed and accrued and unpaid interest, if any, to the date of redemption; up to 35% of the aggregate principal amount of the Notes issued with the net proceeds of certain equity offerings at a price equal to 109.5% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption; or Euramax may, on any one or more occasions, redeem all or a part of the Notes at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus the Applicable Premium (as defined in the Indenture) and accrued and unpaid interest, if any, to the date of redemption.
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

Senior Unsecured Loan Facility
Proceeds from the Senior Unsecured Loan Facility were borrowed on March 18, 2011 and will mature on October 1, 2016. Loans under the Senior Unsecured Loan Facility bear interest at 12.25% per year in the event no election is made to pay interest in kind (PIK) , and 14.25% (7.875% cash pay and 6.375% PIK) per annum in the event a PIK election is made. The Company may make a PIK election for up to six quarters during the term of the Senior Unsecured Loan Facility. The interest rate on outstanding borrowings under the Senior Unsecured Loan Facility at September 28, 2012 was 12.25%, as the Company has not made a PIK election.
The Senior Unsecured Loan Facility may not be voluntarily prepaid before March 18, 2013. Thereafter, and assuming the term of the loan is set by the Company to be 5 1/2 years or less, Euramax may prepay outstanding amounts under the Senior Unsecured Loan Facility, in whole or in part, at the prices (expressed as percentages of the loans) set forth below:

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
ABL Credit Facility
On March 18, 2011, the Company, Euramax, and certain of its domestic subsidiaries, entered into the ABL Credit Facility with Regions Bank, as Collateral and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, and Regions Business Capital, as Sole Lead Arranger and Bookrunner. The ABL Credit Facility provides for revolving credit financing of up to $70 million, subject to borrowing base availability. At September 28, 2012, $35.1 million was available to be drawn on the ABL Facility. The ABL Credit Facility matures on September 18, 2015.

Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus an applicable margin or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Regions Bank as its “prime rate” for commercial loans, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR plus 1.00%, plus an applicable margin. The applicable margin is dependent upon the type of borrowings the Company has made under the ABL Credit Facility. At September 28, 2012, the applicable margins were 2.50% and 1.50% for LIBOR and Base Rate borrowings, respectively. The applicable margins are subject to Euramax’s corporate credit rating as determined from time to time by Standard and Poor’s and Moody’s Investors Service and range from 2.00% to 2.75% for LIBOR borrowings and 1.00% to 1.75% for Base Rate borrowings. The weighted average interest rate, including the applicable margin payable on outstanding borrowings under the ABL Credit Facility, at September 28, 2012 was 2.8%. The ABL Credit Facility requires the Company to pay a commitment fee ranging from 0.375% to 0.5%, based on the unutilized commitments. The Company is also required to pay customary letter of credit fees, including, without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.
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
The ABL Credit Facility contains affirmative and negative covenants customary for this type of financing, including, but not limited to financial covenants requiring Euramax to meet a minimum consolidated fixed charge coverage ratio of at least 1.15 to 1.00 when excess availability is less than 15% of the lesser of the aggregate amount of commitments outstanding at such time and the borrowing base. As of September 28, 2012, excess availability exceeded 15% of the borrowing base; therefore, Euramax was not required to meet the minimum consolidated fixed charge coverage ratio. Additionally, restrictive covenants limit the ability of the Company and certain of its subsidiaries to incur liens, incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, consolidate, merge or sell all or substantially all of their assets, pay dividends or make other distributions, make certain loans and investments, amend or otherwise alter the terms of documents related to certain of their indebtedness, enter into transactions with affiliates and prepay certain indebtedness, in each case, subject to exclusions, and other customary covenants.
Dutch Revolving Credit Facility

In February 2012, the Company's wholly-owned subsidiary Euramax Coated Products, BV, entered into a revolving credit facility, with Rabobank Roermond (the "Dutch Revolving Credit Facility"). The Dutch Revolving Credit Facility provides revolving credit financing of up to EUR 15 million and matures on April 1, 2016. Borrowings under the Dutch Revolving Credit Facility bear interest at a rate per annum which is the aggregate of the average one month Euribor rate over a calendar month plus a margin of 2% and requires payment of a commitment fee of 0.35% per annum on the nominal amount of the credit facility. All obligations under the Dutch Revolving Credit Facility are secured by a mortgage on the real estate of Euramax Coated Products, BV, a pledge on present and future machinery and present and future accounts receivable balances of Euramax Coated Products, BV. There were no outstanding borrowings under the Dutch Revolving Credit Facility as of September 28, 2012.

The Dutch Revolving Credit Facility contains financial and non-financial covenants customary for this type of financing. Financial Covenants include, but are not limited to, a minimum annual EBITDA target and a minimum amount of risk-bearing capital for Euramax Coated Products, BV both measured at the Company's fiscal year-end. The Dutch Revolving Credit Facility also contains a clause limiting further indebtedness. As of September 28, 2012, the Company is in compliance with all covenants.

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

The Company has entered into forward contracts to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price to mitigate uncertainty and volatility, and to cover underlying exposures to certain payments in currencies other than the functional currency. The Company has not designated these contracts for hedge accounting treatment and, therefore, the gains and losses on these contracts are recorded in other income (loss). In the first nine months of 2012, the Company recognized a loss of $(0.1) million in other income (loss), net related to these forward contracts.

Derivatives are carried at fair value in the condensed consolidated balance sheet in the line item other current assets. As of September 28, 2012, the fair value of outstanding derivative financial instruments was not significant. As of December 30, 2011, derivatives totaled $0.6 million. The Company determined that the fair value of the foreign exchange contracts were level 1 measurements in the fair value hierarchy. To measure the fair value of the foreign exchange contracts the Company obtained quotations from financial institutions.

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
Product Warranties
The Company provides warranties on certain products. The warranty periods differ depending on the product, but generally range from one year to limited lifetime warranties. The Company provides for warranties based on historical experience and expectations of future occurrence. Changes in the product warranty accrual are summarized as follows:

	Three months ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
	(in thousands)		(in thousands)
Balance, beginning of period	$5,272	5,746	$5,050	$5,561
Payments made or service provided	(596)	(1,296)	(2,008)	(3,248)
Warranty expense	718	1,207	2,386	3,152
Foreign currency translation	47	(217)	13	(25)
Balance, end of period	$5,441	$5,440	$5,441	$5,440
6. Income Taxes
The benefit for income taxes for 2012 and 2011 are computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country by country basis, adjusted for changes in valuation allowances relating to the Company’s net operating loss and capital loss carryforwards. The effective rates for the three month periods ended September 28, 2012 and September 30, 2011, were (64.3)% and (0.4)%, respectively.
The effective rate for the three months ended September 28, 2012 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, U.S. tax impact of foreign dividends and non-deductible foreign currency transaction gains and losses and recognition of valuation allowances related to net losses in the U.K. and for U.S. federal and state net operating losses.
The effective rate for the three months ended September 30, 2011 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, U.S. tax impact of foreign dividends and non-deductible foreign currency transaction gains and losses, and recognition of valuation allowances for U.S. federal and state net operating losses.

The effective tax rates for the nine month periods ended September 28, 2012 and September 30, 2011, were (3.3)% and (1.0)%, respectively.

The effective rate for the nine months ended September 28, 2012 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, U.S. tax impact of foreign dividends and non-deductible foreign currency transaction gains and losses and recognition of valuation allowances related to net losses in the U.K. and for U.S. federal and state net operating losses.
The effective rate for the nine months ended September 30, 2011 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, U.S. tax impact of foreign dividends and non-deductible foreign currency transaction gains and losses and recognition of valuation allowances for U.S. federal and state net operating losses.

7. Employee Benefit Plans
In the second quarter of 2011, the Company announced plans to move its operations in Romeoville, IL to its existing facility in Nappanee, IN. This move, intended to reduce fixed overhead costs, triggered an early withdrawal from the multiemployer pension plan benefiting hourly employees at the Romeoville facility. Accordingly, the Company recorded a $1.2 million charge in its U.S. Commercial Products segment for liabilities associated with this withdrawal. The liability represents the present value of estimated future payments for the Company’s proportionate share of unfunded vested benefits under the multiemployer plan. The Company received notification of the final assessment from the plan trustee in July 2012. The total withdrawal liability was determined to be $1.2 million. The Company has the option to settle the liability in a lump sum payment or in monthly installments over a 20 year period. The Company is currently paying this liability on a monthly basis.
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

	Three months ended				Nine months ended
	September 28, 2012		September 30, 2011		September 28, 2012		September 30, 2011
	U.S. Plan	UK Plan	U.S. Plan	UK Plan	U.S. Plan	UK Plan	U.S. Plan	UK Plan
	(in thousands)				(in thousands)
Components of net periodic pension cost
Service cost	$19	$—	$10	$—	$57	$—	$30	$—
Interest cost	128	590	128	598	384	1,770	384	1,783
Expected return on assets	(144)	(418)	(140)	(464)	(432)	(1,254)	(420)	(1,384)
Recognized actuarial net loss	62	24	11	—	186	70	32	—
Total Company defined benefit plan expense	65	196	9	134	195	586	26	399
Multiemployer benefit expense	308	—	352	—	884	—	925	—
Multiemployer pension withdrawal penalty	39	—	—	—	39	—	1,200	—
Net periodic pension cost	$412	$196	$361	$134	$1,118	$586	$2,151	$399

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

Derivative Financial Instruments
The fair values of our futures contracts were primarily determined using quoted contract prices from financial institutions. The fair values of these instruments were based on the closing contract price as of the balance sheet date and were classified as Level 1. As of September 28, 2012, the fair value of outstanding derivatives was not significant. As of December 30, 2011, the fair value of outstanding derivatives totaled $0.6 million.

Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.

The Company did not record any impairment charges related to assets measured at fair value on a nonrecurring basis during the three and nine month periods ended September 28, 2012 and September 30, 2011.

Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; receivables; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these instruments.

The fair value of our long-term debt is estimated using Level 2 inputs based on dealer quoted prices for our debt instruments based on recent transactions obtained from various sources. As of September 28, 2012, the carrying amount and fair value of our Senior Secured Notes, were $375.0 million and $345.0 million, respectively.

9. Segment Information
The Company manages its business and serves its customers through reportable segments differentiated by product type, end market, and geography. In the first quarter of 2012, the Company completed a reorganization of its U.S. operational structure. The reorganization included the consolidation of all U.S. operating companies into one legal entity and realigned reporting and management responsibilities based upon the Company's residential and commercial product offerings. As a result of the restructuring, the Company has identified two U.S. reporting segments; U.S. Residential Products and U.S. Commercial Products. Prior to this restructuring, the Company's reporting segments consisted of U.S. Residential Building Products, U.S. Non-Residential Building Products and U.S. RV and Specialty Building Products. The Company's 2011 results have been adjusted to reflect the change in reportable segments. These organizational changes did not impact the Company's European reportable segments.
The Company's four reportable segments are described below:
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
U.S. Commercial Products—The U.S. Commercial Products segment utilizes various materials, including steel coil, aluminum coil and fiberglass to create various products with commercial applications, including roofing and siding panels, ridge caps, flashing, trim, soffit and other accessories as well as sidewall components, siding and other exterior components for the towable RV, cargo and manufactured housing markets. The Company sells these products to builders, contractors, lumber yards, home improvement retailers, OEMs, and RV manufacturers from manufacturing and distribution facilities located throughout the U.S. These products are used in the construction of a wide variety of small scale non-residential, agricultural and industrial building types on either wood or metal frames, manufactured homes, and towable RVs.
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

Beginning in the third quarter of 2012, the Company has allocated depreciation expense related to its North American ERP system to its U.S. Residential and U.S. Commercial Products Segments. In prior quarters, depreciation expense related to the ERP system was recorded at the Company's Corporate Headquarters and included in other non-allocated expenses. Expenses related to the North American ERP system were previously allocated to its North American segments through a corporate charge, and therefore, were included in earnings (loss) from operations for the appropriate segment. Depreciation and amortization expense for the U.S. Residential Segment after allocation of ERP depreciation totaled$2,867 thousand, $2,872 thousand, and $2,926 thousand for the 1st, 2nd, and 3rd quarters of 2012 and $2,966 thousand, $3,062 thousand, and $2,976 thousand for the 1st, 2nd, and 3rd quarters of 2011, respectfully. Depreciation and amortization expense for the U.S. Commercial Segment after allocation of ERP depreciation totaled $2,713 thousand, $2,690 thousand, and $2,686 thousand for the 1st, 2nd, and 3rd quarters of 2012 and $2,774 thousand, $2,733 thousand, and $2,717 thousand for the 1st, 2nd, and 3rd quarters of 2011, respectfully. All amounts in the following tables include the adjustments described above.
The following table presents information about reported segments for the three months ended September 28, 2012:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
Three months ended September 28, 2012	(in thousands)
Net sales:
Third party	$77,469	$79,334	$48,540	$13,830	$—	$—	$219,173
Intersegment	191	33	176	—	—	(400)	—
Total net sales	$77,660	$79,367	$48,716	$13,830	$—	$(400)	$219,173
Income (loss) from operations	$7,475	$1,707	$2,095	$(1,461)	$(3,206)	$—	$6,610
Depreciation and amortization	$2,926	$2,686	$2,299	$615	$98	$—	$8,624
Capital expenditures	$345	$329	$493	$89	$683	$—	$1,939

The following table presents information about reported segments for the three months ended September 30, 2011:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
Three months ended September 30, 2011	(in thousands)
Net sales:
Third party	$90,407	$79,766	$57,410	$19,197	$—	$—	$246,780
Intersegment	318	137	98	—	—	(553)	—
Total net sales	$90,725	$79,903	$57,508	$19,197	$—	$(553)	$246,780
Income (loss) from operations	$7,889	$(2,998)	$1,953	$(1,032)	$(2,036)	$—	$3,776
Depreciation and amortization	$2,976	$2,717	$2,730	$812	$83	$—	$9,318
Capital expenditures	$263	$975	$626	$203	$325	$—	$2,392

The following table presents information about reported segments for the nine months ended September 28, 2012:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
Nine months ended September 28, 2012	(in thousands)
Net sales:
Third party	$214,665	$222,267	$152,012	$52,704	$—	$—	$641,648
Intersegment	774	162	441	—	—	(1,377)	—
Total net sales	$215,439	$222,429	$152,453	$52,704	$—	$(1,377)	$641,648
Income (loss) from operations	$18,261	$165	$7,979	$(2,304)	$(9,712)	$—	$14,389
Depreciation and amortization	$8,665	$8,089	$7,054	$1,868	$262	$—	$25,938
Capital expenditures	$1,085	$724	$1,243	$541	$993	$—	$4,586
The following table presents information about reported segments for the nine months ended September 30, 2011:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
Nine months ended September 30, 2011	(in thousands)
Net sales:
Third party	$233,519	$224,661	$190,399	$65,438	$—	$—	$714,017
Intersegment	833	207	494	—	—	(1,534)	—
Total net sales	$234,352	$224,868	$190,893	$65,438	$—	$(1,534)	$714,017
Income (loss) from operations	$18,021	$(3,035)	$11,390	$(489)	$(12,730)	$—	$13,157
Depreciation and amortization	$9,004	$8,224	$8,165	$2,440	$231	$—	$28,064
Capital expenditures	$698	$3,010	$1,389	$1,385	$1,900	$—	$8,382

It is impractical for the Company to provide revenues from external customers by groups of similar products. Accordingly, the following table reflects revenues from external customers by markets for the periods indicated.

		Three months ended		Nine months ended
Customers/Markets	Primary Products	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
		(in thousands)
Original Equipment Manufacturers (“OEMs”)	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; windows and roofing and composite building panels	$43,457	$54,262	$161,946	$187,215
Home Improvement Retailers	Rain carrying systems, roofing accessories, steel roofing and siding, windows, doors and shower enclosures	51,806	62,537	139,740	155,842
Industrial and Architectural Contractors	Standing seam panels; siding and roofing accessories; and composite building panels	40,321	42,078	110,908	134,821
Rural Contractors	Steel and aluminum roofing and siding	43,116	41,882	107,412	101,934
Distributors	Metal coils, rain carrying systems and roofing accessories	23,917	26,788	68,807	75,283
Manufactured Housing	Steel siding and trim components	6,992	8,884	25,245	29,106
Home Improvement Contractors	Vinyl replacement windows; metal coils, rain carrying systems; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings	9,564	10,349	27,590	29,816
		$219,173	$246,780	$641,648	$714,017

10. Supplemental Guarantor Condensed Financial Information

On March 18, 2011, Euramax Holdings, Inc. (presented as Parent in the following schedules), through its 100%-owned subsidiary, Euramax International, Inc. (presented as Issuer in the following schedules) issued the Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Euramax Holdings, Inc. Additionally, the Notes were fully and unconditionally guaranteed by all material domestic subsidiaries, collectively referred to as the "Guarantors." On December 30, 2011, as permitted by the Indenture, the Company completed the merger of the Guarantor subsidiaries with Euramax International, Inc. This merger does not adversely affect the legal rights under the Indenture of any holder of the Notes in any material respect. All other subsidiaries of Euramax International, Inc., whether direct or indirect, do not guarantee the Senior Secured Notes (the "Non-Guarantors").
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
The following condensed consolidating financial statements present the results of operations, comprehensive loss, financial position and cash flows of (1) the Parent, (2) the Issuer (including all Guarantor subsidiaries prior to the merger), (3) the Non-Guarantor Subsidiaries, and (4) eliminations to arrive at the information for Euramax Holdings, Inc. on a consolidated basis. The condensed consolidating financial statements for all periods presented reflect the legal entity structure and Notes guaranty as of September 28, 2012 for comparative purposes. Separate financial statements and other disclosures concerning the former Guarantor subsidiaries are not presented because management does not believe such information is material to investors.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 28, 2012
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$303	$9,487	$—	$9,790
Accounts receivable, net of allowance for doubtful accounts	—	61,889	41,233	—	103,122
Inventories, net	—	71,569	29,261	—	100,830
Income taxes receivable	—	429	402	—	831
Deferred income taxes	—	2,171	198	—	2,369
Other current assets	—	4,576	1,783	—	6,359
Total current assets	—	140,937	82,364	—	223,301
Property, plant and equipment, net	—	70,989	71,201	—	142,190
Amounts due from affiliates	—	209,027	24,321	(233,348)	—
Goodwill	—	81,182	115,320	—	196,502
Customer relationships, net	—	35,993	21,950	—	57,943
Other intangible assets, net	—	7,643	—	—	7,643
Investment in consolidated subsidiaries	(71,014)	24,641	—	46,373	—
Deferred income taxes	—	—	35	—	35
Other assets	—	5,742	3,367	—	9,109
Total assets	$(71,014)	$576,154	$318,558	$(186,975)	$636,723
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$56,198	$24,921	$—	$81,119
Accrued expenses and other current liabilities	224	17,154	13,806	—	31,184
Accrued interest payable	—	17,704	—	—	17,704
Deferred income taxes	—	—	884	—	884
Total current liabilities	224	91,056	39,611	—	130,891
Long-term debt	—	515,420	—	—	515,420
Amounts due to affiliates	4,581	8,802	219,965	(233,348)	—
Deferred income taxes	—	9,236	10,803	—	20,039
Other liabilities	—	22,654	23,538	—	46,192
Total liabilities	4,805	647,168	293,917	(233,348)	712,542
Shareholders’ equity (deficit):
Common stock	189	—	21	(21)	189
Additional paid-in capital	721,114	658,215	199,452	(857,667)	721,114
Accumulated loss	(806,974)	(739,081)	(188,377)	927,458	(806,974)
Accumulated other comprehensive income	9,852	9,852	13,545	(23,397)	9,852
Total shareholders’ equity (deficit)	(75,819)	(71,014)	24,641	46,373	(75,819)
Total liabilities and shareholders’ equity (deficit)	$(71,014)	$576,154	$318,558	$(186,975)	$636,723

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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 28, 2012
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net Sales	$—	$154,293	$67,987	$(3,107)	$219,173
Costs and Expense:
Cost of goods sold (excluding depreciation and amortization)	—	128,191	57,473	(3,107)	182,557
Selling and general (excluding depreciation and amortization)	150	13,487	6,866	—	20,503
Depreciation and amortization	—	5,595	3,029	—	8,624
Other operating charges	—	635	205	—	840
Multiemployer pension withdrawal expense	—	39	—	—	39
Income (loss) from operations	(150)	6,346	414	—	6,610
Equity in earnings of subsidiaries	(1,025)	(2,055)	—	3,080	—
Interest expense	—	(13,141)	(253)	—	(13,394)
Intercompany income (loss), net	—	4,189	(4,189)	—	—
Other income (loss), net	—	3,492	2	—	3,494
Loss before income taxes	(1,175)	(1,169)	(4,026)	3,080	(3,290)
Benefit for income taxes	—	(144)	(1,971)	—	(2,115)
Net loss	$(1,175)	$(1,025)	$(2,055)	$3,080	$(1,175)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the Three Months Ended September 28, 2012
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net loss	$(1,175)	$(1,025)	$(2,055)	$3,080	$(1,175)
Other comprehensive income (loss):
Foreign currency translation adjustment	26	26	26	(52)	26
Net change in pension and other benefit liabilities, net of tax	86	86	24	(110)	86
Total comprehensive loss	$(1,063)	$(913)	$(2,005)	$2,918	$(1,063)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2011
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net Sales	$—	$167,465	$84,157	$(4,842)	$246,780
Costs and Expense:
Cost of Goods Sold (excluding depreciation and amortization)	—	143,049	70,928	(4,842)	209,135
Selling and general (excluding depreciation and amortization)	148	15,230	7,752	—	23,130
Depreciation and amortization	—	5,693	3,625	—	9,318
Other operating charges	—	1,380	41	—	1,421
Income (loss) from operations	(148)	2,113	1,811	—	3,776
Equity in earnings of subsidiaries	(26,897)	(1,397)	—	28,294	—
Interest expense	—	(13,357)	(13)	—	(13,370)
Intercompany income (loss), net	—	4,688	(4,688)	—	—
Other income (loss), net	—	(18,881)	1,313	—	(17,568)
Loss before income taxes	(27,045)	(26,834)	(1,577)	28,294	(27,162)
Provision (benefit) for income taxes	—	63	(180)	—	(117)
Net loss	$(27,045)	$(26,897)	$(1,397)	$28,294	$(27,045)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the Three Months Ended September 30, 2011
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net loss	$(27,045)	$(26,897)	$(1,397)	$28,294	$(27,045)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,866)	(1,866)	(1,866)	3,732	(1,866)
Amortization of actuarial net loss, net of tax	11	11	—	(11)	11
Comprehensive loss	$(28,900)	$(28,752)	$(3,263)	$32,015	$(28,900)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 28, 2012
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net Sales	$—	$429,610	$219,675	$(7,637)	$641,648
Costs and Expense:
Cost of goods sold (excluding depreciation and amortization)	—	358,378	183,516	(7,637)	534,257
Selling and general (excluding depreciation and amortization)	447	42,921	21,055	—	64,423
Depreciation and amortization	—	16,679	9,259	—	25,938
Other operating charges	—	1,712	890	—	2,602
Multiemployer pension withdrawal expense	—	39	—	—	39
Income (loss) from operations	(447)	9,881	4,955	—	14,389
Equity in earnings of subsidiaries	(24,440)	(6,145)	—	30,585	—
Interest expense	—	(40,055)	(736)	—	(40,791)
Intercompany income (loss), net	—	12,861	(12,861)	—	—
Other income (loss), net	—	(53)	728	—	675
Loss before income taxes	(24,887)	(23,511)	(7,914)	30,585	(25,727)
(Benefit) provision for income taxes	—	929	(1,769)	—	(840)
Net loss	$(24,887)	$(24,440)	$(6,145)	$30,585	$(24,887)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the Nine Months Ended September 28, 2012
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net loss	$(24,887)	$(24,440)	$(6,145)	$30,585	$(24,887)
Other comprehensive income (loss):
Foreign currency translation adjustment	(176)	(176)	112	64	(176)
Net change in pension and other benefit liabilities, net of tax	256	256	70	(326)	256
Total comprehensive loss	$(24,807)	$(24,360)	$(5,963)	$30,323	$(24,807)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2011
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net Sales	$—	$450,585	$273,353	$(9,921)	$714,017
Costs and Expense:
Cost of Goods Sold (excluding depreciation and amortization)	—	378,874	226,423	(9,921)	595,376
Selling and general (excluding depreciation and amortization)	445	45,683	24,770	—	70,898
Depreciation and amortization	—	17,109	10,955	—	28,064
Other operating charges	—	4,907	415	—	5,322
Multiemployer pension withdrawal expense	—	1,200	—	—	1,200
Income (loss) from operations	(445)	2,812	10,790	—	13,157
Equity in earnings of subsidiaries	(37,057)	1,687	—	35,370	—
Interest expense	—	(39,344)	(2,778)	—	(42,122)
Intercompany income (loss), net	—	10,172	(10,172)	—	—
Other income, net	—	(12,578)	3,666	—	(8,912)
(Loss) income before income taxes	(37,502)	(37,251)	1,506	35,370	(37,877)
Benefit for income taxes	—	(194)	(181)	—	(375)
Net (loss) income	$(37,502)	$(37,057)	$1,687	$35,370	$(37,502)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the Nine Months Ended September 30, 2011
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net (loss) income	$(37,502)	$(37,057)	$1,687	$35,370	$(37,502)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,893	2,893	2,631	(5,524)	2,893
Net change in pension and other benefit liabilities, net of tax	32	32	—	(32)	32
Total comprehensive (loss) income	$(34,577)	$(34,132)	$4,318	$29,814	$(34,577)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 28, 2012
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total

Net cash (used in) provided by operating activities	$—	$(8,362)	$3,737	$—	$(4,625)
Cash flows from investing activities:
Purchase of a business, net of cash acquired	—	(6,446)	—	—	(6,446)
Proceeds from sale of assets	—	1,287	2	—	1,289
Capital expenditures	—	(2,688)	(1,898)	—	(4,586)
Net cash used in investing activities	—	(7,847)	(1,896)	—	(9,743)

Cash flows from financing activities:
Changes in cash overdraft	—	3,467	—	—	3,467
Net borrowings on ABL Credit Facility	—	7,113	—	—	7,113
Debt issuance costs	—	—	(59)	—	(59)
Due (to) from affiliates	—	4,970	(4,970)	—	—
Net cash provided by (used in) financing activities	—	15,550	(5,029)	—	10,521
Effect of exchange rate changes on cash	—	—	(690)	—	(690)
Net decrease in cash and cash equivalents	—	(659)	(3,878)	—	(4,537)
Cash and cash equivalents at beginning of period	—	962	13,365	—	14,327
Cash and cash equivalents at end of period	$—	$303	$9,487	$—	$9,790

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2011
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net cash (used in) provided by operating activities	$—	$(19,692)	$21,317	$—	$1,625
Cash flows from investing activities:
Proceeds from sale of assets	—	79	1	—	80
Capital expenditures	—	(5,540)	(2,842)	—	(8,382)
Contributed capital to subsidiaries	—	(88,096)	—	88,096	—
Return of capital from subsidiaries	—	151,085	—	(151,085)	—
Net cash (used in) provided by investing activities	—	57,528	(2,841)	(62,989)	(8,302)

Cash flows from financing activities:
Net borrowings on ABL Credit Facility	—	25,274	—	—	25,274
Net repayments on First Lien Credit Facility	—	(302,394)	(109,634)	—	(412,028)
Borrowings under Senior Secured Notes	—	375,000	—	—	375,000
Borrowings under Senior Unsecured Notes	—	19,812	—	—	19,812
Contributed capital to subsidiaries	—	—	88,096	(88,096)	—
Return of capital	—	—	(151,085)	151,085	—
Debt issuance costs	—	(10,623)	—	—	(10,623)
Due (to) from affiliates	—	(147,774)	147,774	—	—
Net cash (used in) provided by financing activities	—	(40,705)	(24,849)	62,989	(2,565)
Effect of exchange rate changes on cash	—	—	927	—	927
Net decrease in cash and cash equivalents	—	(2,869)	(5,446)	—	(8,315)
Cash and cash equivalents at beginning of period	—	8,271	16,631	—	24,902
Cash and cash equivalents at end of period	$—	$5,402	$11,185	$—	$16,587

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
Our customers are located predominantly throughout North America and Europe and include distributors, contractors and home improvement retailers, as well as RV, transportation and other original equipment manufacturers, or OEMs. We have extensive in-house manufacturing and distribution capabilities for our more than 10,000 unique products and operate through a network consisting of 39 facilities, including 33 located in North America and six located in Europe. We have over 50 years of experience manufacturing building products and RV exterior components, including our time as a division of our former parent, Alumax Inc., or Alumax, a fully integrated aluminum producer acquired by Alcoa Inc. in 1998. We have operated as an independent company since 1996 when our division was acquired in a management-led buyout.
On August 14, 2012, we acquired Cleveland Tubing, Inc. ("CTI") for approximately $6.4 million, net of cash acquired. CTI is a developer and manufacturer of corrugated plastic parts that include several products sold through our U.S. Residential Products Segment including collapsible and flexible specialty drainage products. The results of operations for CTI have been included in our condensed consolidated financial statements as of and from the date of the acquisition. The acquisition of CTI provides the Company with strategic manufacturing expertise for corrugated plastic products included in our residential product segment and expands our product offering to our existing customer base.

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
Segment Information
We manage our business and serve our customers through reportable segments differentiated by product type, end market, and geography. In the first quarter of 2012, we completed a reorganization of our U.S. operational structure. The reorganization included the consolidation of all U.S. operating companies into one legal entity and realigned reporting and management responsibilities based upon the Company's residential and commercial product offerings. As a result of the restructuring, we have identified two U.S. reporting segments; U.S. Residential Products and U.S. Commercial Products. Prior to this restructuring, our reporting segments consisted of U.S. Residential Building Products, U.S. Non-Residential Building Products and U.S. RV and Specialty Building Products. Our third quarter 2011 results have been adjusted to reflect the Company's change in reportable segments. These organizational changes did not impact our European reportable segments.
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
U.S. Commercial Products—The U.S. Commercial Products segment utilizes various materials, including steel coil, aluminum coil and fiberglass to create various products with commercial applications, including roofing and siding panels, ridge caps, flashing, trim, soffit and other accessories as well sidewall components, siding and other exterior components for the towable RV, cargo and manufactured housing markets. We sell these products to builders, contractors, lumber yards, home improvement retailers, OEMs, and RV manufacturers from manufacturing and distribution facilities located throughout the U.S. These products are used in the construction of a wide variety of small scale non-residential, agricultural and industrial building types on either wood or metal frames, manufactured homes, and towable RVs.
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

In the current quarter, we have allocated depreciation expense related to our North American ERP system to our U.S. Residential and U.S. Commercial Products Segments. In prior quarters, depreciation expense related to the ERP system was recorded at our Corporate Headquarters and included in other non-allocated expenses. Expenses related to the North American ERP system were allocated through a corporate charge, and therefore, were included in earnings (loss) from operations for the appropriate segment. Depreciation and amortization expense for the U.S. Residential Segment after allocation of ERP depreciation totaled $2,867 thousand, $2,872 thousand, and $2,926 thousand for the 1st, 2nd, and 3rd quarters of 2012 and $2,966 thousand, $3,062 thousand, and $2,976 thousand for the 1st, 2nd, and 3rd quarters of 2011, respectfully. Depreciation and amortization expense for the U.S. Commercial Segment after allocation of ERP depreciation totaled $2,713 thousand, $2,690 thousand, and $2,686 thousand for the 1st, 2nd, and 3rd quarters of 2012 and $2,774 thousand, $2,733 thousand, and $2,717 thousand for the 1st, 2nd, and 3rd quarters of 2011, respectfully.
Three months ended September 28, 2012 Compared to the Three months ended September 30, 2011.
The following table sets forth net sales and income (loss) from operations data by segment for the three months ended September 28, 2012 and September 30, 2011:

	Net Sales			Income (loss) from Operations
	Three Months Ended			Three Months Ended
	September 28, 2012	September 30, 2011	Increase (Decrease)	September 28, 2012	September 30, 2011	Increase (Decrease)
	(Dollars in millions)
U.S. Residential Products	$77.5	$90.4	(14.3)%	$7.5	$7.9	(5.1)%
U.S. Commercial Products	79.3	79.8	(0.6)%	1.7	(3.0)	156.7%
European Roll Coated Aluminum	48.6	57.4	(15.3)%	2.1	2.0	5.0%
European Engineered Products	13.8	19.2	(28.1)%	(1.5)	(1.0)	(50.0)%
Other Non-Allocated	—	—	—	(3.2)	(2.1)	(52.4)%
Totals	$219.2	$246.8	(11.2)%	$6.6	$3.8	73.7%
Net Sales. Net sales include revenue recognized from the sales of our products less provisions for returns, allowances, rebates and discounts. Our net sales declined $27.6 million, or 11.2%, to $219.2 million in the third quarter of 2012 compared to $246.8 million in the third quarter of 2011. Net sales in our European Roll Coated Aluminum and European Engineered Product segments continue to be negatively impacted by European economic malaise which delayed or curtailed architectural and industrial construction projects and reduced consumer confidence. Accordingly, demand from our European customers weakened compared to the third quarter of 2011. The weakening of the euro and British pound sterling against the U.S. dollar also resulted in an approximate $5.7 million decline in net sales during the quarter. Net sales of our U.S. Residential Products segment have declined in the third quarter of 2012 compared to the third quarter of 2011, while net sales of our U.S. Commercial Products remained relatively flat compared to third quarter 2011.
Total net sales for our U.S. segments declined $13.4 million, or 7.9%, to $156.8 million in the third quarter of 2012 compared to $170.2 million in the third quarter of 2011.
Net sales of our U.S. Residential Products segment declined $12.9 million, or 14.3%, to $77.5 million in the third quarter of 2012 compared to $90.4 million in the third quarter of 2011. Demand for our roof drainage, roof edge and related products continued to be negatively impacted by severe drought conditions throughout much of the U.S., which resulted in lower net sales in the third quarter of 2012. Net sales were also negatively impacted by lower sales prices as a result of declining aluminum raw material costs compared to the prior year quarter.
Net sales of our U.S. Commercial Products segment declined $0.5 million, or 0.6%, to $79.3 million in the third quarter of 2012 compared to $79.8 million in the third quarter of 2011. The decline in net sales is primarily due to lower sales prices as a result of lower steel and aluminum raw material costs in the third quarter of 2012 compared to the third quarter of 2011. The decline in steel and aluminum prices represented an approximate $6.8 million decrease in net sales. These declines were generally offset by higher demand for steel and aluminum roofing and siding sold to distributors, contractors, lumber yards, and builders in the post frame construction markets during the third quarter of 2012. Sales volumes for aluminum, steel, fiberglass and laminated products from original equipment manufacturers in the RV and transportation markets also increased in the current quarter partially offset by lower demand from distributors for specialty coated aluminum coil and declines in sales volumes of RV doors as a result of our decision to exit the U.S. RV door product line during the first quarter of 2012.

Total net sales for our European segments declined $14.2 million, or 18.5%, to $62.4 million in the third quarter of 2012 compared to $76.6 million in the third quarter of 2011. Net sales declines were primarily the result of weakening demand as a result of continuing economic uncertainty across Europe. The economic crisis has resulted in the delay of architectural and industrial projects and lower consumer confidence has resulted in declining demand for holiday home and caravan production throughout Europe. Additionally, the weakening of the euro and British pound sterling against the U.S. dollar resulted in lower net sales of approximately $5.7 million compared to the third quarter of 2011.
Net sales of our European Roll Coated Aluminum segment declined $8.8 million, or 15.3%, to $48.6 million in the third quarter of 2012 compared to $57.4 million in the third quarter of 2011. The decline in net sales was primarily due to lower demand for specialty coated coil and panels used in architectural and industrial projects and for specialty coated coils and panels sold to OEMs in the transportation industry. Demand in these markets has been negatively impacted by the continuing economic crisis in Europe which has resulted in delays in architectural and other large scale projects as a result of economic uncertainty. The weakening of the euro and British pound sterling against the U.S. dollar resulted in lower net sales of $4.8 million compared to the third quarter of 2011.
Net sales of our European Engineered Products segment declined $5.4 million, or 28.1%, to $13.8 million in the third quarter of 2012 compared to $19.2 million in the third quarter of 2011. Demand in this segment has been negatively impacted by the continuing economic crisis in Europe. Specifically, declines in net sales were primarily the result of lower demand for residential windows, doors and shower enclosures sold to distributors and factory built holiday home builders in the United Kingdom. These declines were primarily the result of lower levels of holiday home production and consumer spending in the UK market. Declines in demand for engineered transportation components sold to suppliers in the compact vehicle market also negatively impacted first quarter sales. Sales declines in these markets were partially offset by increased demand for windows used in the operating compartments of heavy equipment. Weakening of foreign currencies, primarily the euro and British pound sterling, against the U.S. dollar also resulted in lower net sales of approximately $0.9 million compared to the third quarter of 2011.
Cost of Goods Sold. Cost of goods sold includes the cost of raw materials, manufacturing labor, packaging, utilities, freight, maintenance and other elements of manufacturing overhead. Cost of goods sold declined $26.5 million, or 12.7%, to $182.6 million in the third quarter of 2012 compared to $209.1 million in the third quarter of 2011. The decline in cost of goods sold is primarily related to volume declines in our European segments and in our US Residential Products segment. Cost of goods sold also decreased as a result of lower aluminum and steel raw material costs in the current quarter compared to the prior year. The weakening of the euro and British pound sterling against the U.S. dollar resulted in lower cost of goods sold of approximately $4.9 million.
Selling and General. Selling and general expenses include salaries, benefits, incentive compensation, insurance, travel and entertainment and other administrative costs. Selling and general expenses declined $2.6 million, or 11.3%, to $20.5 million in the third quarter of 2012 compared to $23.1 million in the third quarter of 2011. The consolidation of operations at multiple U.S. plant locations during 2011 and the simplification of our U.S. organizational structure resulted in an overall reduction in selling and general costs during the third quarter of 2012. The weakening of the euro and British pound sterling against the U.S. dollar also decreased selling and general expenses $0.5 million compared to the third quarter of 2011.
Depreciation and Amortization. Depreciation and amortization declined $0.7 million, or 7.5%, to $8.6 million in the third quarter of 2012 compared to $9.3 million in the third quarter of 2011.
Other Operating Charges. Other operating charges includes costs related to restructuring initiatives including facility closures, relocation, severance, and acquisition costs. Other operating charges declined $0.6 million, or 42.9%, to $0.8 million in the third quarter of 2012 compared to $1.4 million in the third quarter of 2011.
In the third quarter of 2012, other operating charges of approximately $0.8 million included $0.4 million of severance and relocation costs related to restructuring and cost savings initiatives in both the U.S. and Europe, $0.2 million of legal and professional fees related to our reorganization activities in North America and Europe, and $0.2 million of costs related to the acquisition of Cleveland Tubing, Inc.
In the third quarter of 2011, other operating charges of $1.4 million consisted primarily of restructuring initiatives including facility closures, relocation, and severance costs intended to reduce overhead and streamline operations.

Income (Loss) from Operations. As a result of the aforementioned items, our income from operations increased $2.8 million, to $6.6 million in the third quarter of 2012 compared to $3.8 million for the third quarter of 2011.
Income (loss) from operations of our U.S. Residential Products segment declined $0.4 million, or 5.1%, to $7.5 million for the third quarter of 2012 compared to $7.9 million for the third quarter of 2011. This decrease is primarily related to the decline in volume in the third quarter of 2012, partially offset by lower selling and general costs as a result of the consolidation of plant locations and the simplification of our U.S. operating structure in 2011.
Income from operations of our U.S. Commercial Products segment increased $4.7 million to income of $1.7 million for the third quarter of 2012 compared to a loss of $(3.0) million in the third quarter of 2011. This increase is primarily the result of higher sales volumes in the post frame market and improved margins in the RV and transportation markets in the third quarter. Income from operations also benefited from initiatives to simplify the U.S. operating structure and consolidate operations at certain plant locations during 2011.
Income from operations of our European Roll Coated Aluminum segment increased $0.1 million to $2.1 million in the third quarter of 2012 compared to $2.0 million in the third quarter of 2011. Declines in income from operations as a result of lower sales volumes were generally offset by reductions to selling and general costs as a result of cost savings initiatives to reduce overhead and other operating costs in response to the continuing economic uncertainty throughout Europe.
Income (loss) from operations of our European Engineered Products segment declined $0.5 million to a loss of $(1.5) million for the third quarter of 2012 compared to a loss of $(1.0) million in the third quarter of 2011. The decline was primarily due to lower sales volumes in this segment, partially offset by lower labor and overhead costs and selling and general expenses in the third quarter of 2012. Income (loss) from operations for the third quarter of 2012 included approximately $(0.2) million of non-recurring other operating charges primarily related to severance and relocation activities in the U.K. which are expected to streamline operations and provide cost savings in future periods.
Interest Expense. Interest expense for third quarter of 2012 and for the third quarter of 2011 totaled approximately $(13.4) million. Interest expense is primarily comprised of interest on our Senior Secured Notes, Senior Unsecured Loan Facility and ABL Credit Facility.
Other Income (Loss), Net. Other income (loss), net includes translation gains and losses on intercompany obligations, gains and losses on asset disposals, interest income and other income or expense items of a non-operating nature. Other income in the third quarter of 2012 of $3.5 million consisted primarily of translation gains on intercompany obligations due to the strengthening of the euro compared to the U.S. dollar totaling $3.8 million, which were partially offset by losses of approximately $0.2 million on forward foreign currency contracts. Other loss, net in the third quarter of 2011 of $(17.6) million consisted primarily of translation losses on intercompany obligations.
Provision (Benefit) for Income Taxes. We reported an income tax benefit of $(2.1) million for the third quarter of 2012 compared to a benefit of $(0.1) million for the third quarter of 2011. Our effective tax rates were (64.3)% for the three months ended September 28, 2012 and (0.4)% for the three months ended September 30, 2011.
The effective rate for the third quarter of 2012 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, U.S. tax impact of foreign dividends and non-deductible foreign currency transaction gains and losses and recognition of valuation allowances related to net losses in the UK and for U.S. federal and state net operating losses.
The effective rate for the third quarter of 2011 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, U.S. tax impact of foreign dividends and non-deductible foreign currency transaction gains and losses, and recognition of valuation allowances for U.S. federal and state net operating losses.
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
Net Loss. Our net loss was $1.2 million for the third quarter of 2012, as compared to a net loss of $27.0 million for the third quarter of 2011.

Nine months ended September 28, 2012 Compared to the Nine months ended September 30, 2011.
The following table sets forth net sales and income (loss) from operations data by segment for the nine months ended September 28, 2012 and September 30, 2011:

	Net Sales			Income (loss) from Operations
	Nine Months Ended			Nine Months Ended
	September 28, 2012	September 30, 2011	Increase (Decrease)	September 28, 2012	September 30, 2011	Increase (Decrease)
	(Dollars in millions)
U.S. Residential Products	$214.6	$233.5	(8.1)%	$18.3	$18.0	1.7%
U.S. Commercial Products	222.3	224.7	(1.1)%	0.1	(3.0)	(103.3)%
European Roll Coated Aluminum	152.0	190.4	(20.2)%	8.0	11.4	(29.8)%
European Engineered Products	52.7	65.4	(19.4)%	(2.3)	(0.5)	360.0%
Other Non-Allocated	—	—	—%	(9.7)	(12.7)	23.6%
Totals	$641.6	$714.0	(10.1)%	$14.4	$13.2	9.1%
Net Sales. Net sales include revenue recognized from the sales of our products less provisions for returns, allowances, rebates and discounts. Our net sales declined $72.4 million, or 10.1%, to $641.6 million in the first nine months of 2012 compared to $714.0 million in the first nine months of 2011. Net sales in our European Roll Coated Aluminum and European Engineered Product segments continue to be negatively impacted by European economic malaise which delayed or curtailed architectural and industrial construction projects and reduced consumer confidence. Accordingly, demand from our European customers weakened compared to the prior year. Foreign currency fluctuations also contributed to a $15.4 million decrease in net sales compared to the prior year period. Net sales of our U.S. Residential Products and U.S. Commercial Products have also declined in the first nine months of 2012 compared to the first nine months of 2011. Declines in our U.S. segments reflect lower sales prices due to declining steel and aluminum raw material costs combined with declining volume in our U.S. Residential Products segment.
Total net sales for our U.S. segments declined $21.3 million, or 4.6%, to $436.9 million in the first nine months of 2012 compared to $458.2 million in the first nine months of 2011. We estimate that lower sales prices as a result of declining aluminum and steel raw material costs resulted in an approximate $21.4 million decrease over the prior year. Declining sales prices were generally offset by increased demand in our U.S. Commercial Segment.
Net sales of our U.S. Residential Products segment declined $18.9 million, or 8.1%, to $214.6 million in the first nine months of 2012 compared to $233.5 million in the first nine months of 2011. This decline in net sales is primarily due to lower demand in the home center market and declines in demand for vinyl windows and patio components sold to home improvement contractors. Severe drought conditions throughout much of the U.S. in the first nine months of 2012 contributed to the decline in demand for our roof drainage, roof edge and related products. Demand for our vinyl window and patio components continue to be impacted by economic uncertainty affecting consumer demand for higher end repair, remodel and replacement projects. Demand from distributors for our roof drainage, roof edge and related products was relatively flat compared to the first nine months of 2011. Sales price declines as a result of lower aluminum raw material costs also contributed to the net sales decline.
Net sales of our U.S. Commercial Products segment declined $2.4 million, or 1.1%, to $222.3 million in the first nine months of 2012 compared to $224.7 million in the first nine months of 2011. Net sales declines in our U.S. Commercial Products Segment were primarily the result of declines in steel prices during the first nine months of 2012 compared to the prior year. Overall demand for our U.S Commercial Products segment increased in the first nine months of 2012, primarily for our steel and aluminum roofing and siding sold to distributors, contractors, lumber yards, and builders in both the post frame construction and industrial and architectural markets. Demand for aluminum, steel, fiberglass and laminated products sold to original equipment manufacturers in the RV and transportation markets also increased. These increases in net sales were offset by lower demand from distributors for specialty coated aluminum coil and declines in sales volumes of RV doors as a result of our decision to exit the U.S. RV door product line during the first quarter of 2012.

Total net sales for our European segments declined $51.1 million, or 20.0%, to $204.7 million in the first nine months of 2012 compared to $255.8 million in the first nine months of 2011. Net sales declines were primarily the result of weakening demand as a result of continuing economic uncertainty throughout Europe. The economic crisis has resulted in the delay of architectural and industrial projects and lower consumer confidence has resulted in declining demand for holiday home and caravan production throughout Europe. Additionally, the weakening of the euro and British pound sterling against the U.S. dollar resulted in lower net sales of approximately $15.4 million compared to the first nine months of 2011.
Net sales of our European Roll Coated Aluminum segment declined $38.4 million, or 20.2%, to $152.0 million in the first nine months of 2012 compared to $190.4 million in the first nine months of 2011. The decline in net sales was primarily due to lower demand for specialty coated coil and panels used in architectural and industrial projects and for specialty coated coils and panels sold to OEMs in the RV and transportation markets. Demand in these markets has been negatively impacted by the continuing economic crisis in Europe which has resulted in delays in architectural and other large scale projects as a result of economic uncertainty. The weakening of the euro and British pound sterling against the U.S. dollar resulted in lower net sales of $12.2 million compared to the first nine months of 2011.
Net sales of our European Engineered Products segment declined $12.7 million, or 19.4%, to $52.7 million in the first nine months of 2012 compared to $65.4 million in the first nine months of 2011. Demand in this segment has been negatively impacted by the continuing economic crisis in Europe. Specifically, declines in net sales were primarily the result of lower demand for residential windows, doors and shower enclosures sold to distributors and factory built holiday home builders in the United Kingdom. These declines were primarily the result of lower levels of holiday home production and consumer spending in the UK market. Declines in demand for engineered transportation components sold to suppliers in the compact vehicle market also negatively impacted sales for the first nine months of 2012. Weakening of foreign currencies, primarily the euro and British pound sterling, against the U.S. dollar also resulted in lower net sales of approximately $3.2 million compared to the first nine months of 2011.
Cost of Goods Sold. Cost of goods sold includes the cost of raw materials, manufacturing labor, packaging, utilities, freight, maintenance and other elements of manufacturing overhead. Cost of goods sold declined $61.1 million, or 10.3%, to $534.3 million in the first nine months of 2012 compared to $595.4 million in the first nine months of 2011. The decline in cost of goods sold is primarily related to volume declines in our European segments and in our US Residential Products segment. Declines in aluminum and steel raw material costs in our U.S. segments also resulted in an approximate $9.5 million decline in costs of goods sold. The weakening of the euro and British pound sterling against the U.S. dollar resulted in lower cost of goods sold of approximately $13 million.
Selling and General. Selling and general expenses include salaries, benefits, incentive compensation, insurance, travel and entertainment and other administrative costs. Selling and general expenses declined $6.5 million, or 9.2%, to $64.4 million in the first nine months of 2012 compared to $70.9 million in the first nine months of 2011. The consolidation of operations at multiple U.S. plant locations during 2011, the simplification of our U.S. organizational structure, and restructuring and cost saving initiatives in Europe resulted in an overall reduction in selling and general costs during the first nine months of 2012. The weakening of the euro and British pound sterling against the U.S. dollar also decreased selling and general expenses of approximately $1.3 million compared to the first nine months of 2011.
Depreciation and Amortization. Depreciation and amortization declined $2.2 million, or 7.8%, to $25.9 million in the first nine months of 2012 compared to $28.1 million in the first nine months of 2011.
Other Operating Charges. Other operating charges includes costs related to restructuring initiatives including facility closures, relocation, severance, and acquisition costs. Other operating charges declined $2.7 million to $2.6 million in the first nine months of 2012 compared to $5.3 million in the first nine months of 2011.
In the first nine months of 2012, other operating charges of $2.6 million included $1.7 million related to cost savings initiatives and restructuring activities in our European and U.S. segments, $0.7 million of non-recurring legal and professional fees related to the Company's North American reorganization, and $0.2 million of costs related to the acquisition of Cleveland Tubing, Inc in the third quarter of 2012.

In the first nine months of 2011, other operating charges of $5.3 million included approximately $2.5 million of tax consulting and legal and professional fees incurred as part of our debt refinancing. As a result of these initiatives we removed restrictive financial covenants, significantly reduced interest costs, and extended maturity dates of our long-term debt. Approximately $2.8 million was incurred for restructuring initiatives including facility closures, relocation, and severance costs intended to reduce overhead and streamline operations.
Multiemployer pension withdrawal expense. In the third quarter of 2011, we recorded a $1.2 million charge in our U.S. Residential Products segment for liabilities associated with the early withdrawal from a multiemployer pension plan covering hourly employees in our Romeoville, IL facility. The liability represents the present value of estimated future payments for our proportionate share of unfunded vested benefits under the multiemployer plan.
Income (loss) from Operations. As a result of the aforementioned items, our income from operations increased $1.2 million, to $14.4 million in the first nine months of 2012 compared to $13.2 million for the first nine months of 2011.
Income from operations of our U.S. Residential Products segment increased $0.3 million, or 1.7%, to $18.3 million for the first nine months of 2012 compared to $18.0 million for the first nine months of 2011. Declining sales volumes were generally offset by a reduction in certain non-recurring costs incurred during the prior year, including a $1.2 million charge recorded in the second quarter of 2011 for the early withdrawal from a multiemployer pension plan. In the first nine months of 2011, we also incurred approximately $0.6 million of non-recurring charges related to facility closures, relocation, and severance costs intended to reduce overhead and streamline operations compared to other operating charges of $0.3 million for the first nine months of 2012. Income from operations also increased as a result of lower selling and general costs due to the consolidation of plant locations and the simplification of our U.S. operating structure late in 2011.
Income (loss) from operations of our U.S. Commercial Products segment increased $3.1 million to income of $0.1 million for the first nine months of 2012 compared to $(3.0) million for the first nine months of 2011. This increase is primarily related to higher sales volumes in the post frame construction markets and improved margins in the RV and transportation markets. Organizational initiatives to simplify the U.S. operating structure and consolidate operations at certain plant locations during 2011 also contributed to the improvement in operating income in 2012. Other operating charges for the first nine months of 2011 totaled approximately $0.8 million, primarily related to our North America reorganization. Other operating charges in the first nine-months of 2012 totaled only approximately $0.2 million. These improvement were partially offset by quality issues from a large raw material supplier in the first half of 2012 which resulted in additional costs of approximately $0.6 million as the Company had to use alternative supply sources at increased costs.
Income from operations of our European Roll Coated Aluminum segment declined $3.4 million to $8.0 million in the first nine months of 2012 compared to $11.4 million in the first nine months of 2011. Lower sales volumes were the primary driver of the decline in operating income in the current quarter. Additionally, selling and general costs remained relatively flat compared to the prior year quarter due to the economic crisis in Europe and uncertainty regarding the timing of recovery in our end markets.
(Loss) income from operations of our European Engineered Products segment declined $1.8 million to a loss of $(2.3) million for the first nine months of 2012 compared to a loss of $(0.5) million for the first nine months of 2011. The decline was primarily due to lower sales volumes in this segment offset by slightly lower labor and overhead costs and selling and general expenses in the first nine months of 2012.
Interest Expense. Interest expense declined $1.3 million, or 3.1%, to $40.8 million in the first nine months of 2012 compared to $42.1 million in the first nine months of 2011. The decline in interest expense is primarily related to the Company's issuance, in March of 2011, of Senior Secured Notes at an interest rate of 9.5% and the Senior Unsecured Credit Facility at an interest rate of 12.25%. The proceeds of these issuances were used to settle outstanding amounts under the Company’s First Lien Credit Agreement, which carried a higher rate of interest.

Other Income (Loss), Net. Other income (loss), net includes translation gains and losses on intercompany obligations, gains and losses on asset disposals, interest income and other income or expense items of a non-operating nature. Other income in the first nine months of 2012 of $0.7 million was primarily comprised of a $0.5 million gain on the sale of assets associated with the decision to exit our U.S. RV door product line in the Commercial Products segment and $0.3 million of translation gains on intercompany obligations due to the strengthening of the euro compared to the U.S. dollar offset by a $0.1 million loss on forward foreign currency contracts. Other loss in the first nine months of 2011 of $(8.9) million included translation lossed on intercompany obligations of $7.3 million and a $1.5 million loss on extinguishment of indebtedness under the First Lien Credit Agreement primarily related to the write-off of capitalized deferred financing fees.
Provision (Benefit) for Income Taxes. We reported income tax benefit of $(0.8) million for the first nine months of 2012, as compared to a benefit of $(0.4) million for the first nine months of 2011. Our effective tax rates were (3.3)% for the nine months ended September 28, 2012 and (1.0)% for the nine months ended September 30, 2011.
The effective rate for the first nine months of 2012 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, U.S. tax impact of foreign dividends and non-deductible foreign currency transaction gains and losses and recognition of valuation allowances related to net losses in the U.K. and for U.S. federal and state net operating losses.
The effective rate for the first nine months of 2011 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, U.S. tax impact of foreign dividends and non-deductible foreign currency transaction gains and losses, recognition of valuation allowances for U.S. federal and state net operating losses.
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
Net Loss. Our net loss was $24.9 million for the first nine months of 2012, as compared to a net loss of $37.5 million for the first nine months of 2011.
Liquidity and Capital Resources
Our principal sources of liquidity are from cash and cash equivalents, cash from operations and borrowings under our ABL Credit Facility and Dutch Revolving Credit Facility. As of September 28, 2012, we had cash and cash equivalents of $9.8 million. Net cash used in operating activities was $(4.6) million for the nine months ended September 28, 2012 compared to net cash provided by operating activities of $1.6 million for the nine months ended September 30, 2011. As of September 28, 2012, we had $17.3 million outstanding and availability of $54.4 million under our revolving credit facilities.
Our ability to make debt service payments, refinance our indebtedness, maintain capital assets and satisfy our other capital and commercial commitments will depend on our ability to generate cash flow in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors. While these factors are beyond our control, we frequently invest sources of liquidity with the intent of improving our ability to generate future cash flow. Such investments have, and may in the future, include product development initiatives, restructuring and growth oriented capital expenditures, and business acquisitions. We believe our September 28, 2012 cash levels, together with our cash from operations and borrowings under our revolving credit facilities will be adequate to fund our cash requirements based on our current level of operations for at least the next twelve months.
In the third quarter of 2012, borrowings from our ABL Credit Facility were used to fund the acquisition of Cleveland Tubing, Inc. ("CTI") for approximately $6.4 million, net of cash acquired. CTI is a developer and manufacturer of corrugated plastic parts that include several products sold through the Company's U.S. Residential Products Segment including collapsible and flexible specialty drainage products. The acquisition of CTI provides the Company with strategic manufacturing expertise for corrugated plastic products included in our residential product segment and expands our product offering to our existing customer base.

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
The Notes may be redeemed at Euramax's option, in whole or in part, under the conditions specified in the Indenture plus accrued and unpaid interest to the redemption date, at the following redemption prices if redeemed during the 12‑month period beginning on April 1 of the years indicated:

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

The Indenture contains restrictive covenants that limit, among other things, the ability of Euramax and certain of its subsidiaries to incur additional indebtedness, pay dividends and make certain distributions, make other restricted payments, make investments, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates, in each case, subject to exclusions, and other customary covenants. These limitations also prohibit Euramax's ability to transfer cash or assets to Euramax Holdings, whether by dividend, loan, or otherwise. The Indenture also contains customary events of default. If Euramax undergoes a change of control (as defined in the Indenture), Euramax will be required to make an offer to repurchase the notes at 101% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption.
Senior Unsecured Loan Facility
On March 3, 2011, Euramax, Euramax Holdings, and certain of our domestic subsidiaries, as guarantors, entered into a credit and guaranty agreement for a new senior unsecured loan facility (the “Senior Unsecured Loan Facility”) in the aggregate principal amount of $125 million, which was issued at 98% of par value. The $125 million Senior Unsecured Loan Facility matures on October 1, 2016 and bears interest at 12.25% per year in the event no election is made to pay interest in kind (PIK) by increasing the principal amount of the Notes, and 14.25% (7.875% cash pay and 6.375% PIK) per annum in the event a PIK election is made. Euramax may make a PIK election for up to 6 quarters during the term of the Senior Unsecured Loan Facility. The interest rate on outstanding borrowings under the Senior Unsecured Loan Facility at September 28, 2012 was 12.25% as we have not made a PIK election.

The Senior Unsecured Loan Facility may not be voluntarily prepaid before March 18, 2013. Thereafter, and assuming that the term of the loan is set by the Company to be 5 1/2 years or less, Euramax may prepay outstanding amounts under the Senior Unsecured Loan Facility, in whole or in part, at the prices (expressed as a percentage of the loans) set forth below:

Prepayment Date	Percentage
On or after the second anniversary of the closing but prior to the third anniversary thereof	103%
On or after the third anniversary of the closing but prior to the fourth anniversary thereof	102%
On or after the fourth anniversary of the closing	100%
Additionally, at any time before March 18, 2013, Euramax may on one or more occasions prepay up to 35% of the aggregate principal amount of the loans outstanding on the closing date at 112.25%, plus accrued and unpaid interest. Upon a change of control, Euramax may be required to repay all or a portion of the Senior Unsecured Loan Facility at a price equal to 101% of the principal amount plus accrued and unpaid interest. All obligations under the Senior Unsecured Loan Facility are unconditionally guaranteed by, Euramax Holdings and substantially all of our existing and future direct and indirect wholly‑owned domestic material restricted subsidiaries subject to certain exceptions.

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
ABL Credit Facility
On March 18, 2011, Euramax Holdings, Euramax, and certain of our domestic subsidiaries as borrowers, and certain of our domestic subsidiaries as guarantors, entered into the Amended and Restated Senior Secured Revolving Credit and Guaranty Agreement, which we refer to as the ABL Credit Facility, with various lenders, Regions Bank, as Collateral and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, and Regions Business Capital, as Sole Lead Arranger and Bookrunner. The ABL Credit Facility provides for revolving credit financing of up to $70 million, subject to a borrowing base. The ABL Credit Facility matures on September 18, 2015.
Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus an applicable margin or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Regions Bank as its “prime rate” for commercial loans, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR plus 1.00%, plus an applicable margin. The applicable margin is dependent upon the type of borrowings Euramax has made under the ABL Credit Facility. At September 28, 2012, the applicable margins were 2.50% and 1.50% for LIBOR and Base Rate borrowings, respectively. The applicable margins are subject to the Company's corporate credit rating as determined from time to time by Standard and Poor’s and Moody’s Investors Service and range from 2.00% to 2.75% for LIBOR borrowings and 1.00% to 1.75% for Base Rate borrowings. The ABL Credit Facility requires Euramax to pay a commitment fee ranging from 0.375% to 0.5%, based on the unutilized commitments. Euramax is also required to pay customary letter of credit fees, including, without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

All obligations under the ABL Credit Facility are unconditionally guaranteed by Euramax Holdings and substantially all of our existing and future direct and indirect, wholly-owned domestic restricted subsidiaries which are not borrowers. All obligations under the ABL Credit Facility and the guarantees of those obligations are secured, subject to certain exceptions, by a first‑priority security interest in Euramax’s and the guarantors’ inventory and accounts receivable and related assets, which we refer to as the ABL Collateral, and a junior‑priority security interest in (i) substantially all of Euramax’s and the guarantors’ assets (other than inventory and accounts receivable and related assets, which assets secure our ABL Credit Facility on a first priority basis) and (ii) all of Euramax’s capital stock and the capital stock of each material domestic restricted subsidiary owned by Euramax or a guarantor and 65% of the voting capital stock and 100% of any non-voting capital stock of foreign restricted subsidiaries directly owned by Euramax or a guarantor, which we refer to collectively as the Notes Collateral. The security interests are granted in accordance with the Amended and Restated Pledge and Security Agreement dated March 18, 2011, by and among us, the other guarantors party thereto and Regions Bank as Agent.
The ABL Credit Facility contains affirmative and negative covenants customary for this type of financing, including, but not limited to financial covenants requiring Euramax to meet a minimum consolidated fixed charge coverage ratio of at least 1.15 to 1.00 when excess availability is less than 15% of the lesser of the aggregate amount of commitments outstanding at such time and the borrowing base. As of September 28, 2012, excess availability exceeded 15% of the borrowing base, and therefore, Euramax was not required to meet the minimum consolidated fixed charge coverage ratio. Additionally, restrictive covenants limit the ability of Euramax Holdings, Inc. and certain of our subsidiaries to incur liens, incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, consolidate, merge or sell all or substantially all of their assets, pay dividends or make other distributions, make certain loans and investments, amend or otherwise alter the terms of documents related to certain of their indebtedness, enter into transactions with affiliates and prepay certain indebtedness, in each case, subject to exclusions, and other customary covenants.
Dutch Revolving Credit Facility
In February 2012, our wholly-owned subsidiary in the Netherlands, Euramax Coated Products, BV, entered into the Dutch Revolving Credit Facility, with Rabobank Roermond (Rabobank). The Dutch Revolving Credit Facility provides revolving credit financing of up to EUR 15 million and matures on April 1, 2016. Borrowings under the Dutch Revolving Credit Facility bear interest at a rate per annum which is the aggregate of the average one month Euribor rate over a calendar month plus a margin of 2% and requires payment of a Credit Fee of 0.35% per annum on the nominal amount of the credit facility. All obligations under the Dutch Revolver are secured by a mortgage on the real estate of Euramax Coated Products, BV, a pledge on present and future machinery and present and future accounts receivable balances of Euramax Coated Products, BV. There were no outstanding borrowings under the Dutch Revolving Credit Facility as of September 28, 2012.

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

Covenant Ratios Contained in the Indenture Governing the Exchange Notes, the ABL Credit Facility and the Senior Unsecured Loan Facility.
The indenture governing the exchange notes and the Senior Unsecured Loan Facility contain two material covenants which utilize financial ratios. These covenants do not require Euramax to maintain specified ratio levels at all times or at regular intervals. However, if Euramax elected to incur additional indebtedness under the ratio test without having availability under other debt baskets, or make restricted payments under the restricted payment covenant without having availability under our restricted payment baskets, non-compliance with these covenants could result in an event of default under the indenture and, under certain circumstances, a requirement to immediately repay all amounts outstanding under the Notes and could trigger a cross-default under our senior secured credit facilities or other indebtedness we may incur in the future. First, Euramax is permitted to incur indebtedness under the indenture and the Senior Unsecured Loan Facility if the ratio of Consolidated Cash Flow to Fixed Charges on a pro forma basis (referred to in the indenture and the Senior Unsecured Loan Facility as the "Fixed Charge Coverage Ratio") is greater than 2:1 or, if the ratio is less, only if the indebtedness falls into specified debt baskets, including, for example, a credit agreement debt basket, an existing debt basket, a capital lease and purchase money debt basket, an intercompany debt basket, a permitted guarantee debt basket, a hedging debt basket, a receivables transaction debt basket and a general debt basket. In addition, under the indenture and Senior Unsecured Loan Facility, Euramax is permitted to incur secured debt only if the ratio of Consolidated Secured Indebtedness to Consolidated Cash Flow on a pro forma basis (referred to in the indenture and the Senior Unsecured Loan Facility as the "Secured Debt Ratio") is equal to or less than 3.75:1.00. Second, the restricted payment covenant provides that Euramax may declare certain dividends, or repurchase equity securities, in certain circumstances only if the Fixed Charge Coverage Ratio is greater than 2:1. In addition, under the ABL Credit Facility, Euramax is required to meet a minimum consolidated fixed charge coverage ratio of at least 1.15:1.00 when excess availability is less than 15% of the lesser of the aggregate amount of commitments outstanding at such time and the borrowing base.
The Fixed Charge Coverage Ratio under the Indenture and the Secured Debt Ratio under the Indenture only limit the ability of Euramax to incur additional indebtedness. Euramax has not incurred any additional indebtedness or made any restricted payments pursuant to the provisions in the indenture and the Senior Unsecured Loan Facility that rely on such ratios. The provisions of the ABL Credit Facility, only require Euramax to meet the minimum Fixed Charge Coverage Ratio under the ABL Credit Facility when excess availability is less than 15%. As of September 28, 2012, because excess availability under the ABL Credit Facility exceeded 15% of the borrowing base, Euramax International was not required to meet the minimum consolidated fixed charge coverage ratio under the ABL Credit Facility. The Company does not expect excess availability to fall below 15% during the next twelve months.

Cash Flows
The following table summarizes our cash flows for the nine months ended September 28, 2012 and September 30, 2011:

	Nine months ended
(Amounts in thousands)	September 28, 2012	September 30, 2011
Net cash (used in) provided by operating activities	$(4,625)	$1,625
Net cash used in investing activities	(9,743)	(8,302)
Net cash provided by (used in) financing activities	10,521	(2,565)
Effect of exchange rate changes on cash	(690)	927
Net decrease in cash and cash equivalents	$(4,537)	$(8,315)

Nine months ended September 28, 2012 Compared to the Nine months ended September 30, 2011.
Operating Activities. Cash used in operating activities in the first nine months of 2012 was approximately $4.6 million compared to cash provided by operating activities of $1.6 million for the first nine months of 2011, a decrease in cash flow of $6.2 million. Cash used in operating activities during the first nine months of 2012 was primarily related to interest payments on our long term debt facilities totaling $30.1 million. In the first nine months of 2011, interest payments totaled approximately $17.8 million. This increase is related to the timing of the first interest payment on our Senior Secured Notes which occurred during the second quarter of 2012. Increases in working capital in the first nine months of 2012 are consistent with the seasonality of our business to support increases in working capital necessary to support net sales growth.

Investing Activities. Cash used in investing activities in the first nine months of 2012 was $9.7 million. The purchase of Cleveland Tubing, Inc, net of cash for $6.4 million and capital expenditures of $4.6 million were offset by asset sales of approximately $1.3 million in the first nine months of 2012.
Cash used in investing activities in the first nine months of 2011 was $8.3 million. Capital expenditures of $8.4 million in the first nine months of 2011 were offset by $0.1 million of proceeds from the sale of assets.
Financing Activities. Net cash provided by financing activities during the first nine months of 2012 was $10.5 million and consisted primarily of net borrowings on the ABL Credit Facility.
Cash used in financing activities during the first nine months of 2011 was $2.6 million. Net borrowings under the ABL Credit Facility of $25.3 million and borrowings from the issuance of the Notes during the first nine months of 2011 totaling $375.0 million were offset by cash payments of $412.0 million to settle outstanding borrowings under the First Lien Credit Facility of $514.7 million. The remaining $102.7 million in outstanding loans under the First Lien Credit Facility were exchanged by various lenders along with cash of $19.8 million for $125.0 million aggregate principal amount of indebtedness under the Senior Unsecured Loan Facility. Payments of debt issuance costs totaled $10.6 million.

Capital Expenditures
Our capital expenditures for the first nine months of 2012 and the first nine months of 2011 were $4.6 million and $8.4 million, respectively. Capital expenditures in the first nine months of 2011 included approximately $1.6 million related to the implementation of our ERP system in the United States. There were no expenditures related to our ERP system in the first nine months of 2012. The balance of capital expenditures in each period relates primarily to purchases and upgrades of coil coating, fabricating, transportation and material moving and handling equipment.

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
Our cost of goods sold is subject to inflationary pressures and price fluctuations of the raw materials we use, particularly the cost of aluminum and steel. In addition, we are party to certain leases that contain escalator clauses contingent on increases based on changes in the Consumer Price Index. We believe that inflation and/or deflation had a minimal impact on our overall operations during the nine months ended September 28, 2012 and September 30, 2011.
Working Capital Management
Working capital increased $2.0 million, or 2.3%, to $92.4 million as of September 28, 2012 from $90.4 million as of December 30, 2011. The increase in working capital is primarily attributable to seasonal increases in accounts receivable and inventory, offset by increases in accounts payable. We historically experience an increase in inventory and accounts receivable during the first half of the year as many customers in our markets increase purchases in the spring and gradually decline throughout the second half of the year.
Accounts receivable of $103.1 million as of September 28, 2012 increased $19.9 million, or 23.9%, from $83.2 million as of December 30, 2011. As of September 28, 2012, days sales outstanding in accounts receivable were 42.8 days, compared to 34.5 days as of December 30, 2011. The primary reason for the increase in accounts receivable was a 13.2% increase in net sales for the two months ended September 28, 2012 compared to the two months ended December 30, 2011. The majority of outstanding receivables are generated from net sales in the preceding two months.

Inventories of $100.8 million as of September 28, 2012 increased $17.4 million, or 20.9%, from $83.4 million as of December 30, 2011, primarily as a result of seasonal increases in demand. As of September 28, 2012, days sales in inventories were 50.2 days, compared to 40.0 days as of December 30, 2011, which reflects higher inventory levels necessary to support higher sales activity.
Accounts payable of $81.1 million as of September 28, 2012 increased $26.8 million, or 49.4%, from $54.3 million as of December 30, 2011. Higher accounts payable balances reflect increasing inventory levels throughout the year to support higher demand in peak seasons.
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
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 28, 2012.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in currency exchange rates (primarily the euro and British pound sterling), interest rates and commodity prices (primarily aluminum and steel).
Foreign Currency Exchange Risk
Approximately 32.0% of our net sales for the nine months ended September 28, 2012 originated in Europe. Although our sales outside the United States are subject to exchange rate fluctuations, we do not use derivatives to manage our foreign currency exchange risks resulting from foreign sales. Changes in foreign exchange rates affect interest expense recorded in relation to our foreign currency‑denominated debt instruments.

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
Item 4.  Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 28, 2012. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that as of September 28, 2012 the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) of the Securities Exchange Act of 1934, as amended) are effective. In addition, there were no changes in our internal control over financial reporting during the first nine months of 2012 that have materially affected, or are reasonably likely to affect our internal control over financial reporting.
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

EURAMAX HOLDINGS, INC.

Date: November 9, 2012	/s/ R. Scott Vansant
R. Scott Vansant
Vice President and Chief Financial Officer