Form 10-K
period 2012-12-31
Euramax Holdings, Inc.
filed 2013-03-29
CIK 1026743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                    to
Commission File No.  333-05978
EURAMAX HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2502320 (I.R.S. Employer Identification Number)
303 Research Drive, Suite 400, Norcross, GA (Address of principal executive offices)	30092 (Zip Code)
Registrant's telephone number, including area code: (770) 449-7066
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class N/A	Name of each exchange on which registered N/A
Securities registered pursuant to Section 12(g) of the Act: None
__________________________________________________
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☒ No ☐
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒*
*The registrant is a voluntary filer of reports required to be filed by certain companies under Sections 13 or 15(d) of the Securities Exchange Act of 1934 and has filed all reports that would have been required during the preceding 12 months, had it been subject to such filing requirements.
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
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
There is no public market for the Company's common stock. The registrant has 97,209 shares of common stock held by non-affiliates.
There were 189,138 shares of the registrant’s common stock, par value $1.00 per share, issued and outstanding as of March 28, 2013.
DOCUMENTS INCORPORATED BY REFERENCE
None

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words "believe," "expect," "anticipate," "intend," "estimate" and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, the costs of operating as a public company, our capital programs and environmental expenditures. These statements involve known and unknown risks, uncertainties and other factors, including the factors described under "Item 1A. Risk Factors," that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

•	the cyclical nature of the markets we serve;

•	the general level of economic activity;

•	the loss or reduction of purchases by key customers;

•	consolidation of purchasing power among our customers;

•	the supply and price levels of essential raw materials, particularly aluminum and steel;

•	risks associated with the manufacturing process due to operating hazards and interruptions, including unscheduled maintenance or downtime;

•	risks associated with higher energy costs and the risk of disruptions in energy suppliers;

•	the adequacy of our insurance coverage;

•	our ability to effectively compete in the markets we serve;

•	the integrity of our information systems;

•	seasonal effects on our customers' purchasing activity;

•	adverse weather conditions;

•	our ability to adequately protect our intellectual property rights and successfully defend against third-party claims of intellectual property infringement;

•	the effect of product liability or warranty claims against us;

•	environmental, health and safety laws and regulations;

•	our significant indebtedness, and our ability to incur additional debt in the future;

•	our ability to remain compliant under the agreements governing our indebtedness;

•	our ability to refinance our indebtedness or generate sufficient cash to service all of our indebtedness;

•	restrictions under our existing or future debt agreements that limit our operations;

•	exposure to adjustments in interest rates;

•	declines in our credit and debt ratings;

•	instability in the capital and credit markets;

•	the risks of doing business in foreign countries;

•	fluctuations in foreign currency exchange rates;

•	exposure to U.S. and foreign anti-corruption laws and economic sanctions programs;

•	state, local and non-U.S. taxes and fluctuations in our tax obligations and effective tax rate;

•	adverse effects of foreign taxation;

•	adverse changes to accounting rules or regulations;

•	the success of our acquisitions or divestitures;

•	our ability to attract and retain qualified management and key personnel;

•	labor and work stoppages;

•	the effects of inflation on our business;

•	the potential for future impairment of our goodwill or other intangible assets; and

•	global or regional catastrophic events.

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

The Company

We are a leading international producer of metal and vinyl products sold to the residential repair and remodel, commercial construction and recreational vehicle (RV) markets primarily in North America and Europe. We are a leader in several niche product categories, including preformed roof-drainage products sold in the United States, metal roofing and siding for post frame construction in the United States, and aluminum siding for towable RVs in the United States and Europe. Sales to the building products and RV markets accounted for approximately 74% and 13% of our 2012 net sales, respectively.

Our customers are located predominantly throughout North America and Europe and include distributors, contractors and home improvement retailers, as well as RV, transportation and other original equipment manufacturers ("OEMs"). We have extensive in-house manufacturing and distribution capabilities for our more than 10,000 unique products and operate through a network consisting of 40 facilities, including 32 located in the U.S., one in Canada and seven in Europe. We have over 50 years of experience manufacturing building products and RV exterior components, including our time as a division of our former parent, Alumax, a fully integrated aluminum producer acquired by Alcoa Inc. in 1998. We have operated as an independent company since 1996 when our division was acquired in a management-led buyout.

Euramax Holdings, Inc. is a corporation formed under the laws of the state of Delaware. Our headquarters and principal executive offices are located at 303 Research Drive, Suite 400, Norcross, GA 30092 and our telephone number is 770-449-7066. In this report, "Euramax Holdings," "the Company," "we," "our" and "us" refer to Euramax Holdings, Inc. and its consolidated subsidiaries, unless some other reference is indicated by the context.

Recent Developments

On March 25, 2013, we amended our ABL Credit Facility to, among other items, (i) extend the maturity date to January 1, 2016, (ii) reduce the Minimum Excess Availability Reserve to $1.0 million from 20% of outstanding borrowings, and (iii) reduce the excess availability threshold from 15.0% to 12.5%. In the event excess availability falls below the 12.5% threshold, Euramax would be required to meet, for the period from the amendment date to November 30, 2013, a Minimum Consolidated Adjusted EBITDA of $55 million, and after November 30, 2013, a Minimum Consolidated Fixed Charge Coverage Ratio of 1.15 to 1.00. See Note 5 to our consolidated financial statements for discussion of our ABL Credit Facility and Note 14 for discussion of Subsequent Events.

On August 14, 2012, we completed the acquisition of Cleveland Tubing, Inc. ("CTI") for approximately $6.4 million, net of cash acquired. CTI is a developer and manufacturer of corrugated plastic parts, including collapsible and flexible specialty drainage products, sold through our U.S. Residential Products segment. See Note 1 to our consolidated financial statements for discussion of CTI acquisition.

Competitive Strengths

The following competitive strengths have contributed to our success and are critical to maintaining the market positions that we enjoy and achieving our plans for future growth:

Well positioned leader in niche end markets.    We maintain leading market positions in a number of niche markets. These markets include preformed residential gutters sold in the United States, metal roofing and siding for post frame construction in the northeast United States, aluminum siding for towable RV exteriors in the United States, aluminum siding and roofing for towable RVs in Europe, steel exterior panels for manufactured housing in the United States and vinyl windows and doors for the UK holiday home and home center markets.

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

Strong, established customer relationships.    We have maintained long-standing relationships with our major customers across our end markets and, to many, we are a critical supplier. Our top ten accounts include customers from each of our four business segments, have been customers of ours for more than 20 years on average, and include The Home Depot® and Lowe's®, the two largest home improvement retailers in the United States, each of whom have been our customer for over 25 years. The depth and longevity of our customer relationships provide a foundation for recurring revenues and an outlet for the introduction of new products.

More efficient, lower cost business.    In the last few years marked by broad economic decline, we have worked to operate a more efficient, lower cost business. Recent results reflect our ongoing initiatives to centralize certain management controls, rationalize our operating structure and implement best practices to improve our manufacturing culture.

Significant diversification across products, materials, customers, end markets and geography.    We produce and deliver over 10,000 unique products, utilizing aluminum, steel, copper, vinyl and fiberglass, through a multi-channel distribution network that serves customers across multiple end markets and geographies. Our customer base is highly diverse, with our top ten customers accounting for less than 33% and no single customer accounting for more than 14% of our total 2012 net sales. Further, our top ten customers include customers from each of our four segments. Our sales are also diversified geographically, with 68% of our 2012 net sales originating in the U.S. and Canada and the remainder originating in the UK, the Netherlands and France. This diversity has helped to offset the cyclicality that is experienced in some of the markets we serve, while allowing us to address profitable growth opportunities as they arise in different product lines, end markets and geographies.

Our Business Segments

We manage our business and serve our customers through reportable segments differentiated by product type, end market, and geography. In the first quarter of 2012, we completed a reorganization of our U.S. operational structure. The reorganization included the consolidation of all U.S. operating companies into one legal entity and realigned reporting and management responsibilities based upon our residential and commercial product offerings. As a result of the reorganization, we identified two U.S. reporting segments; U.S. Residential Products and U.S. Commercial Products. Prior to this reorganization, our reporting segments consisted of U.S. Residential Building Products, U.S. Non-Residential Building Products and U.S. RV and Specialty Building Products. Our 2011 and 2010 results have been adjusted to reflect the change in reportable segments. These organizational changes did not impact our European reportable segments.
Our four reportable segments are described below:

U.S. Residential Products
Our U.S. Residential Products segment utilizes aluminum, steel, copper and vinyl to produce residential roof drainage products, including preformed gutters, downspouts, elbows, soffit, drip edge, fascia, flashing, snow guards and related accessories. These products are used primarily for the repair, replacement or enhancement of residential roof drainage systems. We sell these products to home improvement retailers, lumber yards, distributors and contractors from manufacturing and distribution facilities throughout North America. We also produce specialty made-to-order vinyl replacement windows and aluminum patio and awning components sold primarily to home improvement contractors in the western U.S.
U.S. Commercial Products
Our U.S. Commercial Products segment utilizes various materials, including steel coil, aluminum coil and fiberglass, to create various products with commercial applications, including roofing and siding panels, ridge caps, flashing, trim, soffit and other accessories, as well as sidewall components, siding and other exterior components for the towable RV, cargo and manufactured housing markets. We sell these products to builders, contractors, lumber yards, home improvement retailers, OEMs, and RV manufacturers from manufacturing and distribution facilities located throughout the U.S. These products are used in the construction of a wide variety of small scale commercial, agricultural and industrial building types on either wood or metal frames, manufactured homes, and towable RVs.

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
European Engineered Products
Our European Engineered Products segment utilizes aluminum and vinyl extrusions to produce residential windows, doors and shower enclosures. These products are sold to home improvement retailers, distributors and factory‑built “holiday home” builders in the UK. We also produce windows used in the operator compartments of heavy equipment, components sold to suppliers to automotive OEMs in western Europe and RV doors. We produce and distribute these engineered products from facilities in France and the UK and have developed extensive in-house manufacturing capabilities, including powder coating, glass cutting, anodizing and glass toughening.
For financial information about our operating segments and geographic areas, refer to Note 13 of Notes to Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report, incorporated herein by reference. For certain risks attendant to our non-U.S. operations, refer to "Item 1A. Risk Factors" below.

Our Products

Our products are sold to a diverse group of customers operating in a variety of industries. Our sales and marketing efforts are organized on a decentralized basis to provide services to our broad customer base in multiple geographic areas. The table below lists our key products, primary materials used, customers, primary sales regions, segments and end markets:

Key Products	Primary Materials Used	Customers	Primary Sales Regions	Segments	End Markets
Roof Drainage Products (gutters, downspouts and accessories)	Aluminum, Steel, Vinyl, Copper	Home Improvement Retailers, Lumber Yards, Rural Contractors, Home Improvement Contractors, Distributors, Manufactured Housing Producers	U.S.	U.S. Residential Products and U.S. Commercial Products	Residential Products, Commercial Products
Soffits (roof overhangs), Fascia (trims), Flashing (roofing valley material)	Aluminum, Steel, Copper	Home Improvement Retailers, Lumber Yards, Rural Contractors, Industrial and Architectural Contractors, Home Improvement Contractors, Manufactured Housing Producers	U.S.	U.S. Residential Products and U.S. Commercial Products	Residential Products, Commercial Products
Roofing & Siding (including RV siding and building panels)	Aluminum, Steel, Vinyl, Fiberglass
Rural Contractors, Distributors, Lumber Yards, Industrial and Architectural Contractors, Home Improvement Contractors, Manufactured Housing Producers, Home Improvement Retailers, OEMs, RV Manufacturers
			U.S., Europe	U.S. Commercial Products, European Roll Coated Aluminum and European Engineered Products	Residential Products, RV Products, Commercial Products
Doors	Aluminum, Fiberglass	Distributors, Home Improvement Retailers, Home Improvement Contractors, RV Manufacturers	Europe	U.S. Commercial Products and European Engineered Products	RV Products, Residential Products
Windows	Aluminum, Vinyl	Holiday Home Manufacturers, Home Improvement Contractors, Transportation Industry Manufacturers, OEMs, RV Manufacturers	U.S., Europe	U.S. Commercial Products and European Engineered Products	RV Products, Residential Products, Other Products
Specialty Coated Coils (painted aluminum and steel coils)	Aluminum, Steel	Various Building Panel Manufacturers, RV Manufacturers, Transportation Industry Manufacturers, OEMs	Europe	European Roll Coated Aluminum	RV Products, Commercial Products, Other Products

Our End Markets

Through our four business segments we serve two primary end markets—Building Products and Recreational Vehicle Products. Within the Building Products market, we serve both the Residential and Commercial Building Products markets. We believe our geographic network, broad product portfolio and customization capabilities allow us to effectively meet the diverse requirements of our customers within our end markets. The following table illustrates our net sales in 2012 by segment and end market:

	End Markets Served
Segment	Residential Products	Commercial Products	Recreational Vehicle Products	Other Products	Net Sales	% of Net Sales
U.S. Residential Products	$281.1	$—	$—	$—	$281.1	33.6%
U.S. Commercial Products	—	209.7	42.3	40.3	292.3	34.9%
European Roll Coated Aluminum	—	98.4	64.5	33.2	196.1	23.4%
European Engineered Products	30.8	2.5	4.5	29.8	67.6	8.1%
Net Sales	$311.9	$310.6	$111.3	$103.3	$837.1	100.0%
% of Net Sales	37.3%	37.1%	13.3%	12.3%	100.0%
Principal Products	Gutters, downspouts, gutter guards, soffits, patio doors, windows	Metal roofing, siding panels, trim parts, coated metal coil	RV exterior components and doors	Coated metal and sheet, cabin frames, sunroofs and windows
Customer Type	Home improvement contractors, home improvement retailers, distributors and manufacturing housing producers	Rural, industrial and architectural contractors, distributors and builders	RV OEMs	Transportation and other OEMs

Residential Products

We are a leading supplier of metal and vinyl gutters and related components to U.S. home improvement retailers. Our other residential building products include patio doors, components for patio covers, and windows primarily used in the home improvement market.

Roof Drainage Products

We produce and distribute virtually every component of roof drainage systems and offer a complete product line, including aluminum, steel, copper and vinyl products.

Home Improvement Retailers.    We sell to all major home improvement retailers, which represent the largest customer type for sales of our roof drainage products.

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

Other Residential Products

We produce and distribute a wide range of other residential products including patio cover and awning systems, vinyl windows, patio doors and manufactured housing siding. These products are typically sold to holiday home and manufactured housing OEMs, home improvement contractors and distributors.

Replacement Vinyl Windows

We manufacture and sell vinyl windows for the residential replacement markets in the United States and United Kingdom. Vinyl windows require low maintenance and generally are more resistant to temperature than wood and aluminum. In the United States, we sell primarily to the high-end residential contractor market from manufacturing facilities in Woodland, California and Loveland, Colorado. Over recent years, vinyl window sales have eroded business from wood and aluminum. We also manufacture vinyl windows in the United Kingdom that we sell to the UK "holiday home" OEMs and home improvement retailers.

Lattice and Awning System Products

Lattice and awning systems are patio covers and shade structures that enhance outdoor living space. Each component is manufactured from structural aluminum alloys and finished in a variety of colors. This gives the products the appearance of wood with long-term durability. Our lattice and awning systems are sold to contractors and distributors and sales tend to be driven by general remodeling activity. These systems are manufactured in Romoland, California and distributed through two locations in California and Arizona. We believe that the versatility of this product line will provide us a growth opportunity by allowing us to modify these already successful products for use in other geographic locations.

Patio and French Doors

We manufacture and sell vinyl patio and French doors for UK home improvement retailers.

Commercial Products

We supply metal roofing, siding and accessories for a wide variety of commercial construction applications, including agricultural, industrial and architectural uses. The core products we sell to this end market include metal roofing and siding, along with numerous accessories such as ridge caps, ridge vents and corners used in commercial construction. In addition, we manufacture and sell specialty coated aluminum and steel products that are further fabricated by our commercial customers. We serve a variety of customers through a number of distribution channels including contractors, distributors and lumber yards.

Demand in the agricultural/rural market is driven by commercial construction trends in rural areas. In addition to increased volumes from overall market growth, we plan to grow our share in regions of North America where we have low penetration. We have not historically had a major presence in the industrial and architectural market, and we believe there is potential for increasing our market share by leveraging our product and manufacturing capabilities and our cost advantage.

Metal Roofing, Siding and Accessories ("MRS")

This end market's core products include fabricated metal roofing and siding panels, along with numerous accessories such as drip caps, ridge vents and corners. These products are used primarily for exterior walls and roofs. We also sell metal roofing panels directly to contractors for use in smaller commercial construction (e.g., schools and office buildings). In addition, we supply home improvement retailers with standard metal panels which are then sold to customers or contractors in the "Do-It-Yourself", or DIY, market.

MRS serves a highly fragmented market divided into two distinct market customer groups: the post frame market and the industrial/architectural market. Both markets are regional and characterized by high shipping costs and short lead times. Sales to the post frame group are made primarily through builders, distributors and contractors, and are driven by rural construction trends. Sales to the industrial/architectural customer group tend to be more customized with product characteristics often specified by architects.

Demand is largely driven by consumer confidence, interest rates, consumer disposable income, the strength of agricultural markets, consumer access to affordable financing and commercial construction trends. The agricultural market is highly fragmented and we compete against a number of smaller, mostly private companies.

Specialty Coated Metals

We manufacture and sell specialty coated aluminum and steel that is further fabricated by our commercial customers. We purchase coil from primary metal producers, which is then coated through a roll-coating painting process before being sold for further fabrication by customers. We primarily focus on niche products that have difficult technical and quality requirements such as rolled aluminum unique colors and patterns, advanced finishes and higher-end panels. The market for specialty painted coils is fragmented and diverse with demand driven primarily by commercial construction trends.

Recreational Vehicle Products

We manufacture and sell components for use in the production of RV exteriors to all major RV OEMs. These products include painted aluminum coils, roll formed aluminum panels and exterior wall panels (typically a fiberglass reinforced panel). Aluminum panels sold to our customers are initially painted at one of our coil coating lines, and are then either delivered directly to customers or further fabricated.

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

United States

We are a national supplier of exterior aluminum siding to the RV industry with multiple locations throughout the United States. We paint our coils internally, which we believe provides us with a cost advantage.

We also serve the U.S. RV exterior market, including all major, multi-location North American OEMs. Our two Indiana facilities are strategically located to service the market as a majority of all North American RVs are produced within Indiana. However, we are the only supplier with a network of locations producing aluminum siding outside of Indiana, providing us with a significant competitive advantage in servicing our customers on a national basis.

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

	Year Ended
	December 31, 2012	December 30, 2011	December 31, 2010
OEMs	24.2%	25.8%	24.8%
Home Improvement Retailers	21.7%	21.6%	21.8%
Industrial and Architectural Contractors	17.7%	18.3%	17.9%
Rural Contractors	17.2%	15.4%	15.1%
Distributors	10.9%	10.8%	11.6%
Home Improvement Contractors	4.3%	4.1%	4.7%
Manufactured Housing Producers	4.0%	4.0%	4.1%
	100.0%	100.0%	100.0%

We believe we have a diverse customer base, and our top ten customers, on a combined basis, represented approximately 32% of our 2012 net sales. In fiscal year 2012, our largest customer, The Home Depot®, accounted for approximately 13% of our net sales.

Original Equipment Manufacturers

We supply OEMs, such as RV, holiday home, manufactured housing and transportation industry manufacturers. Our principal OEM customers are described below:

Recreational Vehicle Manufacturers.    We supply various aluminum products to RV manufacturers in the United States and Europe including aluminum siding, roofing and accessories. In addition, we supply laminated aluminum and fiberglass panels to RV manufacturers.

Commercial Panel Manufacturers.    We sell painted aluminum coil to customers who produce commercial building panels. These panels become part of a total package of commercial building wall panels and facades.

Transportation Industry Manufacturers.    In addition to supplying RV manufacturers and commercial panel manufacturers, we also supply manufacturers in the transportation industry in Europe with windows, sunroofs, frames and various other components fabricated from aluminum extrusions.

Other Manufacturers.    We also use our decorative and coil coating capabilities for products supplied to producers of transport containers.

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

Home Improvement Contractors

We sell a variety of products, the most significant of which are raincarrying systems and vinyl replacement windows, to home improvement contractors. Other products sold to home improvement contractors include awnings, lattice systems, metal roofing, shower doors and patio and entrance doors. In the United States, we offer a full complement of vinyl replacement windows.

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

Raw Materials

Our main raw material purchases consist primarily of aluminum and steel, and, to a lesser extent, paint, glass, copper and vinyl. Aluminum and steel accounted for approximately 77% of our raw material costs for the year ended December 31, 2012. We sold approximately 170 million pounds of aluminum and 214 million pounds of steel during the year ended December 31, 2012. All of our raw materials are sourced from external suppliers who are located primarily in the United States and Europe. As one of the largest aluminum coil purchasers in the building products sector, we have enjoyed significant purchasing power which we believe has historically allowed for favorable pricing terms compared to our smaller competitors.

All of our raw material inputs are sourced from external suppliers. We purchase our steel and aluminum sheet requirements from several foreign and domestic aluminum and steel mills. We believe there is sufficient supply in the market place to competitively source all of our requirements without reliance on any particular supplier. To assure continuity of supply, we may negotiate contracts for minimum annual purchases of aluminum from several suppliers. Commitments for minimum annual purchases are typically at a market price. At December 31, 2012, we did not have any such minimum purchase commitments outstanding. In addition, to ensure a margin on specific customer orders, we may commit to purchase aluminum ingot or coil at a fixed market price for future delivery. At December 31, 2012, such fixed price purchase commitments were approximately $17.5 million.

Approximately 52% and 29% of our net sales in 2012 were derived from sales of aluminum and steel products, respectively. Both of these raw materials are subject to a high degree of volatility caused by, among other items, the relationship of world supply to world demand, the relationship of the U.S. dollar to other currencies, and the imposition of import and export tariffs. Historically, prices at which we sell aluminum and steel products tend to fluctuate with corresponding changes in the prices paid to suppliers for these raw materials. Supplier price increases and decreases are typically passed on to customers, but not always, due to competition and the market for alternative products. Accordingly, our net sales and margins attributable to aluminum and steel products may fluctuate, with little or no change in the volume of shipments. See "Item 1A. Risk Factors— Risks Related to Our Business—Our financial performance is affected by the prices of our key raw materials, particularly aluminum and steel. Price fluctuations relating to aluminum and steel could have a material adverse effect on our business, financial condition, results of operations, prospects and cash flows and limit our operating flexibility."

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

In the residential end market, which includes roof drainage products, our competitors in all three selling channels (home improvement retailers, distributors and contractors) are fragmented and only have regional distribution capabilities. Selected competitors include Gibraltar Industries, Spectra and Royal-Apex Manufacturing Company, Inc. The U.S. RV OEM end market is a small, concentrated industry with a handful of large-scale competitors including Foremost and Drew Industries. In Europe, the market is similarly concentrated with primary competitors being Hartal and Eltherington Group Ltd., to which we supply certain products. The commercial end-market includes the agricultural and industrial sectors. The agricultural market is extremely fragmented in the U.S. Our primary competitors are Metal Sales Manufacturing Corp., McElroy, Central States and Union Corrugating. In the architectural market, which is also highly fragmented, CENTRIA Architectural Systems, Metal Sales Manufacturing Corp., NCI and Peterson Aluminum Corporation are our principal competitors. In the industrial market, particularly in Europe, we occasionally compete with vertically integrated aluminum mills such as Novelis Inc., Hydro Aluminum, Alcoa and Hulett.

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

We are not currently conducting any investigation or remediation of contamination at facilities we own or operate. Potential liabilities of this kind are not subject to indemnification by Alumax. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish or adjust our reserve for our projected share of these costs. As of December 31, 2012, we had no reserves recorded for environmental matters, as we believe any potential liability is both remote and not reasonably estimable. However, the estimation of environmental liabilities is subject to uncertainties, including the scope and nature of contamination conditions, the success of remediation technologies being employed, new or changes to environmental laws, regulations or policies, future findings of investigation or remediation actions, alteration to expected remediation plans, or the number, financial condition and cooperation of other potentially responsible parties. In the event that we are responsible for environmental cleanup costs, any actual liabilities that exceed our reserves may have a material and adverse effect on our financial condition and, in particular, our earnings. In addition, we may incur significant liabilities under cleanup laws and regulations in connection with environmental conditions currently unknown to us relating to our existing, prior, or future sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired.

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

Employees

As of December 31, 2012 we had approximately 1,995 employees, of which approximately 691 (35%) are employed in Europe and approximately 1,304 (65%) are employed in the United States and Canada. Of these employees, approximately 33% are salaried and 67% are hourly employees.

As of December 31, 2012, approximately 9.1% of our labor force is represented by collective bargaining agreements and an additional 26.7% of our labor force is represented by works councils.

We are not a party to any material pending labor proceedings and believe that our relationship with employees is good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed with or furnished to the SEC under Section 13(a) or 15(b) of the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act, will be available free of charge on the SEC's website at www.sec.gov and on our website at www.euramax.com, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. The information on our website is not incorporated into our SEC filings.

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

Demand for many of our products is cyclical in nature. Because the ultimate end users of our products are most typically individuals electing whether to make discretionary expenditures, our results are affected by various macroeconomic trends which affect consumer confidence and access to financing. Sales of our residential building products for repair, remodel and replacement applications depend upon the availability of home equity and consumer financing, low interest rates, the turnover and aging of housing stock, wear and tear, weather damage and consumer sentiment. Sales of our commercial building products are affected by consumer confidence, interest rates, consumer disposable income, the strength of agricultural markets, consumer access to affordable financing and commercial construction trends. Demand for our RV products is driven by trends in disposable income, interest rates and general economic conditions, as well as demographic trends relating to consumers in the 55 through 74 year old age group, who constitute a significant source of demand for RV products. Demand for RV products can also be affected by gasoline prices. Adverse trends in these and other cyclical factors are likely to materially reduce demand for and sales of our products. Moreover, simultaneous declines in multiple end markets could have a material adverse effect on our business, financial condition, results of operations, prospects and cash flows.

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

Beginning in the fall of 2008 and continuing through 2009 and into 2012, the global economy entered a financial crisis and severe global recession, which materially and adversely impacted our business and the businesses of our customers. Volatile capital and credit markets, declining business and consumer confidence and increased unemployment precipitated a continuing economic slowdown. The economic slowdown decreased demand for the products offered by our customers, resulting in decreased sales volumes and reduced earnings. The severe downturn affected all of our end markets, ultimately required us to restructure our debt in June 2009 and caused our then-existing equity holders to lose the full value of their investment. Part of our business strategy anticipates recovery in the residential repair and remodel, commercial construction and RV markets; however, there can be no assurances that a recovery in any of these markets will occur as anticipated. Economic weakness could continue or worsen, as has occurred in the United States and in certain regions of Europe due to concerns over the fiscal and monetary situation in a number of countries. The impact of this and the impact of the current crisis in Europe with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations is inherently unpredictable and could have a material adverse effect on the U.S. and global financial markets and economic conditions. There can be no assurance that governmental or other measures to aid economic recovery, including economic stimulus legislation, will be effective or that our sales volumes will increase or stabilize in the future. There can also be no assurance that the conditions that affected us beginning in the fall of 2008 and during 2009 will not recur or worsen. Continued adverse economic conditions could have a material adverse effect on our business, financial condition, results of operations, prospects and cash flows.

A decline in our relations with our key customers or the amount of products they purchase from us could materially adversely affect our business, financial position, results of operations, prospects and cash flows.

Our business depends on our ability to maintain positive relations with our key customers. In 2012, our largest customer, The Home Depot®, accounted for approximately 13% of our net sales and our top ten customers combined accounted for approximately 32% of our net sales. Although we have established and maintain significant long-term relationships with our key customers, we cannot assure you that all of these relationships will continue or will not diminish. In addition, we generally do not enter into long-term contracts with our customers and they generally do not have an obligation to purchase products from us. The loss of, or a diminution in, our relationship with any of our largest customers would have a material adverse effect on us. In addition, the loss of any of our largest customers in any of our business segments could have a material adverse effect on the results of operations of that segment.

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

The manufacture of our products requires substantial amounts of raw materials, which consist principally of aluminum and steel and, to a lesser extent, paint, glass, copper and vinyl. Approximately 77% of our raw material costs in 2012 consisted of the cost of aluminum and steel. Our manufacturing operations and our financial performance is affected to a substantial extent by the market prices for these raw materials.

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

Where changes in aluminum and steel prices are passed through to our customers, increases or decreases in aluminum and steel prices will cause corresponding increases and decreases in reported net sales, causing fluctuations in reported revenues that are unrelated to our level of business activity. For example, our results during 2012 and 2011 were significantly affected by fluctuations in aluminum and steel prices. Accordingly, any change in the price of aluminum and/or steel could have a material adverse effect on our business, financial condition, results of operations, prospects and cash flows.

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

We are not currently conducting any investigation or remediation of contamination at facilities we own or operate. Potential liabilities of this kind are not subject to indemnification by Alumax. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish or adjust our reserve for our projected share of these costs. As of December 31, 2012, we had no reserves recorded for environmental matters, as we believe any potential liability is both remote and not reasonably estimable. However, the estimation of environmental liabilities is subject to uncertainties, including the scope and nature of contamination conditions, the success of remediation technologies being employed, new or changes to environmental laws, regulations or policies, future findings of investigation or remediation actions, alteration to expected remediation plans, or the number, financial condition and cooperation of other potentially responsible parties. In the event we are responsible for environmental costs, any actual liabilities that exceed our reserves may have a material and adverse effect on our financial condition and, in particular, our earnings. In addition, we may incur significant liabilities in connection with environmental conditions currently unknown to us relating to our existing, prior, or future sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired. See "Item 1. Business—Environmental, Health and Safety Matters."

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

We are, and will continue to be, subject to financial, political, economic and business risks in connection with our non-U.S. operations. In 2012, 33% of our net sales were made outside of the United States, and as of December 31, 2012, we operated seven manufacturing and distribution facilities in Europe and one in Canada. Doing business in foreign countries entails certain risks, including, but not limited to:

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

We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In the year ended December 31, 2012, we used three functional currencies in addition to the U.S. dollar and derived approximately 33% of our net sales from operations outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate net sales, net income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net sales, operating income and the value of balance sheet items, including intercompany assets and obligations. Weaker foreign currencies, particularly the euro and British pound, had a significant impact on our cost of goods sold during 2012. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. However, we cannot assure you that fluctuations in foreign currency exchange rates, particularly the U.S. dollar against major currencies, such as the Euro, the Pound Sterling, the Canadian Dollar, or the currencies of large developing countries, would not materially adversely affect our financial results.

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

As of December 31, 2012, approximately 9.1% of our employees were represented by unions, an additional approximately 26.7% were represented by similar bodies (e.g., works councils) and we were a party to five collective bargaining agreements. While we believe that our relations with our employees are good, our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages, labor disturbances or other slowdowns by the affected workers. If our union-represented employees were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, or the terms and conditions in our labor agreements were to be renegotiated in an adverse manner, we could experience significant disruption of our operations, which would cause higher ongoing labor costs and impact our ability to satisfy our customers' requirements. Any such cost increases, stoppages or disturbances could materially and adversely affect our business, financial condition, results of operations, prospects and cash flows by limiting plant production, sales volumes and profitability. See "Item 1. Business—Employees."

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

As a result of applying the purchase method of accounting in connection with our acquisition in 2005 and other acquisitions we have made in the past, we have a significant amount of goodwill and other intangible assets on our balance sheet. As of December 31, 2012 and December 30, 2011, $261.4 million and $274.5 million, respectively, of goodwill and other intangible assets remain recorded on our balance sheet. In accordance with GAAP, we test goodwill for impairment annually on the first day of our fourth quarter, or more frequently if events or circumstances indicate the potential for impairment. Such reviews could result in an earnings charge for the impairment of goodwill, and any such charge could be material. Accordingly, our net income could be reduced even though there would be no impact on our underlying cash flow. Furthermore, in accordance with the purchase accounting method, the excess of the cost of purchased assets over the fair value of such assets is assigned to intangible assets and is amortized over a period of time. The amortization expense associated with our intangible assets will have a negative effect on our future reported earnings. Many other companies, including many of our competitors, may not have the significant acquired intangible assets that we have because they have not participated in recent acquisitions and business combination transactions similar to ours. Thus, our reported earnings may be more negatively affected by the amortization of intangible assets than the reported earnings of these companies will be.

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

We have a substantial amount of indebtedness, which requires significant interest and principal payments. As of December 31, 2012, we had total indebtedness of approximately $516.7 million, including $375.0 million of 9.50% Senior Secured Note due 2016, which we refer to as Notes which were issued by Euramax International Inc. and guaranteed by Euramax Holdings, $123.2 million under a senior unsecured loan facility, which we refer to as the Senior Unsecured Loan Facility, and $18.5 million drawn under the Amended and Restated Senior Secured Revolving Credit and Guaranty Agreement which we refer to as the ABL Credit Facility, as well as additional borrowing availability of $32.7 million under the ABL Credit Facility. Subject to the restrictions contained in the indenture governing the Notes, the Senior Unsecured Loan Facility, the ABL Credit Facility and any debt instruments we may enter into in the future, we or our subsidiaries may incur significant additional indebtedness in the future to finance capital expenditures, investments or acquisitions, or for other general corporate purposes.

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

The ABL Credit Facility is subject to variable rates of interest and exposes us to interest rate risk. Our variable rate indebtedness is also subject to minimum rates of interest that limit the potential benefit of any decrease in variable rates. If interest rates exceed the minimum rates payable on our debt, our debt service obligations on the variable rate indebtedness would increase, resulting in a reduction of our net income, even though the amount borrowed remained the same. As of December 31, 2012, we had total indebtedness of approximately $516.7 million. Based on this amount of indebtedness, if interest rates remained at December 31, 2012 levels, our annualized cash interest expense would be approximately $51.4 million (subject to increase in the event interest rates rise). A 1% increase in the interest rate on our indebtedness would increase our annual interest expense to approximately $56.6 million, prior to any consideration of the impact of minimum interest rates on our indebtedness.

Instability and volatility in the capital and credit markets could have a negative impact on our business, financial condition, results of operations and cash flows.

The capital and credit markets have experienced volatility and disruption in 2012, 2011 and 2010. Our business, financial condition, results of operations, prospects and cash flows could be negatively impacted by the difficult conditions and volatility in the capital, credit and commodities markets and in the global economy. Difficult conditions in these markets and the overall economy affect us in a number of ways. For example:

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

The Notes are not guaranteed by certain of our current and future subsidiaries, including our non-U.S. subsidiaries. Accordingly, claims of holders of the Notes are structurally subordinated to all indebtedness and the claims of creditors of any non-guarantor subsidiaries, including trade creditors. All indebtedness and obligations of any non-guarantor subsidiaries will have to be satisfied before any of the assets of such subsidiaries would be available for distribution upon liquidation or otherwise, to Euramax International or a guarantor of the Notes. The indenture governing the Notes permits these non-guarantor subsidiaries to incur certain additional debt, including secured debt, and does not limit their ability to incur other liabilities that are not considered indebtedness under the indenture. For the year ended December 31, 2012, our non-guarantor subsidiaries represented approximately 33.7% of our net sales and 9.0% of our operating income. In addition, as of December 31, 2012, our non-guarantor subsidiaries held approximately 48.4% of our consolidated assets and approximately $58.1 million of liabilities (including trade payables), to which the Notes and the guarantees were structurally subordinated.

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

The security interests and liens for the benefit of holders of the Notes may be released without such holders' consent in specified circumstances. In particular, the security documents governing the Notes and the ABL Credit Facility generally provide for an automatic release of all second priority liens for the benefit of the holders of the Notes upon the release of any first priority lien on any asset that secures the ABL Credit Facility on a first-priority basis in accordance with the ABL Credit Facility. As a result, the Notes may not continue to be secured by a substantial portion of our accounts receivable and inventory. In addition, the capital stock and other securities of any current and future subsidiary will be excluded from the collateral to the extent liens thereon would trigger reporting obligations under Rule 3-16 of Regulation S-X, which requires financial statements from any company whose securities are collateral if its book value or market value, whichever is greater, would exceed 20% of the principal amount of the notes secured thereby. As of December 31, 2012, we believe the securities of our Dutch subsidiary holding company would exceed this 20% threshold. Accordingly, a portion of its securities are excluded from the collateral.

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

As of December 31, 2012, we had $375.0 million of Notes outstanding, $123.2 million million outstanding under the Senior Unsecured Loan Facility, and $18.5 million of indebtedness outstanding under the ABL Credit Facility, with approximately $32.7 million of additional availability is secured by first-priority liens on the ABL Collateral. In addition, under the terms of the indenture governing the Notes, we may incur additional indebtedness and grant certain additional liens on any property or asset that constitutes ABL Collateral on a first priority basis. Any grant of additional liens on the ABL Collateral, in which the Notes have a second-priority lien, would further dilute the value of such liens.

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

Our principal executive office and headquarters is located in Norcross, Georgia, in a leased facility. As of December 31, 2012, we owned or leased 32 facilities in the U.S., one in Canada and seven in Europe of which 19 facilities were owned and 21 were leased. We believe that our facilities, taken as a whole, have adequate productive capacity and sufficient manufacturing equipment to conduct business at levels meeting current demand. Our broad U.S. and Western European network is well maintained and our sites are located to optimize customer service, market requirements, distribution capability and freight costs. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire additional facilities and/or dispose of existing facilities.

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

The following data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data.” The statement of operations data for the years ended December 31, 2012, December 30, 2011 and December 31, 2010, and the balance sheet data as of December 31, 2012 and December 30, 2011, are derived from the audited financial statements included elsewhere in this report. The statement of operations data for the years ended December 25, 2009 and December 26, 2008 and the balance sheet data as of December 31, 2010, December 25, 2009 and December 26, 2008 are derived from audited financial statements not included herein. Historical results are not necessarily indicative of results to be expected in the future.

	As of and for the Year Ended (1)
	December 31, 2012	December 30, 2011	December 31, 2010	December 25, 2009	December 26, 2008

	(in thousands)
Statement of Operations Data:
Net sales	$837,140	$933,678	$883,700	$812,055	$1,173,493
Cost of goods sold (excluding depreciation and amortization)	701,045	785,165	732,451	675,126	1,009,392
Gross profit	136,095	148,513	151,249	136,929	164,101
Selling and general (excluding depreciation and amortization)	83,492	91,421	90,642	83,896	108,499
Depreciation and amortization	34,784	37,194	38,700	39,721	55,348
Other operating charges	6,425	8,404	2,939	6,707	2,109
Multiemployer pension withdrawal	39	1,200	—	—	—
Debt restructuring and forbearance expenses	—	—	—	14,506	3,798
Goodwill and other impairments	—	—	—	3,516	401,376
Income (loss) from operations	11,355	10,294	18,968	(11,417)	(407,029)
Interest expense	(54,858)	(55,579)	(68,333)	(84,204)	(109,527)
Gain on extinguishment of debt	—	—	—	8,723	—
Other income (loss), net	5,012	(14,117)	(3,484)	1,303	(22,716)
Loss from continuing operations before income taxes	(38,491)	(59,402)	(52,849)	(85,595)	(539,272)
(Benefit) provision for income taxes	(1,723)	3,315	(14,461)	(1,297)	(61,078)
Loss from continuing operations	(36,768)	(62,717)	(38,388)	(84,298)	(478,194)
Loss from discontinued operations, net of tax	—	—	(152)	(1,330)	(22,413)
Net loss	$(36,768)	$(62,717)	$(38,540)	$(85,628)	$(500,607)
Balance Sheet Data:
Cash and cash equivalents	$10,024	$14,327	$24,902	$69,944	$48,658
Working capital	84,003	90,365	120,476	163,393	167,849
Total assets	594,422	619,246	666,890	758,626	841,966
Total debt, including current portion (2)	516,674	507,988	503,169	525,319	884,740
Total shareholders' (deficit) equity	(85,992)	(53,293)	9,831	47,060	(259,282)
_______________________________________

(1)
Our fiscal years have historically ended on the last Friday in December of each calendar year. Beginning in 2012, our fiscal year will end on December 31, regardless of the day of the week on which it falls. Our fiscal years ended December 31, 2012, December 30, 2011, December 25, 2009 and December 26, 2008 are based on a 52 week period. Our fiscal year ended December 31, 2010 is based on a 53 week fiscal year.

(2)	As of December 26, 2008, total debt included a current portion of $34.6 million. In the subsequent years, there were no current maturities of long-term debt.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this report. In addition to historical information, this discussion may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, those described in this report under "Item 1A, Risk Factors.” Future results could differ materially from those discussed below. See “Cautionary Statement Regarding Forward-Looking Statements” in Item 1A above. Historically, we operated on a 52 or 53 week fiscal year ending on the last Friday in December. Beginning in 2012, our fiscal year will end on December 31 regardless of the day of the week. Our fiscal years consisted of 52 weeks for the years ended December 31, 2012 and December 30, 2011 and 53 weeks for the year ended December 31, 2010.

Our MD&A includes the following sections:

•	Overview and Executive Summary provides an overview of our business.

•	Results of Operations provides an analysis of our financial performance and results of operations for fiscal 2012 compared to fiscal 2011 and fiscal 2011 compared to fiscal 2010.

•	Liquidity and Capital Resources provides an overview of our financing, capital expenditures, cash flows and contractual obligations.

•	Critical Accounting Policies provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.

•	Recently Issued Accounting Standards provides a brief description of significant accounting standards which were issued during the periods presented.

Overview and Executive Summary

We are a leading international producer of metal and vinyl products sold to building products and recreational vehicle (RV) markets primarily in North America and Europe. We are a leader in several niche product categories, including preformed roof-drainage products sold in the U.S., metal roofing and siding for post frame construction in the U.S., and aluminum siding for towable RVs in the U.S. and Europe. Sales to the building products and RV markets accounted for approximately 74% and 13% of our 2012 net sales, respectively.

Our customers are located predominantly throughout North America and Europe and include distributors, contractors and home improvement retailers, as well as RV, transportation and other original equipment manufacturers, or OEMs. We have extensive in-house manufacturing and distribution capabilities for our more than 10,000 unique products and operate through a network of 40 facilities, consisting of 32 in the U.S., one in Canada and seven in Europe. We have over 50 years of experience manufacturing building products and RV exterior components, including our time as a division of our former parent, Alumax Inc., or Alumax, a fully integrated aluminum producer acquired by Alcoa Inc. in 1998. We have operated as an independent company since 1996 when our division was acquired in a management-led buyout.

In 2012, we completed the acquisition of Cleveland Tubing, Inc. ("CTI") for approximately $6.4 million. CTI is a developer and manufacturer of corrugated plastic products, including collapsible and flexible specialty drainage products, sold through our U.S. Residential Products Segment. The results of operations for CTI have been included in the Company’s condensed consolidated financial statements as of and from the date of the acquisition. This small but strategic acquisition provides the Company manufacturing expertise in our Residential Product Segment and expands our product offering to our existing customer base.

In 2011, we completed a refinancing of our long-term debt through the issuance of $375 million of 9.50% Senior Secured Notes due 2016 (the "Notes") and entered into a $125.0 million Senior Unsecured Loan Facility. The proceeds of these financings, together with cash on hand and borrowings under the ABL Credit Facility, were used to repay the then-existing First Lien Credit Facility in full. This refinancing significantly improved our capital structure by relieving the Company of restrictive financial covenants, reducing interest costs, and extending maturities. The Company's liquidity remains strong despite the continuing lower end market demand environment in the U.S. and economic malaise in Europe. As of December 31, 2012, availability under the Company's ABL Credit Facility totaled approximately $32.7 million with an additional €15 million of available borrowings under the Company's Dutch Revolving Credit Facility.

On March 25, 2013 the ABL Credit Facility was amended to, among other items, (i) extend the maturity date to January 1, 2016, (ii) reduce the Minimum Excess Availability Reserve to $1.0 million from 20% of outstanding borrowings, and (iii) reduce the excess availability threshold from 15% to 12.5%. In the event excess availability falls below the 12.5% threshold, Euramax would be required to meet, for the period from the amendment date to November 30, 2013, a Minimum Consolidated Adjusted EBITDA of $55 million, and after November 30, 2013, a Minimum Consolidated Fixed Charge Coverage Ratio of 1:15 to 1:00.

Net sales and operating income totaled approximately $837.1 million and $11.4 million respectively, for the year ended December 31, 2012. For the year ended December 30, 2011 net sales and operating income were approximately $933.7 million and $10.3 million, respectively.

Our operating performance is primarily affected by the strength of demand for residential and commercial building materials as well as, to a lesser extent, recreational vehicles in the United States and Western Europe. Demand from the end markets we serve is influenced by macroeconomic trends which affect consumer confidence, access to financing, levels of commercial construction, and levels of residential repair and remodel activities. Our 2012 financial results were highlighted by a $1.1 million increase in operating income driven by meaningful improvement from our U.S. segments. Despite a continuation of relatively soft market demand and the negative impact of severe drought conditions in 2012, operating income for our U.S. segments improved $6.8 million, or 47.6%. Improvement resulted from modest recovery in end market demand in our commercial construction, RV, and transportation markets and operational initiatives to rationalize facilities, pursue production efficiency gains, and achieve procurement savings. Our European operations continued to be negatively impacted by the economic challenges in Europe, which significantly impacted demand in our end markets in 2012. In addition to our continued emphasis on products and business development, we continue to pursue organizational initiatives in Europe to reduce operating costs and improve efficiency in response to the current economic climate. We expect these European initiatives, combined with the improvement in our U.S. operating results, will contribute to higher levels of operating performance as markets recover.

Over 30% of our net sales were derived from markets outside of the U.S. As a result, our operating results, financial position and cash flows are subject to fluctuations in the value of foreign currencies, primarily the euro and British pound sterling, relative to the U.S. dollar. Accordingly, changes in the components of our operating results, financial position and cash flows may occur between periods by amounts that are disproportionate to changes valued in the local currencies of our operations. In 2012, weakening of the euro and British pound sterling relative to the U.S. dollar reduced net sales approximately $16.8 million or 5.1% of our 2011 net sales in Europe.

Our operating performance is also subject to volatility in the price of our primary raw materials, aluminum and steel. These raw materials account for approximately 77% of our cost of sales. Changes in the cost of these raw materials are generally reflected in the selling prices for our products. Accordingly, fluctuations in our net sales and cost of sales may not be indicative of changes in the volume of products sold. In 2012, our net sales declined approximately $26.0 million as a result of lower selling prices driven by declining aluminum and steel costs.

In 2012, we continued ongoing initiatives to rationalize our manufacturing and distribution foot print and to achieve production efficiency gains and procurement savings. These initiatives, while undertaken in response to continued relative softness in our demand, are expected to contribute to higher levels of operating performance as markets recover. As a result of these initiatives, we were able to achieve an increase in operating income in the current year, despite an overall decline in net sales. Despite the challenges that continue to face our end markets, we believe we are well positioned to benefit from operational efficiencies gained from our restructuring activities, financial flexibility obtained from our debt refinancing, and our commitment to business development activities.

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

Our sales volumes have historically been higher in the second and third quarters due to the seasonal demand of the building products markets we serve. Our working capital needs have been at their highest during these periods as well. See "Item 1A. Risk Factors—Risks Related to Our Business—Our business is subject to seasonality, with our highest sales volumes historically occurring during our second and third quarters."

The following table sets forth our statements of operations data expressed as a percentage of net sales for the years ended December 31, 2012, December 30, 2011 and December 31, 2010:

	Year Ended
	December 31, 2012	December 30, 2011	December 31, 2010
Statement of Earnings Data:
Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	83.7%	84.1%	82.9%
Selling and general (excluding depreciation and amortization)	10.0%	9.8%	10.3%
Depreciation and amortization	4.2%	4.0%	4.4%
Other operating charges	0.8%	0.9%	0.3%
Multiemployer pension withdrawal	—%	0.1%	—%
Income from operations	1.3%	1.1%	2.1%
Interest expense	(6.6)%	(6.0)%	(7.7)%
Other income (loss), net	0.6%	(1.5)%	(0.4)%
Loss from continuing operations before income taxes	(4.7)%	(6.4)%	(6.0)%
(Benefit) provision for income taxes	(0.2)%	0.4%	(1.6)%
Loss from continuing operations	(4.5)%	(6.8)%	(4.4)%
Loss from discontinued operations, net of tax	—%	—%	—%
Net loss	(4.5)%	(6.8)%	(4.4)%

Year Ended December 31, 2012 Compared to the Year Ended December 30, 2011.

The following table sets forth net sales and income (loss) from operations data by segment for the years ended December 31, 2012 and December 30, 2011:

	Net Sales			Income (Loss) from Operations
	Year Ended			Year Ended
	December 31, 2012	December 30, 2011	Increase (Decrease)	December 31, 2012	December 30, 2011	Increase (Decrease)
	(dollars in millions)
U.S. Residential Products	$281.1	$305.4	(8.0)%	$22.5	$18.2	23.6%
U.S. Commercial Products	292.3	301.3	(3.0)%	(1.4)	(3.9)	64.1%
European Roll Coated Aluminum	196.1	243.5	(19.5)%	9.2	13.6	(32.4)%
European Engineered Products	67.6	83.5	(19.0)%	(6.6)	(2.0)	(230.0)%
Other Non-Allocated	—	—	—	(12.3)	(15.6)	21.2%
Totals	$837.1	$933.7	(10.3)%	$11.4	$10.3	10.7%

Net Sales.    Net sales includes revenue recognized from the sales of our products less provisions for returns, allowances, rebates and discounts. Our net sales declined $(96.6) million, or (10.3)%, to $837.1 million in 2012 compared to $933.7 million in 2011. The economic crisis in Europe significantly impacted demand in our end markets in 2012. Many architectural and industrial projects were delayed or curtailed. In addition, low consumer confidence and economic uncertainty negatively impacted the RV and transportation markets. In the U.S., modest recovery was evident in an overall increase in demand from customers served by our Commercial Products segment; however, demand in our U.S. Residential Products segment was negatively impacted by severe drought conditions. Net sales were also negatively impacted by lower selling prices necessitated by decreases in aluminum and steel raw material costs. Weaker foreign currencies, primarily the euro and British pound sterling, reduced net sales by approximately $16.8 million compared to 2011.

Total net sales for our U.S. segments declined $(33.3) million, or (5.5)%, to $573.4 million in 2012 from $606.7 million in 2011. Sales price decreases necessitated by lower aluminum and steel raw material costs resulted in net sales declines of approximately $26.0 million. Demand in our U.S. Residential Products segment was also negatively impacted by severe drought conditions and a mild winter during 2012. These net sales declines were partially offset by increased demand in certain of our U.S. Commercial Product markets during the current year.

Net sales of our U.S. Residential Products segment declined $(24.3) million, or (8.0)%, to $281.1 million in 2012 from $305.4 million in 2011. Demand from home centers and distributors in our U.S. Residential Products segment was negatively impacted by mild winter weather in the first quarter of 2012 followed by severe drought conditions throughout much of the United States. We believe the mild winter, with low levels of snow accumulation, and fewer severe storms resulted in fewer damaged roof drainage systems, affecting demand for our residential products. Demand from contractors for our vinyl windows and patio enclosures also declined reflecting broader trends in residential repair and remodeling activities. Net sales were also negatively impacted by price decreases necessitated by lower aluminum and other raw material costs. We estimate these price decreases resulted in an approximate 4.5% decline in net sales for the full year.

Net sales of our U.S. Commercial Products segment declined $(9.0) million, or (3.0)%, to $292.3 million in 2012 from $301.3 million in 2011. Net sales declines in our U.S. Commercial Products Segment were primarily due to lower selling prices resulting from a decline in raw material costs. We estimate that declining steel prices reduced net sales by approximately 4.1% compared to the prior year. This decline was partially offset by an increase in demand for roofing and siding sold in the post frame construction markets. Demand for products sold to original equipment manufacturers in the RV and transportation markets also increased. These increases in net sales were offset by lower demand from distributors for specialty coated aluminum coil and declines in sales volumes of RV doors as a result of our decision to exit the U.S. RV door product line during the first quarter of 2012.

Total net sales for our European segments declined $(63.3) million, or (19.4)%, to $263.7 million in 2012 from $327.0 million in 2011. Net sales declines were primarily the result of weakening demand as a result of continuing economic uncertainty throughout Europe. The economic crisis resulted in the delay of architectural and industrial projects and lower consumer confidence resulted in declining demand for holiday home and caravan production throughout Europe. Weaker foreign currencies, primarily the euro and British pound sterling, reduced net sales approximately $16.8 million compared to 2011.

Net sales of our European Roll Coated Aluminum segment declined $(47.4) million, or (19.5)% , to $196.1 million in 2012 from $243.5 million in 2011. The decline in net sales was primarily due to lower demand for specialty coated coil and panels used in architectural and industrial projects and for specialty coated coils and panels sold to OEMs in the RV and transportation markets. Demand in these markets was negatively impacted by the continuing economic crisis in Europe which has resulted in delays in architectural and other large scale projects as a result of economic uncertainty. Weaker foreign currencies, primarily the euro and British pound sterling, reduced net sales approximately $13.4 million compared to 2011.

Net sales of our European Engineered Products segment declined $(15.9) million, or (19.0)%, to $67.6 million in 2012 from $83.5 million in 2011. Demand in this segment was negatively impacted by the continuing economic crisis in Europe. Specifically, declines in net sales were primarily the result of lower demand for residential windows, doors and shower enclosures sold to distributors and factory built holiday home manufacturers in the United Kingdom. These declines reflect lower levels of holiday home production and consumer spending in the UK markets. Declines in demand for engineered components sold to suppliers in the transportation market also negatively impacted sales in the current year. Weaker foreign currencies, primarily the euro and British pound sterling, reduced net sales approximately $3.4 million compared to 2011.

Cost of Goods Sold.    Cost of goods sold includes the cost of raw materials, manufacturing labor, packaging, utilities, freight, maintenance and other elements of manufacturing overhead. Cost of goods sold declined $(84.2) million, or (10.7)%, to $701.0 million in 2012 from $785.2 million in 2011. The decline in cost of goods sold is primarily related to volume declines in our European segments and in our US Residential Products segment. Declines in aluminum and steel raw material costs in our U.S. segments in 2012 also resulted in an approximate $14.9 million decline in costs of goods sold. Weaker foreign currencies, primarily the euro and British pound sterling, reduced cost of goods sold approximately $14.0 million compared to 2011.

Selling and General.    Selling and general expenses include salaries, benefits, incentive compensation, insurance, travel and entertainment and other administrative costs. Selling and general expenses declined $(7.9) million, or (8.6)%, to $83.5 million in 2012 from $91.4 million in 2011. The consolidation of operations at multiple U.S. plant locations during 2012 and 2011, the simplification of our U.S. organizational structure, and restructuring and cost saving initiatives in Europe resulted in an overall reduction in selling and general costs in 2012. Weaker foreign currencies, primarily the euro and British pound sterling, reduced selling and general expenses approximately $1.4 million compared to 2011.

Other Operating Charges. Other operating charges includes costs related to restructuring initiatives including facility closures, relocation, severance, and acquisition costs. Other operating charges in 2012 decreased $(2.0) million to $6.4 million in 2011 from $8.4 million in 2011.
In 2012, other operating charges includes $5.1 million related to cost savings and restructuring initiatives including facility closures, relocation, and severance costs intended to reduce overhead and streamline operations in our U.S. and European segments. Approximately $1.0 million of tax consulting and legal and professional fees were incurred related to the Company's North America reorganization. The remaining $0.3 million is related to the acquisition of Cleveland Tubing, Inc. in the third quarter of 2012.
In 2011, other operating charges included $4.1 million related to restructuring initiatives including facility closures, relocation, and severance costs intended to reduce overhead and streamline operations. Approximately $2.9 million of tax consulting and legal and professional fees were incurred related to our debt refinancing, registration of our Senior Secured Notes with the SEC and other capital market activities. As a result of these initiatives we removed restrictive financial covenants, significantly reduced interest costs, and provided extended maturity dates. The remaining $1.2 million represents tax consulting and legal and professional fees related to the restructuring and simplification of our legal entity structure in Europe.
Multiemployer Pension Withdrawal Expense.    In the second quarter of 2011, we recorded a $1.2 million charge in our U.S. Residential Products segment for liabilities associated with the early withdrawal from a multiemployer pension plan covering hourly employees in our Romeoville, IL facility. The liability represents the present value of future payments for our proportionate share of unfunded vested benefits under the multiemployer plan. The Company received notification of the final assessment of the withdrawal liability from the plan trustee in July 2012. The total withdrawal liability was determined to be $1.2 million. This liability will be settled over a 20 year period.

Depreciation and Amortization.    Depreciation and amortization declined $2.4 million, or 6.5%, to $34.8 million in 2012 from $37.2 million in 2011. The decline resulted from an increase in the amount of assets that have become fully depreciated.

Income (Loss) From Operations.    As a result of the aforementioned items, our income from operations was $11.4 million for 2012, compared to $10.3 million for 2011.

Income from operations of our U.S. Residential Products segment improved $4.3 million to income of $22.5 million for 2012 from $18.2 million for 2011. Despite declining sales volumes and lower selling prices in 2012, we were able to achieve significant improvements in income from operations in our U.S. Residential Products segment. This improvement is primarily the result of lower selling and general costs due to the consolidation of plant locations and the simplification of our U.S. operating structure late in 2011 and continuing in the current year. Income from operations also improved approximately $1.2 million as a result of charges recorded in 2011 related to the early withdrawal from a multiemployer pension plan, as no significant similar charges were incurred during 2012. Other operating charges, primarily non-recurring costs related to plant closures and other cost saving initiatives, also declined approximately $0.4 million from $1.0 million in 2011 to $0.6 million in 2012.

Income (loss) from operations of our U.S. Commercial Products segment improved $2.5 million to a loss of $(1.4) million for 2012 from a loss of $(3.9) million in 2011. This increase is primarily related to higher sales volumes in the post frame construction markets and improved margins and sales volumes in the RV and transportation markets. Organizational initiatives to simplify the U.S. operating structure and consolidate operations at certain plant locations during 2011 also contributed to the improvement in operating income in 2012. Other operating charges in 2012 totaled approximately $0.3 compared to approximately $0.9 million in 2011. Other operating charges were primarily related to our North America reorganization.

Income (loss) from operations of our European Roll Coated Aluminum segment declined $(4.4) million to income of $9.2 million for 2012 from income of $13.6 million for 2011. Lower sales volumes were the primary driver of the decline in operating income in the current year. Income from operations in 2012 were also negatively impacted by approximately $0.7 million of other operating charges in 2012, primarily related to severance and other expenses incurred to streamline operations and adjust to the continuing economic environment in Europe.

Income (loss) from operations of our European Engineered Products segment declined $(4.6) million to a loss of $(6.6) million for 2012 from a loss of $(2.0) million for 2011. Income (loss) from operations included approximately $3.2 million of severance and relocation costs related to the Company's decision to consolidate three operating facilities in the U.K. into one operating facility. The Company expects to complete the consolidation during the first quarter of 2013. The remaining decline was primarily due to lower sales volumes in this segment offset by slightly lower labor and overhead costs and selling and general expenses.

Interest Expense.    Interest expense declined $0.7 million, or 1.3%, to $54.9 million in 2012 from $55.6 million in 2011. The decline in interest expense is primarily due to the Company's issuance off new debt on March 18, 2011. The Company issued new senior secured notes at an interest rate of 9.50% and senior unsecured notes at an interest rate of 12.25% with the proceeds used to settle outstanding amounts under the Company's then-existing First Lien Credit Facility, which carried a higher rate of interest. Accordingly, the Company's interest expense for the first quarter of 2011 was higher compared to the first quarter of 2012.

Other Income (Loss), Net.    Other income (loss), net includes translation gains and losses on intercompany obligations, gains and losses on asset disposals, interest income and other income or expense items of a non-operating nature.

Other income (loss), net in 2012 of $5.0 million included translation gains of $4.9 million on intercompany obligations and a $0.5 million gain on the sale of the Elkhart facility and related assets. These gains were partially offset by a $0.3 million loss recognized on the Company's forward foreign exchange contracts.

Other income (loss), net in 2011 of $(14.1) million primarily included translation losses of $(13.0) million on intercompany obligations and $(1.5) million related to the extinguishment of indebtedness under the First Lien Credit Facility primarily related to the write-off of deferred financing fees. These losses were partially offset by a $0.6 million gain recognized on the Company's forward foreign exchange contracts.

Income Tax Provision (Benefit).   We reported an income tax benefit of $(1.7) million for 2012, as compared to tax expense of $3.3 million for 2011. Our effective tax rates were (4.5)% for 2012 and 5.6% for 2011.

Our effective tax rate reflects tax benefits derived from significant operations in the United States, which are generally taxed at rates higher than foreign statutory rates. A change in the mix of pretax income from the various tax jurisdictions can have a significant impact on the Company's periodic effective tax rate.

In 2012, our effective tax rate reflected the following:

•	A net charge of approximately $16.3 million related to recognition of valuation allowances against certain deferred tax assets.

•	A net benefit of approximately $(6.3) million related to earnings taxed at different rates than the U.S. federal statutory rate.

In 2011, our effective tax rate reflected the following:

•	A net charge of approximately $24.7 million related to recognition of valuation allowances against certain deferred tax assets.

•	A net benefit of approximately $(6.0) million related to earnings taxed at different rates than the U.S. federal statutory rate.

•	A net charge of approximately $2.9 million related to foreign dividends taxed in the United States at the statutory rate of 35%.

Net Loss.    Our net loss was $(36.8) million for 2012, as compared to a net loss of $(62.7) million for 2011.

Year Ended December 30, 2011 Compared to the Year Ended December 31, 2010.

The year ended December 30, 2011 includes 52 weeks compared to 53 weeks in the year ended December 31, 2010. The following table sets forth net sales and income (loss) from operations data by segment for the years ended December 30, 2011 and December 31, 2010:

	Net Sales			Income (Loss) from Operations
	Year Ended			Year Ended
	December 30, 2011	December 31, 2010	Increase (Decrease)	December 30, 2011	December 31, 2010	Increase (Decrease)
	(dollars in millions)
U.S. Residential Products	305.4	300.3	1.7%	18.2	24.7	(26.3)%
U.S. Commercial Products	301.3	293.7	2.6%	(3.9)	(7.6)	48.7%
European Roll Coated Aluminum	243.5	210.5	15.7%	13.6	17.3	(21.4)%
European Engineered Products	83.5	79.2	5.4%	(2.0)	0.3	N/M
Other Non-Allocated	—	—	—	(15.6)	(15.8)	1.3%
Totals	$933.7	$883.7	5.7%	$10.3	$18.9	(45.5)%

Net Sales.    Net sales include the revenue recognized from the sales of our products less provisions for returns, allowances, rebates and discounts. Our net sales increased $50.0 million, or 5.7%, to $933.7 million in 2011 compared to $883.7 million in 2010 as global economic concerns diminished and pent up demand for many of our products was released.

Total net sales for our U.S. segments increased $12.7 million, or 2.1%, to $606.7 million in 2011 from $594.0 million in 2010. Sales price increases necessitated by higher aluminum and steel raw material costs resulted in net sales increases of approximately $28.0 million. Higher sales prices were partially offset by overall volume declines in certain U.S. Residential Products and U.S. Commercial Products markets of $11.4 million and $4.3 million, respectively.

Net sales of our U.S. Residential Products segment increased $5.1 million, or 1.7%, to $305.4 million in 2011 from $300.3 million in 2010. This increase in net sales resulted primarily from price increases necessitated by higher aluminum and other raw material costs. Volume declines attributable to lower demand from distributors for our roof drainage, roof edge and related products partially offset higher selling prices. We believe sales to distributors were negatively impacted by economic uncertainty affecting consumer sentiment and demand for higher cost replacement projects. Demand from home improvement retailers was relatively flat and demand from contractors for vinyl windows and patio components declined reflecting broader trends in residential repair and remodeling activities.

Net sales of our U.S. Commercial Products segment increased $7.6 million, or 2.6%, to $301.3 million in 2011 from $293.7 million in 2010. Higher relative sales prices as a result of rising steel raw material costs combined with higher demand for our metal roofing and accessories from builders, distributors and contractors in the agricultural post frame market were offset by declining demand in the industrial and architectural markets. Additionally, demand from manufactured housing producers and for aluminum, steel, fiberglass and laminated products from original equipment manufacturers in the transportation industry was higher in 2011. Sales volumes for aluminum coil sold to distributors also increased during the current year. These increases were offset by a decline in sales volumes for RV sidewalls and doors.

Total net sales for our European segments increased $37.3 million, or 12.9%, to $327.0 million in 2011 from $289.7 million in 2010. Rising demand in several of our end markets, favorable foreign currency fluctuations, and higher selling prices contributed to the overall net sales increase. Stronger foreign currencies, primarily the euro and British pound sterling, increased net sales approximately $14.6 million compared to 2010. We estimate that higher selling prices resulting from higher aluminum and steel costs increased European net sales by approximately $18.9 million.

Net sales of our European Roll Coated Aluminum segment increased $33.0 million, or 15.7%, to $243.5 million in 2011 from $210.5 million in 2010. This increase in net sales resulted primarily from higher sales prices, reflecting higher aluminum raw material costs, compared to 2010. Net sales also increased due to higher sales volumes of specialty coated coil and panels sold to OEMs in the transportation industry and to producers of commercial panels used in commercial construction applications including roofing and siding. The increase in sales volumes to commercial panel producers reflects stable market demand and successful business development initiatives directed at increasing our market share of industrial and architectural projects throughout Europe, the Middle East and China. Sales increases were offset by a slight decline in sales of RV sidewalls. Stronger foreign currencies, primarily the euro and British pound sterling, increased net sales approximately $11.0 million compared to 2010.

Net sales of our European Engineered Products segment increased $4.3 million, or 5.4%, to $83.5 million in 2011 from $79.2 million in 2010. Strengthening of the euro and British pound sterling against the U.S. dollar resulted in higher 2011 net sales of $3.6 million compared to 2010. Higher sales volumes of various metal-based products, including windows sold to transportation manufacturers, specialty coated metals for the appliance and transportation markets, and engineered transportation components sold to transportation suppliers, were offset by declines in net sales as a result of lower levels of holiday home production and consumer spending in the UK market. Increases were also partially offset by a reduction in sales volume of vinyl replacement windows to UK home improvement retailers.

Cost of Goods Sold.    Cost of goods sold includes the cost of raw materials, manufacturing labor, packaging, utilities, freight, maintenance and other elements of manufacturing overhead. Cost of goods sold increased $52.7 million, or 7.2%, to $785.2 million in 2011 from $732.5 million in 2010. This increase reflects higher aluminum and steel raw material costs in 2011. Additionally, stronger foreign currencies, primarily the euro and British pound sterling, increased cost of goods sold approximately $12.5 million compared to 2010.

Selling and General.    Selling and general expenses include salaries, benefits, incentive compensation, insurance, travel and entertainment and other administrative costs. Selling and general expenses increased $0.8 million, or 0.9%, to $91.4 million in 2011 from $90.6 million in 2010. Stronger foreign currencies, primarily the euro and British pound sterling increased selling and general expenses approximately $1.3 million compared to 2010.

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
Multiemployer Pension Withdrawal Expense.    In the second quarter of 2011, we recorded a $1.2 million charge in our U.S. Residential Building Products segment for liabilities associated with the early withdrawal from a multiemployer pension plan covering hourly employees in our Romeoville, IL facility. The liability represents the present value of future payments for our proportionate share of unfunded vested benefits under the multiemployer plan. This liability will be settled over a 20 year period.
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

Income from operations of our U.S. Residential Products segment declined $6.5 million to $18.2 million for 2011 from 24.7 million for 2010. The decline in income from operations was primarily the result of a $1.2 million charge related to the early withdrawal from a multiemployer pension plan. Higher freight costs of approximately $1.0 million and costs associated with the implementation of our ERP system totaling approximately $0.8 million also contributed to the decline. The decrease was slightly offset by shifts in product mix and the overall decline in demand from distributors.

Income (loss) from operations of our U.S. Commercial Products segment improved $3.7 million to a loss of $(3.9) million for 2011 from a loss of $(7.6) million in 2010. This is primarily related to a decline in net sales volume, partially offset by an increase in gross margin resulting from increases in selling prices attributable to rising steel costs.

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

Interest Expense.    Interest expense declined $12.7 million, or 18.6%, to $55.6 million in 2011 from $68.3 million in 2010. The decline in interest expense is primarily due to voluntary prepayments of the Company's then-existing First Lien Credit Facility during the third quarter of 2010, totaling approximately $35.0 million, which reduced the outstanding principal balance. In addition, on March 18, 2011, the Company issued new senior secured notes at an interest rate of 9.5% and senior unsecured notes at an interest rate of 12.25% with the proceeds used to settle outstanding amounts under the Company's then-existing First Lien Credit Facility, which carried a higher rate of interest.

Other Income (Loss), Net.    Other income (loss), net includes translation gains and losses on intercompany obligations, gains and losses on asset disposals, interest income and other income or expense items of a non-operating nature. Other loss in 2011 of $(14.1) million included translation losses of $(13.0) million on intercompany obligations and $(1.5) million related to the extinguishment of indebtedness under the First Lien Credit Facility primarily related to the write-off of deferred financing fees. These losses were partially offset by a $0.6 million gain recognized on the Company's forward foreign exchange contracts. Other loss in 2010 of $(3.5) million primarily included a translation loss of $(3.7) million on intercompany obligations partially offset by interest income.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, cash from operations and borrowings under the ABL Credit Facility. As of December 31, 2012, we had cash and cash equivalents of $10.0 million. Net cash provided by operating activities was $4.0 million for the year ended December 31, 2012 compared to net cash provided by operating activities of $18.6 million for the year ended December 30, 2011. As of December 31, 2012, we had $18.5 million outstanding and availability of $32.7 million under the ABL Credit Facility. In February of 2012, the Company's wholly owned subsidiary in the Netherlands, Euramax Coated Products, B.V., entered into a Facility Agreement, which we refer to as the Dutch Revolving Credit Facility. This facility provides revolving credit financing of up to EUR 15 million and had no outstanding balance at December 31, 2012.

Our ability to make payments on and to refinance our indebtedness, to fund planned capital expenditures and to satisfy our other capital and commercial commitments will depend on our ability to generate cash flow in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We believe our December 31, 2012 cash levels, together with our cash from operations and borrowings under the ABL Credit Facility, will be adequate to fund our cash requirements based on our current level of operations for at least the next twelve months.

Senior Secured Notes

On March 18, 2011, our subsidiary Euramax International Inc. ("Euramax") issued $375 million aggregate principal amount of 9.50% Senior Secured Notes due 2016, which we refer to as "the Notes". The Notes were issued at par in a private placement exempt from the registration requirements under the Securities Act of 1933, as amended (the "Securities Act"). The Notes were issued pursuant to an indenture, dated March 18, 2011, among Euramax, Euramax Holdings and certain of our domestic subsidiaries and Wells Fargo Bank, National Association, as trustee, which we refer to as the Trustee. The offering of the Notes closed on March 18, 2011. We used the net proceeds from the Notes, together with cash on hand, the net proceeds from the Senior Unsecured Loan Facility and borrowings under the ABL Credit Facility, to repay the First Lien Credit Facility in full.

The Notes bear interest at 9.50% per year and mature on April 1, 2016, unless earlier redeemed or repurchased by Euramax. Interest is payable semi-annually on April 1 and October 1 of each year. The Notes are guaranteed by Euramax Holdings and all of our domestic subsidiaries subject to limited exceptions. The Notes are secured by a first priority security interest in (i) substantially all of the assets of Euramax and the guarantors (other than inventory and accounts receivable and related assets, which assets secure the ABL Credit Facility on a first priority basis) and (ii) all of Euramax's capital stock and the capital stock of each material domestic restricted subsidiary owned by Euramax or a guarantor and 65% of the voting capital stock and 100% of any non-voting capital stock of foreign restricted subsidiaries directly owned by us or a guarantor, and a second priority security interest in our inventory, receivables and related assets.

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
In connection with the sale of the Notes, Euramax, the guarantors, and the initial purchasers entered into a registration rights agreement. Pursuant to the registration rights agreement, Euramax and the guarantors agreed to file a registration statement with the Securities and Exchange Commission with respect to publicly registered Notes having identical terms to the outstanding Notes. The Company completed an effective registration of the Notes with the Securities and Exchange Commission on December 22, 2011. An exchange offer was launched December 23, 2011 for the holders of the outstanding Notes to exchange their Notes for the exchange notes. The exchange offer was completed on January 26, 2012 with 100% of the $375 million 9.50% Senior Secured Notes due 2016 tendered in the exchange offer.
Senior Unsecured Loan Facility
On March 3, 2011, the Company, Euramax and certain of its domestic subsidiaries, as guarantors, entered into a credit and guaranty agreement for a new senior unsecured loan facility (the “Senior Unsecured Loan Facility”) in the aggregate principal amount of $125.0 million. Proceeds from the Senior Unsecured Loan Facility were borrowed on March 18, 2011 and will mature on October 1, 2016. Loans under the Senior Unsecured Loan Facility bear interest at 12.25% per year in the event no election is made to pay interest in kind (PIK) by increasing the principal amount of the notes, and 14.25% (7.875% cash pay and 6.375% PIK) per annum in the event a PIK election is made. The Company may make a PIK election for up to six quarters during the term of the Senior Unsecured Loan Facility. The interest rate on outstanding borrowings under the Senior Unsecured Loan Facility at December 31, 2012 was 12.25%, as the Company has not made a PIK election.

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
ABL Credit Facility

On March 18, 2011, Euramax Holdings, Euramax, certain of our domestic subsidiaries as borrowers, and certain of our domestic subsidiaries as guarantors, entered into the Amended and Restated Senior Secured Revolving Credit and Guaranty Agreement, which we refer to as the ABL Credit Facility, with various lenders, Regions Bank, as Collateral and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, and Regions Business Capital, as Sole Lead Arranger and Bookrunner. The ABL Credit Facility provides for revolving credit financing of up to $70 million, subject to a borrowing base. On March 25, 2013 the ABL Credit Facility was amended to, among other items, (i) extend the maturity date to January 1, 2016, (ii) reduce the Minimum Excess Availability Reserve to $1.0 million from 20% of outstanding borrowings, and (iii) reduce the excess availability threshold from 15% to 12.5%. In the event excess availability falls below the 12.5% threshold, Euramax would be required to meet, for the period from the amendment date to November 30, 2013, a Minimum Consolidated Adjusted EBITDA of $55 million, and after November 30, 2013, a Minimum Consolidated Fixed Charge Coverage Ratio of 1:15 to 1:00.

Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus an applicable margin or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Regions Bank as its "prime rate" for commercial loans, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR plus 1.00%, plus an applicable margin. The applicable margin is dependent upon the type of borrowings Euramax has made under the ABL Credit Facility. At December 31, 2012, the applicable margins were 2.50% and 1.50% for LIBOR and Base Rate borrowings, respectively. The applicable margins are subject to the Company's corporate credit rating as determined from time to time by Standard and Poor's and Moody's Investors Service and range from 2.00% to 2.75% for LIBOR borrowings and 1.00% to 1.75% for Base Rate borrowings. The ABL Credit Facility requires Euramax to pay a commitment fee ranging from 0.375% to 0.5%, based on the unutilized commitments. Euramax is also required to pay customary letter of credit fees, including, without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

All obligations under the ABL Credit Facility are unconditionally guaranteed by Euramax Holdings and substantially all of our existing and future direct and indirect, wholly owned domestic restricted subsidiaries which are not borrowers. All obligations under the ABL Credit Facility and the guarantees of those obligations are secured, subject to certain exceptions, by a first-priority security interest in Euramax's and the guarantors' inventory and accounts receivable and related assets, which we refer to as the ABL Collateral, and a junior-priority security interest in (i) substantially all of Euramax's and the guarantors' assets (other than inventory and accounts receivable and related assets, which assets secure the ABL Credit Facility on a first priority basis) and (ii) all of Euramax's capital stock and the capital stock of each material domestic restricted subsidiary owned by Euramax or a guarantor and 65% of the voting capital stock and 100% of any non-voting capital stock of foreign restricted subsidiaries directly owned by Euramax or a guarantor, which we refer to collectively as the Notes Collateral. The security interests are granted in accordance with the Amended and Restated Pledge and Security Agreement dated March 18, 2011, by and among Euramax Holdings, the other grantors party thereto and Regions Bank as Agent.

The ABL Credit Facility contains affirmative and negative covenants customary for this type of financing, including, but not limited to, financial covenants requiring Euramax to meet, for the period from March 25, 2013 through November 30, 2013, a minimum consolidated adjusted EBITDA of $55 million, an after November 30, 2013 a minimum consolidated fixed charge coverage ratio of at least 1.15 to 1.00 when excess availability is less than 12.5% (15% before March 25, 2013) of the lesser of the aggregate amount of commitments outstanding at such time and the borrowing base. As of December 31, 2012, excess availability exceeded 12.5% of the borrowing base, and therefore, Euramax was not required to meet the minimum consolidated fixed charge coverage ratio. Additionally, restrictive covenants limit the ability of Euramax Holdings, Euramax, and certain of our subsidiaries to incur liens, incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, consolidate, merge or sell all or substantially all of their assets, pay dividends or make other distributions, make certain loans and investments, amend or otherwise alter the terms of documents related to certain of their indebtedness, enter into transactions with affiliates and prepay certain indebtedness, in each case, subject to exclusions and other customary covenants.

Dutch Revolving Credit Facility
In February 2012, the Company's wholly-owned subsidiary Euramax Coated Products, BV, entered into a revolving credit facility with Rabobank Roermond (the "Dutch Revolving Credit Facility"). The Dutch Revolving Credit Facility provides revolving credit financing of up to EUR 15 million and matures on 4/1/2016. Borrowings under the Dutch Revolving Credit Facility bear interest at a rate per annum which is the aggregate of the average one month Euribor rate over a calendar month plus a margin of 2% and requires payment of a commitment fee of 0.35% per annum on the nominal amount of the credit facility. All obligations under the Dutch Revolving Credit Facility are secured by a mortgage on the real estate of Euramax Coated Products, BV, a pledge on present and future machinery and present and future accounts receivable balances of Euramax Coated Products, BV. There were no outstanding borrowings under the Dutch Revolving Credit Facility at December 31, 2012.
The Dutch Revolving Credit Facility contains financial and non-financial covenants customary for this type of financing. Financial Covenants include, but are not limited to, a minimum annual EBITDA target and a minimum amount of risk-bearing capital for Euramax Coated Products, BV, both measured at the Company's fiscal year end. The Dutch Revolving Credit Facility also contains a clause limiting further indebtedness. As of December 31, 2012, the Company is in compliance with all covenants.

Covenant Ratios Contained in the Indenture Governing the Notes, the ABL Credit Facility and the Senior Unsecured Loan Facility.

The indenture governing the Notes and the Senior Unsecured Loan Facility contain two material covenants which utilize financial ratios. These covenants do not require Euramax to maintain specified ratio levels at all times or at regular intervals. However, if Euramax elected to incur additional indebtedness under the ratio test without having availability under other debt baskets, or make restricted payments under the restricted payment covenant without having availability under our restricted payment baskets, non-compliance with these covenants could result in an event of default under the indenture and, under certain circumstances, a requirement to immediately repay all amounts outstanding under the Notes and could trigger a cross-default under our senior secured credit facilities or other indebtedness Euramax may incur in the future. First, Euramax is permitted to incur indebtedness under the indenture and the Senior Unsecured Loan Facility if the ratio of Consolidated Cash Flow to Fixed Charges on a pro forma basis (referred to in the indenture and the Senior Unsecured Loan Facility as the "Fixed Charge Coverage Ratio") is greater than 2:1 or, if the ratio is less, only if the indebtedness falls into specified debt baskets, including, for example, a credit agreement debt basket, an existing debt basket, a capital lease and purchase money debt basket, an intercompany debt basket, a permitted guarantee debt basket, a hedging debt basket, a receivables transaction debt basket and a general debt basket. In addition, under the indenture and Senior Unsecured Loan Facility, Euramax is permitted to incur secured debt only if the ratio of Consolidated Secured Indebtedness to Consolidated Cash Flow on a pro forma basis (referred to in the indenture and the Senior Unsecured Loan Facility as the "Secured Debt Ratio") is equal to or less than 3.75:1.00. Second, the restricted payment covenant provides that Euramax may declare certain dividends, or repurchase equity securities, in certain circumstances only if the Fixed Charge Coverage Ratio is greater than 2:1. In addition, under the ABL Credit Facility, Euramax is required to meet a minimum consolidated fixed charge coverage ratio of at least 1.15:1.00 when excess availability is less than 15% of the lesser of the aggregate amount of commitments outstanding at such time and the borrowing base.

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

The following table sets forth the Fixed Charge Coverage Ratio, Secured Debt Ratio, Consolidated Cash Flow ("Adjusted EBITDA"), Fixed Charges and Consolidated Secured Indebtedness as of and for the twelve months ended December 31, 2012:

			Ratios
	Covenant Measure		As of and for the Twelve Months Ended December 31, 2012
Fixed Charge Coverage Ratio under the Indenture	Minimum of 2.0x	(1)	1.22x
Fixed Charge Coverage Ratio under the ABL Credit Facility	Minimum of 1.15x	(2)	0.84x
Secured Debt Ratio under the Indenture	Maximum of 3.75x	(1)	7.56x
_______________________________________

(1)
The Fixed Charge Coverage Ratio and the Secured Debt Ratio under the indenture and the Senior Unsecured Loan Facility only limit the ability of Euramax to incur additional indebtedness. As of December 31, 2012, Euramax did not meet the Fixed Charge Coverage Ratio and the Secured Debt Ratio under the indenture and the Senior Unsecured Loan Facility. However, since Euramax has not incurred any additional indebtedness or made any restricted payments pursuant to the provisions in the indenture and the Senior Unsecured Loan Facility that rely on such ratios, there are no events of default or other penalties incurred as a result of not meeting the minimum or exceeding the maximum ratios.

(2)
Under the ABL Credit Facility, Euramax is only required to meet the Minimum Consolidated Fixed Charge Coverage Ratio when excess availability is less than 12.5%. As of December 31, 2012, because excess availability under the ABL Credit Facility exceeded 12.5% of the borrowing base, Euramax was not required to meet the Minimum Consolidated Fixed Charge Coverage Ratio under the ABL Credit Facility.

Cash Flows

	Year Ended
(in thousands)	December 31, 2012	December 30, 2011	December 31, 2010
Net cash provided by operating activities	$3,985	$18,596	$4,133
Net cash used in investing activities	(12,264)	(9,717)	(9,482)
Net cash provided by (used in) financing activities	8,246	(17,634)	(37,046)
Effect of exchange rate changes on cash	(4,270)	(1,820)	(2,647)
Net decrease in cash and cash equivalents	$(4,303)	$(10,575)	$(45,042)

Year Ended December 31, 2012 Compared to the Year Ended December 30, 2011 and Year Ended December 31, 2010.

Operating Activities.    Cash provided by operating activities in 2012 of $4.0 million reflects a decline in working capital, primarily related to lower net sales, offset by income taxes paid of $5.5 million related to European earnings in 2010.

Cash provided by operating activities in 2011 was $18.6 million. In 2011, the Company implemented initiatives to reduce inventory levels and other working capital requirements. Additionally, the timing of interest payments on the Company's Senior Secured Credit Facility had a positive impact on operating cash flow when compared to the prior year.

Cash provided by operating activities in 2010 was $4.1 million. The primary use of cash during 2010 was to fund increases in working capital necessary to support net sales growth.

Investing Activities.    Cash used in investing activities in 2012 was $12.3 million. The primary use of cash for investing activities was the purchase of Cleveland Tubing, Inc. in the third quarter of 2012 for $6.4 million. Capital expenditures of $7.1 million were offset by asset sales of $1.3 million in 2012.

Cash used in investing activities in 2011 was $9.7 million. Capital expenditures of $10.2 million in 2011 were offset by $0.4 million of proceeds from the sale of assets in 2011.

Cash used in investing activities in 2010 was $9.5 million. Capital expenditures of $12.2 million in 2010 were offset by $2.7 million of proceeds from the sale of assets.

Financing Activities.    Net cash provided by financing activities during 2012 of $8.2 million consisted primarily of net borrowings under the ABL Credit Facility of $8.2 million.

Cash used in financing activities during 2011 consisted of $17.6 million. Net borrowings under the ABL Credit Facility of $10.2 million and borrowings from the issuance of the Notes during 2011 totaling $375.0 million were offset by cash payments of $412.0 million to settle outstanding borrowings under the First Lien Credit Facility of $514.7 million. The remaining $102.7 million in outstanding loans under the First Lien Credit Facility were exchanged by various lenders along with cash of $19.8 million in exchange for $125.0 million aggregate principal amount of indebtedness under the Senior Unsecured Loan Facility. Payments of debt issuance costs totaled $10.6 million.

Cash used in financing activities during 2010 consisted of $37.0 million of net repayments of debt outstanding under the First Lien Credit Facility.

Capital Expenditures

Our capital expenditures in 2012, 2011 and 2010 were $7.1 million, $10.2 million and $12.2 million, respectively. Capital expenditures related to the implementation of our ERP system in the United States were $0.8 million, $1.5 million and $1.9 million in 2012, 2011 and 2010, respectively. The balance of capital expenditures in each period relates primarily to purchases and upgrades of coil coating, fabricating, transportation and material moving and handling equipment.

We have made and will continue to make capital expenditures to comply with environmental laws and regulations. Our environmental capital expenditures for the year ending December 31, 2012 were not significant.

Working Capital Management

Working capital decreased $6.4 million, or 7.1%, to $84.0 million as of December 31, 2012 from $90.4 million as of December 30, 2011. The working capital reduction is primarily related to a reduction in accounts receivable and cash on hand, partially offset by higher inventory levels as of December 31, 2012 compared to December 30, 2011.

Inventories of $89.3 million as of December 31, 2012 increased $5.9 million, or 7.1%, from $83.4 million as of December 30, 2011. Higher inventory levels in 2012 reflect an investment to support planned net sales growth in 2013. As of December 31, 2012, days sales in inventories were 46.4 days, compared to 38.7 days as of December 30, 2011.

Accounts receivable of $73.9 million as of December 31, 2012 decreased $9.3 million, or 11.2%, from $83.2 million as of December 30, 2011. As of December 31, 2012, days sales outstanding in accounts receivable were 32.1 days, compared to 32.4 days as of December 30, 2011.

Accounts payable of $55.9 million as of December 31, 2012 increased $1.6 million, or 2.9%, from $54.3 million as of December 30, 2011.

Capital and Commercial Commitments

In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of December 31, 2012 relating to long-term debt, operating leases, unconditional purchase obligations and other specified capital and commercial commitments. This table does not include information on our recurring purchases of materials for use in production, as our raw materials purchase contracts do not require fixed or minimum quantities. These tables also exclude payments relating to income tax due to the fact that, at this time, we cannot determine either the timing or the amounts of payments for all periods beyond 2012 for certain of these liabilities. Future events could cause actual payments to differ from these amounts. See "Cautionary Statement Regarding Forward-Looking Statements."

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Contractual Obligations(1)
Long-term debt(2)	$518.6	$18.6	$—	$500.0	$—
Interest on long-term debt(3)	173.0	51.0	102.0	20.0	—
Non-cancellable operating leases(4)	38.2	7.8	8.9	4.7	16.8
Unconditional purchase obligations	17.5	17.5	—	—	—
Total	$747.3	$94.9	$110.9	$524.7	$16.8
_______________________________________

(1)
Income tax liabilities, including accrued interest and penalties related to unrecognized tax benefits, totaling $14.5 million, are not included in this table as the settlement period for our income tax liability cannot be determined.

(2)	Long-term debt amortization is based on the contractual terms of our credit facilities and assumes no additional borrowings under the ABL Credit Facility.

(3)	Interest payments are based on interest rates in effect at December 31, 2012.

(4)	We lease various facilities and equipment under non-cancelable operating leases for various periods.

In addition, we sponsor defined benefit pension plans for the benefit of certain of our employees located in the United Kingdom (the "UK Plan") and the United States (the "U.S. Plan"). We curtailed the accrual of participant benefits under the UK Plan effective March 31, 2009. At December 31, 2012 the fair market value of the UK Plan assets was $29.4 million, or $18.8 million less than the projected benefit obligation of the UK Plan. In the first quarter of 2010, we froze future benefit accruals under our U.S. defined benefit pension plan. At December 31, 2012 the fair market value of the U.S. Plan assets was $7.9 million, or $5.2 million less than the projected benefit obligation of the U.S. Plan.

Credit Ratings

Our current credit ratings, which are considered non-investment grade, were as follows:

	Moody's	Standard and Poor's
Long-term debt	Caa2	B-
Outlook	STABLE	STABLE

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

Our cost of goods sold is subject to inflationary pressures and price fluctuations of the raw materials we use, particularly the cost of aluminum and steel. In addition, we are party to certain leases that contain escalator clauses contingent on increases based on changes in the Consumer Price Index. We believe that inflation and/or deflation had a minimal impact on our overall operations during the fiscal years 2012, 2011 and 2010.

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

We make estimates and assumptions related to establishing reserves and allowances for doubtful accounts, inventory obsolescence and warranty costs. Ranges of estimates are developed based upon historical experience, specifically identified conditions and management expectations for the future occurrence of certain events. In the event that actual results differ from these estimates or we adjust these estimates in future periods, adjustments to the amounts recorded could materially impact our financial position and results of operations. Historically, our experience has not been materially different than our estimates. There have been no significant changes in the assumptions used to develop our estimates in establishing reserves and allowances for doubtful accounts, inventory obsolescence and warranty costs from fiscal year 2010 to fiscal year 2012 and no significant changes are anticipated for fiscal year 2013.

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

Goodwill and Intangible Assets

Our goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and identifiable intangible assets acquired. Goodwill has been assigned to multiple reporting units at either the operating segment, or one level below, primarily based upon the nature of discrete businesses comprising the Company's operations. We test our goodwill for impairment annually on the first day of our fourth quarter or more frequently if events or circumstances indicate the potential for impairment. For impairment testing purposes, we have identified five reporting units at the operating segment level, primarily based upon the nature of discrete businesses comprising our operations. As of December 31, 2012, goodwill has been allocated to four of the identified reporting units. Two operating segments are below the required quantitative thresholds and have been aggregated into one reporting segment, European Engineered Products.

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

No goodwill impairment indicators were identified and no impairment charges were recorded based upon impairment testing performed in 2012 or 2011.

The following table is a summary of the key assumptions and results of our step-one test as of October 1, 2012, comparing the fair value of each reporting unit to the carrying value:

	Key Assumptions
Reporting Units	Discount Rate	Terminal Growth Rate	% Fair Value Exceeds Carrying Value as of October 1, 2012	Goodwill as of October 1, 2012
				(in thousands)
U.S. Residential Products	10.25%	3.0%	149.4%	$72,243
U.S. Commercial Products	10.25%	3.0%	26.6%	9,067
European Roll Coated Aluminum	10.25%	3.0%	12.2%	105,165
European Engineered Products
Ellbee Limited	10.25%	3.0%	124.2%	12,900
				$199,375

Assumptions and estimates about future cash flows and discount rates are complex and often subjective. They are sensitive to changes in underlying assumptions and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Our assessment includes significant estimates and assumptions including the timing and amount of future discounted cash flows, the discount rate and the perpetual growth rate used to calculate the terminal value. As of October 1, 2012, the fair value for the European Roll Coated Aluminum reporting unit exceeded carrying value by approximately 12.2%. Significant estimates and assumptions were used in determining the fair value of the reporting unit and changes in estimates could have a significant impact on the estimated fair value. For example, a 1.0% increase in the discount rate or a 0.5% decrease in the terminal growth rate would result in a change in the fair value of $13.0 million or $4.7 million, respectively, and could result in future impairments. We will continue to analyze changes in assumptions in future periods.

We have recognized intangible assets, apart from goodwill, acquired in business combinations and resulting from certain shareholder transactions, at fair value on the date of the transactions. Indefinite lived intangible assets are not amortized, but are tested for impairment annually, or more frequently if events or circumstances indicate the potential for impairment. We amortize our intangible assets with finite lives over their useful lives based upon the pattern in which the economic benefits of the intangible assets are recognized. If that pattern cannot be determined, a straight-line amortization method is used. Intangible assets with finite lives are tested for impairment when there are indications that the carrying amount of an intangible asset may not be recoverable. We utilize an income approach to estimate the fair value of our definite and indefinite lived intangible assets to test for impairment.

We record impairment charges on goodwill and intangible assets in goodwill and other impairments in the consolidated statement of operations. See Note 4 to our consolidated financial statements for further disclosures related to goodwill and other intangible assets.

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

See Note 1 to our consolidated financial statements included elsewhere in this report.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in currency exchange rates (primarily the Euro and British pound sterling), interest rates and commodity prices (primarily aluminum and steel).

Foreign Currency Exchange Risk
Approximately 32% of our net sales for the year ended December 31, 2012 and approximately 35% of our net sales for the year ended December 30, 2011 originated in Europe. Although our sales outside the United States are subject to exchange rate fluctuations, we do not use derivatives to manage our foreign currency exchange risks resulting from foreign sales.

In 2012, we entered into certain forward contracts to buy or sell currencies at a predetermined rate or price to mitigate uncertainty or volatility, and to cover underlying exposure to certain payments in currencies other than the functional currency. The Company has not designated these contracts for hedge accounting treatment and, therefore, the fair value of gains and losses on these contracts are recorded in other income (loss). For the years ended December 31, 2012 and December 30, 2011, the Company has recognized a loss of $(0.3) million and a gain of $0.6 million, respectively, in other income (loss). The total notional value of derivatives related to our foreign exchange contracts totaled approximately $9.0 million and $9.7 million as of December 31, 2012 and December 30, 2011, respectively. Changes in foreign exchange rates affect other income (loss) recorded in relation to the remeasurement of inter-company amounts that are not of a long-term investment nature into local currencies.

Interest Rate Risk
We have market risk related to changing interest rates. We had no interest rate swap contracts outstanding during the years ended December 31, 2012, December 30, 2011, or December 31, 2010. We may enter into additional interest rate swaps in the future to manage our interest rate risk.
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

We have audited the accompanying consolidated balance sheets of Euramax Holdings, Inc. and subsidiaries as of December 31, 2012 and December 30, 2011, and the related consolidated statements of operations, comprehensive operations, changes in equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Euramax Holdings, Inc. and subsidiaries at December 31, 2012 and December 30, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Atlanta, Georgia March 29, 2013

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2012	December 30, 2011
Assets
Current assets:
Cash and cash equivalents	$10,024	$14,327
Accounts receivable, less allowances of $2,751 and $4,391 in 2012 and 2011, respectively	73,876	83,234
Inventories, net	89,294	83,396
Income taxes receivable	1,527	697
Deferred income taxes	907	1,906
Other current assets	4,789	4,336
Total current assets	180,417	187,896
Property, plant, and equipment, net	141,208	146,549
Goodwill	199,375	196,686
Customer relationships, net	54,589	69,636
Other intangible assets, net	7,475	8,148
Deferred income taxes	68	6
Other assets	11,290	10,325
Total assets	$594,422	$619,246

Liabilities and shareholders' (deficit) equity
Current liabilities:
Accounts payable	$55,883	$54,329
Accrued expenses	30,667	33,425
Accrued interest payable	9,017	8,886
Deferred income taxes	847	891
Total current liabilities	96,414	97,531
Long-term debt	516,674	507,988
Deferred income taxes	20,419	21,501
Other liabilities	46,907	45,519
Total liabilities	680,414	672,539

Shareholders' (deficit) equity:
Class A common stock—$1.00 par value; 600,000 shares authorized, 188,938 issued and outstanding in 2012 and 185,388 issued and outstanding in 2011	189	185
Class B convertible restricted voting common stock—$1.00 par value; 600,000 shares authorized, no shares issued in 2012 and 2011	—	—
Additional paid-in capital	721,869	718,837
Accumulated loss	(818,855)	(782,087)
Accumulated other comprehensive income	10,805	9,772
Total shareholders' (deficit) equity	(85,992)	(53,293)
Total liabilities and shareholders' (deficit) equity	$594,422	$619,246

See accompanying notes.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended
	December 31, 2012	December 30, 2011	December 31, 2010
Net sales	$837,140	$933,678	$883,700
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	701,045	785,165	732,451
Selling and general (excluding depreciation and amortization)	83,492	91,421	90,642
Depreciation and amortization	34,784	37,194	38,700
Other operating charges	6,425	8,404	2,939
Multiemployer pension withdrawal	39	1,200	—
Income from operations	11,355	10,294	18,968
Interest expense	(54,858)	(55,579)	(68,333)
Other income (loss), net	5,012	(14,117)	(3,484)
Loss from continuing operations before income taxes	(38,491)	(59,402)	(52,849)
(Benefit) provision for income taxes	(1,723)	3,315	(14,461)
Loss from continuing operations	(36,768)	(62,717)	(38,388)
Loss from discontinued operations, net of tax	—	—	(152)
Net loss	$(36,768)	$(62,717)	$(38,540)
See accompanying notes.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(in thousands)

	Year Ended
	December 31, 2012	December 30, 2011	December 31, 2010
Net loss	$(36,768)	$(62,717)	$(38,540)
Other comprehensive income (loss):
Foreign currency translation adjustment	80	2,380	(7,256)
Pension liability adjustments, net of tax expense of $225, $45, and $1,334 in 2012, 2011 and 2010, respectively	953	(5,837)	3,329
Amortization of losses on derivative instruments, net of tax expense of $1,383 in 2010	—	—	2,904
Total other comprehensive income (loss)	$1,033	$(3,457)	$(1,023)
Total comprehensive loss	$(35,735)	$(66,174)	$(39,563)

See accompanying notes

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(in thousands)

				Accumulated Other Comprehensive Income
	Common Stock	Additional Paid-in Capital	Accumulated Loss	Foreign Currency Translation Adjustment	Pension Plan Liability Adjustment	Loss on Derivative Instruments	Totals
Balance at December 25, 2009	$178	$713,460	$(680,830)	$24,892	$(7,736)	$(2,904)	$47,060

Net loss	—	—	(38,540)	—	—	—	(38,540)
Other comprehensive loss, net of tax	—	—	—	(7,256)	3,329	2,904	(1,023)
Issuance of shares pursuant to share-based payment plans	4	(4)	—	—	—	—	—
Share-based compensation	—	2,334	—	—	—	—	2,334
Balance at December 31, 2010	182	715,790	(719,370)	17,636	(4,407)	—	9,831

Net loss	—	—	(62,717)	—	—	—	(62,717)
Other comprehensive loss, net of tax	—	—	—	2,380	(5,837)	—	(3,457)
Issuance of shares pursuant to share-based payment plans	3	(3)	—	—	—	—	—
Share-based compensation	—	3,050	—	—	—	—	3,050
Balance at December 30, 2011	185	718,837	(782,087)	20,016	(10,244)	—	(53,293)

Net loss	—	—	(36,768)	—	—	—	(36,768)
Other comprehensive loss, net of tax	—	—	—	80	953	—	1,033
Issuance of shares pursuant to share-based payment plans	4	(4)	—	—	—	—	—
Share-based compensation	—	3,036	—	—	—	—	3,036
Balance at December 31, 2012	$189	$721,869	$(818,855)	$20,096	$(9,291)	$—	$(85,992)

See accompanying notes.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31, 2012	December 30, 2011	December 31, 2010
Operating activities
Net loss	$(36,768)	$(62,717)	$(38,540)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization	34,784	37,194	38,700
Amortization of deferred financing fees	1,983	1,476	435
Amortization of debt discount	406	282	—
Loss on extinguishment of First Lien debt facility	—	1,477	—
Pay-in-kind interest	—	6,793	21,995
Share-based compensation	3,036	3,050	2,334
Provision for doubtful accounts	364	18	624
Foreign exchange (gain) loss	(347)	14,225	4,194
(Gain) loss on sale of assets	(444)	330	(72)
Loss on interest rate swaps	—	—	4,287
Deferred income taxes	(2,218)	803	(17,734)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	10,749	(177)	3,681
Inventories	(4,561)	6,261	(12,650)
Other current assets	(219)	(620)	(642)
Accounts payable and other current liabilities	1,370	8,353	(3,952)
Income taxes payable	(2,467)	2,716	4,421
Other noncurrent assets and liabilities	(1,683)	(868)	(2,948)
Net cash provided by operating activities	3,985	18,596	4,133
Investing activities
Purchase of a business, net of cash acquired	(6,445)	—	—
Proceeds from sale of assets	1,321	434	2,683
Capital expenditures	(7,140)	(10,151)	(12,165)
Net cash used in investing activities	(12,264)	(9,717)	(9,482)
Financing activities
Net borrowings on ABL Credit Facility	8,280	10,205	—
Net repayments on First Lien Credit Facility	—	(412,028)	(37,038)
Borrowings under Senior Secured Notes	—	375,000	—
Borrowings under Unsecured Notes	—	19,812	—
Deferred financing fees	(34)	(10,623)	—
Changes in cash overdrafts	—	—	(8)
Net cash provided by (used in) financing activities	8,246	(17,634)	(37,046)
Effect of exchange rate changes on cash	(4,270)	(1,820)	(2,647)
Net decrease in cash and cash equivalents	(4,303)	(10,575)	(45,042)
Cash and cash equivalents at beginning of year	14,327	24,902	69,944
Cash and cash equivalents at end of year	$10,024	$14,327	$24,902
Supplemental cash flow information
Income taxes paid, net	$5,488	$107	$1,917
Interest paid, net	$52,157	$41,364	$42,774
Significant noncash financing activities
Exchange of First Lien Credit Facility for Senior Unsecured Loan Facility	$—	$102,688	$—

See accompanying notes.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

1.	Operations and Summary of Significant Accounting Policies

Nature of Operations and Organization

Euramax Holdings, Inc. and Subsidiaries ("the Company") is an international producer of residential and commercial building materials and recreational vehicle, or RV, exterior components. The Company's core building products include aluminum, steel, vinyl and copper roof drainage products, steel roofing and siding, and specialty coated aluminum coil. In addition, the Company sells an extensive line of accessory products, including roofing and siding hardware, trim parts and roof drainage accessories. The Company's core RV products include aluminum siding and roofing. The Company sells its products to a wide range of customers, including distributors, contractors, and home improvement retailers, as well as RV and transportation original equipment manufacturers, or OEMs. The Company's manufacturing and distribution network consists of 40 strategically located facilities, of which 33 are located in North America and seven are located in Europe. The Company's sales volumes have historically been higher in the second and third quarters due to the seasonal demand of the building products markets served.

Basis of Presentation and Consolidation

The consolidated financial statements of the Company are prepared in conformity with U.S. generally accepted accounting principles and include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation.
On August 14, 2012, the Company acquired Cleveland Tubing, Inc. ("CTI") for approximately $6.4 million, net of cash acquired. CTI is a developer and manufacturer of corrugated plastic parts, including collapsible and flexible specialty drainage products, sold through the Company's U.S. Residential Products segment. The results of operations for CTI have been included in the Company’s consolidated financial statements as of and from the date of the acquisition. The Company allocated the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of their fair values as of the acquisition date. The acquired assets of CTI consisted primarily of accounts receivable, property, plant and equipment, and inventories. The liabilities assumed generally consisted of accounts payable and accrued liabilities.

Fiscal Year

The Company historically operated on a 52 or 53 week fiscal year ending on the last Friday in December. Beginning in 2012, the fiscal year will end on December 31 regardless of the day of the week on which December 31 falls. Fiscal years 2011 and 2010 ended December 30 and December 31, respectively. The Company's fiscal year consisted of 52 weeks for the years ended December 31, 2012 and December 30, 2011 and 53 weeks for the year ended December 31, 2010.

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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

1.     Summary of Significant Accounting Policies (Continued)

Accounts Receivable

Accounts receivable are comprised of trade accounts receivable and other receivables. Trade accounts receivable are recorded at net realizable value and totaled $69.3 million and $81.9 million as of December 31, 2012 and December 30, 2011, respectively. This value includes an allowance for estimated uncollectible accounts, returns and allowances, cash discounts and other adjustments. The allowance for doubtful accounts is based on historical experience, the level of past-due accounts based on the contractual terms of the receivables, current economic conditions and an evaluation of the customers' credit worthiness. Accounts receivable are charged against the allowance for doubtful accounts when it is probable that the receivable will not be recovered.

Activity in the allowance for doubtful accounts was as follows:

	2012	2011	2010
Balance, beginning of year	$4,391	$5,742	$7,213
Net charges to costs and expenses	364	18	624
Write-offs, net of recoveries	(2,037)	(1,319)	(2,039)
Foreign currency translation	33	(50)	(56)
Balance, end of year	$2,751	$4,391	$5,742

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

Property, Plant, and Equipment

Property, plant, and equipment is recorded at cost. Cost of property, plant, and equipment acquired in a business combination is recorded at fair value based on the age and current replacement cost for similar assets on the date of the acquisition. Repair and maintenance costs are generally expensed unless they extend the useful lives of assets. Depreciation of property, plant, and equipment is computed principally on the straight-line method over the estimated useful lives of the assets ranging from 3 years to 37 years for equipment and from 10 years to 25 years for buildings. Gains and losses related to the disposition of property, plant, and equipment are charged to other income or expense when incurred. Also, when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, management assesses whether there has been an impairment in the value of the asset by comparing the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition to the carrying amount of the asset. If the expected future cash flows are less than the carrying amount of the asset, an impairment loss is recognized based on the excess of the asset's carrying value over its fair value. Fair value is estimated based on discounted cash flows, independent appraisals or comparable market transactions.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

1.     Summary of Significant Accounting Policies (Continued)

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and identifiable intangible assets acquired. Goodwill has been assigned to multiple reporting units at either the operating segment, or one level below, primarily based upon the nature of discrete businesses comprising the Company's operations. We test our goodwill for impairment annually on the first day of our fourth quarter or more frequently if events or circumstances indicate the potential for impairment. The implied fair value of goodwill was determined by estimating the fair value of the reporting units and allocating such value to the tangible and identifiable intangible assets of each reporting unit. The Company's fair value estimate was based upon estimates of the future cash flows of the reporting units and market valuations of comparable companies. Significant judgments were made in estimating the future cash flows of the reporting units and determining comparable companies upon which fair values of the Company's reporting units were based. No goodwill impairment charges were recorded during fiscal years 2012, 2011, or 2010. The carrying value of goodwill at the valuation date is not representative of current fair value.

The Company has recognized intangible assets, apart from goodwill, acquired in business combinations and resulting from certain shareholder transactions, at fair value on the date of the transactions. Indefinite lived intangible assets are not amortized, but are tested for impairment annually, or more frequently if events or circumstances indicate the potential for impairment. The Company amortizes its intangible assets with finite lives over their useful lives based upon the pattern in which the economic benefits of the intangible assets are recognized. If that pattern cannot be determined, a straight-line amortization method is used. Intangible assets with finite lives are tested for impairment when there are indications that the carrying amount of an intangible asset may not be recoverable. The Company utilizes an income approach to estimate the fair value of its definite and indefinite lived intangible assets to test for impairment.

No intangible asset impairment charges were recorded in fiscal years 2012, 2011, or 2010. See Note 4 for further disclosures related to goodwill and other intangible assets.

Income Taxes

The Company accounts for income taxes using the asset and liability method of accounting. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable for future years to differences between financial statement and tax bases of existing assets and liabilities. Valuation allowances are established if the Company believes it is more likely than not that some or all of the deferred tax assets will not be realized. A tax benefit is not recognized unless the Company concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, a tax benefit is recognized and measured as the largest amount of the tax benefit that in the Company's judgment is greater than 50 percent likely to be realized. Interest and penalties related to unrecognized tax positions are recorded in provision (benefit) for income taxes in the accompanying Consolidated Statements of Operations. See Note 9 for further disclosures related to income taxes.

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
(in thousands, except share data)

1.     Summary of Significant Accounting Policies (Continued)

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

The Company has used derivative financial instruments primarily to reduce its exposure to fluctuations in foreign currency exchange rates. These derivatives are not designated as hedging instruments and are recorded on the balance sheet at fair value as either other current assets or accrued expenses. The Company calculates the fair value of its derivatives using quoted exchange rates from financial institutions. The earnings impact resulting from the derivative instruments is recorded in the other income (loss) line item within the statement of operations.

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

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs for 2012, 2011, and 2010 were $3.3 million, $2.8 million, and $3.1 million, respectively.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

1.     Summary of Significant Accounting Policies (Continued)

Translation of Foreign Currencies

Assets and liabilities of non-U.S. subsidiaries are translated to U.S. Dollars at the rate of exchange in effect on the balance sheet date. Income and expenses are translated to U.S. Dollars at the weighted average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from the remeasurement of inter-company amounts that are not of a long-term investment nature into local currencies and certain indebtedness of foreign subsidiaries denominated in U.S. dollars are included in other income (loss) and amounted to $4.9 million, $(13.0) million, and $(3.7) million in 2012, 2011, and 2010, respectively. Foreign currency gains and losses resulting from transactions in the ordinary course of business are recorded in selling and general expenses. Foreign currency translation gains and losses recorded in selling and general expenses were not significant for any period presented.

Recently Adopted Accounting Pronouncements

In June 2011, the FASB issued amendments to disclosure requirements for the presentation of comprehensive income. This guidance requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, in December 2011, the FASB issued an amendment to the standard which defers the requirement to present reclassifications of the components of other comprehensive income on the face of the financial statements or in the notes to the financial statements. The adoption of this standard does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The standard was effective for fiscal years and interim periods beginning after December 15, 2011 and was to be applied retrospectively. The Company adopted this amendment in the first quarter of the fiscal year ended December 31, 2012.

In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011, result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance did not have a material impact on the Company's consolidated financial position and results of operations.

Recent Accounting Pronouncements Not Yet Adopted

In February 2013, the FASB issued amendments to the disclosure requirements for comprehensive income. These amendments require an entity to report amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The adoption of this standard will not change the current requirements for reporting net income or other comprehensive income in the financial statements. The amendments are effective for the Company in fiscal year 2013.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

2.	Inventories

Inventories, net of the allowance for obsolete inventory, were comprised of:

	December 31, 2012	December 30, 2011
Aluminum and steel coil	$59,651	$52,681
Raw materials	14,520	12,808
Work in process	1,598	2,980
Finished products	13,525	14,927
	$89,294	$83,396

The Company has disclosed aluminum and steel coil inventory separately, as it represents inventory that can be classified as raw material, work in process or finished product. Aluminum and steel coil represent both painted and bare coil. Inventories are net of related reserves totaling $2.9 million and $3.0 million at December 31, 2012 and December 30, 2011, respectively.

Activity in the allowance for obsolete inventory was as follows:

	2012	2011	2010
Balance, beginning of year	$3,009	$2,405	$4,130
Net charges to costs and expenses	4,386	3,626	2,601
Write-offs	(4,534)	(2,998)	(4,232)
Foreign currency translation	50	(24)	(94)
Balance, end of year	$2,911	$3,009	$2,405

3.	Property, Plant, and Equipment

Property, plant, and equipment consisted of:

	December 31, 2012	December 30, 2011
Land and improvements	$23,324	$22,865
Buildings	61,410	57,522
Machinery and equipment	181,081	169,901
	265,815	250,288
Less accumulated depreciation	(129,548)	(106,472)
	136,267	143,816
Construction in progress	4,941	2,733
	$141,208	$146,549

Depreciation expense (including software amortization expenses disclosed below) for 2012, 2011, and 2010 was $18.6 million, $19.1 million, and 18.9 million, respectively.

As of December 31, 2012 and December 30, 2011, unamortized computer software costs totaling $9.6 million and $13.0 million, respectively, were recorded in property, plant and equipment. Amortization of capitalized computer software costs for 2012, 2011, and 2010 was $3.5 million, $3.4 million, and $2.9 million, respectively.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

4.	Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2012 and December 30, 2011 are as follows:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Consolidated
Balance at December 31, 2010	$71,987	$9,067	$106,560	$12,385	$199,999
Foreign currency translation	—	—	(3,268)	(45)	(3,313)
Balance at December 30, 2011	71,987	9,067	103,292	12,340	196,686
Acquisition of Cleveland Tubing, Inc	256	—	—	—	256
Foreign currency translation	—	—	1,873	560	2,433
Balance at December 31, 2012	$72,243	$9,067	$105,165	$12,900	$199,375

Accumulated impairment losses as of December 31, 2012 were $151.2 million for U.S. Residential Products, $58.7 million for U.S. Commercial Products, $57.8 million for European Roll Coated Aluminum Products and $10.0 million for European Engineered Products. Accumulated impairment losses as of December 30, 2011 were $151.1 million for U.S. Residential Products, $58.7 million for U.S. Commercial Products, $56.8 million for European Roll Coated Aluminum and $9.6 million for European Engineered Products. Changes in accumulated impairment losses resulted from foreign currency translation adjustments related to goodwill in the Company's foreign reporting units.

Intangible Assets

Intangible assets consisted of the following:

	As of December 31, 2012			As of December 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$212,532	$(157,943)	$54,589	$210,873	$(141,237)	$69,636
Patents	5,800	(4,425)	1,375	5,800	(3,835)	1,965
Non-compete agreements	2,266	(2,266)	—	2,266	(2,183)	83
	220,598	(164,634)	55,964	218,939	(147,255)	71,684
Intangible assets not subject to amortization:
Trade names	6,100	—	6,100	6,100	—	6,100
Total intangible assets	$226,698	$(164,634)	$62,064	$225,039	$(147,255)	$77,784

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

4.	Goodwill and Intangible Assets (Continued)

The aggregate amortization expense for intangible assets for 2012, 2011, and 2010 was $16.1 million, $18.1 million, and $19.8 million, respectively. The average useful lives of the Company's customer relationships and patents are 12 years and 10 years, respectively. Based on the carrying value of identified intangible assets recorded at December 31, 2012, and assuming no subsequent impairment of the underlying assets, the aggregate annual amortization expense for the next 5 years is expected to be as follows:

Year	Amortization of Intangible Assets
2013	$14,734
2014	13,423
2015	11,867
2016	10,571
2017	4,268

5.	Long-Term Debt

Long-term debt obligations consisted of the following:

	December 31, 2012	December 30, 2011
Senior Secured Notes (9.5%)	$375,000	$375,000
Senior Unsecured Loan Facility (12.25%)	123,188	122,782
ABL Credit Facility	18,486	10,206
Dutch Revolving Credit Facility	—	—
	$516,674	$507,988

On March 18, 2011, Euramax International, Inc. (“Euramax”), a wholly owned subsidiary of the Company, issued $375 million of Senior Secured Notes (the “Notes”) in a private placement exempt from registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). Concurrent with the issuance of the Notes, the Company entered into a new senior unsecured loan facility (the “Senior Unsecured Loan Facility”) with an aggregate principal amount of $125.0 million issued at 98% of par. The Company also entered into an Amended and Restated Senior Secured Revolving Credit and Guaranty Agreement (the “ABL Credit Facility”), which provided revolving credit financing of up to $70 million and extended the maturity from June 23, 2012 to March 25, 2013.

Prior to the issuance of the Notes and the Senior Unsecured Loan Facility, the Company had outstanding obligations of approximately $514.7 million under the First Lien Credit Agreement. Proceeds from the $375 million offering of Notes, issued at par, were used to pay lenders under the First Lien Credit Agreement. Additionally, certain existing lenders exchanged approximately $102.7 million of existing loans under the First Lien Credit Agreement and cash of $19.8 million for the $125.0 million of loans under the new Senior Unsecured Loan Facility, which were issued at 98% of par. Cash proceeds along with borrowings under the Company's ABL Credit Facility were used to re-pay the remaining outstanding amounts due under the First Lien Credit Agreement and expenses related to the refinancing. The difference between the consideration received and the aggregate face amount of the Senior Unsecured Loan Facility ($1.8 million) is being amortized and recorded in interest expense using the effective interest rate method over the term of the Senior Unsecured Loan Facility.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

5.     Long-Term Debt (Continued)

The Company recognized a loss of approximately $1.5 million on the 2011 extinguishment of the First Lien Credit Agreement. This loss was primarily comprised of the write-off of previously capitalized deferred debt issuance costs and is recorded in other income (loss). Deferred debt issuance costs related to outstanding obligations under the First Lien Credit Agreement, which were exchanged for amounts under the Senior Unsecured Loan Facility, are being amortized to interest expense over the term of the new Senior Unsecured Loan Facility using the effective interest rate method. Direct and incremental debt issuance costs related to the Senior Unsecured Notes, Senior Unsecured Credit Facility, and ABL Credit Facility, including legal fees, printing costs and bank fees totaled approximately $10.6 million and have been capitalized and reported as deferred financing costs within other assets. These costs are being amortized and recorded in interest expense using the effective interest rate method over the term of the applicable agreement.

The Company has $18.5 million of outstanding debt under revolving credit facilities. The Company expects to make payments and borrowings under the facilities during 2013. Additionally, the Company has $500 million of outstanding debt that will mature in 2016. There are no other maturities of long term debt in the next five years.

Senior Secured Notes
The Senior Secured Notes consist of an aggregate principal amount of $375 million, which were issued pursuant to an indenture (the "Indenture") dated March 18, 2011, among Euramax, the Company, and certain of its domestic subsidiaries as guarantors, and Wells Fargo Bank, National Association, the Trustee. Substantially all of Euramax's U.S. subsidiaries are guarantors of the Notes. The Notes bear interest at 9.50% per year and mature on April 1, 2016, unless earlier redeemed or repurchased by Euramax. Interest is payable semi-annually on April 1 and October 1 of each year.
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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

5.     Long-Term Debt (Continued)

In connection with the sale of the Notes, Euramax, the guarantors, and the initial purchasers entered into a registration rights agreement. Pursuant to the registration rights agreement, Euramax and the guarantors agreed to file a registration statement with the Securities and Exchange Commission with respect to publicly registered Notes having identical terms to the outstanding Notes. The Company completed an effective registration of the Notes with the Securities and Exchange Commission on December 22, 2011. An exchange offer was launched December 23, 2011 for the holders of the outstanding Notes to exchange their Notes for the exchange notes. The exchange offer was completed on January 26, 2012 with 100% of the $375 million 9.50% Senior Secured Notes due 2016 tendered in the exchange offer.
Senior Unsecured Loan Facility
On March 3, 2011, the Company, Euramax and certain of its domestic subsidiaries, as guarantors, entered into a credit and guaranty agreement for a new senior unsecured loan facility (the “Senior Unsecured Loan Facility”) in the aggregate principal amount of $125.0 million. Proceeds from the Senior Unsecured Loan Facility were borrowed on March 18, 2011 and will mature on October 1, 2016. Loans under the Senior Unsecured Loan Facility bear interest at 12.25% per year in the event no election is made to pay interest in kind (PIK) by increasing the principal amount of the notes, and 14.25% (7.875% cash pay and 6.375% PIK) per annum in the event a PIK election is made. The Company may make a PIK election for up to six quarters during the term of the Senior Unsecured Loan Facility. The interest rate on outstanding borrowings under the Senior Unsecured Loan Facility at December 31, 2012 was 12.25%, as the Company has not made a PIK election.
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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

5.     Long-Term Debt (Continued)

ABL Credit Facility
On March 18, 2011, the Company, Euramax, and certain of its domestic subsidiaries, entered into the Amended and Restated Senior Secured Revolving Credit and Guaranty Agreement referred to as the ABL Credit Facility, with various lenders, Regions Bank, as Collateral and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, and Regions Business Capital, as Sole Lead Arranger and Bookrunner. The ABL Credit Facility provides for revolving credit financing of up to $70 million, subject to borrowing base availability. At December 31, 2012, $32.7 million was available to be drawn on the ABL Facility. On March 25, 2013, the ABL Credit Facility was amended to, among other items, (i) extend the maturity date to January 1, 2016, (ii) reduce the Minimum Excess Availability Reserve to $1.0 million from 20% of outstanding borrowings, and (iii) reduce the excess availability threshold from 15.0% to 12.5%. In the event excess availability falls below the 12.5% threshold, Euramax would be required to meet, for the period from the amendment date to November 30, 2013, a Minimum Consolidated Adjusted EBITDA of $55 million, and after November 30, 2013, a Minimum Consolidated Fixed Charge Coverage Ratio of 1.15 to 1.00. Refer to Note 14, Subsequent Events, for further discussion of the amended ABL Credit Facility.
Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus an applicable margin or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Regions Bank as its “prime rate” for commercial loans, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR plus 1.00%, plus an applicable margin. The applicable margin is dependent upon the type of borrowings the Company has made under the ABL Credit Facility. At December 31, 2012, the applicable margins were 2.50% and 1.50% for LIBOR and Base Rate borrowings, respectively. The applicable margins are subject to Euramax's corporate credit rating as determined from time to time by Standard and Poor's and Moody's Investors Service and range from 2.00% to 2.75% for LIBOR borrowings and 1.00% to 1.75% for Base Rate borrowings. The weighted average interest rate, including the applicable margin payable on outstanding borrowings under the ABL Credit Facility, at December 31, 2012 was 2.74%. The ABL Credit Facility requires the Company to pay a commitment fee ranging from 0.375% to 0.5%, based on the unutilized commitments. The Company is also required to pay customary letter of credit fees, including, without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.
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
The ABL Credit Facility contains affirmative and negative covenants customary for this type of financing, including, but not limited to financial covenants requiring Euramax to meet a minimum consolidated fixed charge coverage ratio of at least 1.15 to 1.00 when excess availability is less than 15% of the lesser of the aggregate amount of commitments outstanding at such time and the borrowing base. As of December 31, 2012, excess availability exceeded 15% of the borrowing base; therefore, Euramax was not required to meet the minimum consolidated fixed charge coverage ratio. Additionally, restrictive covenants limit the ability of the Company and certain of its subsidiaries to incur liens, incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, consolidate, merge or sell all or substantially all of their assets, pay dividends or make other distributions, make certain loans and investments, amend or otherwise alter the terms of documents related to certain of their indebtedness, enter into transactions with affiliates and prepay certain indebtedness, in each case, subject to exclusions, and other customary covenants.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

5.     Long-Term Debt (Continued)

Dutch Revolving Credit Facility
In February 2012, the Company's wholly-owned subsidiary Euramax Coated Products, BV, entered into a revolving credit facility with Rabobank Roermond (the "Dutch Revolving Credit Facility"). The Dutch Revolving Credit Facility provides revolving credit financing of up to EUR 15 million and matures on 4/1/2016. Borrowings under the Dutch Revolving Credit Facility bear interest at a rate per annum which is the aggregate of the average one month Euribor rate over a calendar month plus a margin of 2% and requires payment of a commitment fee of 0.35% per annum on the nominal amount of the credit facility. All obligations under the Dutch Revolving Credit Facility are secured by a mortgage on the real estate of Euramax Coated Products, BV, a pledge on present and future machinery and present and future accounts receivable balances of Euramax Coated Products, BV. There were no outstanding borrowings under the Dutch Revolving Credit Facility at December 31, 2012.
The Dutch Revolving Credit Facility contains financial and non-financial covenants customary for this type of financing. Financial Covenants include, but are not limited to, a minimum annual EBITDA target and a minimum amount of risk-bearing capital for Euramax Coated Products, BV, both measured at the Company's fiscal year end. The Dutch Revolving Credit Facility also contains a clause limiting further indebtedness. As of December 31, 2012, the Company is in compliance with all covenants.
First Lien Credit Agreement
The Company's amended and restated first lien credit agreement (the “First Lien Credit Facility”) consisted of $525.3 million in term loans in the form of the Cash Pay Loan and the PIK Loan. The Cash Pay Loan and PIK Loan each included (i) a U.S. dollar term loan facility (the “U.S. Dollar Term Loan Facility”) and (ii) Euro and British pound sterling term loan facilities (together the “European Term Loan Facility”). Euramax and Euramax International Holdings B.V. were the borrowers (collectively, the “U.S. Borrowers”) under the U.S. Dollar Term Loan Facility. The Company's subsidiaries Euramax Holdings Limited, Euramax Europe B.V. and Euramax Netherlands B.V. were the borrowers (collectively, the “European Borrowers”) under the European Term Loan Facility. Outstanding amounts under the First Lien Credit Facility totaling approximately $514.7 million million were repaid in the first quarter of 2011 with the proceeds of our notes and Senior Unsecured Credit Facility. The First Lien Credit Facility was terminated in March 2011.

6.	Financial Instruments

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
In 2012, the Company entered into forward contracts to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price to mitigate uncertainty and volatility, and to cover underlying exposures to certain payments in currencies other than the functional currency. The Company has not designated these contracts for hedge accounting treatment and, therefore, the gains and losses on these contracts are recorded in other income (loss). In fiscal years 2012 and 2011, the Company recognized a loss of $(0.3) million and a gain of $0.6 million, respectively, related to these forward contracts.
At December 31, 2012 and December 30, 2011, derivatives totaling approximately $(0.2) million and $0.6 million are carried at fair value in the consolidated balance sheets in the line items accrued expenses and other assets, respectively. The Company has determined that the fair value of the foreign exchange contracts are level 2 measurements in the fair value hierarchy. To measure the fair value of the foreign exchange contracts, the Company obtained quotations from financial institutions. The total notional value of derivatives related to foreign exchange contracts of this type as of December 31, 2012 and December 30, 2011 totaled approximately $9.0 million and $9.7 million, respectively. As of December 31, 2010, the Company had no outstanding derivative financial instruments which required fair value measurements.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

6.     Financial Instruments (Continued)

Historically, the Company has entered into interest rate agreements with major financial institutions to reduce the impact of interest rate fluctuations related to debt payments. In October 2005, the Company entered into four interest rate swaps (the Interest Rate Swaps), whereby the Company paid its counterparties a fixed interest rate of 4.623% on a notional amount of $375.0 million. In exchange, the Company received payments equal to a floating interest rate of three-month U.S. Dollar LIBOR on an equivalent notional amount. The Interest Rate Swaps were initially designated as cash flow hedges that effectively converted a portion of the Company's U.S. Dollar floating rate debt into fixed rate debt. The effectiveness of the Interest Rate Swaps was assessed using the hypothetical derivative method. The effective portion of the gains and losses on these instruments were report as a component of Other Comprehensive Income and reclassified into earnings in the same period which the hedged transaction affected earnings. Pretax losses on derivatives previously designated as cash flow hedging instruments reclassified from accumulated OCI to earnings totaled $4.3 million in 2010. As of December 31, 2010, all pretax losses recognized in OCI had been fully amortized into earnings. The Company had no outstanding interest rate swaps as of December 31, 2012 and December 30, 2011.

The following tables summarize the effect of the Company's derivative instruments on the Consolidated Statements of Operations for the years ended December 31, 2012, December 30, 2011, and December 31, 2010:

	Location of Loss Reclassified from Accumulated OCI into Earnings	Amount of Pretax Loss Reclassified from Accumulated OCI into Earnings
		Year Ended December 31, 2012	Year Ended December 30, 2011	Year Ended December 31, 2010
Derivatives designated as cash flow hedging instruments
Interest rate swap agreements	Interest expense	$—	$—	$4,287

		Amount of Pretax Loss Recognized in Earnings
	Location of Loss	Year Ended December 31, 2012	Year Ended December 30, 2011	Year Ended December 31, 2010
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other loss (income)	$289	$(613)	$—

The fair value of our long-term debt is estimated using Level 2 inputs based on dealer quoted prices for our debt instruments based on recent transactions obtained from various sources. As of December 31, 2012, the carrying amount and fair value of our Senior Secured Notes were $375.0 million and $348.8 million, respectively. As of December 30, 2011, the carrying amount and fair value of our Senior Secured Notes were $375.0 million and $294.4 million, respectively.

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The fair value of these financial instruments approximates their carrying values at December 31, 2012 and December 30, 2011. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit; however, the Company believes that its credit risk exposure is not significant due to the high credit quality of the institutions. The Company routinely assesses the financial strength of its customers, monitors past due balances based on contractual terms, and generally does not require collateral. The Company provides for doubtful accounts based on historical experience and when current market conditions indicate that collection of an amount is doubtful. The Company has a concentration of credit risk with customers in the U.S. home improvement retail, U.S. and European RV, U.S. and European commercial construction and U.S. home improvement contractor industries.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

7.	Common Stock

The Company has authorized 1,200,000 shares consisting of 600,000 shares of Class A voting common stock, par value of one dollar ($1.00) per share, and 600,000 shares of Class B convertible restricted voting common stock, par value of one dollar ($1.00) per share. As of December 31, 2012, the Company had 188,938 issued and outstanding shares of common stock with a par value of one dollar ($1.00) per share. Except with respect to voting rights, all shares of Class A and Class B convertible restricted voting common stock are identical in all respects and entitle the holder thereof to the same rights, preferences and privileges, and are subject to the same qualifications, limitations and restrictions, all as described in the Company's Certificate of Incorporation. The senior secured credit facility contains certain restrictions on the payment of cash dividends.

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

In addition, the Company is party to a registration rights agreement with its existing shareholders. Under the registration rights agreement, a stockholder who holds "registrable securities" may request that the Company register such securities through a demand registration or a piggyback registration. Registrable securities include the common stock delivered to the Company's stockholders and common stock issued to management under our Executive Incentive Plan.

8.	Stock Compensation

Employees of the Company have participated in various stock-based compensation plans. Restricted stock awards and restricted stock units have been granted under the plans. Participation in these plans is reflected as compensation to the Company's employees and is included in selling and general expenses in the accompanying consolidated financial statements. Compensation is recorded based upon the estimated fair value of the award on the date of grant and is recognized on a straight-line basis over the period that the award vests.

Restricted Stock Awards and Restricted Stock Units

Effective September 24, 2009, the Company adopted the Euramax Holdings, Inc. Executive Incentive Plan (the "Plan"). Under the Plan, the Company reserved 21,737 restricted shares of Class A Common Stock for issuance to selected officers, directors and other key employees. To the extent that shares issued under the plan are forfeited or the award terminates, such shares may be reissued under the plan. The plan terminates on September 23, 2019.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

8.     Stock Compensation (Continued)

A summary of changes in unvested shares of restricted stock for the year ended December 31, 2012 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2011	9,825	$636
Granted	1,200	784
Vested	(4,300)	643
Forfeited	(375)	654
Outstanding at December 31, 2012	6,350	$658

During 2012, the Company granted 800 shares of restricted stock awards and 400 shares of restricted stock units of Class A Common Stock to employees under the plan. During 2011, the Company granted 750 shares of restricted stock awards and 700 shares of restricted stock units. The restricted stock awards and restricted stock units vest ratably over four years based upon continued employment or immediately upon a change in control or termination of employment by reason of death or disability. Restricted stock units are required to be settled by issuance of shares of the Company's common stock. Shares issued pursuant to the plan are subject to a stockholders agreement (the Stockholders Agreement) entered into in 2009. The Stockholders Agreement contains certain restrictions on the ability of stockholders to transfer common stock of the Company. The Stockholder Agreement also provides stockholders with customary tag-along rights and drag-along rights with respect to certain transfers of stock or equity securities of the Company and customary preemptive rights in connection with the issuance of common stock or equity securities by the Company.

The fair value of restricted stock awards and restricted stock units was estimated on the date of grant based on the estimated fair value of the Company's Class A common stock determined using an income and market valuation analysis. The weighted average grant date fair value of the 2012 and 2011 grants were $784 and $577 per share, respectively. During 2012, 2011, and 2010, the Company recognized expense of approximately $3.0 million, $3.0 million, and $2.3 million related to restricted stock awards and restricted stock units within selling and general expenses.

Determining the fair value of the Company's common stock requires making complex and subjective judgments. Accordingly, the Company performed valuations using an income and market approach for grants made during 2012 and 2011. The Company's income approach to valuation is based on a discounted future cash flow approach that uses its estimates of revenue, driven by assumed market growth rates, and estimated costs as well as appropriate discount rates. The Company's revenue forecasts are based on expected annual growth rates and other assumptions that are consistent with the plans and estimates the Company uses to manage the business. The Company applied discount rates of 10.3% and 11.0% in 2012 and 2011, respectively, to calculate the present value of its future cash flows, which was determined using the Capital Asset Pricing Model. The Company also applied a 25% lack of marketability discount, which accounts for the fact that private companies are less liquid than similar public companies, and a 20% minority interest discount. These discounts were estimated based on comparable market transactions and other analyses.

As of December 31, 2012, the Company had approximately $3.0 million of unrecognized compensation cost related to stock-based compensation arrangements granted under the Plan. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of approximately 1.0 year.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

9.	Income Taxes

The provision/(benefit) for income taxes is comprised of the following:

	Year Ended
	December 31, 2012	December 30, 2011	December 31, 2010
Current:
United States
Federal	$346	$(116)	$(2,673)
State	77	715	949
Foreign	72	1,913	4,997
Total Current	495	2,512	3,273
Deferred:
United States
Federal	1,300	2,014	(12,135)
State	212	(399)	(1,776)
Foreign	(3,730)	(812)	(3,823)
Total Deferred	(2,218)	803	(17,734)
	$(1,723)	$3,315	$(14,461)

The U.S. and foreign components of loss from continuing operations before income taxes are as follows:

	Year Ended
	December 31, 2012	December 30, 2011	December 31, 2010
United States	$(21,215)	$(55,991)	$(52,119)
Foreign	(17,276)	(3,411)	(730)
	$(38,491)	$(59,402)	$(52,849)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

9.     Income Taxes (Continued)

Reconciliation of the differences between income taxes computed at the U.S. Federal statutory tax rate and the Company's income tax benefit follows:

	Year Ended
	December 31, 2012	December 30, 2011	December 31, 2010
Tax benefit at U.S. Federal statutory rate	$(13,472)	$(20,791)	$(18,497)
State income taxes, net of U.S. Federal income tax benefit	188	205	(729)
Earnings taxed at rates different than the U.S. Federal statutory rate	(6,271)	(6,049)	(185)
Impact of non-deductible interest	—	—	1,885
Changes in enacted tax rates	(63)	135	(101)
Implementation of tax planning strategies	—	—	(8,494)
Change in valuation allowances	16,310	24,689	4,075
Impact of changes in uncertain tax positions	386	938	(2,442)
Foreign dividends	—	2,889	8,040
Other, net	1,199	1,299	1,987
	$(1,723)	$3,315	$(14,461)

At December 31, 2012 and December 30, 2011, the tax-effected temporary differences are as follows:

	Asset (Liability)
	December 31, 2012	December 30, 2011
Current deferred tax assets, net
Accrued expenses	$609	$987
Accounts receivable	879	1,444
Inventories	(149)	(80)
Other	1,642	2,654
Valuation allowance	(2,921)	(3,990)
Total Current, net	60	1,015
Non-current deferred tax liabilities, net
Property, plant, and equipment	(24,714)	(26,141)
Customer relationships	(23,394)	(26,997)
Net operating losses	74,137	62,150
Other liabilities	316	3,676
Other	8,117	8,150
Valuation allowance	(54,813)	(42,333)
Total Non-current, net	(20,351)	(21,495)
Total, net	$(20,291)	$(20,480)

Total gross deferred tax assets were $88.3 million and $70.5 million as of December 31, 2012 and December 30, 2011, respectively. Total gross deferred tax liabilities were $(50.9) million and $(44.7) million as of December 31, 2012 and December 30, 2011, respectively.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

9.     Income Taxes (Continued)

Deferred taxes have not been provided on the undistributed earnings of foreign subsidiaries, which are considered to be permanently invested. It should be noted, however, that U.S. incremental tax has been provided on undistributed earnings because of certain U.S. deemed dividend inclusion rules. The Company has U.S. federal, U.S. state and foreign NOL carryforwards totaling approximately $147.0 million, $617.4 million and $24.0 million, respectively, which expire between 2013 and 2033. The Company's valuation allowance was $57.7 million and $46.3 million as of December 31, 2012 and December 30, 2011, respectively. All domestic NOLs and other operating loss carryforwards are potentially subject to certain statutory limitations on future use.

A reconciliation of the beginning and ending amount of world-wide valuation allowances is as follows:

	2012	2011	2010
Balance, beginning of year	$(46,323)	$(20,027)	$(26,297)
Additions	(11,411)	(26,296)	(5,008)
Reductions	—	—	11,278
Balance, end of year	$(57,734)	$(46,323)	$(20,027)

In 2012, 2011 and 2010, the Company recorded valuation allowances against certain of its deferred tax assets subsequent to analyzing recoverability of its net asset. The Company analyzed the four sources of taxable income described in ASC 740 and determined that a valuation allowance is required to reduce a portion of its U.S. and foreign deferred tax assets, as it is more likely than not that some portion of the deferred tax assets will not be realized.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2012	2011	2010
Balance, beginning of year	$(11,395)	$(17,368)	$(24,028)
Additions for tax positions of current year	(280)	(2,067)	—
Additions for tax positions of prior years	—	(466)	—
Reductions for tax positions of current year	—	8,506	6,660
Reductions for tax positions of prior years	466	—	—
Balance, end of year	$(11,209)	$(11,395)	$(17,368)

On December 31, 2012 and December 30, 2011, the gross amount of unrecognized tax benefits was $11.2 million and $11.4 million, respectively, exclusive of interest and penalties. As of December 31, 2012 and December 30, 2011, if we were to prevail on all unrecognized tax benefits, $11.2 million and $11.4 million, respectively, would have benefited the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. The Company had approximately $3.3 million, $2.9 million and $2.4 million in interest accrued at December 31, 2012, December 30, 2011 and December 31, 2010, respectively. Interest and penalties recognized in 2012 and 2011 were approximately $0.4 million and $0.4 million, respectively. No interest and penalties were recognized in 2010.

The Company's 2008 - 2009 French income tax returns were adjusted following an examination by tax authorities. The Company reduced the unrecognized tax benefits related to those returns in 2012 by $0.5 million.

During the next 12 months, the Company estimates $9.0 million of our gross unrecognized tax benefit will reverse due to expiration of statutes. The Company files income tax returns in the U.S. federal and state and local jurisdictions, and in the U.K., Canada, the Netherlands, and France. Under the generally accepted statute of limitation rules, the Company is not subject to changes in income taxes by any taxing jurisdiction for years prior to 2005.

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

The following table sets forth the reconciliations of the change in projected benefit obligations and plan assets, the funded status of the Company's defined benefit plans and the amounts recognized in the Company's consolidated balance sheets:

	Year Ended
	December 31, 2012		December 30, 2011
	US	UK	US	UK
Change in benefit obligation:
Projected benefit obligation at beginning of year	$11,778	$45,695	$9,258	$43,685
Service cost	59	—	59	—
Interest cost	513	2,371	510	2,381
Actuarial loss	988	60	2,205	1,639
Benefits paid	(286)	(1,995)	(254)	(1,782)
Currency translation adjustment	—	2,084	—	(228)
Projected benefit obligation at end of year	13,052	48,215	11,778	45,695
Accumulated benefit obligation at end of year	13,052	48,215	11,778	45,695

Change in plan assets:
Fair value of plan assets at beginning of year	7,185	26,109	6,956	26,682
Actual gain (loss) on plan assets	854	1,524	312	(1,807)
Expected return on assets	—	1,680	—	1,847
Employer contributions	178	872	182	1,251
Administrative Expenses	(34)	—	(11)	—
Benefits paid	(286)	(1,995)	(254)	(1,782)
Currency translation adjustment	—	1,237	—	(82)
Fair value of plan assets at end of year	7,897	29,427	7,185	26,109
Funded status	$(5,155)	$(18,788)	$(4,593)	$(19,586)

Amounts recognized in the consolidated balance sheets:
Other liabilities	$(5,155)	$(18,788)	$(4,593)	$(19,586)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

10.     Employee Benefit Plans (Continued)

Pretax amounts in accumulated other comprehensive income not yet recognized as components of net periodic pension cost are as follows:

	December 31, 2012	December 30, 2011
Net actuarial loss	$10,134	$11,255
Net amounts recognized in balance sheets	$10,134	$11,255

Amounts in accumulated other comprehensive income expected to be recognized as components of net periodic pension costs in 2013 are not significant.

Pre-tax amounts recognized in other comprehensive income consist of the following:

	Year Ended
	December 31, 2012		December 30, 2011		December 31, 2010
	US	UK	US	UK	US	UK
Net actuarial loss (gain)	$743	$(1,483)	$2,448	$3,300	$100	$(4,444)
Effect of curtailment	—	—	—	—	(29)	—
Amortization of actuarial loss	(252)	(92)	(43)	—	(34)	(306)
Amortization of prior service cost	—	—	—	—	(1)	—
Adjustment (currency loss)	—	—	—	25	—	—
Total recognized in other comprehensive income	$491	$(1,575)	$2,405	$3,325	$36	$(4,750)

The Company expects to contribute approximately $0.1 million and $0.6 million to its U.S. and UK plans, respectively, during fiscal 2013.

Weighted average assumptions used in computing the benefit obligations are as follows:

	December 31, 2012		December 30, 2011
	US	UK	US	UK
Weighted-average assumptions
Discount rate	4.01%	4.50%	4.40%	4.90%

Weighted average assumptions used in computing net periodic pension cost are as follows:

	Year Ended
	December 31, 2012		December 30, 2011		December 31, 2010
	US	UK	US	UK	US	UK
Weighted-average assumptions
Discount rate	4.40%	4.90%	5.57%	5.40%	6.10%	5.66%
Rate of compensation increases	—	—	—	—	—	—
Expected long-term rate of return on plan assets	8.00%	6.47%	8.00%	6.78%	8.00%	7.00%

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

10.     Employee Benefit Plans (Continued)

Net periodic pension cost for the plans includes the following components:

	Year Ended
	December 31, 2012		December 30, 2011		December 31, 2010
	US	UK	US	UK	US	UK
Components of net periodic pension cost
Service cost	$59	$—	$59	$—	$327	$—
Interest cost	513	2,371	510	2,381	526	2,544
Expected return on assets	(576)	(1,680)	(555)	(1,847)	(498)	(1,709)
Amortization of actuarial loss	252	92	43	—	34	306
Amortization of prior service cost	—	—	—	—	1	—
Effect of curtailment	—	—	—	—	29	—
Total Company defined benefit net periodic pension cost	248	783	57	534	419	1,141
Multi-employer benefit expense	1,303	—	1,247	—	1,144	—
Multi-employer pension withdrawal penalty	39	—	1,200	—	—	—
Net periodic pension cost	$1,590	$783	$2,504	$534	$1,563	$1,141

The following table sets forth the actual asset allocation for the plans as of December 31, 2012, December 30, 2011, and December 31, 2010 and the target asset allocation for the plans:

	December 31, 2012		December 30, 2011		December 31, 2010		Target
	US	UK	US	UK	US	UK	US	UK
Equity securities	66%	—%	42%	62%	50%	67%	60%	—%
Debt securities	22%	36%	23%	37%	27%	32%	37%	35%
Cash and cash equivalents	1%	1%	27%	1%	23%	1%	3%	—%
Investment funds	11%	63%	8%	—%	—%	—%	—%	65%

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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

10.     Employee Benefit Plans (Continued)

The following table presents the fair value of the U.S. Plan pension assets classified under the appropriate level of fair value hierarchy as of December 31, 2012 and December 30, 2011:

	December 31, 2012				December 30, 2011
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$125	$—	$—	$125	$1,919	$—	$—	$1,919
Equity securities
U.S Equities (b)	4,002	—	—	4,002	2,284	—	—	2,284
Global Equities (c)	1,191	—	—	1,191	744	—	—	744
Debt securities (d)	1,716	—	—	1,716	1,653	—	—	1,653
Investment funds (e)	863	—	—	863	585	—	—	585
Total U.S. Plan Assets	$7,897	$—	$—	$7,897	$7,185	$—	$—	$7,185

(a)	Cash and cash equivalents consists of a short term investment in marketable securities valued at cost.

(b)	U.S. equities consist of exchange traded funds valued at closing price on the active market which they are traded.

(c)
Global equities consist of mutual funds invested in international equities. The value is based on the net asset value of the fund divided by the number of shares outstanding, which is updated daily. The net asset value is based on quoted market prices for underlying equities. The funds have regularly occurring transactions and regularly available pricing.

(d)
Debt securities consist of mutual funds invested in fixed income securities. The value is based on the net asset value of the fund divided by the number of shares outstanding, which is updated daily. The net asset value is based on market value of the underlying assets. The funds have regularly occurring transactions and regularly available pricing.

(e)
Investment funds consist of balanced equity and debt mutual funds. The value is based on net asset value of the fund divided by the number of shares outstanding, which is updated daily. The net asset value is based on the market value of the underlying assets. The funds have regularly occurring transactions and regularly available pricing.

The following table presents the fair value of the UK Plan pension assets classified under the appropriate level of fair value hierarchy as of December 31, 2012 and December 30, 2011:

	December 31, 2012				December 30, 2011
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (f)	$286	$—	$—	$286	$295	$—	$—	$295
Global Equities (g)	—	—	—	—	16,259	—	—	16,259
Debt securities (h)	10,702	—	—	10,702	9,555	—	—	9,555
Investment Funds (i)	9,541	8,898	—	18,439	—	—	—	—
Total UK Plan Assets	$20,529	$8,898	$—	$29,427	$26,109	$—	$—	$26,109

(f)	Cash and cash equivalents consists of cash held in bank accounts and short term investments valued at cost.

(g)
Global equities consist of a mutual fund invested in international equities. The value is based on the net asset value of the fund divided by the number of shares outstanding, which is updated daily. The net asset value is based on quoted market prices for underlying equities. The fund has regularly occurring transactions and regularly available pricing.

(h)
Debt securities consist of a mutual fund invested in corporate bonds. The value is based on the net asset value of the fund divided by the number of shares outstanding, which is updated daily. The net asset value is based on market prices for underlying assets. The fund has regularly occurring transactions and regularly available pricing.

(i)
Investment Funds consist of mutual and pooled pension funds. The value is based on the net asset value of the fund divided by the number of shares outstanding. The net asset value is based on market prices for underlying assets. The funds have regularly available pricing. The funds are classified as Level 1 or Level 2 based on the volume of market activity.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

10.     Employee Benefit Plans (Continued)

Total benefit payments expected to be paid to participants from the plans are as follows:

	Expected Benefit Payments
	US	UK
2013	$239	$1,587
2014	271	1,803
2015	311	1,810
2016	354	1,839
2017	399	1,950
2018 - 2022	2,939	11,300

Multi-employer Benefit Plans

The Company makes contributions to two multi-employer defined benefit pension plans based on obligations under collective bargaining agreements covering employees in our Feasterville, Pennsylvania and Ivyland, Pennsylvania locations. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:
a) Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
b) If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.
c) If the Company chooses to stop participating in one of its multiemployer plans, it may be required to pay the plan an amount based on the underfunded status of the plan, referred to as withdrawal liability.

Withdrawal Activity

In prior years, the Company made payments based on hours worked into a multi-employer pension trust established for the benefit of certain collective bargaining employees in our Romeoville, Illinois location. During the second quarter of 2011, the Company announced plans to move its operations in Romeoville, IL to its existing facility in Nappanee, IN. This move, intended to reduce fixed overhead costs, triggered an early withdrawal from the Central States, Southeast and Southwest Areas Pension Plan benefiting hourly employees at the Romeoville facility. As a result, the Company recorded a $1.2 million charge in its U.S. Residential Products segment for liabilities associated with this withdrawal. The liability represents the present value of estimated future payments for the Company's proportionate share of unfunded vested benefits under the multiemployer plan. The Company received notification of the final assessment from the plan trustee in July 2012. The total withdrawal liability was determined to be $1.2 million. Total contributions to the Central States, Southeast and Southwest Areas Pension Plan were not significant in 2011 or 2010.
Plan Contributions

The Company’s participation in these plans for the annual period ended December 31, 2012, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2012 and 2011 is for the plan’s year-end as of December 30, 2011 and December 31, 2010, respectively. The zone status is based on information the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. This last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. The Company's contributions to the Teamsters Pension Trust Fund of Philadelphia and Vicinity have not exceeded 5 percent of total plan contributions for the fiscal years 2012, 2011 or 2010. The Company's contributions to the Warehouse Employees Local 169 and Employers Joint Pension Fund exceeded 5 percent in 2012, but did not exceed 5 percent in 2011 or 2010.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

10.     Employee Benefit Plans (Continued)

		Pension Protection Act Zone Status			Company Contributions (in thousands)
									Expiration of Collective Bargaining Agreement
Plan Name	EIN/Pension Plan Number	2012	2011	FIP/RP Status Implemented	2012	2011	2010	Surcharge Imposed
Teamsters Pension Trust Fund of Philadelphia and Vicinity (1)	23-1511735/001	Yellow	Yellow	Pending	$213	$211	$239	No	12/31/2012
Warehouse Employees Local 169 and Employers Joint Pension Fund	23-6230368/001	Red	Red	Implemented	$955	$1,036	$905	Yes	12/31/2013
Total contributions					$1,168	$1,247	$1,144
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

Supplemental Executive Retirement Plan

The Company has a supplemental retirement plan for members of management. At December 31, 2012 and December 30, 2011 the accrued liability for future benefits under the plan was $0.4 million and $0.5 million, respectively. This liability is recorded in other long-term liabilities in the Company's consolidated balance sheets. Benefits expense in 2012, 2011 and 2010 was not significant.

Defined Contribution

The Company maintains two defined contribution retirement and savings plans for U.S. employees, which allow the employees to contribute a percentage of their pretax and/or after-tax income in accordance with specified guidelines. The Company matches a certain percentage of employee pre-tax contributions up to certain limits. Further, the plans provide for discretionary contributions by the Company based on years of service and age. The Company's expense in 2012, 2011 and 2010 was $0.6 million, $0.6 million and $0.5 million, respectively.

The Company also contributes to various defined contribution plans for European employees. Total contributions under these plans totaled $2.2 million in 2012, $2.1 million in 2011, and $1.3 million in 2010.

Incentive Plans

The Company has an incentive compensation plan that covers key employees. The costs of the plan are computed in accordance with a formula that incorporates EBITDA (as defined in the plan) and return on average net assets. Compensation expense recorded under the plan in 2012 and 2011 was not significant. Compensation expense in 2010 was $3.5 million.

In May 2011, the Company established the Phantom Stock Plan (“the Plan”) to provide a limited number of key employees a long term monetary incentive based on the financial condition and performance of the Company. The Plan allows for a maximum of 5,000 Phantom Shares, of which 386 and 4,393 units were granted during 2012 and 2011, respectively. Under the Plan, participants are granted Phantom Shares which entitle the participant to receive payments in cash which are determined based on the Company's earnings and outstanding debt as of the measurement date. In December 2012, the measurement date was amended from the original measurement date of December 31, 2013 to December 31, 2015. No other changes or amendments to the plan were made. Payments are to be made in two equal installments as of the last day of the first quarter of 2016 and 2017. Participants must be employed on the date of payout to be eligible for cash reward. Total compensation expense recorded in fiscal year 2012 and 2011 related to the Plan totaled approximately $0.3 million and $1.3 million, respectively. The Company has recorded the associated liability within other liabilities.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

11.	Commitments and Contingencies

Minimum commitments under long-term non-cancelable operating leases, principally for equipment and facilities at December 31, 2012, were as follows:

2013	$7,842
2014	4,847
2015	4,045
2016	2,520
2017	2,236
Thereafter	16,752
$38,242

Rent expense under operating leases amounted to $11.6 million, $12.5 million, and $14.2 million for the years 2012, 2011, and 2010, respectively.

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

To ensure a margin on specific customer orders, the Company may commit to purchase aluminum ingot or coil at a fixed market price for future delivery. At December 31, 2012, such fixed price purchase commitments were approximately $17.5 million for 2013 sales. These contracts are for normal purchases and sales, and therefore are not required to be accounted for as derivatives.

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
(in thousands, except share data)

11.     Commitments and Contingencies (Continued)

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

Product Warranties

The Company provides warranties on certain products. The warranty periods differ depending on the product, but generally range from one year to limited lifetime warranties. The Company provides accruals for warranties based on historical experience and expectations of future occurrence. Changes in the product warranty accrual are summarized follows:

	Year Ended
	December 31, 2012	December 30, 2011	December 31, 2010
Balance, beginning of year	$5,050	$5,561	$5,242
Payments made or service provided	(2,849)	(4,340)	(3,225)
Warranty expense	2,948	3,445	3,671
Foreign currency translation	(51)	384	(127)
Balance, end of year	$5,098	$5,050	$5,561

Collective Bargaining

As of December 31, 2012, approximately 9.1% of the Company's labor force is represented by collective bargaining agreements and 26.7% of the labor force is represented by work councils. Additionally, as of December 31, 2012, none of the Company's labor force is working under an expired collective bargaining agreement that is being renegotiated. Approximately 6.2% of the Company's labor force is covered by a collective bargaining agreement that will expire within one year.

12.	Related-Party Transactions

Senior Unsecured Loan Facility

In March 2011, Euramax Holdings, Euramax and certain of our domestic subsidiaries entered into the Senior Unsecured Loan Facility with investment funds affiliated with Highland Capital Management, L.P. and Levine Leichtman Capital Partners, as lenders. The amount outstanding under the Senior Unsecured Loan Facility as of the dates of this report, and the maximum amount outstanding during 2012, was $125 million. Total intercompany interest on the Senior Unsecured Loan Facility for 2012 and 2011 totaled $15.6 million and $12.2 million, respectively. For a description of the terms of the Senior Unsecured Loan Facility, refer to Note 5 Long-Term Debt.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

13.	Segment Information

The Company manages its business and serves its customers through reportable segments differentiated by product type, end market, and geography. In the first quarter of 2012, the Company completed a reorganization of its U.S. operational structure. The reorganization included the consolidation of all U.S. operating companies into one legal entity and realigned reporting and management responsibilities based upon the Company's residential and commercial product offerings. As a result of the reorganization, the Company has identified two U.S. reporting segments; U.S. Residential Products and U.S. Commercial Products. Prior to this reorganization, the Company's reporting segments consisted of U.S. Residential Building Products, U.S. Non-Residential Building Products and U.S. RV and Specialty Building Products. The Company's 2011 and 2010 results have been adjusted to reflect the change in reportable segments. These organizational changes did not impact the Company's European reportable segments.
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
U.S. Commercial Products—The U.S. Commercial Products segment utilizes various materials, including steel coil, aluminum coil and fiberglass to create various products with commercial applications, including roofing and siding panels, ridge caps, flashing, trim, soffit and other accessories as well as sidewall components, siding and other exterior components for the towable RV, cargo and manufactured housing markets. The Company sells these products to builders, contractors, lumber yards, home improvement retailers, OEMs, and RV manufacturers from manufacturing and distribution facilities located throughout the U.S. These products are used in the construction of a wide variety of small scale commercial, agricultural and industrial building types on either wood or metal frames, manufactured homes, and towable RVs.
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
The accounting policies for segments are the same as those described in Note 1. The Company evaluates the performance of its segments and allocates resources to them based primarily on segment income or (loss) from operations. Expenses, income and assets that are not segment specific relate to holding company and business development activities conducted for the overall benefit of the Company and, accordingly, are not attributable to the Company's segments.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

13.     Segment Information (Continued)

Beginning in 2012, the Company has allocated depreciation expense related to its North America ERP system to its U.S. Residential and U.S. Commercial Products Segments. In prior years, depreciation expense related to the ERP system was recorded at the Company's Corporate Headquarters and included in other non-allocated expenses. Expenses related to the North America ERP system were previously allocated to the North America segments through a corporate charge, and therefore, were included in earnings (loss) from operations for the appropriate segment. All amounts in the following tables include the adjustment described above.

The following table presents information about reported segments for the years ended December 31, 2012, December 30, 2011 and December 31, 2010.

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
2012
Net sales:
Third party	$281,099	$292,304	$196,087	$67,650	$—	$—	$837,140
Intersegment	951	519	519	—	—	(1,989)	—
Total net sales	$282,050	$292,823	$196,606	$67,650	$—	$(1,989)	$837,140
Income (loss) from operations	$22,489	$(1,399)	$9,208	$(6,586)	$(12,357)	$—	$11,355
Depreciation and amortization	$11,674	$10,774	$9,455	$2,480	$401	$—	$34,784
Capital expenditures	$1,495	$1,255	$2,275	$627	$1,488	$—	$7,140
Total assets (1)	$173,719	$115,525	$221,950	$55,898	$27,330	$—	$594,422

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
2011
Net sales:
Third party	$305,366	$301,286	$243,497	$83,529	$—	$—	$933,678
Intersegment	1,177	284	553	—	—	(2,014)	—
Total net sales	$306,543	$301,570	$244,050	$83,529	$—	$(2,014)	$933,678
Income (loss) from operations (2)	$18,226	$(3,901)	$13,619	$(2,055)	$(15,595)	$—	$10,294
Depreciation and amortization	$11,994	$11,004	$10,790	$3,086	$320	$—	$37,194
Capital expenditures	$996	$3,558	$2,144	$1,629	$1,824	$—	$10,151
Total assets (1)	$174,835	$117,709	$234,513	$63,579	$28,610	$—	$619,246

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

13.     Segment Information (Continued)

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
2010
Net sales:
Third party	$300,262	$293,679	$210,534	$79,225	$—	$—	$883,700
Intersegment	1,342	1,117	1,030	—	—	(3,489)	—
Total net sales	$301,604	$294,796	$211,564	$79,225	$—	$(3,489)	$883,700
Income (loss) from operations	$24,701	$(7,569)	$17,331	$310	$(15,805)	$—	$18,968
Depreciation and amortization	$12,285	$11,610	$10,848	$2,941	$1,016	$—	$38,700
Capital expenditures	$2,639	$2,660	$2,126	$2,585	$2,155	$—	$12,165
Total assets (1)	$190,699	$112,257	$257,550	$67,355	$39,029	$—	$666,890

(1) Segment assets include cash, accounts receivable, inventories, other current assets, fixed assets, goodwill, intangibles, and other long term assets. Other non-allocated assets include all corporate assets, as well as deferred taxes and income taxes receivable.

(2) Income from operations in our U.S. Residential Products Segment for the year ended December 30, 2011 included a $1.2 million charge for the early exit from a multiemployer pension plan.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

13.     Segment Information (Continued)

The following table reflects revenues from external customers by markets for the periods indicated. Revenues from external customers by groups of similar products have not been provided as it is impracticable to do so.

		Year Ended
Customer/Markets	Primary Products	December 31, 2012	December 30, 2011	December 31, 2010
Original Equipment Manufacturers (OEMs)	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; windows and roofing; and composite building panels	$202,556	$240,769	$219,191
Home Improvement Retailers	Rain carrying systems, roofing accessories, windows, doors and shower enclosures	181,363	201,107	192,307
Industrial and Architectural Contractors	Standing seam panels and siding and roofing accessories	148,231	171,259	158,315
Rural Contractors	Steel and aluminum roofing and siding	144,398	143,921	133,658
Distributors	Metal coils, rain carrying systems and roofing accessories	91,505	101,085	102,365
Home Improvement Contractors	Vinyl replacement windows; metal coils; rain carrying systems; metal roofing and insulated roofing panels; patio and entrance doors; and awnings	35,674	38,227	41,858
Manufactured Housing	Steel siding and trim components	33,413	37,310	36,006
		$837,140	$933,678	$883,700

The following tables reflect net sales and long-lived asset information by geographic areas for the periods indicated:

	Net Sales
	Year Ended
	December 31, 2012	December 30, 2011	December 31, 2010
United States	$564,254	$596,720	$584,551
The Netherlands	154,153	188,940	164,275
United Kingdom	72,699	92,574	86,264
France	36,886	45,513	39,219
Canada	9,148	9,931	9,391
	$837,140	$933,678	$883,700

	Long Lived Assets
	December 31, 2012	December 30, 2011
United States	$69,241	$72,848
The Netherlands	36,428	37,382
United Kingdom	19,732	19,746
France	13,358	13,786
Canada	2,449	2,787
	$141,208	$146,549

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

13.     Segment Information (Continued)

Non-U.S. revenue is classified based on the country in which the legal subsidiary is domiciled. The Company's largest customer accounted for 13.3% of 2012, 11.1% of 2011 and 11.3% of 2010 net sales. Sales from this customer are included in the U.S. Residential Products and U.S. Commercial Products segments. As of December 31, 2012, this customer had an outstanding trade receivable balance of $6.2 million. No other customer represented greater than 10% of the Company's revenues in 2012, 2011, or 2010.

14. Subsequent Events

On March 25, 2013, the ABL Credit Facility was amended to, among other items, (i) extend the maturity date to January 1, 2016, (ii) reduce the Minimum Excess Availability Reserve to $1.0 million from 20% of outstanding borrowings, and (iii) reduce the excess availability threshold from 15.0% to 12.5%. In the event excess availability falls below the 12.5% threshold, Euramax would be required to meet, for the period from the amendment date to November 30, 2013, a Minimum Consolidated Adjusted EBITDA of $55 million, and after November 30, 2013, a Minimum Consolidated Fixed Charge Coverage Ratio of 1.15 to 1.00.

15. Supplemental Guarantor Condensed Financial Information

On March 18, 2011, Euramax Holdings, Inc. (presented as Parent in the following schedules), through its 100%-owned subsidiary, Euramax International, Inc. (presented as Issuer in the following schedules) issued $375 million of its 9.50% Senior Secured Notes due 2016 (the "Notes"). The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Euramax Holdings, Inc. Additionally, the Notes were fully and unconditionally guaranteed by all material domestic subsidiaries, collectively referred to as the "Guarantors." On December 30, 2011, as permitted by the First Supplemental Indenture, the Company completed the merger of the Guarantor subsidiaries with Euramax International, Inc. This merger does not adversely affect the legal rights under the Indenture of any holder of the Notes in any material respect. All other subsidiaries of Euramax International, Inc., whether direct or indirect, do not guarantee the Senior Secured Notes (the "Non-Guarantors").

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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

14.    Supplemental Guarantor Condensed Financial Information (Continued)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2012
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$1,574	$8,450	$—	$10,024
Accounts receivable, net of allowance for doubtful accounts	—	39,743	34,133	—	73,876
Inventories, net	—	62,986	26,308	—	89,294
Income taxes receivable	—	388	1,139	—	1,527
Deferred income taxes	—	793	114	—	907
Other current assets	—	3,358	1,431	—	4,789
Total current assets	—	108,842	71,575	—	180,417
Property, plant, and equipment, net	—	69,241	71,967		141,208
Amounts due from affiliates	—	218,957	30,651	(249,608)	—
Goodwill	—	81,310	118,065	—	199,375
Customer relationships, net	—	33,620	20,969	—	54,589
Other intangible assets, net	—	7,475	—	—	7,475
Investment in consolidated subsidiaries	(81,316)	18,549	—	62,767	—
Deferred income taxes	—	—	68	—	68
Other assets	—	6,225	5,065	—	11,290
Total assets	$(81,316)	$544,219	$318,360	$(186,841)	$594,422

Liabilities and Shareholders' (deficit) equity
Current liabilities:
Accounts payable	$—	$34,921	$20,962	$—	$55,883
Accrued expenses	10	17,582	13,075	—	30,667
Accrued interest payable	—	9,017	—	—	9,017
Deferred income taxes	—	—	847	—	847
Total current liabilities	10	61,520	34,884	—	96,414
Long-term debt	—	516,674	—	—	516,674
Amounts due to affiliates	4,666	15,844	229,098	(249,608)	—
Deferred income taxes	—	8,621	11,798	—	20,419
Other liabilities	—	22,876	24,031	—	46,907
Total liabilities	4,676	625,535	299,811	(249,608)	680,414

Shareholders' (deficit) equity:
Common stock	189	—	21	(21)	189
Additional paid-in capital	721,869	658,970	199,452	(858,422)	721,869
Accumulated loss	(818,855)	(751,091)	(195,851)	946,942	(818,855)
Accumulated other comprehensive income	10,805	10,805	14,927	(25,732)	10,805
Total shareholders' (deficit) equity	(85,992)	(81,316)	18,549	62,767	(85,992)
Total liabilities & shareholders' (deficit) equity	$(81,316)	$544,219	$318,360	$(186,841)	$594,422

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

Shareholders' equity (deficit):
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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

14.    Supplemental Guarantor Condensed Financial Information (Continued)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2012
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$565,237	$281,912	$(10,009)	$837,140
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	—	474,058	236,996	(10,009)	701,045
Selling and general (excluding depreciation and amortization)	318	55,752	27,422	—	83,492
Depreciation and amortization	—	22,403	12,381	—	34,784
Other operating charges	—	2,336	4,089	—	6,425
Multiemployer pension withdrawal	—	39	—	—	39
Income (loss) from operations	(318)	10,649	1,024	—	11,355
Equity in earnings of subsidiaries	(36,450)	(13,618)	—	50,068	—
Interest expense	—	(53,859)	(999)	—	(54,858)
Intercompany interest income (expense)	—	17,353	(17,353)	—	—
Other income, net	—	4,960	52	—	5,012
Loss before income taxes	(36,768)	(34,515)	(17,276)	50,068	(38,491)
(Benefit) provision for income taxes	—	1,935	(3,658)	—	(1,723)
Net loss	$(36,768)	$(36,450)	$(13,618)	$50,068	$(36,768)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
For the Year Ended December 31, 2012
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Total
Net loss	$(36,768)	$(36,450)	$(13,618)	$50,068	$(36,768)
Other comprehensive income:
Foreign currency translation adjustment	80	80	367	(447)	80
Pension liability adjustment, net of tax	953	953	1,196	(2,149)	953
Total other comprehensive income	$1,033	$1,033	$1,563	$(2,596)	$1,033
Total comprehensive loss	$(35,735)	$(35,417)	$(12,055)	$47,472	$(35,735)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

14.    Supplemental Guarantor Condensed Financial Information (Continued)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 30, 2011
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$597,779	$347,811	$(11,912)	$933,678
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	—	507,136	289,941	(11,912)	785,165
Selling and general (excluding depreciation and amortization)	594	58,191	32,636	—	91,421
Depreciation and amortization	—	22,859	14,335	—	37,194
Other operating charges	—	7,718	686	—	8,404
Multiemployer pension withdrawal expense	—	1,200	—	—	1,200
Income (loss) from operations	(594)	675	10,213	—	10,294
Equity in earnings of subsidiaries	(62,123)	(4,514)	—	66,637	—
Interest expense	—	(52,163)	(3,416)	—	(55,579)
Intercompany interest income (expense)	—	14,698	(14,698)	—	—
Other income (loss), net	—	(18,606)	4,489	—	(14,117)
Loss before income taxes	(62,717)	(59,910)	(3,412)	66,637	(59,402)
Provision for income taxes	—	2,213	1,102	—	3,315
Net loss	$(62,717)	$(62,123)	$(4,514)	$66,637	$(62,717)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
For the Year Ended December 30, 2011
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Total
Net loss	$(62,717)	$(62,123)	$(4,514)	$66,637	$(62,717)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,380	2,380	2,092	(4,472)	2,380
Pension liability adjustment, net of tax	(5,837)	(5,837)	(3,351)	9,188	(5,837)
Total other comprehensive loss	(3,457)	(3,457)	(1,259)	4,716	(3,457)
Total comprehensive loss	$(66,174)	$(65,580)	$(5,773)	$71,353	$(66,174)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

14.    Supplemental Guarantor Condensed Financial Information (Continued)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2010
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$585,438	$312,158	$(13,896)	$883,700
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	—	495,992	250,355	(13,896)	732,451
Selling and general (excluding depreciation and amortization)	510	58,639	31,493	—	90,642
Depreciation and amortization	—	24,462	14,238	—	38,700
Other Operating Charges	—	2,939	—	—	2,939
Income (loss) from operations	(510)	3,406	16,072	—	18,968
Equity in earnings of subsidiaries	(38,030)	(1,891)	17	39,904	—
Interest expense	—	(55,345)	(12,988)	—	(68,333)
Intercompany interest (income) expense	—	(296)	296	—	—
Other income (loss), net	—	624	(4,108)	—	(3,484)
Loss from continuing operations before income taxes	(38,540)	(53,502)	(711)	39,904	(52,849)
(Benefit) provision for income taxes	—	(15,624)	1,163	—	(14,461)
Loss from continuing operations	(38,540)	(37,878)	(1,874)	39,904	(38,388)
Loss from discontinued operations, net of tax	—	(152)	—	—	(152)
Net loss	$(38,540)	$(38,030)	$(1,874)	$39,904	$(38,540)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
For the Year Ended December 31, 2010
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Total
Net loss	$(38,540)	$(38,030)	$(1,874)	$39,904	$(38,540)
Other comprehensive income (loss):
Foreign currency translation adjustment	(7,256)	(7,256)	(7,256)	14,512	(7,256)
Pension liability adjustment, net of tax	3,329	3,329	3,382	(6,711)	3,329
Amortization of losses on derivative instruments, net of tax	2,904	2,904	—	(2,904)	2,904
Total other comprehensive loss	(1,023)	(1,023)	(3,874)	4,897	(1,023)
Total comprehensive loss	$(39,563)	$(39,053)	$(5,748)	$44,801	$(39,563)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

14.    Supplemental Guarantor Condensed Financial Information (Continued)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$(539)	$4,524	$—	$3,985
Cash flows from investing activities:
Proceeds from sale of assets	—	1,317	4	—	1,321
Capital expenditures	—	(4,158)	(2,982)	—	(7,140)
Purchase of a business, net of cash acquired	—	(6,445)	—	—	(6,445)
Net cash used in investing activities	—	(9,286)	(2,978)	—	(12,264)

Cash flows from financing activities:
Net borrowings on ABL Credit Facility	—	8,280	—	—	8,280
Deferred Financing Fees	—	(8)	(26)	—	(34)
Due (to) from affiliates	—	2,165	(2,165)	—	—
Net cash provided by (used in) financing activities	—	10,437	(2,191)	—	8,246
Effect of exchange rate changes on cash	—	—	(4,270)	—	(4,270)
Net increase (decrease) in cash and cash equivalents	—	612	(4,915)	—	(4,303)
Cash and cash equivalents at beginning of year	—	962	13,365	—	14,327
Cash and cash equivalents at end of year	$—	$1,574	$8,450	$—	$10,024

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

14.    Supplemental Guarantor Condensed Financial Information (Continued)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 30, 2011
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(15,469)	$34,065	$—	$18,596
Cash flows from investing activities:
Proceeds from sale of assets	—	79	355	—	434
Capital expenditures	—	(6,289)	(3,862)	—	(10,151)
Contributed capital to subsidiaries	—	(99,930)	—	99,930	—
Return of capital from subsidiaries	—	151,083	—	(151,083)	—
Net cash (used in) provided by investing activities	—	44,943	(3,507)	(51,153)	(9,717)
Cash flows from financing activities:
Net borrowings on ABL Credit Facility	—	10,205	—	—	10,205
Net repayments on First Lien Credit Facility	—	(302,394)	(109,634)	—	(412,028)
Borrowings under Senior Secured Notes	—	375,000	—	—	375,000
Borrowings under Senior Unsecured Notes	—	19,812	—	—	19,812
Contributed capital to subsidiaries	—	—	99,930	(99,930)	—
Return of capital	—	—	(151,083)	151,083	—
Debt issuance costs	—	(6,510)	(4,113)	—	(10,623)
Due (to) from affiliates	—	(132,896)	132,896	—	—
Net cash used in financing activities	—	(36,783)	(32,004)	51,153	(17,634)
Effect of exchange rate changes on cash	—	—	(1,820)	—	(1,820)
Net decrease in cash and cash equivalents	—	(7,309)	(3,266)	—	(10,575)
Cash and cash equivalents at beginning of year	—	8,271	16,631	—	24,902
Cash and cash equivalents at end of year	$—	$962	$13,365	$—	$14,327

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

14.    Supplemental Guarantor Condensed Financial Information (Continued)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2010
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash (used in) provided by operating activities	$—	$(9,108)	$13,241	$—	$4,133
Cash flows from investing activities:
Proceeds from sale of assets	—	2,680	3	—	2,683
Capital expenditures	—	(7,136)	(5,029)	—	(12,165)
Net cash used in investing activities	—	(4,456)	(5,026)	—	(9,482)
Cash flow from financing activities:
Changes in cash overdraft	—	(8)	—	—	(8)
Net repayments on First Lien Credit Facility	—	(29,487)	(7,551)	—	(37,038)
Due from (to) affiliates	—	9,203	(9,203)	—	—
Net cash used in financing activities	—	(20,292)	(16,754)	—	(37,046)
Effect of exchange rate changes on cash	—	—	(2,647)	—	(2,647)
Net decrease in cash and cash equivalents	—	(33,856)	(11,186)	—	(45,042)
Cash and cash equivalents at beginning of year	—	42,127	27,817	—	69,944
Cash and cash equivalents at end of year	$—	$8,271	$16,631	$—	$24,902

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

16.	Quarterly Results of Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2012

Net sales	$198,683	$223,792	$219,173	$195,492
Cost of sales, excluding depreciation and amortization	166,565	185,135	182,557	166,788
Depreciation and amortization	8,681	8,633	8,624	8,846
Operating (loss) income	(286)	8,065	6,610	(3,034)
Loss before income taxes	(7,778)	(14,659)	(3,290)	(12,764)
Net loss	$(8,120)	$(15,592)	$(1,175)	$(11,881)

Year Ended December 30, 2011

Net Sales	$210,379	$256,858	$246,780	$219,661
Cost of sales, excluding depreciation and amortization	173,884	212,358	209,134	189,789
Depreciation and amortization	9,237	9,509	9,318	9,130
Operating income (loss)	812	8,569	3,776	(2,863)
Loss before income taxes	(9,435)	(1,280)	(27,162)	(21,525)
Net loss	$(8,331)	$(2,126)	$(27,045)	$(25,215)

The Company's interim reporting is based on a 4-4-5 week closing calendar. Prior to 2012, the fiscal year-end was always on the last Friday in the month of December. Beginning in 2012, the fiscal year will end on December 31 regardless of the day of the week. The fourth quarter of 2012 includes 3 additional days compared to the fourth quarter of 2011. The first, second, and third quarters of 2012 and 2011 include 13 weeks.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

Schedule I—Condensed Financial Information

EURAMAX HOLDINGS, INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEET
(in thousands, except share data)

	December 31, 2012	December 30, 2011
Assets
Investment in and advances to subsidiaries	$(81,316)	$(48,935)
Liabilities and shareholders' (deficit) equity
Interest and other payables	$10	$96
Amounts due to affiliates	4,666	4,262
Total liabilities	4,676	4,358
Shareholders' (deficit) equity:
Class A common stock—$1.00 par value; 600,000 shares authorized, 188,938 issued and outstanding in 2012, and 185,388 issued and outstanding in 2011	189	185
Class B convertible common stock—$1.00 par value; 600,000 shares authorized, no shares issued in 2012 and 2011	—	—
Additional paid-in capital	721,869	718,837
Accumulated loss	(818,855)	(782,087)
Accumulated other comprehensive income	10,805	9,772
Total shareholders' (deficit) equity	(85,992)	(53,293)
Total liabilities and shareholders' (deficit) equity	$(81,316)	$(48,935)

See accompanying notes.

Schedule I—Condensed Financial Information

EURAMAX HOLDINGS, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended
	December 31, 2012	December 30, 2011	December 31, 2010
Costs and expenses:
General and administrative	$(318)	$(594)	$(510)
Interest expense	—	—	—
Loss before taxes and equity in net losses of subsidiaries	(318)	(594)	(510)
Provision for income taxes	—	—	—
Net loss before equity in net losses of subsidiaries	(318)	(594)	(510)
Equity in losses of subsidiaries, net of tax	(36,450)	(62,123)	(38,030)
Net loss	$(36,768)	$(62,717)	$(38,540)

See accompanying notes.

Schedule I—Condensed Financial Information

EURAMAX HOLDINGS, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF COMPREHENSIVE OPERATIONS
(in thousands)

	Year Ended
	December 31, 2012	December 30, 2011	December 31, 2010
Net loss	$(36,768)	$(62,717)	$(38,540)
Other comprehensive income (loss):
Foreign currency translation adjustment	80	2,380	(7,256)
Pension liability adjustments, net of tax	953	(5,837)	3,329
Amortization of losses on derivative instruments, net of tax	—	—	2,904
Total other comprehensive income (loss)	$1,033	$(3,457)	$(1,023)
Total comprehensive loss	$(35,735)	$(66,174)	$(39,563)

See accompanying notes

Schedule I—Condensed Financial Information

EURAMAX HOLDINGS, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

Year Ended
	December 31, 2012	December 30, 2011	December 31, 2010
Net cash provided by operating activities	$—	$—	$—
Net cash provided by investing activities	$—	$—	$—
Net cash provided by financing activities	$—	$—	$—
Supplemental cash flow information
Income taxes paid, net	$—	$—	$—
Interest paid, net	$—	$—	$—

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

Evaluation of disclosure controls and procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (December 31, 2012). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Based on their evaluation of the Company's disclosure controls and procedures as of December 31, 2012, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective.

The required certifications of our Chief Executive Officer and our Chief Financial Officer are included as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, internal control over financial reporting and changes to internal control referred to in those certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Changes in Internal Controls
There have not been any other changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

All internal controls, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) entitled “Internal Control- Integrated Framework.” Based on such assessment, our management concluded that as of December 31, 2012 our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Limitations on the effectiveness of controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that internal control over financial reporting and our disclosure controls and procedures will prevent all errors and potential fraud. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Euramax Holdings, Inc. have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	OTHER INFORMATION

None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following sets forth certain information with respect to the board of directors and executive officers of the Company.

Name	Age	Title
Mitchell B. Lewis	51	President, Chief Executive Officer and Director
R. Scott Vansant	51	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Scott R. Anderson	51	Senior Vice President, Operations
Jeffrey C. Hummel	48	Senior Vice President, Human Resources
Jan Timmerman	47	Senior Vice President, Managing Director Europe
Michael D. Lundin	53	Chairman and Director
James G. Bradley	67	Director
Jeffrey A. Brodsky	54	Director
Alvo M. Oddis	57	Director
Trey B. Parker III	37	Director
Brian T. Stewart	31	Director

On April 12, 2012, the Company announced the election of Trey B. Parker, III and Brian T. Stewart to the board of directors of Euramax Holdings, Inc. Additionally, at that time the Company announced the departure of Majorie L. Bowen and G. Fulton Collins as members of the board of directors. There was no disagreement between Ms. Bowen or Mr. Collins and the Company on any matter relating to the Company's operations, policies, or practices.

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

R. Scott Vansant has been the chief financial officer of Euramax Holdings since July 1998 and senior vice president and secretary of Euramax Holdings since September 1996. He joined Alumax in 1991. From 1995 to 1996, Mr. Vansant served as director of internal audit for Alumax. Mr. Vansant also served in various operational positions with Alumax Building Products, Inc., including serving as controller from 1993 to 1995 and branch manager from 1992 to 1993. Prior to 1991, Mr. Vansant worked as a certified public accountant for Ernst & Young LLP. Mr. Vansant received a BBA in Accounting from Mercer University in 1984.

Scott R. Anderson became senior vice president of operations of Euramax International, Inc. in August of 2011. Mr. Anderson became president of our U.S. Residential Products segment in September 2006. Previously, he served as president of our subsidiary Amerimax Building Products, Inc. beginning in October 1998. Mr. Anderson has served in various financial and operational roles since joining our company in 1987, including operations manager of Amerimax Building Products, Inc. from 1997 to 1998 and controller of Amerimax Building Products, Inc. from 1995 to 1997. Mr. Anderson received a B.S. in Finance from the University of Utah in 1987 and an M.B.A. from New York University in 1995. He is a certified public accountant.

Jeffrey C. Hummel became senior vice president of human resources of Euramax International, Inc. in April 2008. From 2001 to 2008, Mr. Hummel was the vice president of human resources in the Barnes Distribution division of Barnes Group Inc. Mr. Hummel served as corporate counsel for Barnes Group Inc. from 1998 to 2001. From 1993 to 1998, Mr. Hummel practiced law as an associate with Skoler, Abbott & Presser, P.C. Prior to 1993, Mr. Hummel was an associate with Muller, Mintz from 1991 to 1993 and with Bingham, Dana & Gould from 1989 to 1991. Mr. Hummel received a B.S., summa cum laude, in Journalism from Boston University in 1985 and a J.D. from Emory University School of Law in 1989. On March 1, 2013, Mr. Hummel resigned as Senior Vice President, Human Resources. Mr. Hummel has agreed to provide services to the Company through September of 2013 or until the Company has effectively transitioned his responsibilities. There is no disagreement between Mr. Hummel and the Company on any matter relating to the Company's operations, policies, or practices.

Jan Timmerman became senior vice president, managing director Europe in February 2012.  Mr. Timmerman joined the Company as managing director of Euramax Coated Products on October 1, 2010. Mr. Timmerman is an experienced international executive having spent over twenty years in various operations, marketing and general management positions with Philips Lighting Electronics. Immediately prior to joining Euramax, Mr. Timmerman served as the chief executive officer for Philips Consumer Lighting EMEA. Mr. Timmerman earned his Masters of Science degree from the University of Twente in Enschede, Netherlands and has taken numerous executive training courses in international management, marketing and mergers and acquisitions from IMD in Lausanne, Switzerland and the Kellogg Graduate School of Management at Northwestern University in Chicago.

Michael D. Lundin has been a director of Euramax Holdings since July 2009, and became chairman of Euramax Holdings at that time. Mr. Lundin has also served on the Audit Committee since July of 2009. Mr. Lundin is currently a partner in Resilience Capital Partners, a private equity firm focused on investments in companies in special situations. Previously, Mr. Lundin was president and chief executive officer of the Oglebay Norton Company, a miner, processor, transporter and marketer of industrial minerals and aggregates from December 2002 until February 2008, and was employed by Oglebay Norton since 2000. Oglebay Norton filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on February 23, 2004. Prior to joining Oglebay Norton, Mr. Lundin served as vice president and then president/partner of Michigan Limestone Operations, LP. Mr. Lundin earned a B.S. in Manufacturing Engineering and Product Development from the University of Wisconsin and an M.B.A. from Loyola Marymount University. Mr. Lundin is currently a director of Rand Logistics, Inc., Broder Bros., Co., Avtron, Inc. and U.S. Concrete Inc. and, until 2008, was a director of Oglebay Norton Company. Mr. Lundin brings to our board extensive corporate oversight and financial management expertise as well as strategic and financial transactional experience.

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

Jeffrey A. Brodsky has been a director of Euramax Holdings since July 2009. Mr. Brodsky is currently leading Quest Turnaround Advisors, L.L.C. ("Quest") in its role as Plan Administrator of Adelphia Communications Corporation. Mr. Brodsky currently serves as the non-executive chairman of Horizon Lines, Inc. and lead director of Broadview Networks Holdings, Inc. Previously, he was the chairman, president and chief executive officer of PTV, Inc. Mr. Brodsky co-founded Quest, a financial advisory and restructuring firm in Rye Brook, NY in 2000 and has been a managing director there since that time. Prior to founding Quest, Mr. Brodsky held various senior management roles with Integrated Resources, Inc., a diversified financial services firm. He is a certified public accountant. Mr. Brodsky also previously served as a director of AboveNet, Inc. Mr. Brodsky's significant experience in the areas of accounting and finance and general business matters are important to the board's ability to review our financial statements, assess potential financings and strategies and otherwise supervise and evaluate our business decisions.

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

Trey B. Parker has been a director of Euramax Holdings since April of 2012. Mr. Parker is the Managing Director and Co-Head of Research at Highland Capital Management, L.P. Prior to his current role, Mr. Parker was a Portfolio Manager covering a number of the industrial verticals, as well as parts of Tech, Media and Telecom; he also worked as a Senior Portfolio Analyst on the Distressed & Special Situations investment team. Prior to joining Highland in March 2007, Mr. Parker was a Senior Associate at Hunt Special Situations Group, L.P., a Private Equity group focused on distressed and special situation investing. Mr. Parker was responsible for sourcing, executing and monitoring control Private Equity investments across a variety of industries. Prior to joining Hunt in 2004, Mr. Parker was an analyst at BMO Merchant Banking, a Private Equity group affiliated with the Bank of Montreal. While at BMO, Mr. Parker completed a number of leveraged buyout and mezzanine investment transactions. Prior to joining BMO, Mr. Parker worked in sales and trading for First Union Securities and Morgan Stanley. Mr. Parker received an MBA with concentrations in Finance, Strategy and Entrepreneurship from the University of Chicago Booth School of Business and a B.A. in Economics and Business from the Virginia Military Institute.

Brian T. Stewart has been a director of Euramax Holdings since April of 2012. Mr. Stewart is a Managing Director at Levine Leichtman Capital Partners. He is a member of the firm's Deep Value Fund investment team which provides capital structure solutions for overleveraged middle market companies. Founded in 1984, Levine Leichtman Capital Partners is a private investment firm that manages private equity, distressed debt and leveraged loan funds. Prior to joining Levine Leichtman Capital Partners in 2006, Mr. Stewart worked in the Financial Restructuring Group at Houlihan Lokey. Mr. Stewart currently serves on the Board of Directors of IAP Worldwide Services. Mr. Stewart received a B.S. in Finance from the University of Southern California Marshall School of Business.

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

Audit Committee.    The audit committee of the board of directors of Euramax Holdings is currently comprised of Messrs. Brodsky, Lundin and Stewart. Mr. Brodsky is the chairman of the audit committee. The board of directors of Euramax Holdings has determined that each of the members of the committee is "financially literate" and that Mr. Brodsky qualifies as an "audit committee financial expert" within the meaning of the regulations adopted by the SEC. The board of directors of Euramax Holdings has affirmatively determined that all of the directors on the committee are independent under the SEC's rules. The audit committee has direct responsibility for the appointment, evaluation, retention, compensation and oversight of the work of our independent registered public accounting firm; the review of accounting principles of our company; coordination of the board's oversight of our internal control over financial reporting; the review of policies governing related party transactions and approval of related party transactions; and the review of risk management policies and other compliance matters.

Compensation Committee.    The compensation committee of Euramax Holdings is currently comprised of Messrs. Bradley, Oddis and Parker. Mr. Oddis is the chairman of the compensation committee. The board of directors of Euramax Holdings has affirmatively determined that all of the directors on the committee meet the definition of "outside director" for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), and the definition of "non-employee director" for purposes of Section 16 of the Exchange Act. The principal responsibilities of the compensation committee are to establish policies and periodically determine matters involving executive compensation, review policies relating to the compensation and benefits of our employees, recommend changes in employee benefit programs and to administer equity-based incentive or compensation plans. See "Executive Compensation—Compensation Discussion and Analysis."

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

Code of Ethics
The Company has adopted a code of ethics that applies to its directors, officers (including its chief executive officer and chief financial officer) and employees. A copy of the code of ethics has been incorporated by reference to this report (see Item 15. (a) 3 List of Exhibits).

Item 11.	EXECUTIVE COMPENSATION

This section discusses the compensation of our principal executive officer and principal financial officer, as well as our two other executive officers, each of whom was serving as of the end of fiscal year 2012. These executive officers are referred to in the Compensation Discussion and Analysis (the "CD&A") and the tables that follow as our "NEOs." Our NEOs with respect to fiscal year 2012 are Mitchell B. Lewis, R. Scott Vansant, Scott R. Anderson, Jeffrey C. Hummel, and Jan Timmerman. The CD&A is a discussion focusing on the policies, decisions and considerations with respect to the compensation of our NEOs during the 2012 fiscal year. Although the CD&A focuses on information relevant to NEO compensation during 2012, it also contains forward-looking statements that are based on current plans, considerations and expectations. However, determinations regarding the compensation of the NEOs that we adopt in the future may differ materially from currently planned programs summarized in the CD&A.

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

Setting Executive Compensation

The compensation committee consists of three members of the board of directors, Messrs. Oddis, Bradley and Parker. Our board of directors has determined that each member of our compensation committee was and remains an outside director for purposes of Section 162(m) of the Code, a nonemployee director for purposes of Rule 16b-3 under the Exchange Act and an independent director as that term is defined under the rules of the New York Stock Exchange.

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

The compensation committee has the authority to engage the services of an independent compensation consultant. In 2009, the compensation committee engaged Pearl Meyers & Partners, an independent executive compensation consulting firm, to conduct a market analysis of executive compensation. The report produced by Pearl Meyers & Partners included recommendations with respect to salary, target total cash compensation, annualized expected value of long-term incentives and total direct compensation. In making the recommendations set forth in its report, Pearl Meyers & Partners relied on surveys of management compensation in privately held companies in related industries that were conducted by Mercer Human Resources Consulting, Watson Wyatt and WorldatWork. In addition, in late 2010, the compensation committee engaged Hay Group, an independent executive compensation consulting firm, to conduct a review of the Company's executive compensation program and also to review management's proposal regarding instituting a phantom stock plan. Hay Group produced a report on these matters in 2011, which with respect to executive compensation, was a supplement to the data previously provided by Pearl Meyers & Partners. In assessing competitiveness of the NEOs' compensation packages for 2012 and making determinations with respect to such compensation, the Pearl Myers & Partners report and the supplemental Hay Group report were considered by the compensation committee. The CEO's recommendations regarding the 2012 compensation of the other NEOs was also based, in part, on the reports produced by Pearl Meyers & Partners and the Hay Group. In 2012, management utilized the Economic Research Institute (ERI) to benchmark the NEOs salary and total cash compensation and to update the market analysis previously provided by Pearl Meyers & Partners and the Hay Group. The ERI salary survey data as considered by the CEO in his recommendations to the compensation committee in setting the compensation for such NEOs in 2012. The compensation committee may engage a compensation consultant in the future, from time to time, as it determines necessary.

Consistent with our past practice, we expect that going forward, the compensation committee will review NEO compensation on an annual basis, at the time of a promotion or other change in level of responsibilities, as well as when competitive circumstances or business needs may require. Following a consideration of all relevant information referred to above, the compensation committee approves NEO compensation packages that are consistent with our compensation philosophy, designed to achieve our compensation objectives and be competitive in our industry.

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

The annual base salaries in effect for each of our NEOs as of December 31, 2012 were as follows: Mr. Lewis - $600,000; Mr. Vansant - $320,250; Mr. Anderson - $279,100; Mr. Hummel - $260,000 and Mr. Timmerman - $298,470. The NEO's salaries are reviewed by the compensation committee annually, as well as at the time of a promotion or other change in level of responsibilities, or when competitive circumstances or business needs may require. Mr. Timmerman's salary was converted to U.S. dollars based on the average U.S. dollar to euro exchange rate for the year ended December 31, 2012.
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

Target awards under the Bonus Plan are expressed as a percentage of base salary. The 2012 target awards for our NEOs were 100% of base salary for Mr. Lewis, 50% of base salary for Mr. Vansant, 35% of base salary for Mr. Anderson, 30% of base salary for Mr. Hummel, and 35% of base salary for Mr. Timmerman. For fiscal year 2012, the threshold achievement level under the Bonus Plan for each corporate goal was achievement of 85% of the target goal. Achievement of each corporate goal is calculated independently, and no payment shall be made with respect to any goal unless 85% achievement of such goal is attained for the relevant year. However, no award is paid to any participant if the Company fails to achieve a threshold of 85% of its EBITDA performance objective. Upon achievement of 85% of a corporate goal, 40% of the NEOs' target bonus allocable to that particular goal would be payable. For each 1% of achievement above 85% achievement, bonuses payable would be increased by an additional 4% up to achievement of 100% of the corporate goals (at which level, target bonus would be paid). Each 1% of achievement above target would result in a 3.3% increase in the bonus payable up to achievement of 130% of the corporate goals (at which level, 200% of target bonus would be paid). Each 1% of achievement above 130% of the corporate goals would result in a 1% increase in the bonus payable. Beginning with fiscal year 2010, there have been no maximum awards under the Bonus Plan. The compensation committee decided to remove maximum award amounts because it believes that the Company benefits by providing the executive officers with an unlimited award potential based on achieving the best possible performance results for the Company. Accordingly, the only constraint on the amount payouts under the Bonus Plan is the increased difficulty to achieve incremental results above the financial objectives established to be eligible for a target payout. In making this decision, the compensation committee considered the historical achievements of the Company, the payouts received by the NEOs, and the challenging nature of achieving incremental results above the target levels that already exist in the plan which will act as a limitation and provide reasonable payouts based on achievement of extraordinary results.

The corporate goals under the Bonus Plan for fiscal year 2012 were (1) operating income of the Company on a consolidated basis and, in the case of Mr. Timmerman, also with respect to his operating unit, determined in accordance with
GAAP, before deducting interest, taxes, depreciation and amortization (“EBITDA”) determined in accordance with GAAP, before deducting interest, taxes, depreciation and amortization (“EBITDA”) and (2) reduction in working capital. The 2012 fiscal year corporate target goals under the Bonus Plan were as follows: achievement of $71,100,000 consolidated EBITDA and the achievement of 49.3 days of working capital. For all of the NEO's except Mr. Timmerman, 85% of the NEO's target award under the Bonus Plan was based on the consolidated EBITDA of the Company and 5% was based on achievement of working capital reduction goals. For Mr. Timmerman, due to his role as the European operating group senior vice president and managing director, 20% of his target award under the Bonus Plan was based on the consolidated EBITDA of the Company, 55% was based on the EBITDA of his operating unit, 15% was based on achievement of working capital reduction goals for his operating unit and 10% was based on the achievement of new business development objectives for his operating unit. We believe that EBITDA is an appropriate measure of the Company's and our NEOs' success because it emphasizes operating cash flow (which is important for meeting our debt service obligations), revenue performance as well as improvements in our operating efficiency over the relevant period in which NEOs can have a significant impact. The Bonus Plan also provides that in the event of a change in control of the Company, participants in the plan are entitled to receive a pro-rata portion of their full target awards for such performance year, assuming 100% achievement of the performance objectives.

In fiscal year 2012, no payouts were made under the Bonus Plan to any participant as the Company did not achieve its threshold EBITDA performance objective, a requirement under the Bonus Plan for payment of any award for achievement of any corporate or subsidiary performance objectives.

Although EBITDA, revenue relating to business development and working capital were used as the financial measures for fiscal year 2012, in the future the compensation committee may use other objective financial performance indicators for the Bonus Plan including, without limitation, the price of our common stock, shareholder return, return on equity, return on investment, return on capital, sales productivity, economic profit, economic value added, net income, operating income, gross margin, sales, free cash flow, working capital, earnings per share, operating company contribution, EBITDA (or any derivative thereof) or market share.

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

On September 24, 2009, awards of restricted stock under the Equity Plan were granted to the NEOs in connection with the Restructuring of the Company. On May 1, 2011, awards of restricted stock under the Equity Plan were granted to Messrs. Vansant, Anderson, Hummel and Timmerman in connection with the Refinancing of the Company. The number of shares of restricted stock granted to the NEOs in 2009 and 2011 was determined based on the Company's discussions with its lenders. On January 9, 2012, Mr. Timmerman was granted 400 restricted stock units under the equity plan in connection with his promotion to officer of Euramax Holdings. The Company does not have a formal policy regarding the timing of making grants of equity-based awards. Other than grants in connection with the Restructuring and the Refinancing of the Company, equity awards have only been granted to new hires or promotions to officers of the Company. The size of awards granted under the Equity Plan to new hires are determined by the compensation committee and are determined principally based on the total amount authorized under the plan, the historical range of equity grants provided to executives under expired plans with consideration given to the nature of the job and the individual's experience, as well as the current market conditions relating to equity ownership of officers in similar positions at similarly situated companies.

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

Retirement Plan Benefits

Our NEOs, with the exception of Mr. Timmerman, participate in the Company's U.S. qualified 401(k) retirement plan that is made available to employees generally. Pursuant to the plan, participants are eligible to receive employer matching contributions. In addition, the CEO and CFO also participate in a non-qualified supplemental executive retirement plan, the Euramax Holdings, Inc. Amended and Restated Supplemental Executive Retirement Plan, which is described in more detail following the Pension Benefits table. Mr. Timmerman participates in the Euramax Coated Products B.V. Swiss Life Pension Plan.

Additional Benefits and Perquisites

We provide our NEOs with certain personal benefits and perquisites that the compensation committee believes are reasonable and essential to our ability to remain competitive in the general marketplace in attracting and retaining executive talent. Such benefits include car allowances, company-paid life and disability insurance premiums, medical benefits and relocation benefits. The personal benefits and perquisites provided to our NEOs in 2012 are described below in a footnote to the All Other Compensation column of the Summary Compensation Table. The compensation committee, in its discretion, may change the personal benefits and perquisites provided to the NEOs.

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

Summary Compensation Table

The following table shows the compensation earned by our NEOs during fiscal years ended December 31, 2012, December 30, 2011 and December 31, 2010.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value ($)(5)	All Other Compensation ($)(6)	Total ($)
Mitchell B. Lewis	2012	600,000	—	—	—	48,780	34,807	683,587
CEO and President	2011	567,692	100,000	—	—	31,405	29,034	728,131
	2010	525,000	—	—	234,176	44,787	24,088	828,051
R. Scott Vansant	2012	320,250	—	—	—	48,365	31,074	399,689
Senior Vice President, CFO, and Secretary	2011	320,250	75,000	57,700	—	31,227	27,232	511,409
	2010	320,250	—	—	142,848	43,906	27,690	534,694
Scott R. Anderson	2012	279,100	—	—	—	—	26,649	305,749
Senior Vice President—Operations	2011	279,100	10,000	57,700	—	—	19,345	366,145
	2010	279,100	—	—	89,407	—	19,949	388,456
Jeffrey C. Hummel	2012	260,000	—	—	—	—	23,089	283,089
Senior Vice President, Human Resources	2011	248,400	10,000	57,700	—	—	19,435	335,535
	2010	248,400	—	—	66,479		12,150	327,029
Jan Timmerman (7)	2012	298,470	—	—	—	—	100,441	398,911
Senior Vice President Europe and Managing Director Europe
_______________________________________

(1)	Effective as of June 1, 2011, Mr. Lewis's annual salary was increased from $525,000 to $600,000.

(2)
Reflects discretionary one-time cash bonuses approved by the Board of Directors on May 24, 2011 for Messrs. Lewis, Vansant, Anderson and Hummel for extraordinary performance during a difficult economic environment.

(3)
Reflects the grant date fair value of the restricted stock awards granted to the NEOs in 2011, calculated pursuant to FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 7 to our 2012 audited financial statements.

(4)
Reflects amounts earned under the Bonus Plan with respect to the 2012, 2011 and 2010 fiscal year. No amounts were earned by the NEOs under the Bonus Plan with respect to the 2012 fiscal year because the threshold EBITDA performance objective was not achieved.

(5)
Reflects the aggregate change in the actuarial present value of the accumulated benefits of Messrs. Lewis and Vansant during fiscal years 2012, 2011, and 2010 under the Euramax Holdings, Inc. Amended and Restated Supplemental Executive Retirement Plan.

(6)The amounts reflected in this column for fiscal year 2012 include the following:

Name	Health Benefits ($)(a)	Executive Life Insurance ($)(b)	Car Allowance ($)	Company Contribution to Defined Benefit Plan ($) (c)
Mitchell B. Lewis	15,155	1,530	12,584	5,538
R. Scott Vansant	14,214	1,154	11,581	4,125
Scott R. Anderson	12,273	1,006	9,828	3,542
Jeffrey C. Hummel	12,273	895	7,413	2,508
Jan Timmerman (7)	—	—	34,333	66,108
_______________________________________

(a)
The following items are included in this amount: average company cost per employee for the employee medical plan and employee dental plan, actual company expenses for the executive physical program and actual premiums paid by the Company for medical coverage. The Company makes contributions for health benefits on behalf of Mr. Timmerman as required by the Dutch Health Care Insurance Act for all employees in the Netherlands. No other health care premiums are paid by the Company on behalf of Mr. Timmerman.

(b)	Amounts represent the annual premiums paid by the Company for executive life insurance of our NEOs.

(c)
Mr. Timmerman is a participant in the Euramax Coated Products Swiss Life Pension Plan, all other NEOs are participants in the U.S. 401(k) plan. Amounts shown represent Company contributions to these plans.

(7)	All compensation amounts for Mr. Timmerman have been converted to U.S. dollars at the average exchange rate for the fiscal year ended December 31, 2012.

Grants of Plan-Based Awards

	Estimated Future Payouts Under Non-Equity Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock Units (#) (4)	Grant Date Fair Value of Stock Awards ($)
Name	Threshold ($)(2)	Target ($)	Maximum ($)(3)
Mitchell B. Lewis	240,000	600,000	—	—	—
R. Scott Vansant	64,050	160,125	—	—	—
Scott R. Anderson	39,074	97,685	—	—	—
Jeffrey C. Hummel	31,200	78,000	—	—	—
Jan Timmerman (5)	41,786	104,465	—	400	350,000
_______________________________________

(1)	No amounts were earned by the NEOs under the Bonus Plan with respect to the 2012 fiscal year because the threshold EBITDA performance objective was not achieved.

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

(4)	Reflects shares of restricted stock granted during 2012.

(5)	Amounts were translated to U.S. dollars using the average exchange rate for 2012.
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

Outstanding Equity Awards at Fiscal Year-End

The table below sets forth certain information regarding the outstanding equity awards held by our NEOs as of December 31, 2012.

		Restricted Stock Awards and Restricted Stock Units
Name	Year Granted	Number of Shares of Stock that Have Not Vested (#)(1)	Market Value of Shares of Stock that Have Not Vested ($)(2)
Mitchell B. Lewis	2011	—	—
	2009	850	402,900
R. Scott Vansant	2011	75	35,550
	2009	600	284,400
Scott R. Anderson	2011	75	35,550
	2009	300	142,200
Jeffrey C. Hummel	2011	75	35,550
	2009	200	94,800
Jan Timmerman	2012	300	142,200
	2011	75	35,550
	2010	250	118,500
_______________________________________

(1)
The above reflects grants of restricted stock awards and restricted stock units made to the NEOs in 2009 (which were 75% vested as of December 31, 2012) and in 2011 other than to Mr. Lewis (all of which were 25% vested as of December 31, 2012). Mr. Timmerman was granted 400 restricted stock units in 2012 as a result of his promotion to an officer of Euramax International, Inc. All shares of restricted stock awards and units held by our NEOs become vested in four equal installments on the first, second, third and fourth year anniversaries of the date of grant. In addition, any unvested shares of restricted stock awards and restricted stock units would become fully vested in the event of a change in control of the Company (as defined in the Equity Plan) or a termination of any of the NEOs' employment by reason of their death or disability.

(2)
The market value of restricted stock awards and units held by our NEOs has been calculated by multiplying the number of shares of restricted stock held by each NEO as of December 31, 2012 by the fair market value of a share of Company common stock as of such date, which was determined internally by the Company.

Stock Vested During Fiscal Year 2012
The table below sets forth certain information regarding restricted stock held by our NEOs that became vested during fiscal year 2012.

Name	Number of Shares of Stock That Became Vested (#)	Value Realized on Vesting ($)(1)
Mitchell B. Lewis	850	743,750
R. Scott Vansant	625	546,875
Scott R. Anderson	325	284,375
Jeffrey C. Hummel	225	196,875
Jan Timmerman	250	218,750

(1)
The value realized upon the vesting of shares of restricted stock awards and units held by our NEOs has been calculated by multiplying the number of shares of restricted stock that became vested by the fair market value of a share of Company common stock on the applicable vesting date, which was determined internally by the Company.

Pension Benefits

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
Mitchell B. Lewis	Euramax Holdings, Inc. Amended and Restated Supplemental Executive Retirement Plan	24	247,375	—
R. Scott Vansant	Euramax Holdings, Inc. Amended and Restated Supplemental Executive Retirement Plan	22	241,390	—
Scott R. Anderson	—	—	—	—
Jeffrey C. Hummel	—	—	—	—
Jan Timmerman	—	—	—	—
_______________________________________

(1)
The valuation method used to calculate these amounts was the Projected Unit Credit Method. Material assumptions applied in determining these amounts were a discount rate of 3.82% and an assumed retirement age of 65, the earliest time at which Messrs. Lewis and Vansant may retire under the plan without any benefit reduction due to age.

We maintain the Euramax Holdings, Inc. Amended and Restated Supplemental Executive Retirement Plan ("SERP"), a separate supplemental non-qualified pension plan in which the CEO and CFO participate. The SERP provides for a lump sum benefit that is the equivalent of an amount payable in the form of a life annuity starting at age 65 of $46,000 per year. Mr. Lewis and Mr. Vansant are currently 51 years old. Benefits under the plan are not vested until the executives attain age 55, or, if earlier, upon their total and permanent disability, death, or a change in control of the Company. Payment of benefits under the plan are paid upon retirement, disability, death or upon a termination of the executives' employment by the Company upon the occurrence of a change in control of the Company or by the executives within one year of a change in control if there has been a material reduction in duties or compensation or authority or if they have been required to relocated from Atlanta, Georgia ("Constructive Termination"). If benefits become payable before the executives attain age 65, only a specified percentage of the benefit will be payable, which percentage increases from 50% at age 55 to 96% at age 64.

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

In the case of Messrs. Lewis and Vansant, the termination payments and benefits to which they would be entitled are set forth in their employment agreements. If, during the term of their respective agreements, the employment of Mr. Lewis or Mr. Vansant is terminated by the Company without "cause," or Mr. Lewis or Mr. Vansant resign from their employment for "good reason" (each as defined in their agreements), they would each be entitled to the following severance payments and benefits:

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

Messrs. Anderson and Hummel are eligible to receive termination benefits under the Amerimax Fabricated Products, Inc. Severance Pay Plan (the "Severance Pay Plan"). Under the terms of the Severance Pay Plan applicable to Messrs. Anderson and Hummel as in effective as of December 31, 2012, upon an involuntary termination of employment by the Company due to a job elimination or restructuring caused by a merger, acquisition, divestiture, unit shutdown, departmental consolidation, technological change or similar business reason, as determined by the Company ("Qualifying Termination"), participants shall be paid 16 weeks of base salary plus an additional one week of base salary for each year of service up to a maximum total payment of 26 weeks of base salary, to be paid in a lump sum following the date that the release of claims described below becomes irrevocable by its terms. For purposes of the Severance Pay Plan, payment amounts shall be calculated on the basis of the participant's position and base salary immediately prior to the Qualifying Termination of employment and "base salary" shall be deemed to mean the Participant's base salary in effect at that time excluding any bonuses, awards, overtime, premiums, expense reimbursements, etc. All rights to payments under the Severance Pay Plan cease upon subsequent employment following a Qualifying Termination. Receipt of severance under the Severance Pay Plan is subject to execution of an agreement that contains a general release of any and all claims arising out of or related to their employment with us and the termination of their employment as well as restrictive covenants regarding solicitation or hiring of our employees as well as solicitation of our customers, in each case which govern for two years following the termination of their employment. The agreement also contains confidentiality and non-disparagement covenants of infinite duration. The agreement which such NEOs will be required to sign in order to receive payments under the Severance Pay Plan provides that in the event of a breach of any such covenant, they must repay all severance paid to them, except for the sum of 10% of such severance or $500, whichever is greater. Mr. Timmerman is eligible to receive termination benefits, upon an in involuntary termination of employment by the Company due to a Qualifying Termination. In the event of such Qualifying Termination, Mr. Timmerman shall be paid his current salary immediately prior to the termination plus the average of payments received under the Bonus Plan for the immediately preceding three years. The severance calculation for Mr. Timmerman is subject to adjustment according to Cantonal Court Formula based on reason for termination

In the event of a termination of the employment of our NEOs by the Company for cause or by the NEOs' voluntary resignation without good reason, none of the NEOs would be entitled to receive severance benefits or payments from the Company.

The table below quantifies the payments and benefits that our NEOs would be entitled to receive upon the termination of their employment under various circumstances, in each case, assuming such termination of employment occurred as of December 31, 2012. The information below does not incorporate the terms of any agreement entered into after December 31, 2012. It should also be noted that as of December 31, 2012, there were no accrued but unpaid obligations to the NEOs.

Termination Payments

		Severance ($)		Continuation of Benefits ($)(4)	Acceleration of Equity ($)(5)	SERP Benefit ($)(6)	Total ($)
Termination without Cause/	M. Lewis	1,800,000	(1)	35,048	—	—	1,835,048
	R. S. Vansant	960,750	(1)	32,319	—	—	993,069
	S. Anderson	—		—	—	—	—
	J. Hummel	—		—	—	—	—
	J. Timmerman	—		—	—	—	—
Qualifying Termination	M. Lewis	—		—	—	—	—
	R. S. Vansant	—		—	—	—	—
	S. Anderson	139,550	(2)	—	—	—	139,550
	J. Hummel	100,000	(2)	—	—	—	100,000
	J. Timmerman	348,534	(3)	—	—	—	348,534
Resignation for Good Reason	M. Lewis	1,800,000	(1)	35,048	—	—	1,835,048
	R. S. Vansant	960,750	(1)	32,319	—	—	993,069
	S. Anderson	—		—	—	—	—
	J. Hummel	—		—	—	—	—
	J. Timmerman	—		—	—	—	—
Death or Disability	M. Lewis	—	(4)	—	402,900	267,699	670,599
	R. S. Vansant	—	(4)	—	319,950	268,362	588,312
	S. Anderson	—		—	177,750	—	177,750
	J. Hummel	—		—	130,350	—	130,350
	J. Timmerman	—		—	296,250	—	296,250
Retirement	M. Lewis	—		—	—	—	—
	R. S. Vansant	—		—	—	—	—
	S. Anderson	—		—	—	—	—
	J. Hummel	—		—	—	—	—
	J. Timmerman	—		—	—	—	—
_______________________________________

(1)
These amounts include two times the sum of (a) their respective base salaries in effect 30 days prior to termination and (b) 50% of their respective annualized base salaries, which is required under the employment agreements of Messrs. Lewis and Vansant. No amount has been included with respect to a pro-rata bonus because no amounts were earned under the Bonus Plan during fiscal year 2012.

(2)
These amounts reflect the severance payable to Messrs. Anderson and Hummel pursuant to the Severance Pay Plan in the event of a Qualifying Termination (as defined herein). Based on their years of service, Mr. Anderson would be paid 26 weeks of severance and Mr. Hummel would be paid 20 weeks of severance.

(3)
This amounts reflects the severance payable to Mr. Timmerman pursuant to his employment agreement in the event of a Qualifying Termination. Mr. Timmerman would be paid his current salary plus the average of payments under the Bonus Plan for the last three year. This amount was converted from euros to U.S. dollars using the exchange rate as of December 31, 2012.

(4)
Under the employment agreements for each of Messrs. Lewis and Vansant, the Company is not obligated to pay them any severance in the event of a termination by reason of death or disability. However, the Company may choose to pay them all or a portion of the bonus payable for the year in which termination occurs, at the Company's discretion. No amounts with respect to the bonus have been included here because no bonuses were earned with respect to fiscal year 2012.

(5)
These amounts reflect the cost to the Company, as of December 31, 2012, of providing continuation of coverage under the Company's insurance plans for them and their qualified beneficiaries for 24 months, at the rates paid by other senior executives, which is required under the employment agreements of Messrs. Lewis and Vansant.

(6)
The value of the accelerated vesting of restricted stock held by our NEOs has been calculated by multiplying the number of shares of restricted stock held by each NEO as of December 31, 2012 by the fair market value of a share of Company common stock as of such date, which was determined internally by the Company.

(7)
In the event of a termination by reason of death or disability, benefits of Messrs. Lewis and Vansant pursuant to the SERP would become vested such that the benefit payable in connection with such event would be equal to the benefits paid to them had they attained age 55. As a result, these amounts reflect the present value as of December 31, 2012 of the amounts that would be payable to Messrs. Lewis and Vansant under the SERP upon a termination upon attainment of age 55. In the event of the retirement of Messrs. Lewis and Vansant on December 31, 2012, no amounts would be payable under the SERP because both of them were younger than age 55 as of such date.

Change in Control Benefits

As discussed above, the Bonus Plan provides that in the event of a change in control of the Company, participants in the plan are entitled to receive a pro-rata portion of his or her full target award for such performance year, assuming 100% achievement of the performance objectives, to be paid no later than 15 days following the change in control. In addition, in the event of a change in control of the Company, the vesting of the shares of restricted stock that have been granted to our NEOs would become accelerated. In addition, any shares that remain available for issuance under the Plan will be issued to prior grantees, including the NEOs, on a pro-rata basis at or immediately prior to such change in control. In the alternative, the Company may issue to each prior grantee, a cash payment equal to the fair market value of the portion of the available shares allocable to such grantee. Further, retirement benefits of Messrs. Lewis and Vansant under the SERP would become vested upon a change in control of the Company. The below table quantifies the value of such benefits, assuming such change in control occurred as of December 31, 2012.

Name	Pro-Rata Annual Bonus ($)(1)	Value of Accelerated Vesting of Restricted Stock & Value of Additional Pro-Rata Restricted Stock Grants ($)(2)	SERP Benefit ($)(3)
Mitchell B. Lewis	—	602,911	267,699
R. Scott Vansant	—	467,017	268,362
Scott R. Anderson	—	254,225	—
Jeffrey C. Hummel	—	183,294	—
Jan Timmerman	—	355,077	—
_______________________________________

(1)	No amount has been included with respect to a pro-rata bonus because no amounts were earned under the Bonus Plan during fiscal year 2012.

(2)
The value of the accelerated vesting of restricted stock held by our NEOs has been calculated by multiplying the number of shares of restricted stock held by each NEO as of December 31, 2012 by the fair market value of a share of Company common stock as of such date, which was determined internally by the Company. In addition, these amounts also include the value of the pro-rata share of additional awards of restricted stock that would be granted to each of our NEOs pursuant to the Equity Plan in connection with the change in control, based on a $474 per share fair market value as of December 31, 2012.

(3)
In the event of a change in control, benefits of Messrs. Lewis and Vansant pursuant to the SERP would become vested such that the benefits payable to them under the SERP be equal to the benefits paid to them had they attained age 55. However, note that a change in control is only a vesting event under the plan, not a payout event. Such benefits would be paid out upon a Constructive Termination (as defined herein) of Messrs. Lewis' and Vansant's employment. These amounts assume that a change in control and Constructive Termination have occurred and reflect the present value as of December 31, 2012 of the amounts that would be payable to Messrs. Lewis and Vansant under the SERP in these circumstances upon attainment of age 55, applying a discount rate of 2.79%.

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

Compensation of Directors

The table below sets forth information regarding the compensation earned by our non-employee directors during fiscal year 2012.

Name	Fees Earned or Paid In Cash ($)(1)	Stock Awards ($)(2)	Total ($)
James G. Bradley	70,000	—	70,000
Jeffrey A. Brodsky	78,000	—	78,000
Michael D. Lundin	90,000	—	90,000
Alvo M. Oddis	75,750	—	75,750
Trey B. Parker III	—	—	—
Brian T. Stewart	—	—	—
_______________________________________

(1)
Amounts in this column include the following fees: an annual fee of $50,000 for each director with the exception of Mr. Parker and Mr. Stewart; an additional fee of $15,000 for the chairman of the board of directors; an additional fee of $10,000 for the chairs of each of the audit committee and compensation committee; and an additional fee of $5,000 for directors serving on the compensation or audit committee. These fees are pro-rated for partial years of service. In addition, directors receive a $2,000 fee for each meeting attended, and a $1,000 fee for each meeting attended telephonically.

(2)
As of December 31, 2012, Messrs. Lundin, Brodsky and Oddis each held 125 shares of unvested restricted stock and Mr. Bradley held 250 shares of unvested restricted stock. Shares of restricted stock granted to our directors other than Mr. Oddis become vested in four equal installments on the first, second, third and fourth year anniversaries of the date of grant. Mr. Oddis's restricted stock award becomes 50%, 75% and 100% vested on each of September 24, 2011, 2012 and 2013 in order to bring his vesting schedule in line with the grants of restricted stock made to the other directors in September 2009. In addition, any shares of restricted stock held by our directors would become fully vested in the event of a change in control of the Company (as defined in the Equity Plan) or a termination of any of the director's service on the board of directors by reason of their death or disability.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information as of December 31, 2012 regarding beneficial ownership of the common stock of Euramax Holdings by:

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

	Shares Beneficially Owned
Name and Address	Number	Percent
Levine Leichtman Capital Partners Deep Value Fund 335 North Maple Drive, Suite 130, Beverly Hills, CA 90210	37,219.1	19.7%
Highland Capital Management, L.P. 300 Crescent Court, Suite 700, Dallas, TX 75201	31,416.4	16.6%
UBS AG, London Branch & Stamford Branch 677 Washington Blvd, Samford, CT 06912	16,040.3	8.5%
Credit Suisse Alternative Capital, Inc. 11 Madison Avenue, New York, NY 10010	15,659.8	8.3%
UniCredit Bank 150 E. 42nd Street, 31st Floor, New York, NY 10017	9,349.1	4.9%
Van Kampen Asset Management, Inc. 1 Parkview Plaza, PO Box 55555, Oakbrook Terrace, IL 60181-5555	9,349.1	4.9%
BlackRock Advisors, LLC 55 East 52nd Street, 6th Floor, New York, NY 10055	9,200.7	4.9%
Mitchell B. Lewis (1)	18,503.4	4.4%
R. Scott Vansant (2)	6,440.3	3.4%
Scott R. Anderson (3)	1,782.1	*
Jeffrey C. Hummel (4)	625	*
Jan Timmerman (5)		*
Michael D. Lundin (6)	375	*
Jeffrey A. Brodsky (7)	375	*
Alvo M. Oddis (8)	250	*
James G. Bradley (9)	375	*
Trey B. Parker III	—	—
Brian T. Stewart	—	—
All directors and executive officers, as a group (10 persons)	18.5034	9.8%
_______________________________________

* Less than 1%
(1) Does not include approximately 850 shares of granted but unvested restricted stock awards.
(2) Does not include approximately 675 shares of granted but unvested restricted stock awards.
(3) Does not include approximately 375 shares of granted but unvested restricted stock awards.
(4) Does not include approximately 275 shares of granted but unvested restricted stock awards.
(5) Does not include approximately 625 shares of granted but unvested restricted stock units.
(6) Does not include approximately 125 shares of granted but unvested restricted stock awards.
(7) Does not include approximately 125 shares of granted but unvested restricted stock awards.
(8) Does not include approximately 125 shares of granted but unvested restricted stock awards.
(9) Does not include approximately 250 shares of granted but unvested restricted stock units.

The following table summarizes information, as of December 31, 2012, relating to equity compensation plans of Euramax Holdings pursuant to which grants of restricted stock, or certain other rights to acquire shares of Euramax Holdings may be granted from time to time.

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding restricted shares [1]	Weighted-average exercise price of outstanding options, warrants and rights [2]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,350	N/A	2,449.5
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	6,350		2,449.5

[1]
Includes shares issuable pursuant to the Euramax Holdings, Inc. Executive Incentive Plan (the Plan). Under the Plan, the Company reserved 21,737 restricted shares of Class A Common Stock for issuance to selected officers, directors and other key employees. The Company has granted a total of 17,400 shares of restricted stock and 4,250 shares of restricted stock units under the Plan, which vest ratably over four years based upon continued employment or immediately upon a change in control or termination of employment by reason of death or disability.

[2]	The weighted average grant date fair value of outstanding restricted shares and restricted share units as of December 31, 2012 was $658.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This section describes related party transactions that have occurred since December 30, 2011, and any currently proposed transactions, that involve Euramax Holdings or its subsidiaries and exceed $120,000, and in which any director, executive officer and/or 5% stockholder had or has a direct or indirect material interest.

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

Senior Unsecured Loan Facility

In March 2011, Euramax Holdings, Euramax International and certain of our domestic subsidiaries entered into the Senior Unsecured Loan Facility with investment funds affiliated with Highland Capital Management, L.P. and Levine Leichtman Capital Partners, as lenders. The amount outstanding under the Senior Unsecured Loan Facility as of the dates of this report, and the maximum amount outstanding during 2012, was $125 million. For a description of the terms of the Senior Unsecured Loan Facility, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Senior Unsecured Loan Facility."

Policies for Review and Approval of Related Party Transactions

In 2012, we adopted a formal Related Party Transaction Policy, which is designed to monitor and ensure the proper review, approval, ratification and disclosure of related party transactions. The policy applies to any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and the amount involved exceeds $120,000, and in which any related party had, has or will have a direct or indirect material interest. The audit committee of our board of directors must review, approve and ratify a related party transaction if such transaction is consistent with the Related Party Transaction Policy and is on terms, taken as a whole, which the audit committee believes are no less favorable to us than could be obtained in an arms-length transaction with an unrelated third party, unless the audit committee otherwise determines that the transaction is not in our best interests. Any related party transaction or modification of such transaction which our board of directors has approved or ratified by the affirmative vote of a majority of directors, who do not have a direct or indirect material interest in such transaction, does not need to be approved or ratified by our audit committee. In addition, related party transactions involving compensation may be approved by our compensation committee or the full board of directors in lieu of our audit committee. There have been no Related Party Transactions of a material nature during fiscal years 2010, 2011, or 2012 which were not approved by the audit committee or board of directors.

Director Independence

The board of directors of the Company has determined that each of the directors of the Company is independent within the rules of the SEC, NYSE, and Nasdaq, other than Mr. Lewis, our CEO.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents by category of service the total fees for services rendered by Ernst & Young LLP, the Company’s principal accountant, for the years ended December 31, 2012 and 2011.

	2012	2011
Audit Fees	$1,152,100	$1,069,506
Audit-Related Fees (1)	—	238,742
Tax Fees (2)	1,000,300	1,664,654
All Other Fees (3)	1,995	1,995
	$2,154,395	$2,974,897

(1)
Includes fees and out-of-pocket expenses for professional services reasonably related to the audit of the Company’s annual consolidated financial statements or review of the Company's interim financial statements. Amounts included in this category are related to the 2011 registration of the $375 million Senior Secured Notes with the Securities Exchange Commission.

(2)	Includes tax compliance services in certain foreign locations.

(3)	All other fees in 2012 and 2011 include a subscription for access to an accounting research tool.

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
For 2012, the Audit Committee discussed the non-audit services with Ernst & Young LLP and management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC and Public Accounting Oversight Board. Following such discussions, the Audit Committee determined that the provision of such non-audit services by Ernst & Young LLP was compatible with maintaining their independence.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets — December 31, 2012 and December 30, 2011.
Consolidated Statements of Operations — Years ended December 31, 2012, December 30, 2011 and December 31, 2010.
Consolidated Statements of Comprehensive Operations — Years ended December 31, 2012, December 30, 2011 and December 31, 2010.
Consolidated Statements of Changes in Equity (Deficit) — Years ended December 31, 2012, December 30, 2011 and December 31, 2010.
Consolidated Statements of Cash Flows — Years ended December 31, 2012, December 30, 2011 and December 31, 2010.
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

3. List of Exhibits

See Exhibit Index beginning on page 141 of this report.

EXHIBIT INDEX

Exhibit Number		Description
2.1
Purchase Agreement, dated as of June 24, 1996, between Euramax International, Ltd. and Alumax Inc.* (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (File No. 333-176561) filed with the SEC on August 30, 2011)

2.2
First Amendment to Purchase Agreement, dated as of September 25, 1996, between Euramax International, Ltd. and Alumax Inc.* (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-4 (File No. 333-176561) filed with the SEC on August 30, 2011)

3.1
Certificate of Incorporation of Euramax Holdings, Inc. (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-4 (File No. 333-176561) filed with the SEC on August 30, 2011)

3.2
Bylaws of Euramax Holdings, Inc. (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the Company's Registration Statement on Form S-4 (File No. 333-176561) filed with the SEC on October 21, 2011)

4.1
Indenture, dated as of March 18, 2011, by and among Euramax International, Inc., the Guarantors, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (File No. 333-176561) filed with the SEC on August 30, 2011)

4.2
Form of 9 1/2% notes Senior Secured Notes due 2016 (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-4 (File No. 333-176561) filed with the SEC on August 30, 2011)

4.3
First Supplemental Indenture, dated as of December 21, 2011, by and among Euramax International Inc., the Guarantors, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Company's Registration Statement on Form S-4 (File No. 333-176561) filed with the SEC on December 22, 2011)

4.4
Registration Rights Agreement, dated as of June 29, 2009, among Euramax Holdings, Inc. and the Stockholders named therein (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-4 (File No. 333-176561) filed with the SEC on August 30, 2011)

4.5
Amendment No. 1 to the Registration Rights Agreement, dated as of July 21, 2010, among Euramax Holdings, Inc. and the Stockholders named therein (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-4 (File No. 333-176561) filed with the SEC on August 30, 2011)

10.1
Amended and Restated Senior Secured Revolving Credit and Guaranty Agreement, dated March 18, 2011, by and among Euramax International, Inc., Euramax Holdings, Inc., certain domestic subsidiaries of Euramax International, Inc., various lenders, Regions Bank, as Collateral and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, and Regions Business Capital, as Sole Lead Arranger and Bookrunner (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company's Registration Statement on Form S-4 (File No. 333-176561) filed with the SEC on October 21, 2011)

10.2
First Amendment to the Amended and Restated Senior Secured Revolving Credit and Guaranty Agreement, dated April 5, 2011, by and among Euramax International, Inc., Euramax Holdings, Inc., certain domestic subsidiaries of Euramax International, Inc., various lenders, Regions Bank, as Collateral and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, and Regions Business Capital, as Sole Lead Arranger and Bookrunner (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company's Registration Statement on Form S-4 (File No. 333-176561) filed with the SEC on October 21, 2011)

10.3
Pledge and Security Agreement, dated March 18, 2011, by and among Euramax International, Inc., the Guarantors and Wells Fargo Bank, National Association, as collateral trustee (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4 (File No. 333-176561) filed with the SEC on August 30, 2011)

10.4
Credit and Guaranty Agreement, dated as of March 3, 2011, by and among Euramax International, Inc., as borrower, Euramax Holdings, Inc. and certain subsidiaries of Euramax International, Inc. named therein, as guarantors, and investment funds affiliated with Highland Capital Management, L.P. and Levine Leichtman Capital Partners, as lenders (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company's Registration Statement on Form S-4 (File No. 333-176561) filed with the SEC on October 21, 2011)

10.5
First Amendment to Credit and Guaranty Agreement, dated as of April 13, 2011, by and among Euramax International, Inc., as borrower, Euramax Holdings, Inc. and certain subsidiaries of Euramax International,  Inc. named therein as guarantors, the lenders party thereto from time to time and Nexbank SSB, as administrative agent (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4 (File No. 333-176561) filed with the SEC on August 30, 2011)

10.6
Amended and Restated Pledge and Security Agreement, dated March 18, 2011, by and among Euramax International, Inc., the other grantors party thereto and Regions Bank as Agent (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4 (File No. 333-176561) filed with the SEC on August 30, 2011)

10.7
General Intercreditor Agreement, dated March 18, 2011, by and among Regions Bank, as ABL Collateral Agent, the Collateral Trustee, Euramax International, Inc. and the Guarantors and the other parties from time to time a party thereto (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-4 (File No. 333-176561) filed with the SEC on August 30, 2011)

10.8
Stockholders Agreement, dated June 29, 2009, by and among Euramax Holdings, Inc. and holders of its common stock (certain portions of this exhibit have been omitted pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company's Registration Statement on Form S-4 (File No. 333-176561) filed with the SEC on December 9, 2011)

10.9	†
Euramax Holdings, Inc. 2009 Executive Incentive Plan, effective as of September 24, 2009 (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-4 (File No. 333-176561) filed with the SEC on August 30, 2011)

Exhibit Number		Description
10.10	†
Amended and Restated Executive Employment Agreement, dated as of June 1, 2011, by and between Euramax Holdings, Inc. and Mitchell Lewis (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-4 (File No. 333-176561) filed with the SEC on August 30, 2011)

10.11	†
Amended and Restated Executive Employment Agreement, dated as of June 12, 2009, by and between Euramax Holdings, Inc. and Scott Vansant (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-4 (File No. 333-176561) filed with the SEC on August 30, 2011)

10.12	†
Form of Restricted Stock Agreement for directors and executive officers under the Euramax Holdings, Inc. 2009 Executive Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-4 (File No. 333-176561) filed with the SEC on August 30, 2011)

10.13	†
2011 Phantom Stock Plan of Euramax Holdings, Inc., dated April 15, 2011 (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-4 (File No. 333-176561) filed with the SEC on August 30, 2011)

10.14	†	Euramax International, Inc. Euramax Incentive Compensation Plan, dated February 4, 2010, as amended on December 22, 2011
10.15	†
Euramax International, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-4 (File No. 333-176561) filed with the SEC on August 30, 2011)

10.16
Facility Agreement, by and among Coopertive Rabobank Roermond-Ecth U.A. and Euramax Coated Products, B.V. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 333-05978) filed with the SEC on May 11, 2012)

10.17
Fourth Amendment to the Amended and Restated Senior Secured Revolving Credit and Guaranty Agreement, dated March 25, 2013, by and among Euramax International, Inc., Euramax Holdings, Inc., Amerimax Richmond Company, Regions Bank, as Collateral and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, and Regions Business Capital, as Sole Lead Arranger and Bookrunner

10.18	†	Euramax International, Inc. Euramax Incentive Compensation Plan, dated February 4, 2010, as amended on November 15, 2012
12.1		Computation of of Earnings to Fixed Charges
14.1
Euramax International, Inc. Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K (File No. 333-05978) filed with the SEC on March 23, 2012)

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

Date: March 29, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mitchell B. Lewis	Chief Executive Officer, President and Director (Principal Executive Officer)	March 29, 2013
Mitchell B. Lewis

/s/ R. Scott Vansant	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2013
R. Scott Vansant

/s/ Michael D. Lundin	Chairman of the Board of Directors	March 29, 2013
Michael D. Lundin

/s/ James G. Bradley	Director	March 29, 2013
James G. Bradley

/s/ Jeffrey A. Brodsky	Director	March 29, 2013
Jeffrey A. Brodsky

/s/ Alvo M. Oddis	Director	March 29, 2013
Alvo M. Oddis

/s/ Lee B. Parker, III	Director	March 29, 2013
Lee B. Parker, III

/s/ Brian T. Stewart	Director	March 29, 2013
Brian T. Stewart