Form 10-K/A
period 2012-12-31
Euramax Holdings, Inc.
filed 2013-04-04
CIK 1026743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K/A
Amendment No. 1

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
Securities registered pursuant to Section 12(g) of the Act: None
_________________________________________________
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
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, initially filed on March 29, 2013 (the “Original Filing”). We are filing this Amendment to correct certain information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters required by Part III, Item 12 of Form 10-K.
Except as described above, this Amendment does not amend or update any other information contained in the Original Filing, and we have not updated disclosures contained therein to reflect any events which occurred at any date subsequent to the Original Filing.

PART III
Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	3

PART IV
Item 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	5

Part III

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

	Shares Beneficially Owned
Name and Address	Number	Percent
Levine Leichtman Capital Partners Deep Value Fund 335 North Maple Drive, Suite 130, Beverly Hills, CA 90210	37,219.1	19.7%
Highland Capital Management, L.P. 300 Crescent Court, Suite 700, Dallas, TX 75201	31,416.4	16.6%
UBS AG, London Branch & Stamford Branch 677 Washington Blvd, Samford, CT 06912	16,040.3	8.5%
Credit Suisse Alternative Capital, Inc. 11 Madison Avenue, New York, NY 10010	15,659.8	8.3%
UniCredit Bank 150 E. 42nd Street, 31st Floor, New York, NY 10017	9,349.1	4.9%
Van Kampen Asset Management, Inc. 1 Parkview Plaza, PO Box 55555, Oakbrook Terrace, IL 60181-5555	9,349.1	4.9%
BlackRock Advisors, LLC 55 East 52nd Street, 6th Floor, New York, NY 10055	9,200.7	4.9%
Mitchell B. Lewis (1)	8,281.0	4.4%
R. Scott Vansant (2)	6,440.3	3.4%
Scott R. Anderson (3)	1,782.1	*
Jeffrey C. Hummel (4)	625	*
Jan Timmerman (5)	375	*
Michael D. Lundin (6)	375	*
Jeffrey A. Brodsky (7)	375	*
Alvo M. Oddis (8)	375	*
James G. Bradley (9)	250	*
Trey B. Parker III	—	—
Brian T. Stewart	—	—
All directors and executive officers, as a group (11 persons)	18,878.4	10.0%
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

[2]	The weighted average grant date fair value of outstanding restricted shares and restricted share units as of December 31, 2012 was $658.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
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

EURAMAX HOLDINGS, INC.
April 4, 2013	By:	/s/ Mitchell B. Lewis
Mitchell B. Lewis Chief Executive Officer and President