Form 10-Q
period 2013-03-29
Euramax Holdings, Inc.
filed 2013-05-10
CIK 1026743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2013
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

There were 189,238 shares of the registrant’s common stock, par value $1.00 per share, issued and outstanding as of May 9, 2013, none of which are publicly traded.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements (unaudited)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 29, 2013	December 31, 2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$4,187	$10,024
Accounts receivable, less allowances of $2,402 and $2,751, respectively	88,792	73,876
Inventories, net	104,407	89,294
Income taxes receivable	1,117	1,527
Deferred income taxes	904	907
Other current assets	7,791	4,789
Total current assets	207,198	180,417
Property, plant and equipment, net	132,279	141,208
Goodwill	195,585	199,375
Customer relationships, net	50,397	54,589
Other intangible assets, net	7,327	7,475
Deferred income taxes	77	68
Other assets	10,310	11,290
Total assets	$603,173	$594,422
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$67,499	$55,883
Accrued expenses and other current liabilities	28,034	30,667
Accrued interest payable	17,907	9,017
Current portion of long-term debt	11,510	—
Deferred income taxes	823	847
Total current liabilities	125,773	96,414
Long-term debt	524,611	516,674
Deferred income taxes	20,653	20,419
Other liabilities	45,577	46,907
Total liabilities	716,614	680,414
Shareholders’ (deficit) equity:
Common stock	189	189
Additional paid-in capital	722,637	721,869
Accumulated loss	(846,971)	(818,855)
Accumulated other comprehensive income	10,704	10,805
Total shareholders’ (deficit) equity	(113,441)	(85,992)
Total liabilities and shareholders’ (deficit) equity	$603,173	$594,422

See the accompanying notes to these condensed consolidated financial statements.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three months ended
	March 29, 2013	March 30, 2012
Net sales	$172,545	$198,683
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	149,170	166,565
Selling and general (excluding depreciation and amortization)	19,440	22,881
Depreciation and amortization	8,593	8,681
Other operating charges	2,774	842
Loss from operations	(7,432)	(286)
Interest expense	(13,598)	(13,536)
Other (loss) income, net	(6,345)	6,044
Loss before income taxes	(27,375)	(7,778)
Provision for income taxes	741	342
Net loss	$(28,116)	$(8,120)

See the accompanying notes to these condensed consolidated financial statements.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(in thousands)
(unaudited)

	Three months ended
	March 29, 2013	March 30, 2012
Net loss	$(28,116)	$(8,120)
Other comprehensive income (loss):
Foreign currency translation adjustment	(185)	963
Defined benefit pension plan adjustments, net of tax	84	85
Total comprehensive loss	$(28,217)	$(7,072)

See the accompanying notes to these condensed consolidated financial statements.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 29, 2013	March 30, 2012
Net cash used in operating activities	$(23,328)	$(666)
Cash flows from investing activities:
Proceeds from sales of assets	116	1,169
Capital expenditures	(2,226)	(1,426)
Net cash used in investing activities	(2,110)	(257)
Cash flows from financing activities:
Net borrowings on Dutch Revolving Credit Facility	11,510	—
Net borrowings (repayments) on ABL Credit Facility	7,802	(206)
Debt issuance costs	(175)	(46)
Net cash provided by (used in) financing activities	19,137	(252)
Effect of exchange rate changes on cash	464	36
Net decrease in cash and cash equivalents	(5,837)	(1,139)
Cash and cash equivalents at beginning of period	10,024	14,327
Cash and cash equivalents at end of period	$4,187	$13,188
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
The Company’s sales volumes have historically been higher in the second and third quarters due to the seasonal demand of the building products markets served. Accordingly, results for the three months ended March 29, 2013 are not necessarily indicative of the results that may be expected for the full year. Management believes that the disclosures made are adequate for a fair presentation of the Company’s results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The first quarter of 2013 and 2012 ended on March 29 and March 30, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which it falls.
Recent Accounting Pronouncements
In February 2013, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. The Standard requires prospective presentation of the effect of significant amounts reclassified from each component of accumulated other comprehensive income and the respective line items in the Consolidated Statement of Operations which are impacted. The amendment is effective prospectively for periods beginning after December 15, 2012. The Company has included the required disclosure in Note 6, Accumulated Other Comprehensive Income.

2. Inventories
Inventories were comprised of:

	March 29, 2013	December 31, 2012
	(in thousands)
Aluminum and steel coil	$69,760	$59,651
Raw materials	15,473	14,520
Work in process	2,669	1,598
Finished products	16,505	13,525
	$104,407	$89,294
The Company has disclosed aluminum and steel coil inventory separately, as it represents inventory that can be classified as raw material, work in process or finished product. Aluminum and steel coil includes both painted and bare coil. Inventories are net of related reserves totaling $2.8 million and $2.9 million as of March 29, 2013 and December 31, 2012, respectively.
r3. Indebtedness
Indebtedness consisted of the following:

	March 29, 2013	December 31, 2012
	(in thousands)
Senior Secured Notes (9.50%)	$375,000	$375,000
Senior Unsecured Loan Facility (12.25%)	123,323	123,188
ABL Credit Facility	26,288	18,486
Dutch Revolving Credit Facility	11,510	—
Total debt	536,121	516,674
Less: current portion	11,510	—
Total long term debt	$524,611	$516,674

On March 25, 2013, the ABL Credit Facility was amended to, among other items, (i) extend the maturity date to January 1, 2016 or in the event the maturity date of the Senior Secured Notes and Senior Unsecured Loan Facilities are extended to a date that is ninety days or more following March 1, 2018, to March 1, 2018, (ii) reduce the Minimum Excess Availability Reserve to $1.0 million from 20% of outstanding borrowings, and (iii) reduce the excess availability threshold from 15.0% to 12.5%. In the event excess availability falls below the 12.5% threshold, Euramax would be required to meet, for the period from the amendment date to November 30, 2013, a Minimum Consolidated Adjusted EBITDA of $55 million, and after November 30, 2013, a Minimum Consolidated Fixed Charge Coverage Ratio of 1.15 to 1.00.

Senior Secured Notes
The Senior Secured Notes (the "Notes") were issued pursuant to an indenture, (the "Indenture"), dated March 18, 2011, among Euramax International, Inc ("Euramax"), the Company, and certain of its domestic subsidiaries as guarantors, and Wells Fargo Bank, National Association, the Trustee. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Euramax Holdings, Inc., Euramax International, Inc., and Amerimax Richmond Company, a 100% wholly-owned domestic subsidiary of Euramax International, Inc. The Notes bear interest at 9.50% per year and mature on April 1, 2016, unless earlier redeemed or repurchased by Euramax. Interest is payable semi-annually on April 1 and October 1 of each year.

The Notes may be redeemed at the option of Euramax, in whole or in part, under the conditions specified in the Indenture, at the following redemption prices plus accrued and unpaid interest to the redemption date if redeemed during the twelve-month period beginning on April 1 of the years indicated:

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
Senior Unsecured Loan Facility
The Senior Unsecured Loan Facility was issued at 98% of par on March 18, 2011 and matures on October 1, 2016. The difference between the consideration received and the aggregate face amount of the Senior Unsecured Loan Facility ($1.7 million) is being amortized and recorded in interest expense using the effective interest rate method over the term of the Senior Unsecured Loan Facility. The Senior Unsecured Loan Facility bears interest at 12.25% per year in the event no election is made to pay interest in kind (PIK), and 14.25% (7.875% cash pay and 6.375% PIK) per annum in the event a PIK election is made. The Company may make a PIK election for up to six quarters during the term of the Senior Unsecured Loan Facility. The interest rate on outstanding borrowings under the Senior Unsecured Loan Facility at March 29, 2013 was 12.25%, as the Company has not made a PIK election.
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
Upon a change of control, Euramax may be required to prepay all or a portion of the Senior Unsecured Loan Facility at a price equal to 101% of the principal amount plus accrued and unpaid interest. All obligations under the Senior Unsecured Loan Facility are unconditionally guaranteed by the Company and Amerimax Richmond Company, a 100% wholly-owned domestic subsidiary of Euramax, and any future direct and indirect wholly‑owned domestic material restricted subsidiaries.
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

ABL Credit Facility
On March 18, 2011, the Company, Euramax, and certain of its domestic subsidiaries, entered into the ABL Credit Facility with Regions Bank, as Collateral and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, and Regions Business Capital, as Sole Lead Arranger and Bookrunner. The ABL Credit Facility provides for revolving credit financing of up to $70 million, subject to borrowing base availability. The ABL Credit Facility was amended on March 25, 2013 to, among other items, (i) extend the maturity date to January 1, 2016 or in the event the maturity date of the Senior Secured Notes and Senior Unsecured Loan Facility are extended to a date that is ninety days or more following March 1, 2018, to March 1, 2018, (ii) reduce the Minimum Excess Availability Reserve to $1.0 million from 20% of outstanding borrowings, and (iii) reduce the excess availability threshold from 15.0% to 12.5%. In the event excess availability falls below the 12.5% threshold, Euramax would be required to meet, for the period from the amendment date to November 30, 2013, a Minimum Consolidated Adjusted EBITDA of $55 million, and after November 30, 2013, a Minimum Consolidated Fixed Charge Coverage Ratio of 1.15 to 1.00. At March 29, 2013, $18.0 million was available to be drawn on the ABL Facility.
Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus an applicable margin or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Regions Bank as its “prime rate” for commercial loans, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR plus 1.00%, plus an applicable margin. The applicable margin is dependent upon the type of borrowings the Company has made under the ABL Credit Facility. At March 29, 2013, the applicable margins were 2.50% and 1.50% for LIBOR and Base Rate borrowings, respectively. The applicable margins are subject to Euramax’s corporate credit rating as determined from time to time by Standard and Poor’s and Moody’s Investors Service and range from 2.00% to 2.75% for LIBOR borrowings and 1.00% to 1.75% for Base Rate borrowings. The weighted average interest rate, including the applicable margin payable on outstanding borrowings under the ABL Credit Facility, at March 29, 2013 was 2.7%. The ABL Credit Facility requires the Company to pay a commitment fee ranging from 0.375% to 0.5%, based on the unutilized commitments. The Company is also required to pay customary letter of credit fees, including, without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.
All obligations under the ABL Credit Facility are unconditionally guaranteed by the Company, Amerimax Richmond Company, a wholly-owned domestic subsidiary of Euramax, and any future direct and indirect wholly-owned domestic restricted subsidiaries which are not borrowers. All obligations under the ABL Credit Facility are secured, subject to certain exceptions, by a first‑priority security interest in Euramax’s and the Guarantors’ inventory and accounts receivable and related assets, referred to as the ABL Collateral, and a junior‑priority security interest in (i) substantially all of Euramax’s and the Guarantors’ assets (other than inventory and accounts receivable and related assets, which assets secure the ABL Credit Facility on a first priority basis) and (ii) all of Euramax’s capital stock and the capital stock of each material domestic restricted subsidiary owned by Euramax or a Guarantor and 65% of the voting capital stock and 100% of any non-voting capital stock of foreign restricted subsidiaries directly owned by Euramax or a Guarantor, which we refer to collectively as the Notes Collateral.
The ABL Credit Facility contains affirmative and negative covenants customary for this type of financing, including, but not limited to certain financial covenants in the event excess availability is less than 12.5% of the lesser of the aggregate amount of commitments outstanding at such time and the borrowing base. If excess availability falls below the 12.5% threshold, Euramax would be required to meet, for the period from the amendment date to November 30, 2013, a Minimum Consolidated Adjusted EBITDA of $55 million for the immediately preceding twelve month period. After November 30, 2013, Euramax would be required to meet a Minimum Consolidated Fixed Charge Coverage Ratio of at least 1.15 to 1.00 if excess availability falls below 12.5%. As of March 29, 2013, excess availability exceeded 12.5% of the borrowing base; therefore, Euramax was not required to meet the Minimum Consolidated Adjusted EBITDA or Minimum Consolidated Fixed Charge Coverage Ratio. Additionally, restrictive covenants limit the ability of the Company and certain of its subsidiaries to incur liens, incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, consolidate, merge or sell all or substantially all of their assets, pay dividends or make other distributions, make certain loans and investments, amend or otherwise alter the terms of documents related to certain of their indebtedness, enter into transactions with affiliates and prepay certain indebtedness, in each case, subject to exclusions, and other customary covenants.

Dutch Revolving Credit Facility

In February 2012, the Company's wholly-owned subsidiary Euramax Coated Products, BV, entered into a revolving credit facility with Rabobank Roermond (the "Dutch Revolving Credit Facility"). The Dutch Revolving Credit Facility provides revolving credit financing of up to EUR 15 million and matures on April 1, 2016. Borrowings under the Dutch Revolving Credit Facility bear interest at a rate per annum which is the aggregate of the average one month Euribor rate over a calendar month plus a margin of 2% and requires payment of a commitment fee of 0.35% per annum on the nominal amount of the credit facility. The weighted average interest rate, including the margin payable on outstanding borrowings under the Dutch Revolving Credit Facility, at March 29, 2013 was 2.4%. All obligations under the Dutch Revolving Credit Facility are secured by a mortgage on the real estate of Euramax Coated Products, BV, a pledge on present and future machinery and present and future accounts receivable balances of Euramax Coated Products, BV. At March 29, 2013, $7.7 million was available to be drawn on the Dutch Revolving Credit Facility.
The Dutch Revolving Credit Facility contains financial and non-financial covenants customary for this type of financing. Financial Covenants include, but are not limited to, a minimum annual EBITDA target and a minimum amount of risk-bearing capital for Euramax Coated Products, BV both measured at the Company's fiscal year-end. The Dutch Revolving Credit Facility also contains a clause limiting further indebtedness. As of March 29, 2013, Euramax Coated Products, BV is in compliance with all covenants.
4. Commitments and Contingencies
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
Product Warranties
The Company provides warranties on certain products. The warranty periods differ depending on the product, but generally range from one year to limited lifetime warranties. The Company provides for warranties based on historical experience and expectations of future occurrence. Changes in the product warranty accrual are summarized as follows:

	Three months ended
	March 29, 2013	March 30, 2012
	(in thousands)
Balance, beginning of period	$5,098	5,050
Payments made or service provided	(876)	(743)
Warranty expense	957	880
Foreign currency translation	(81)	225
Balance, end of period	$5,098	$5,412
5. Income Taxes
The provision for income taxes for 2013 and 2012 are computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country by country basis, adjusted for changes in valuation allowances relating to the Company’s net operating loss and capital loss carryforwards. The effective rates for the three month periods ended March 29, 2013 and March 30, 2012, were 2.7% and 4.4%, respectively.
The effective rate for the three months ended March 29, 2013 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, U.S. tax impact of foreign dividends and non-deductible foreign currency transaction gains and losses, and recognition of valuation allowances related to net losses in the U.K. and for U.S. federal and state net operating losses.
The effective rate for the three months ended March 30, 2012 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, U.S. tax impact of foreign dividends and non-deductible foreign currency transaction gains and losses, and recognition of valuation allowances related to net losses in the U.K. and for U.S. federal and state net operating losses.

6. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income (loss) by component for the quarter ended March 29, 2013 were as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Total
	(in thousands)
Balance, beginning of period	$20,096	$(9,291)	$10,805
Other comprehensive income (loss) before reclassifications	(185)	—	(185)
Amounts reclassified from accumulated other comprehensive income (loss)	—	84	84
Net other comprehensive income (loss)	(185)	84	(101)
Balance, end of period	$19,911	$(9,207)	$10,704
Amounts reclassified from the defined benefit pension plan adjustments component of accumulated other comprehensive income (loss) were recorded in selling and general expenses within the Consolidated Statement of Operations. There were no net tax effects related to the reclassification as a result of the full valuation allowances in the U.S. and UK in the current year. The accumulated tax effect related to the defined benefit pension plan adjustments component of accumulated other comprehensive income (loss) was a benefit of $0.9 million as of March 29, 2013 and December 31, 2012. There are no tax impacts related to the foreign currency translation adjustment component of accumulated other comprehensive income (loss) as the earnings of subsidiaries are considered to be permanently invested.

7. Employee Benefit Plans
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

	Three months ended
	March 29, 2013		March 30, 2012
	U.S. Plan	UK Plan	U.S. Plan	UK Plan
	(in thousands)
Components of net periodic pension cost
Service cost	$16	$—	$19	$—
Interest cost	130	531	128	581
Expected return on assets	(156)	(414)	(144)	(412)
Recognized actuarial net loss	73	11	62	23
Total defined benefit net periodic pension cost	63	128	65	192
Multiemployer benefit expense	252	—	278	—
Net periodic pension cost	$315	$128	$343	$192

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

Recurring Fair Value Measurements
In accordance with accounting principles generally accepted in the United States, certain assets and liabilities are required to be recorded at fair value on a recurring basis. For the Company, the only assets and liabilities that are adjusted to fair value on a recurring basis are derivative financial instruments.
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
The Company has entered into forward contracts to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price to mitigate uncertainty and volatility, and to cover underlying exposures to certain payments in currencies other than the functional currency. The Company has not designated these contracts for hedge accounting treatment and, therefore, the gains and losses on these contracts are recorded in other income (loss). In first quarters of 2013 and 2012, the Company recognized gains of $0.3 million and $0.2 million, respectively, related to these forward contracts.
Derivatives are carried at fair value in the Condensed Consolidated Balance Sheets in the line item accrued expenses and other current liabilities. As of March 29, 2013, the fair value of outstanding derivative financial instruments was not significant. As of December 31, 2012, derivatives totaled $(0.2) million. The fair values of foreign exchange contracts were determined using quotations from financial institutions and were classified as Level 2 measurements in the fair value hierarchy.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
In the first quarter of 2013, the Company recorded losses of approximately $1.6 million in other operating charges related to the reclassification of land and buildings to assets held for sale. These losses, incurred as part of the Company's restructuring activities in the European Engineered Products segment, represent the difference between the carrying value prior to the reclassification and the fair value. The fair value of assets held for sale was determined based on the expected selling price less costs incurred to sell and was classified as Level 1 in the fair value hierarchy. The current fair value of assets held for sale totaled $1.9 million as of March 29, 2013 and is recorded in other current assets on the Condensed Consolidated Balance Sheets. The Company did not record any impairment charges related to assets measured at fair value on a nonrecurring basis during the quarter ended March 30, 2012.

Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents; receivables; accounts payable and accrued expenses; and loans and notes payable approximate their fair values because of the relatively short-term maturities of these instruments.
The fair value of our long-term debt is estimated using Level 2 inputs based on dealer quoted prices for our debt instruments based on recent transactions obtained from various sources. As of March 29, 2013, the carrying amount and fair value of our Senior Secured Notes, were $375.0 million and $367.5 million, respectively. As of December 31, 2012, the carrying amount and fair value of our Senior Secured Notes, were $375.0 million and $348.8 million, respectively.
9. Other Operating Charges
Other operating charges incurred by operating segment were as follows:

	Three months ended
	March 29, 2013	March 30, 2012
	(in thousands)
U.S. Residential Products	$124	$5
U.S. Commercial Products	87	26
European Roll Coated Aluminum	146	484
European Engineered Products	2,210	77
Other Non-Allocated	207	250
Total other operating charges	$2,774	$842

Other operating charges include non-recurring items, primarily related to severance and restructuring activities. Other operating charges of $2.8 million were primarily comprised of restructuring and relocation initiatives in the European Engineered Products segment including a $1.6 million loss related to the reclassification of land and buildings from property, plant and equipment to assets held for sale and $0.6 million of severance and relocation costs. These initiatives include the relocation from multiple plant facilities into one operating location and are intended to reduce overhead costs and streamline operations. The remaining $0.6 million of other operating charges are comprised primarily of severance and relocation costs related to various organizational initiatives to reduce operating costs and improve efficiencies.

In the first quarter of 2012, other operating charges of $0.8 million were primarily comprised of severance and relocation costs related to various restructuring and reorganizational initiatives in both the United States and Europe.
10. Segment Information
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
The Company evaluates the performance of its segments and allocates resources to them based primarily on segment income or (loss) from operations. Expenses, income and assets that are not segment specific relate to the holding company and business development activities conducted for the overall benefit of the Company, and accordingly, are not attributable to the Company’s segments.
The following table presents information about reported segments for the three months ended March 29, 2013:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
Three months ended March 29, 2013	(in thousands)
Net sales:
Third party	$52,118	$54,570	$48,221	$17,636	$—	$—	$172,545
Intersegment	135	144	62	—	—	(341)	—
Total net sales	$52,253	$54,714	$48,283	$17,636	$—	$(341)	$172,545
(Loss) income from operations	$(223)	$(4,418)	$2,487	$(2,628)	$(2,650)	$—	$(7,432)
Depreciation and amortization	$2,925	$2,618	$2,334	$584	$132	$—	$8,593
Capital expenditures	$433	$438	$741	$169	$445	$—	$2,226

The following table presents information about reported segments for the three months ended March 30, 2012:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
Three months ended March 30, 2012	(in thousands)
Net sales:
Third party	$60,646	$64,155	$54,148	$19,734	$—	$—	$198,683
Intersegment	272	90	158	—	—	(520)	—
Total net sales	$60,918	$64,245	$54,306	$19,734	$—	$(520)	$198,683
(Loss) income from operations	$3,507	$(3,053)	$2,593	$(380)	$(2,953)	$—	$(286)
Depreciation and amortization	$2,867	$2,713	$2,397	$622	$82	$—	$8,681
Capital expenditures	$451	$195	$477	$303	$—	$—	$1,426

It is impractical for the Company to provide revenues from external customers by groups of similar products. Accordingly, the following table reflects revenues from external customers by markets for the periods indicated.

		Three months ended
Customers/Markets	Primary Products	March 29, 2013	March 30, 2012
		(in thousands)
Original Equipment Manufacturers (“OEMs”)	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; windows and roofing; and composite building panels	$50,435	$61,059
Industrial and Architectural Contractors	Standing seam panels and siding and roofing accessories	34,432	35,890
Home Improvement Retailers	Rain carrying systems, roofing accessories, windows, doors and shower enclosures	33,421	38,319
Rural Contractors	Steel and aluminum roofing and siding	19,621	27,108
Distributors	Metal coils, rain carrying systems and roofing accessories	17,143	20,188
Manufactured Housing	Steel siding and trim components	9,395	8,693
Home Improvement Contractors	Vinyl replacement windows; metal coils, rain carrying systems; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings	8,098	7,426
		$172,545	$198,683

11. Supplemental Guarantor Condensed Financial Information

On March 18, 2011, Euramax Holdings, Inc. (presented as Parent in the following schedules), through its 100%-owned subsidiary, Euramax International, Inc. (presented as Issuer in the following schedules) issued the Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Euramax Holdings, Inc., Euramax International, Inc., and Amerimax Richmond Company, a 100% owned domestic subsidiary of Euramax International, Inc. All other subsidiaries of Euramax International, Inc., whether direct or indirect, do not guarantee the Senior Secured Notes (the "Non-Guarantors").
Additionally, the Notes are secured on a second priority basis by liens on all of the collateral (subject to certain exceptions) securing Euramax International, Inc.’s ABL Credit Facility. In the event that secured creditors exercise remedies with respect to Euramax International, Inc.'s pledged assets, the proceeds of the liquidation of those assets will first be applied to repay obligations secured by the first priority liens under the senior secured credit facilities and any other first priority obligations.
The following condensed consolidating financial statements present the results of operations, comprehensive operations, financial position and cash flows of (1) the Parent, (2) the Issuer, (3) the Non-Guarantor Subsidiaries, and (4) eliminations to arrive at the information for Euramax Holdings, Inc. on a consolidated basis.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 29, 2013
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,716	$2,471	$—	$4,187
Accounts receivable, less allowance for doubtful accounts	—	44,682	44,110	—	88,792
Inventories, net	—	74,331	30,076	—	104,407
Income taxes receivable	—	222	895	—	1,117
Deferred income taxes	—	794	110	—	904
Other current assets	—	3,967	3,824	—	7,791
Total current assets	—	125,712	81,486	—	207,198
Property, plant and equipment, net	—	67,200	65,079	—	132,279
Amounts due from affiliates	—	209,113	23,538	(232,651)	—
Goodwill	—	81,355	114,230	—	195,585
Customer relationships, net	—	31,440	18,957	—	50,397
Other intangible assets, net	—	7,327	—	—	7,327
Investment in consolidated subsidiaries	(108,672)	13,485	—	95,187	—
Deferred income taxes	—	—	77	—	77
Other assets	—	8,314	1,996	—	10,310
Total assets	$(108,672)	$543,946	$305,363	$(137,464)	$603,173
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$44,699	$22,800	$—	$67,499
Accrued expenses and other current liabilities	16	14,725	13,293	—	28,034
Accrued interest payable	—	17,907	—	—	17,907
Current portion of long-term debt	—	—	11,510	—	11,510
Deferred income taxes	—	—	823	—	823
Total current liabilities	16	77,331	48,426	—	125,773
Long-term debt	—	524,611	—	—	524,611
Amounts due to affiliates	4,753	14,757	213,141	(232,651)	—
Deferred income taxes	—	12,628	8,025	—	20,653
Other liabilities	—	23,291	22,286	—	45,577
Total liabilities	4,769	652,618	291,878	(232,651)	716,614
Shareholders’ (deficit) equity:
Common stock	189	—	21	(21)	189
Additional paid-in capital	722,637	659,738	199,453	(859,191)	722,637
Accumulated loss	(846,971)	(779,114)	(200,742)	979,856	(846,971)
Accumulated other comprehensive income	10,704	10,704	14,753	(25,457)	10,704
Total shareholders’ (deficit) equity	(113,441)	(108,672)	13,485	95,187	(113,441)
Total liabilities and shareholders’ (deficit) equity	$(108,672)	$543,946	$305,363	$(137,464)	$603,173

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012
(in thousands)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,574	$8,450	$—	$10,024
Accounts receivable, less allowance for doubtful accounts	—	39,743	34,133	—	73,876
Inventories, net	—	62,986	26,308	—	89,294
Income taxes receivable	—	388	1,139	—	1,527
Deferred income taxes	—	793	114	—	907
Other current assets	—	3,358	1,431	—	4,789
Total current assets	—	108,842	71,575	—	180,417
Property, plant and equipment, net	—	69,241	71,967	—	141,208
Amounts due from affiliates	—	218,957	30,651	(249,608)	—
Goodwill	—	81,310	118,065	—	199,375
Customer relationships, net	—	33,620	20,969	—	54,589
Other intangible assets, net	—	7,475	—	—	7,475
Investment in consolidated subsidiaries	(81,316)	18,549	—	62,767	—
Deferred income taxes	—	—	68	—	68
Other assets	—	6,225	5,065	—	11,290
Total assets	$(81,316)	$544,219	$318,360	$(186,841)	$594,422
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$34,921	$20,962	$—	$55,883
Accrued expenses and other current liabilities	10	17,582	13,075	—	30,667
Accrued interest payable	—	9,017	—	—	9,017
Deferred income taxes	—	—	847	—	847
Total current liabilities	10	61,520	34,884	—	96,414
Long-term debt	—	516,674	—	—	516,674
Amounts due to affiliates	4,666	15,844	229,098	(249,608)	—
Deferred income taxes	—	8,621	11,798	—	20,419
Other liabilities	—	22,876	24,031	—	46,907
Total liabilities	4,676	625,535	299,811	(249,608)	680,414
Shareholders’ (deficit) equity:
Common stock	189	—	21	(21)	189
Additional paid-in capital	721,869	658,970	199,452	(858,422)	721,869
Accumulated loss	(818,855)	(751,091)	(195,851)	946,942	(818,855)
Accumulated other comprehensive income	10,805	10,805	14,927	(25,732)	10,805
Total shareholders’ (deficit) equity	(85,992)	(81,316)	18,549	62,767	(85,992)
Total liabilities and shareholders’ (deficit) equity	$(81,316)	$544,219	$318,360	$(186,841)	$594,422

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 29, 2013
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net sales	$—	$105,314	$68,723	$(1,492)	$172,545
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	—	93,064	57,598	(1,492)	149,170
Selling and general (excluding depreciation and amortization)	93	13,061	6,286	—	19,440
Depreciation and amortization	—	5,575	3,018	—	8,593
Other operating charges	—	418	2,356	—	2,774
Loss from operations	(93)	(6,804)	(535)	—	(7,432)
Equity in earnings of subsidiaries	(28,023)	(4,891)	—	32,914	—
Interest expense	—	(13,349)	(249)	—	(13,598)
Intercompany income (loss), net	—	4,278	(4,278)	—	—
Other loss, net	—	(5,951)	(394)	—	(6,345)
Loss before income taxes	(28,116)	(26,717)	(5,456)	32,914	(27,375)
Provision (benefit) for income taxes	—	1,306	(565)	—	741
Net loss	$(28,116)	$(28,023)	$(4,891)	$32,914	$(28,116)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 29, 2013
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net loss	$(28,116)	$(28,023)	$(4,891)	$32,914	$(28,116)
Other comprehensive income (loss):
Foreign currency translation adjustment	(185)	(185)	(185)	370	(185)
Defined benefit pension plan adjustments, net of tax	84	84	11	(95)	84
Total comprehensive loss	$(28,217)	$(28,124)	$(5,065)	$33,189	$(28,217)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 30, 2012
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net sales	$—	$122,442	$77,731	$(1,490)	$198,683
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	—	103,647	64,408	(1,490)	166,565
Selling and general (excluding depreciation and amortization)	149	14,918	7,814	—	22,881
Depreciation and amortization	—	5,552	3,129	—	8,681
Other operating charges	—	281	561	—	842
(Loss) income from operations	(149)	(1,956)	1,819	—	(286)
Equity in earnings of subsidiaries	(7,971)	(2,989)	—	10,960	—
Interest expense	—	(13,310)	(226)	—	(13,536)
Intercompany income (loss), net	—	4,373	(4,373)	—	—
Other income (loss), net	—	6,337	(293)	—	6,044
Loss before income taxes	(8,120)	(7,545)	(3,073)	10,960	(7,778)
Provision (benefit) for income taxes	—	426	(84)	—	342
Net loss	$(8,120)	$(7,971)	$(2,989)	$10,960	$(8,120)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 30, 2012
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net loss	$(8,120)	$(7,971)	$(2,989)	$10,960	$(8,120)
Other comprehensive income:
Foreign currency translation adjustment	963	963	785	(1,748)	963
Defined benefit pension plan adjustments, net of tax	85	85	23	(108)	85
Total comprehensive loss	$(7,072)	$(6,923)	$(2,181)	$9,104	$(7,072)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 29, 2013
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net cash used in operating activities	$—	$(15,183)	$(8,145)	$—	$(23,328)
Cash flows from investing activities:
Proceeds from sale of assets	—	116	—	—	116
Capital expenditures	—	(1,263)	(963)	—	(2,226)
Net cash used in investing activities	—	(1,147)	(963)	—	(2,110)
Cash flows from financing activities:
Net borrowings on Dutch Revolving Credit Facility	—	—	11,510	—	11,510
Net borrowings on ABL Credit Facility	—	7,802	—	—	7,802
Debt issuance costs	—	(175)	—	—	(175)
Due from (to) affiliates	—	8,845	(8,845)	—	—
Net cash provided by financing activities	—	16,472	2,665	—	19,137
Effect of exchange rate changes on cash	—	—	464	—	464
Net (decrease) increase in cash and cash equivalents	—	142	(5,979)	—	(5,837)
Cash and cash equivalents at beginning of period	—	1,574	8,450	—	10,024
Cash and cash equivalents at end of period	$—	$1,716	$2,471	$—	$4,187

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 30, 2012
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net cash (used in) provided by operating activities	$—	$5,036	$(5,702)	$—	$(666)
Cash flows from investing activities:
Proceeds from sale of assets	—	1,167	2	—	1,169
Capital expenditures	—	(580)	(846)	—	(1,426)
Net cash (used in) provided by investing activities	—	587	(844)	—	(257)
Cash flows from financing activities:
Net repayments on ABL Credit Facility	—	(206)	—	—	(206)
Debt issuance costs	—	—	(46)	—	(46)
Due (to) from affiliates	—	(4,332)	4,332	—	—
Net cash (used in) provided by financing activities	—	(4,538)	4,286	—	(252)
Effect of exchange rate changes on cash	—	—	36	—	36
Net (decrease) increase in cash and cash equivalents	—	1,085	(2,224)	—	(1,139)
Cash and cash equivalents at beginning of period	—	962	13,365	—	14,327
Cash and cash equivalents at end of period	$—	$2,047	$11,141	$—	$13,188

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words "believe," "expect," "anticipate," "intend," "estimate" and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, the costs of operating as a public company, our capital programs and environmental expenditures. These statements involve known and unknown risks, uncertainties and other factors, including the factors described under "Item 1A. Risk Factors in our Annual Report on Form 10-K," that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

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
Our customers are located predominantly throughout North America and Europe and include distributors, contractors and home improvement retailers, as well as RV, transportation and other original equipment manufacturers, or OEMs. We have extensive in-house manufacturing and distribution capabilities for our more than 10,000 unique products and operate through a network consisting of 36 facilities, including 31 located in North America and five located in Europe. We have over 50 years of experience manufacturing building products and RV exterior components, including our time as a division of our former parent, Alumax Inc., or Alumax, a fully integrated aluminum producer acquired by Alcoa Inc. in 1998. We have operated as an independent company since 1996 when our division was acquired in a management-led buyout.

Results of Operations

Our financial performance is affected by, among other factors, underlying trends in the United States and Europe that influence demand for products sold to residential repair and remodeling, commercial construction and RV markets:

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

Three months ended March 29, 2013 Compared to the Three months ended March 30, 2012.

The following table sets forth net sales and income (loss) from operations data by segment for the three months ended March 29, 2013 and March 30, 2012:

	Net Sales			Income (Loss) from Operations
	Three Months Ended			Three Months Ended
	March 29, 2013	March 30, 2012	Increase (Decrease)	March 29, 2013	March 30, 2012	Increase (Decrease)
	(in millions)
U.S. Residential Products	$52.1	$60.6	(14.0)%	$(0.2)	$3.5	N/M
U.S. Commercial Products	54.6	64.2	(15.0)%	(4.4)	(3.1)	(41.9)%
European Roll Coated Aluminum	48.2	54.2	(11.1)%	2.5	2.6	(3.8)%
European Engineered Products	17.6	19.7	(10.7)%	(2.6)	(0.4)	(550.0)%
Other Non-Allocated	—	—	—	(2.7)	(2.9)	6.9%
Totals	$172.5	$198.7	(13.2)%	$(7.4)	$(0.3)	(2,366.7)%
Net Sales. Net sales include revenue recognized from the sales of our products less provisions for returns, allowances, rebates and discounts. Our net sales declined $26.2 million, or 13.2%, to $172.5 million in the first quarter of 2013 compared to $198.7 million in the first quarter of 2012. Net sales for the first quarter of 2013 in both our U.S. and European operating segments were negatively impacted by severe winter weather conditions which we believe resulted in the delay of residential repair and remodel and commercial construction activities. For our U.S. operating segments, the impact of the severe winter weather was compounded by mild winter weather experienced in first quarter of 2012, which we believe resulted in higher than normal sales activity in the prior year quarter. Additionally, our European segments continue to be negatively impacted by economic uncertainty and reduced consumer confidence in the end markets we serve. Accordingly, demand from our European customers weakened compared to the first quarter of 2012. Foreign currency translation did not have a significant impact on net sales during the quarter.
Total net sales for our U.S. segments declined $18.1 million, or 14.5%, to $106.7 million in the first quarter of 2013 compared to $124.8 million in the first quarter of 2012.
Net sales of our U.S. Residential Products segment declined $8.5 million, or 14.0%, to $52.1 million in the first quarter of 2013 compared to $60.6 million in the first quarter of 2012. Demand for our roof drainage, roof edge and related products in both the home center and distributor markets were negatively impacted by severe winter weather conditions throughout much of the U.S. We believe the severe winter weather in the current year, combined with unusually warm weather in the first quarter of 2012, was the primary cause of the significant decline in net sales from the prior year quarter. Net sales were also negatively impacted by lower sales prices as a result of declines in aluminum raw material costs. These declines were partially offset by modest improvements in demand for our patio covers and vinyl window products in the western U.S.
Net sales of our U.S. Commercial Products segment declined $9.6 million, or 15.0%, to $54.6 million in the first quarter of 2013 compared to $64.2 million in the first quarter of 2012. The decline in net sales is primarily due to lower demand in the post frame construction markets as a result of construction delays due to excessive snow fall and extreme weather conditions throughout many of our core sales territories in the United States. Demand for products sold to original equipment manufacturers in the RV and transportation markets and demand from distributors for specialty coated aluminum coil also decreased. We estimate that lower sales prices as a result of lower steel and aluminum raw material costs in the first quarter of 2013 compared to the first quarter of 2012 represented approximately $2.7 million of the decrease in net sales.
Total net sales for our European segments declined $8.1 million, or 11.0%, to $65.8 million in the first quarter of 2013 compared to $73.9 million in the first quarter of 2012. Net sales declines were primarily the result of weakened demand as a result of continuing economic uncertainty in Europe. The European economic crisis has resulted in the delay and curtailment of architectural and industrial projects and lower consumer confidence has resulted in declining demand in the transportation and caravan markets throughout Europe. The lagging economy was further impacted by severe winter weather throughout much of Europe which we believe also negatively impacted commercial construction activities and resulted in lower demand in several of our key markets. Foreign currency translation did not have a significant impact on net sales during the quarter.

Net sales of our European Roll Coated Aluminum segment declined $6.0 million, or 11.1%, to $48.2 million in the first quarter of 2013 compared to $54.2 million in the first quarter of 2012. The decline in net sales was primarily due to lower demand for specialty coated coil and panels used in architectural and industrial projects and sold to OEMs in the transportation industry. Demand in these markets has been negatively impacted by the continuing economic crisis in Europe which has resulted in delays and curtailment of architectural and other large scale projects as a result of economic uncertainty. We believe that unfavorable weather conditions also negatively impacted demand due to construction delays for commercial construction activities.
Net sales of our European Engineered Products segment declined $2.1 million, or 10.7%, to $17.6 million in the first quarter of 2013 compared to $19.7 million in the first quarter of 2012. Demand in this segment has been negatively impacted by the continuing economic crisis in Europe. Specifically, declines in net sales were primarily the result of lower demand for engineered components sold to suppliers in the transportation market and lower demand for residential windows, doors and shower enclosures sold to distributors and home improvement retailers in the United Kingdom. Sales declines in these markets were partially offset by increased demand for factory built holiday homes in the United Kingdom primarily as a result of increased production at a significant holiday home manufacturer.
Cost of Goods Sold. Cost of goods sold includes the cost of raw materials, manufacturing labor, packaging, utilities, freight, maintenance and other elements of manufacturing overhead. Cost of goods sold declined $17.4 million, or 10.4%, to $149.2 million in the first quarter of 2013 compared to $166.6 million in the first quarter of 2012. The decline in cost of goods sold is primarily related to volume declines in both our U.S. and European operating segments. Cost of goods sold also decreased as a result of lower aluminum and steel raw material costs in the current quarter compared to the prior year. Higher freight costs and higher labor costs as a result of temporary production inefficiencies during the relocation and consolidation of multiple plant locations in the UK partially offset the decline in costs of goods sold. Foreign currency translation did not have a significant impact on cost of goods sold during the quarter.
Selling and General. Selling and general expenses include salaries, benefits, incentive compensation, insurance, travel and entertainment and other administrative costs. Selling and general expenses declined $3.5 million, or 15.3%, to $19.4 million in the first quarter of 2013 compared to $22.9 million in the first quarter of 2012. Organizational initiatives in both North America and Europe including the rationalization of our manufacturing and distribution foot print and the achievement of production efficiency gains and procurement savings resulted in an overall reduction in selling and general costs. These initiatives, while undertaken in response to continued relative softness in our demand, are expected to contribute to higher levels of operating performance as markets recover. Foreign currency translation did not have a material impact on selling and general costs during the quarter.
Depreciation and Amortization. Depreciation and amortization declined $0.1 million, or 1.1%, to $8.6 million in the first quarter of 2013 compared to $8.7 million in the first quarter of 2012.
Other Operating Charges. Other operating charges are comprised of non-recurring or other unusual costs such as restructuring initiatives, facility closures, relocation, severance, and acquisition costs. Other operating charges of $2.8 million in the first quarter of 2013 increased $2.0 million compared to $0.8 million in the first quarter of 2012.
In the first quarter of 2013, other operating charges of approximately $2.8 million are primarily comprised of restructuring and relocation initiatives in the European Engineered Products segment including a $1.6 million loss related to the reclassification of land and buildings from property, plant and equipment to assets held for sale and $0.6 million of severance and relocation costs. These initiatives include the relocation from multiple plant facilities in the UK into one operating location and are intended to reduce overhead costs and streamline operations. The remaining $0.6 million of other operating charges for the quarter are comprised primarily of severance and relocation costs in both the U.S. and Europe related to various organizational initiatives to reduce operating costs and improve efficiencies.
In the first quarter of 2012, other operating charges of approximately $0.8 million consisted primarily of severance and relocation costs related to cost savings initiatives and restructuring activities in both the U.S. and Europe.
Income (Loss) from Operations. As a result of the aforementioned items, our income from operations declined $(7.1) million, to a loss of $(7.4) million in the first quarter of 2013 compared to loss of $(0.3) million for the first quarter of 2012.
Income (loss) from operations of our U.S. Residential Products segment declined $(3.7) million to a loss of $(0.2) million for the first quarter of 2013 compared to income of $3.5 million for the first quarter of 2012. This decrease is primarily related to volume declines as a result of severe winter weather conditions in the first quarter of 2013. Lower selling prices necessitated by lower aluminum costs also negatively impacted income from operations. These declines were partially offset by lower selling and general costs as a result of continued organizational initiatives to reduce operating costs and streamline operations.
Income (loss) from operations of our U.S. Commercial Products segment declined $(1.3) million to a loss of $(4.4) million for the first quarter of 2013 compared to a loss of $(3.1) million in the first quarter of 2012. This decrease is primarily the result of lower sales volumes compared to 2012, offset by cost savings as a result of ongoing operational initiatives including consolidation of operations at certain plant locations.
Income from operations of our European Roll Coated Aluminum segment declined $(0.1) million to $2.5 million in the first quarter of 2013 compared to $2.6 million in the first quarter of 2012. Declines in income from operations as a result of lower sales volumes were generally offset by reductions to selling and general costs as a result of cost savings initiatives to reduce overhead and other operating costs in response to the continuing economic uncertainty throughout Europe. Income from operations was also negatively impacted by changes in product mix including a decline in sales to the RV market which generally have higher profit margins than products sold in the architectural and industrial markets. Despite these challenges, operating margin increased from 4.8% for the first quarter of 2012 to 5.2% for the first quarter of 2013.
Income (loss) from operations of our European Engineered Products segment declined $(2.2) million to a loss of $(2.6) million for the first quarter of 2013 compared to a loss of $(0.4) million in the first quarter of 2012. The decline was primarily due to $(2.2) million of non-recurring other operating charges primarily related to severance and relocation activities in the U.K. which are expected to streamline operations and provide cost savings in future periods. Lower sales volumes in this segment were generally offset by lower selling and general expenses in the first quarter of 2013.
Interest Expense. Interest expense for first quarter of 2013 and for the first quarter of 2012 totaled approximately $13.6 million and $13.5 million, respectively. Interest expense is primarily comprised of interest on our Senior Secured Notes, Senior Unsecured Loan Facility, ABL Credit Facility, and Dutch Revolving Credit Facility.
Other Income (Loss), Net. Other income (loss), net includes translation gains and losses on intercompany obligations, gains and losses on asset disposals, interest income and other income or expense items of a non-operating nature.
Other loss, net in the first quarter of 2013 of $(6.3) million consisted primarily of translation losses on intercompany obligations due to the strengthening of the euro compared to the U.S. dollar totaling $(7.0) million, which were partially offset by gains of approximately $0.3 million on forward foreign currency contracts.
Other income, net in the first quarter of 2012 of $6.0 million consisted primarily of translation gains on intercompany obligations of $5.7 million and a gain of $0.5 million on the sale of assets associated with the exit of our U.S. RV door product line in the U.S. Commercial Products segment during the first quarter of 2012. These gains were partially offset by losses of approximately $(0.2) million on forward foreign currency contracts.
Provision (Benefit) for Income Taxes. We reported an income tax provision of $0.7 million for the first quarter of 2013 compared to a provision of $0.3 million for the first quarter of 2012. Our effective tax rates were 2.7% for the three months ended March 29, 2013 and 4.4% for the three months ended March 30, 2012.
The effective rate for the first quarter of 2013 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, U.S. tax impact of non-deductible foreign currency transaction gains and losses, and recognition of valuation allowances related to net losses in the UK and for U.S. federal and state net operating losses.
The effective rate for the first quarter of 2012 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, U.S. tax impact of non-deductible foreign currency transaction gains and losses, and recognition of valuation allowances related to net losses in the UK and for U.S. federal and state net operating losses.
Our effective tax rate reflects a full valuation allowance on losses in the United States. Without a valuation allowance, earnings from the United States are generally taxed at rates higher than the foreign statutory tax rates. The 2013 effective tax rate reflects a full valuation allowance on losses in the United Kingdom. A change in the mix of pretax income from the various tax jurisdictions can have a significant impact on our periodic effective tax rate.
Net Loss. Our net loss was $28.1 million for the first quarter of 2013 compared to a net loss of $8.1 million for the first quarter of 2012.

Liquidity and Capital Resources
Our principal sources of liquidity are from cash and cash equivalents, cash from operations and borrowings under our ABL Credit Facility and Dutch Revolving Credit Facility. As of March 29, 2013, we had cash and cash equivalents of $4.2 million. Net cash used in operating activities was $23.3 million for the three months ended March 29, 2013 compared to net cash used in operating activities of $0.7 million for the three months ended March 30, 2012. We believe the decline in operating cash flow over the prior year quarter reflects the combined impact of extreme winter weather in the current year, which delayed current year sales activity, and the impact of mild winter weather in the first quarter of 2012, which resulted in higher sales activity and improved operating cash flow in the 1st quarter of 2013. As a result, inventory levels have increased as of first quarter 2013 in order to meet demand for the peak sales season in the second and third quarters and the anticipated release of pent up demand as a result of extreme weather conditions. As of March 29, 2013, we had $26.3 million outstanding and availability of $18.0 million under our ABL Credit Facility and $11.5 million outstanding and availability of $7.7 million on our Dutch Revolving Credit Facility.
On March 25, 2013, the ABL Credit Facility was amended to, among other items, (i) extend the maturity date to January 1, 2016 or in the event the maturity date of the Senior Secured Notes and Senior Unsecured Loan Facilities are extended to a date that is ninety days or more following March 1, 2018, to March 1, 2018, (ii) reduce the Minimum Excess Availability Reserve to $1.0 million from 20% of outstanding borrowings, and (iii) reduce the excess availability threshold from 15.0% to 12.5%. In the event excess availability falls below the 12.5% threshold, Euramax would be required to meet, for the period from the amendment date to November 30, 2013, a Minimum Consolidated Adjusted EBITDA of $55 million, and after November 30, 2013, a Minimum Consolidated Fixed Charge Coverage Ratio of 1.15 to 1.00.

Our ability to make debt service payments, refinance our indebtedness, maintain capital assets and satisfy our other capital and commercial commitments will depend on our ability to generate cash flow in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors. While these factors are beyond our control, we frequently invest sources of liquidity with the intent of improving our ability to generate future cash flow. Such investments have, and may in the future, include product development initiatives, restructuring and growth oriented capital expenditures, and business acquisitions. We believe our March 29, 2013 cash levels, together with our cash from operations and borrowings under our revolving credit facilities will be adequate to fund our cash requirements based on our current level of operations for at least the next twelve months.
Debt
Senior Secured Notes
The Senior Secured Notes (the "Notes") were issued pursuant to an indenture (the "Indenture"), dated March 18, 2011, among Euramax International, Inc ("Euramax"), the Company, and certain of its domestic subsidiaries as guarantors, and Wells Fargo Bank, National Association, the Trustee. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by the Company, Euramax, and Amerimax Richmond Company, a 100% owned domestic subsidiary of Euramax. The Notes bear interest at 9.50% per year and mature on April 1, 2016, unless earlier redeemed or repurchased by Euramax. The Notes bear interest at 9.50% per year and mature on April 1, 2016, unless earlier redeemed or repurchased by Euramax. Interest is payable semi-annually on April 1 and October 1 of each year.
The Notes may be redeemed at Euramax's option, in whole or in part, under the conditions specified in the Indenture, at the following redemption prices plus accrued and unpaid interest to the redemption date, if redeemed during the 12‑month period beginning on April 1 of the years indicated:

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

Senior Unsecured Loan Facility
The Senior Unsecured Loan Facility was issued at 98% of par on March 18, 2011 and matures on October 1, 2016. The difference between the consideration received and the aggregate face amount of the Senior Unsecured Loan Facility ($1.7 million) is being amortized and recorded in interest expense using the effective interest rate method over the term of the Senior Unsecured Loan Facility. The Senior Unsecured Loan Facility bears interest at 12.25% per year in the event no election is made to pay interest in kind (PIK), and 14.25% (7.875% cash pay and 6.375% PIK) per annum in the event a PIK election is made. The Company may make a PIK election for up to six quarters during the term of the Senior Unsecured Loan Facility. The interest rate on outstanding borrowings under the Senior Unsecured Loan Facility at March 29, 2013 was 12.25%, as the Company has not made a PIK election.
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
Upon a change of control, Euramax may be required to prepay all or a portion of the Senior Unsecured Loan Facility at a price equal to 101% of the principal amount plus accrued and unpaid interest. All obligations under the Senior Unsecured Loan Facility are unconditionally guaranteed by the Company and Amerimax Richmond Company, a 100% wholly owned domestic subsidiary of Euramax, and any future direct and indirect wholly‑owned domestic material restricted subsidiaries subject to certain exceptions.

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

ABL Credit Facility
On March 18, 2011, the Company, Euramax, and certain of its domestic subsidiaries, entered into the ABL Credit Facility with Regions Bank, as Collateral and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, and Regions Business Capital, as Sole Lead Arranger and Bookrunner. The ABL Credit Facility provides for revolving credit financing of up to $70 million, subject to borrowing base availability. The ABL Credit Facility was amended on March 25, 2013 to, among other items, (i) extend the maturity date to January 1, 2016 or in the event the maturity date of the Senior Secured Notes and Senior Unsecured Loan Facility are extended to a date that is ninety days or more following March 1, 2018, to March 1, 2018, (ii) reduce the Minimum Excess Availability Reserve to $1.0 million from 20% of outstanding borrowings, and (iii) reduce the excess availability threshold from 15.0% to 12.5%. In the event excess availability falls below the 12.5% threshold, Euramax would be required to meet, for the period from the amendment date to November 30, 2013, a Minimum Consolidated Adjusted EBITDA of $55 million, and after November 30, 2013, a Minimum Consolidated Fixed Charge Coverage Ratio of 1.15 to 1.00.
Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus an applicable margin or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Regions Bank as its “prime rate” for commercial loans, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR plus 1.00%, plus an applicable margin. The applicable margin is dependent upon the type of borrowings Euramax has made under the ABL Credit Facility. At March 29, 2013, the applicable margins were 2.50% and 1.50% for LIBOR and Base Rate borrowings, respectively. The applicable margins are subject to the Company's corporate credit rating as determined from time to time by Standard and Poor’s and Moody’s Investors Service and range from 2.00% to 2.75% for LIBOR borrowings and 1.00% to 1.75% for Base Rate borrowings. The ABL Credit Facility requires Euramax to pay a commitment fee ranging from 0.375% to 0.5%, based on the unutilized commitments. Euramax is also required to pay customary letter of credit fees, including, without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.
All obligations under the ABL Credit Facility are unconditionally guaranteed by the Company, Amerimax Richmond Company, a 100% wholly owned domestic subsidiary of Euramax, and any future direct and indirect, wholly-owned domestic restricted subsidiaries which are not borrowers. All obligations under the ABL Credit Facility and the guarantees of those obligations are secured, subject to certain exceptions, by a first‑priority security interest in Euramax’s and the guarantors’ inventory and accounts receivable and related assets, which we refer to as the ABL Collateral, and a junior‑priority security interest in (i) substantially all of Euramax’s and the guarantors’ assets (other than inventory and accounts receivable and related assets, which assets secure our ABL Credit Facility on a first priority basis) and (ii) all of Euramax’s capital stock and the capital stock of each material domestic restricted subsidiary owned by Euramax or a guarantor and 65% of the voting capital stock and 100% of any non-voting capital stock of foreign restricted subsidiaries directly owned by Euramax or a guarantor, which we refer to collectively as the Notes Collateral. The security interests are granted in accordance with the Amended and Restated Pledge and Security Agreement dated March 18, 2011, by and among us, the other guarantors party thereto and Regions Bank as Agent.
The ABL Credit Facility contains affirmative and negative covenants customary for this type of financing, including, but not limited to certain financial covenants in the event excess availability is less than 12.5% of the lesser of the aggregate amount of commitments outstanding at such time and the borrowing base. If excess availability falls below the 12.5% threshold, Euramax would be required to meet, for the period from the amendment date to November 30, 2013, a Minimum Consolidated Adjusted EBITDA of $55 million for the immediately preceding twelve month period. After November 30, 2013, Euramax would be required to meet a Minimum Consolidated Fixed Charge Coverage Ratio of at least 1.15 to 1.00 if excess availability falls below 12.5%. As of March 29, 2013, excess availability exceeded 12.5% of the borrowing base; therefore, Euramax was not required to meet the Minimum Consolidated Adjusted EBITDA or Minimum Consolidated Fixed Charge Coverage Ratio. Additionally, restrictive covenants limit the ability of the Company and certain of its subsidiaries to incur liens, incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, consolidate, merge or sell all or substantially all of their assets, pay dividends or make other distributions, make certain loans and investments, amend or otherwise alter the terms of documents related to certain of their indebtedness, enter into transactions with affiliates and prepay certain indebtedness, in each case, subject to exclusions, and other customary covenants.

Dutch Revolving Credit Facility
In February 2012, our wholly-owned subsidiary in the Netherlands, Euramax Coated Products, BV, entered into the Dutch Revolving Credit Facility with Rabobank Roermond (Rabobank). The Dutch Revolving Credit Facility provides revolving credit financing of up to EUR 15 million and matures on April 1, 2016. Borrowings under the Dutch Revolving Credit Facility bear interest at a rate per annum which is the aggregate of the average one month Euribor rate over a calendar month plus a margin of 2% and requires payment of a Credit Fee of 0.35% per annum on the nominal amount of the credit facility. All obligations under the Dutch Revolver are secured by a mortgage on the real estate of Euramax Coated Products, BV, a pledge on present and future machinery and present and future accounts receivable balances of Euramax Coated Products, BV.
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
Covenant Ratios Contained in the Indenture, the ABL Credit Facility and the Senior Unsecured Loan Facility.
The Indenture and the Senior Unsecured Loan Facility contain two material covenants which utilize financial ratios. These covenants do not require Euramax to maintain specified ratio levels at all times or at regular intervals. However, if Euramax elected to incur additional indebtedness under the ratio test without having availability under other debt baskets, or make restricted payments under the restricted payment covenant without having availability under our restricted payment baskets, non-compliance with these covenants could result in an event of default under the indenture and, under certain circumstances, a requirement to immediately repay all amounts outstanding under the Notes and could trigger a cross-default under our Senior Secured Credit Facility or other indebtedness we may incur in the future. First, Euramax is permitted to incur indebtedness under the Indenture and the Senior Unsecured Loan Facility if the ratio of Consolidated Cash Flow to Fixed Charges on a pro forma basis (referred to in the Indenture and the Senior Unsecured Loan Facility as the "Fixed Charge Coverage Ratio") is greater than 2:1 or, if the ratio is less, only if the indebtedness falls into specified debt baskets, including, for example, a credit agreement debt basket, an existing debt basket, a capital lease and purchase money debt basket, an intercompany debt basket, a permitted guarantee debt basket, a hedging debt basket, a receivables transaction debt basket and a general debt basket. In addition, under the Indenture and Senior Unsecured Loan Facility, Euramax is permitted to incur secured debt only if the ratio of Consolidated Secured Indebtedness to Consolidated Cash Flow on a pro forma basis (referred to in the Indenture and the Senior Unsecured Loan Facility as the "Secured Debt Ratio") is equal to or less than 3.75:1.00. Second, the restricted payment covenant provides that Euramax may declare certain dividends, or repurchase equity securities, in certain circumstances only if the Fixed Charge Coverage Ratio is greater than 2:1. In addition, under the ABL Credit Facility, in the event excess availability falls below 12.5% of the lesser of the aggregate amount of commitments outstanding at such time and the borrowing base, Euramax would be required to meet, for the period from the amendment date to November 30, 2013, a Minimum Consolidated Adjusted EBITDA of $55 million, and after November 30, 2013, a Minimum Consolidated Fixed Charge Coverage Ratio of 1.15 to 1.00.
The Fixed Charge Coverage Ratio and the Secured Debt Ratio under the Indenture only limit the ability of Euramax to incur additional indebtedness and the failure of the Company to be within these ratios would not be an event of default under the Indentrue or Senior Unsecured Loan Facility. Euramax has not incurred any additional indebtedness or made any restricted payments pursuant to the provisions in the Indenture and the Senior Unsecured Loan Facility that rely on such ratios.
The provisions of the ABL Credit Facility, only require Euramax to meet the Minimum Consolidated Adjusted EBITDA or Minimum Fixed Charge Coverage Ratio under the ABL Credit Facility when excess availability is less than 12.5%. As of March 29, 2013, because excess availability under the ABL Credit Facility exceeded 12.5% of the borrowing base, Euramax was not required to meet the Minimum Consolidated Fixed Charge Coverage Ratio under the ABL Credit Facility. The Company does not expect excess availability to fall below 12.5% during the next twelve months.

Cash Flows
The following table summarizes our cash flows for the three months ended March 29, 2013 and March 30, 2012:

	Three months ended
	March 29, 2013	March 30, 2012
	(in thousands)
Net cash used in operating activities	$(23,328)	$(666)
Net cash used in investing activities	(2,110)	(257)
Net cash provided by (used in) financing activities	19,137	(252)
Effect of exchange rate changes on cash	464	36
Net decrease in cash and cash equivalents	$(5,837)	$(1,139)

Three months ended March 29, 2013 Compared to the Three months ended March 30, 2012.
Operating Activities. Cash used in operating activities in the first three months of 2013 was approximately $23.3 million compared to cash used in operating activities of $0.7 million for the first three months of 2012, a decrease in cash flow of $22.6 million. The decline in operating cash flow over the prior year quarter reflects the combined impact of extreme winter weather in the current year, which delayed current year sales activity, and the impact of mild winter weather in the first quarter of 2012, which resulted in higher sales activity and improved operating cash flow in the prior year quarter. As a result, inventory levels have increased as of first quarter 2013 in order to meet demand for the peak sales season in the second and third quarters and the anticipated release of pent up demand as a result of extreme weather conditions. Increases in working capital items in the first three months of 2013 are consistent with the seasonality of our business and are necessary to support net sales growth.
Investing Activities. Cash used in investing activities in the first three months of 2013 was $2.1 million. Capital expenditures of $2.2 million were offset by asset sales of approximately $0.1 million in the first three months of 2013.
Cash used in investing activities in the first three months of 2012 was $0.3 million. Capital expenditures of $1.4 million in the first three months of 2012 were offset by $1.1 million of proceeds from the sale of assets.
Financing Activities. Cash provided by financing activities during the first three months of 2013 was $19.1 million and consisted primarily of net borrowings on our Dutch Revolving Credit Facility totaling $11.5 million and net borrowings on our ABL Credit Facility totaling $7.8 million. Net cash provided by these borrowings was partially offset by $0.2 million of debt issuance costs related to the amendment of the ABL Credit Facility.
Cash used in financing activities during the first three months of 2012 was $0.3 million and consisted of net repayments under the ABL Credit Facility of $0.2 million and debt issuance costs of $0.1 million.

Capital Expenditures
Our capital expenditures for the first three months of 2013 and the first three months of 2012 were $2.2 million and $1.4 million, respectively. Capital expenditures in each period relate primarily to purchases and upgrades of coil coating, fabricating, transportation and material moving and handling equipment.

Seasonality; Inflation
Our sales have historically been seasonal, with the second and third quarters typically accounting for our highest sales volumes. First and fourth quarter sales volumes are generally lower primarily due to reduced repair and remodel activity and reduced activity in the building and construction industry as a result of colder and more inclement weather in our geographic end markets, as well as customer plant shutdowns in the RV and automotive industries during holidays and model changeovers.

Our cost of goods sold is subject to inflationary pressures and price fluctuations of the raw materials we use, particularly the cost of aluminum and steel. In addition, we are party to certain leases that contain escalator clauses contingent on increases based on changes in the Consumer Price Index. We believe that inflation and/or deflation had a minimal impact on our overall results of operations during the three months ended March 29, 2013 and March 30, 2012.
Working Capital Management
Working capital decreased $2.6 million, or 3.1%, to $81.4 million as of March 29, 2013 from $84.0 million as of December 31, 2012. The change in working capital is primarily attributable to current borrowings on our Dutch Revolving Credit Facility and increases in accounts payable, which resulted in an overall decline in working capital. These items were offset by seasonal increases in accounts receivable and inventory. We historically experience an increase in inventory and accounts receivable during the first half of the year as many customers in our markets increase purchases in the spring and gradually decline throughout the second half of the year.
Accounts receivable of $88.8 million as of March 29, 2013 increased $14.9 million, or 20.2%, from $73.9 million as of December 31, 2012. As of March 29, 2013, days sales outstanding in accounts receivable were 46.8 days, compared to 35.5 days as of December 31, 2012. The primary reason for the increase in accounts receivable and days sales outstanding was a 17.1% increase in net sales for the month ended March 29, 2013 compared to the month ended December 31, 2012. Typically the majority of outstanding receivables are generated from net sales in the preceding two months. However, the significant increase in sales activity during the final month of the first quarter which we believe is primarily due to improving weather conditions, resulted in an increase of uncollected current receivables for the current quarter.
Inventories of $104.4 million as of March 29, 2013 increased $15.1 million, or 16.9%, from $89.3 million as of December 31, 2012, primarily as a result of seasonal increases in demand. As of March 29, 2013, days sales in inventories were 63.7 days, compared to 50.3 days as of December 31, 2012, which reflects higher inventory levels necessary to support higher sales activity in the peak sales seasons.
Accounts payable of $67.5 million as of March 29, 2013 increased $11.6 million, or 20.8%, from $55.9 million as of December 31, 2012. Higher accounts payable balances reflect increasing inventory levels throughout the first quarter to support higher demand in peak seasons.
Current portion of long-term debt totaled $11.5 million as of March 29, 2013. The Current portion of long-term debt consisted of outstanding borrowings on the Dutch Revolving Credit Facility totaling $11.5 million at March 29, 2013 compared to no outstanding borrowings at December 31, 2012.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles. In order to apply these principles, management must make judgments, assumptions and estimates based on the best available information at the time. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For the three months ended March 29, 2013, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of March 29, 2013.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in currency exchange rates (primarily the euro and British pound sterling), interest rates and commodity prices (primarily aluminum and steel).

Foreign Currency Exchange Risk
Approximately 38.2% of our net sales for the three months ended March 29, 2013 originated in Europe. Although our sales outside the United States are subject to exchange rate fluctuations, we do not use derivatives to manage our foreign currency exchange risks resulting from foreign sales. Changes in foreign exchange rates affect interest expense recorded in relation to our foreign currency denominated debt instruments.
Interest Rate Risk
We have market risk related to changing interest rates. Although we historically entered into interest rate agreements to reduce the impact of interest rate fluctuations on our interest expense, we had no interest rate swaps in the first quarter of 2012 or 2013. We may enter into additional interest rate swaps in the future to manage our interest rate risk.
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
Item 4.  Controls and Procedures
Disclosure Controls and Procedures
The Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) of the Securities Exchange Act of 1934, as amended) for the quarter ended March 29, 2013. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2013.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1.  Legal Proceedings
From time to time, we are party to various legal proceedings arising in the ordinary course of business. The Company is not currently a party to any legal proceeding the result of which it believes could have a material adverse impact upon its business, financial position or results of operations.
Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6.  Exhibits
EXHIBIT INDEX

Number	Exhibit Title
10.1
Fourth Amendment to the Amended and Restated Senior Secured Revolving Credit and Guaranty Agreement, dated March 25, 2013, by and among Euramax International, Inc., Euramax Holdings, Inc., Amerimax Richmond Company, Regions Bank, as Collateral and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, and Regions Business Capital, as Sole Lead Arranger and Bookrunner (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K (File No. 333-05978) filed with the SEC on March 29, 2013).

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

EURAMAX HOLDINGS, INC.

Date: May 10, 2013	/s/ R. Scott Vansant
R. Scott Vansant
Senior Vice President and Chief Financial Officer