Form 10-Q
period 2013-06-28
Euramax Holdings, Inc.
filed 2013-08-09
CIK 1026743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2013
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

There were 189,826 shares of the registrant’s common stock, par value $1.00 per share, issued and outstanding as of August 8, 2013, none of which are publicly traded.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements (unaudited)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 28, 2013	December 31, 2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$5,101	$10,024
Accounts receivable, less allowances of $2,439 and $2,751, respectively	106,664	73,876
Inventories, net	100,998	89,294
Income taxes receivable	1,198	1,527
Deferred income taxes	905	907
Other current assets	6,568	4,789
Total current assets	221,434	180,417
Property, plant and equipment, net	130,831	141,208
Goodwill	197,126	199,375
Customer relationships, net	47,119	54,589
Other intangible assets, net	7,373	7,475
Deferred income taxes	85	68
Other assets	9,726	11,290
Total assets	$613,694	$594,422
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable, including cash overdrafts of $5,144 and $0, respectively	$80,920	$55,883
Accrued expenses and other current liabilities	27,228	30,667
Accrued interest payable	9,006	9,017
Current portion of long-term debt	3,333	—
Deferred income taxes	835	847
Total current liabilities	121,322	96,414
Long-term debt	539,869	516,674
Deferred income taxes	20,350	20,419
Other liabilities	46,432	46,907
Total liabilities	727,973	680,414
Shareholders’ deficit:
Common stock	189	189
Additional paid-in capital	723,431	721,869
Accumulated loss	(848,527)	(818,855)
Accumulated other comprehensive income	10,628	10,805
Total shareholders’ deficit	(114,279)	(85,992)
Total liabilities and shareholders’ deficit	$613,694	$594,422

See the accompanying notes to these condensed consolidated financial statements.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three months ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net sales	$229,861	$223,792	$402,406	$422,475
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	190,461	185,135	339,631	351,700
Selling and general (excluding depreciation and amortization)	19,940	21,039	39,380	43,920
Depreciation and amortization	8,450	8,633	17,043	17,314
Other operating charges	1,126	920	3,900	1,762
Income from operations	9,884	8,065	2,452	7,779
Interest expense	(13,854)	(13,861)	(27,452)	(27,397)
Other income (loss), net	2,111	(8,863)	(4,234)	(2,819)
Loss before income taxes	(1,859)	(14,659)	(29,234)	(22,437)
(Benefit) provision for income taxes	(303)	933	438	1,275
Net loss	$(1,556)	$(15,592)	$(29,672)	$(23,712)
See the accompanying notes to these condensed consolidated financial statements.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(in thousands)
(unaudited)

	Three months ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net loss	$(1,556)	$(15,592)	$(29,672)	$(23,712)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(157)	(1,165)	(342)	(202)
Defined benefit pension plan adjustments, net of tax	81	85	165	170
Total comprehensive loss	$(1,632)	$(16,672)	$(29,849)	$(23,744)
See the accompanying notes to these condensed consolidated financial statements.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 28, 2013	June 29, 2012
Net cash used in operating activities	$(33,383)	$(21,387)
Cash flows from investing activities:
Proceeds from sales of assets	2,186	1,233
Capital expenditures	(4,958)	(2,647)
Net cash used in investing activities	(2,772)	(1,414)
Cash flows from financing activities:
Net borrowings on ABL Credit Facility	22,953	17,635
Changes in cash overdrafts	5,144	3,027
Net borrowings on Dutch Revolving Credit Facility	3,333	—
Debt issuance costs	(175)	(47)
Net cash provided by financing activities	31,255	20,615
Effect of exchange rate changes on cash	(23)	(240)
Net decrease in cash and cash equivalents	(4,923)	(2,426)
Cash and cash equivalents at beginning of period	10,024	14,327
Cash and cash equivalents at end of period	$5,101	$11,901
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
The Company’s sales volumes have historically been higher in the second and third quarters due to the seasonal demand of the building products markets served. Accordingly, results for the three and six months ended June 28, 2013 are not necessarily indicative of the results that may be expected for the full year. Management believes that the disclosures made are adequate for a fair presentation of the Company’s results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The second quarter of 2013 and 2012 ended on June 28 and June 29, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which it falls.
Recent Accounting Pronouncements
In February 2013, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. The Standard requires prospective presentation of the effect of significant amounts reclassified from each component of accumulated other comprehensive income and the respective line items in the condensed consolidated statement of operations which are impacted. The amendment is effective prospectively for periods beginning after December 15, 2012. The Company has included the required disclosure in Note 6, Accumulated Other Comprehensive Income.

2. Inventories
Inventories were comprised of:

	June 28, 2013	December 31, 2012
	(in thousands)
Aluminum and steel coil	$66,377	$59,651
Raw materials	15,714	14,520
Work in process	3,172	1,598
Finished products	15,735	13,525
Total Inventories, net	$100,998	$89,294
The Company has disclosed aluminum and steel coil inventory separately, as it represents inventory that can be classified as raw material, work in process or finished product. Aluminum and steel coil includes both painted and bare coil. Inventories are net of related reserves totaling $2.2 million and $2.9 million as of June 28, 2013 and December 31, 2012, respectively.
3. Indebtedness
Indebtedness consisted of the following:

	June 28, 2013	December 31, 2012
	(in thousands)
Senior Secured Notes (9.50%)	$375,000	$375,000
Senior Unsecured Loan Facility (12.25%)	123,430	123,188
ABL Credit Facility	41,439	18,486
Dutch Revolving Credit Facility	3,333	—
Total debt	543,202	516,674
Less: current portion	3,333	—
Total long term debt	$539,869	$516,674

Senior Secured Notes
The Senior Secured Notes (the "Notes") were issued pursuant to an indenture (the "Indenture"), dated March 18, 2011, among Euramax International, Inc ("Euramax"), Euramax Holdings, Inc ("Euramax Holdings"), and certain of its domestic subsidiaries as guarantors, and Wells Fargo Bank, National Association, the Trustee. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Euramax Holdings, Euramax, and Amerimax Richmond Company, a 100% wholly-owned domestic subsidiary of Euramax. The Notes bear interest at 9.50% per year and mature on April 1, 2016, unless earlier redeemed or repurchased by Euramax. Interest is payable semi-annually on April 1 and October 1 of each year.
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
Senior Unsecured Loan Facility
In March 2011, Euramax Holdings, Euramax, and certain of its domestic subsidiaries entered into the Senior Unsecured Loan Facility with investment funds affiliated with Highland Capital Management, L.P. and Levine Leichtman Capital Partners, as lenders. The Senior Unsecured Loan Facility was issued at 98% of par on March 18, 2011 and matures on October 1, 2016. The difference between the consideration received and the aggregate face amount ($1.6 million) is being amortized and recorded in interest expense using the effective interest rate method over the term. The Senior Unsecured Loan Facility bears interest at 12.25% per year in the event no election is made to pay interest in kind (PIK), and 14.25% (7.875% cash pay and 6.375% PIK) per annum in the event a PIK election is made. Euramax may make a PIK election for up to six quarters during the term of the Senior Unsecured Loan Facility. The interest rate on outstanding borrowings at June 28, 2013 was 12.25%, as Euramax has not made a PIK election.
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
Upon a change of control, Euramax may be required to prepay all or a portion of the Senior Unsecured Loan Facility at a price equal to 101% of the principal amount plus accrued and unpaid interest. All obligations under the Senior Unsecured Loan Facility are unconditionally guaranteed by Euramax Holdings and Amerimax Richmond Company, a 100% wholly-owned domestic subsidiary of Euramax, and any future direct and indirect wholly‑owned domestic material restricted subsidiaries.
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

ABL Credit Facility
On March 18, 2011, Euramax Holdings, Euramax, and certain of its domestic subsidiaries, entered into the ABL Credit Facility with Regions Bank, as Collateral and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, and Regions Business Capital, as Sole Lead Arranger and Bookrunner. The ABL Credit Facility provides for revolving credit financing of up to $70 million, subject to borrowing base availability. The ABL Credit Facility was amended on March 25, 2013 to, among other items, (i) extend the maturity date to January 1, 2016 or to March 1, 2018 in the event the maturity date of the Senior Secured Notes and Senior Unsecured Loan Facility are extended to a date that is ninety days or more following March 1, 2018, (ii) reduce the Minimum Excess Availability Reserve to $1.0 million from 20% of outstanding borrowings, and (iii) reduce the excess availability threshold from 15.0% to 12.5%. In the event excess availability falls below the 12.5% threshold, Euramax would be required to meet, for the period from the amendment date to November 30, 2013, a Minimum Consolidated Adjusted EBITDA of $55 million, and after November 30, 2013, a Minimum Consolidated Fixed Charge Coverage Ratio of 1.15 to 1.00. At June 28, 2013, $26.9 million was available to be drawn on the ABL Credit Facility.
Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus an applicable margin or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Regions Bank as its “prime rate” for commercial loans, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR plus 1.00%, plus an applicable margin. The applicable margin is dependent upon the type of borrowings Euramax has made under the ABL Credit Facility. At June 28, 2013, the applicable margins were 2.50% and 1.50% for LIBOR and Base Rate borrowings, respectively. The applicable margins are subject to Euramax’s corporate credit rating as determined from time to time by Standard and Poor’s and Moody’s Investors Service and range from 2.00% to 2.75% for LIBOR borrowings and 1.00% to 1.75% for Base Rate borrowings. The weighted average interest rate at June 28, 2013, including the applicable margin payable on outstanding borrowings under the ABL Credit Facility, was 2.7%. The ABL Credit Facility requires Euramax to pay a commitment fee ranging from 0.375% to 0.5%, based on the unutilized commitments. Euramax is also required to pay customary letter of credit fees, including, without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.
All obligations under the ABL Credit Facility are unconditionally guaranteed by Euramax Holdings, Amerimax Richmond Company, a wholly-owned domestic subsidiary of Euramax, and any future direct and indirect wholly-owned domestic restricted subsidiaries which are not borrowers. All obligations under the ABL Credit Facility are secured, subject to certain exceptions, by a first‑priority security interest in Euramax’s and the Guarantors’ inventory and accounts receivable and related assets, referred to as the ABL Collateral, and a junior‑priority security interest in (i) substantially all of Euramax’s and the Guarantors’ assets (other than inventory and accounts receivable and related assets, which assets secure the ABL Credit Facility on a first priority basis) and (ii) all of Euramax’s capital stock and the capital stock of each material domestic restricted subsidiary owned by Euramax or a Guarantor and 65% of the voting capital stock and 100% of any non-voting capital stock of foreign restricted subsidiaries directly owned by Euramax or a Guarantor, which we refer to collectively as the Notes Collateral.
The ABL Credit Facility contains affirmative and negative covenants customary for this type of financing, including, but not limited to certain financial covenants in the event excess availability is less than 12.5% of the lesser of the aggregate amount of commitments outstanding at such time and the borrowing base. If excess availability falls below the 12.5% threshold, Euramax would be required to meet, for the period from the amendment date to November 30, 2013, a Minimum Consolidated Adjusted EBITDA of $55 million for the immediately preceding twelve month period. After November 30, 2013, Euramax would be required to meet a Minimum Consolidated Fixed Charge Coverage Ratio of at least 1.15 to 1.00 if excess availability falls below 12.5%. As of June 28, 2013, excess availability exceeded 12.5% of the borrowing base; therefore, Euramax was not required to meet the Minimum Consolidated Adjusted EBITDA or Minimum Consolidated Fixed Charge Coverage Ratio. Additionally, restrictive covenants limit the ability of Euramax and certain of its subsidiaries to incur liens, incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, consolidate, merge or sell all or substantially all of their assets, pay dividends or make other distributions, make certain loans and investments, amend or otherwise alter the terms of documents related to certain of their indebtedness, enter into transactions with affiliates and prepay certain indebtedness, in each case, subject to exclusions, and other customary covenants.

Dutch Revolving Credit Facility
In February 2012, Euramax Holding's wholly-owned subsidiary Euramax Coated Products, BV entered into a revolving credit facility with Rabobank Roermond (the "Dutch Revolving Credit Facility"). The Dutch Revolving Credit Facility provides revolving credit financing of up to EUR 15 million and matures on April 1, 2016. Borrowings under the Dutch Revolving Credit Facility bear interest at a rate per annum which is the aggregate of the average one month Euribor rate over a calendar month plus a margin of 2% and requires payment of a commitment fee of 0.35% per annum on the nominal amount of the credit facility. The weighted average interest rate at June 28, 2013, including the margin payable on outstanding borrowings under the Dutch Revolving Credit Facility, was 2.4%. All obligations under the Dutch Revolving Credit Facility are secured by a mortgage on the real estate of Euramax Coated Products, BV, a pledge on present and future machinery and present and future accounts receivable balances of Euramax Coated Products, BV. At June 28, 2013, $16.2 million was available to be drawn on the Dutch Revolving Credit Facility.
The Dutch Revolving Credit Facility contains financial and non-financial covenants customary for this type of financing. Financial Covenants include, but are not limited to, a minimum annual EBITDA target and a minimum amount of risk-bearing capital for Euramax Coated Products, BV, both measured at the Company's fiscal year-end. The Dutch Revolving Credit Facility also contains a clause limiting further indebtedness. As of June 28, 2013, Euramax Coated Products, BV is in compliance with all covenants.
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
To ensure a margin on specific customer orders, the Company may commit to purchase aluminum ingot or coil at a fixed market price for future delivery. These contracts are for normal purchases and sales, and therefore, are not required to be accounted for as derivatives.
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

In connection with the acquisition of the Company from Alumax Inc. (which was acquired by Aluminum Company of America in May 1998, and hereafter referred to as Alumax) on September 25, 1996, the Company was indemnified by Alumax for substantially all of its costs, if any, related to specifically identified environmental matters arising prior to the closing date of the acquisition during the period of time it was owned directly or indirectly by Alumax. Such indemnification includes costs that may ultimately be incurred to contribute to the remediation of eleven specified existing National Priorities List (NPL) sites for which the Company had been named a potentially responsible party under the federal Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) as of the closing date of the acquisition from Alumax, as well as certain potential costs for nine sites to which the Company may have sent waste for disposal. The Company does not believe that it has any significant probable liability for environmental claims. Further, the Company believes it to be unlikely that the Company would be required to bear environmental costs in excess of its pro rata share of such costs as a potentially responsible party at any site. Any receivable for recoveries under the indemnification would be recorded separately from the corresponding liability when the environmental claim and related recovery is determined to be probable. In addition, the Company establishes reserves for remedial measures required from time to time at its facilities. Management believes that the reasonably probable outcomes of these matters will not be material. The Company’s reserves, expenditures, and expenses for all environmental exposures were not significant as of any of the dates or for any of the periods presented.
Product Warranties
The Company provides warranties on certain products. The warranty periods differ depending on the product, but generally range from one year to limited lifetime warranties. The Company provides for warranties based on historical experience and expectations of future occurrence. Changes in the product warranty accrual are summarized as follows:

	Three months ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(in thousands)
Balance, beginning of period	$5,098	$5,412	$5,098	5,050
Payments made or service provided	(955)	(669)	(1,831)	(1,412)
Warranty expense	884	788	1,841	1,668
Foreign currency translation	20	(259)	(61)	(34)
Balance, end of period	$5,047	$5,272	$5,047	$5,272
5. Income Taxes
The provision for income taxes for 2013 and 2012 are computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country by country basis, adjusted for changes in valuation allowances relating to the Company’s net operating loss and capital loss carryforwards. The effective rates for the three month periods ended June 28, 2013 and June 29, 2012, were (16.3)% and 6.4%, respectively.
The effective rate for the three months ended June 28, 2013 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, and recognition of valuation allowances related to net losses in the UK and for U.S. federal and state net operating losses.
The effective rate for the three months ended June 29, 2012 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, and recognition of valuation allowances related to net losses in the UK and for U.S. federal and state net operating losses.
The effective tax rates for the six month periods ended June 28, 2013 and June 29, 2012, were 1.5% and 5.7%, respectively.
The effective rate for the six months ended June 28, 2013 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, and valuation allowances related to net losses in the UK and for U.S. federal and state net operating losses.

The effective rate for the six months ended June 29, 2012 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, and valuation allowances related to net losses in the UK and for U.S. federal and state net operating losses.
6. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income (loss) by component for the six month period ended June 28, 2013 were as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Total
	(in thousands)
Balance, beginning of period	$20,096	$(9,291)	$10,805
Other comprehensive income (loss) before reclassifications	(342)	—	(342)
Amounts reclassified from accumulated other comprehensive income (loss)	—	165	165
Net other comprehensive income (loss)	(342)	165	(177)
Balance, end of period	$19,754	$(9,126)	$10,628
Amounts reclassified from the defined benefit pension plan adjustments component of accumulated other comprehensive income (loss) were recorded in selling and general expenses within the condensed consolidated statement of operations. There were no net tax effects related to the reclassification as a result of the full valuation allowances in the U.S. and UK in the current year. The accumulated tax effect related to the defined benefit pension plan adjustments component of accumulated other comprehensive income (loss) was a benefit of $0.9 million as of June 28, 2013 and December 31, 2012. There are no tax impacts related to the foreign currency translation adjustment component of accumulated other comprehensive income (loss) as the earnings of subsidiaries are considered to be permanently invested.

7. Employee Benefit Plans
Retirement Plans
The Company maintains a non-contributory defined benefit pension plan covering substantially all U.S. hourly employees (the "U.S. Plan"). In addition, the employees at Euramax Coated Products Limited and Ellbee Limited participate in a single employer pension plan (the "UK Plan"). The measurement date for the U.S. and UK plans is the last day of the fiscal year. The Company curtailed the accrual of participant benefits provided under the UK Plan effective March 31, 2009. This curtailment did not affect the timing for the payment of benefits earned under the UK Plan through the curtailment date. In January 2010, the Company's board of directors approved a motion to freeze future benefit accruals under the U.S. Plan. The impact on the Company's projected benefit obligation was not significant. Components of net periodic pension cost for the Company’s defined and multiemployer pension plans were as follows:

	Three months ended				Six months ended
	June 28, 2013		June 29, 2012		June 28, 2013		June 29, 2012
	U.S. Plan	UK Plan	U.S. Plan	UK Plan	U.S. Plan	UK Plan	U.S. Plan	UK Plan
	(in thousands)
Service cost	$16	$—	$19	$—	$32	$—	$38	$—
Interest cost	130	524	128	599	260	1,055	256	1,180
Expected return on assets	(156)	(408)	(144)	(424)	(312)	(822)	(288)	(836)
Recognized actuarial net loss	71	10	62	23	144	21	124	46
Total defined benefit net periodic pension cost	61	126	65	198	124	254	130	390
Multiemployer benefit expense	295	—	298	—	547	—	576	—
Net periodic pension cost	$356	$126	$363	$198	$671	$254	$706	$390
8. Fair Value Measurements
Accounting principles generally accepted in the U.S. define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Recurring Fair Value Measurements
In accordance with accounting principles generally accepted in the U.S., certain assets and liabilities are required to be recorded at fair value on a recurring basis. For the Company, the only assets and liabilities that are adjusted to fair value on a recurring basis are derivative financial instruments.

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
The Company has entered into forward contracts to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price to mitigate uncertainty and volatility, and to cover underlying exposures to certain payments in currencies other than the functional currency. The Company has not designated these contracts for hedge accounting treatment and, therefore, the gains and losses on these contracts are recorded in other income (loss), net in the condensed consolidated statement of operations. In the second quarter of 2013 and 2012, the Company recognized losses of $(0.1) million and gains of $0.3 million, respectively, related to these forward contracts. For the six month periods ended June 28, 2013 and June 29, 2012, the Company recognized gains of $0.2 million and $0.1 million, respectively, related to these forward contracts.
Derivatives are carried at fair value in the condensed consolidated balance sheets in the line item accrued expenses and other current liabilities. As of June 28, 2013 and December 31, 2012, the fair value of outstanding derivatives totaled $(0.2) million. The fair value of foreign exchange contracts is determined using quotations from financial institutions and is classified as a Level 2 measurement in the fair value hierarchy.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the U.S. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
In the first quarter of 2013, the Company recorded losses of approximately $1.6 million in other operating charges related to the reclassification of land and buildings to assets held for sale. These losses, incurred as part of the Company's restructuring activities in the European Engineered Products segment, represent the difference between the carrying value prior to the reclassification and the fair value. The fair value of assets held for sale was determined based on the selling price less costs incurred to sell and was classified as Level 1 in the fair value hierarchy. The assets were sold during the second quarter of 2013 and no additional losses were recorded from the sale of the assets. The Company did not record any impairment charges related to assets measured at fair value on a nonrecurring basis during the three or six months ended June 29, 2012.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses, and loans and notes payable approximate their fair values because of the relatively short-term maturities of these instruments.
The fair value of our long-term debt is estimated using Level 2 inputs based on dealer quoted prices for our debt instruments based on recent transactions obtained from various sources. As of June 28, 2013, the carrying amount and fair value of our Senior Secured Notes, were $375.0 million and $356.3 million, respectively. As of December 31, 2012, the carrying amount and fair value of our Senior Secured Notes, were $375.0 million and $348.8 million, respectively.

9. Other Operating Charges
Other operating charges incurred by operating segment were as follows:

	Three months ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
	(in thousands)
U.S. Residential Products	$33	$59	$157	$64
U.S. Commercial Products	208	151	295	177
European Roll Coated Aluminum	44	16	190	500
European Engineered Products	834	108	3,044	185
Other Non-Allocated	7	586	214	836
Total other operating charges	$1,126	$920	$3,900	$1,762
Other operating charges include non-recurring items, primarily related to severance and restructuring activities. For the three months ended June 28, 2013, other operating charges of $1.1 million were primarily comprised of severance and relocation costs of $0.8 million in the European Engineered Products segment related to the relocation from multiple plant facilities into one operating location. These costs are intended to reduce overhead costs and streamline operations. The remaining $0.3 million of other operating charges in the second quarter of 2013 are comprised primarily of severance and relocation costs related to various organizational initiatives to reduce operating costs and improve efficiencies.
For the three months ended June 29, 2012, other operating charges of $0.9 million were primarily comprised of severance and relocation costs related to various restructuring and reorganization initiatives in both the U.S. and Europe and $0.6 million of non-recurring legal and professional fees related to the Company's North America reorganization.
For the six months ended June 28, 2013, other operating charges of $3.9 million were primarily comprised of restructuring and relocation initiatives in the European Engineered Products segment, including a $1.6 million loss related to the sale of land and buildings and $1.4 million of relocation and other restructuring charges. These costs are primarily related to the relocation from multiple plant facilities into one operating location and are intended to reduce overhead costs and streamline operations. The remaining $0.9 million in other operating charges in the first half of 2013 are comprised primarily of severance and relocation costs related to various organizational initiatives to reduce operating costs and improve efficiencies.
For the six months ended June 29, 2012, other operating charges of $1.8 million included $1.2 million related to cost savings initiatives and restructuring activities in both the U.S. and Europe and $0.6 million of non-recurring legal and professional fees related to the Company's North America reorganization.
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
The Company evaluates the performance of its segments and allocates resources to them based primarily on segment income (loss) from operations. Expenses, income and assets that are not segment specific relate to the holding company and business development activities conducted for the overall benefit of the Company, and accordingly, are not attributable to the Company’s segments.
The following table presents information about reported segments for the three months ended June 28, 2013:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
Three months ended June 28, 2013	(in thousands)
Net sales:
Third party	$86,567	$73,930	$51,357	$18,007	$—	$—	$229,861
Intersegment	199	154	43	—	—	(396)	—
Total net sales	$86,766	$74,084	$51,400	$18,007	$—	$(396)	$229,861
Income (loss) from operations	$9,799	$337	$3,153	$(904)	$(2,501)	$—	$9,884
Depreciation and amortization	$2,905	$2,620	$2,380	$412	$133	$—	$8,450
Capital expenditures	$770	$568	$1,069	$47	$278	$—	$2,732

The following table presents information about reported segments for the three months ended June 29, 2012:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
Three months ended June 29, 2012	(in thousands)
Net sales:
Third party	$76,550	$78,778	$49,324	$19,140	$—	$—	$223,792
Intersegment	311	39	107	—	—	(457)	—
Total net sales	$76,861	$78,817	$49,431	$19,140	$—	$(457)	$223,792
Income (loss) from operations	$7,484	$1,511	$3,291	$(463)	$(3,758)	$—	$8,065
Depreciation and amortization	$2,872	$2,690	$2,358	$631	$82	$—	$8,633
Capital expenditures	$289	$200	$273	$149	$310	$—	$1,221
The following table presents information about reported segments for the six months ended June 28, 2013:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
Six months ended June 28, 2013	(in thousands)
Net sales:
Third party	$138,685	$128,500	$99,578	$35,643	$—	$—	$402,406
Intersegment	334	298	105	—	—	(737)	—
Total net sales	$139,019	$128,798	$99,683	$35,643	$—	$(737)	$402,406
Income (loss) from operations	$9,576	$(4,081)	$5,640	$(3,532)	$(5,151)	$—	$2,452
Depreciation and amortization	$5,830	$5,238	$4,714	$996	$265	$—	$17,043
Capital expenditures	$1,203	$1,006	$1,810	$216	$723	$—	$4,958
The following table presents information about reported segments for the six months ended June 29, 2012:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
Six months ended June 29, 2012	(in thousands)
Net sales:
Third party	$137,196	$142,933	$103,472	$38,874	$—	$—	$422,475
Intersegment	583	129	265	—	—	(977)	—
Total net sales	$137,779	$143,062	$103,737	$38,874	$—	$(977)	$422,475
Income (loss) from operations	$10,786	$(1,542)	$5,884	$(843)	$(6,506)	$—	$7,779
Depreciation and amortization	$5,739	$5,403	$4,755	$1,253	$164	$—	$17,314
Capital expenditures	$740	$395	$750	$452	$310	$—	$2,647

It is impractical for the Company to provide revenues from external customers by groups of similar products. Accordingly, the following table reflects revenues from external customers by markets for the periods indicated.

		Three months ended		Six months ended
Customers/Markets	Primary Products	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
		(in thousands)
Home Improvement Retailers	Rain carrying systems, metal panels, roofing accessories, windows, doors and shower enclosures	$55,125	$49,615	$88,546	$87,934
Original Equipment Manufacturers (“OEMs”)	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; windows and roofing; and composite building panels	53,882	57,429	104,317	118,488
Industrial and Architectural Contractors	Metal panels and siding and roofing accessories	40,363	34,698	74,795	70,588
Rural Contractors	Steel and aluminum roofing and siding	34,282	37,188	53,903	64,296
Distributors	Metal coils, rain carrying systems and roofing accessories	24,882	24,702	42,025	44,890
Home Improvement Contractors	Vinyl replacement windows; metal coils, rain carrying systems; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings	12,327	10,600	20,425	18,253
Manufactured Housing	Steel siding and trim components	9,000	9,560	18,395	18,026
		$229,861	$223,792	$402,406	$422,475

11. Supplemental Guarantor Condensed Financial Information
On March 18, 2011, Euramax Holdings, Inc. (presented as Parent in the following schedules), through its 100%-owned subsidiary, Euramax International, Inc. (presented as Issuer in the following schedules) issued the Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Euramax Holdings, Inc., Euramax International, Inc., and Amerimax Richmond Company, a 100% owned domestic subsidiary of Euramax International, Inc. All other subsidiaries of Euramax International, Inc., whether direct or indirect, do not guarantee the Notes (the "Non-Guarantors").
Additionally, the Notes are secured on a second priority basis by liens on all of the collateral (subject to certain exceptions) securing the ABL Credit Facility. In the event that secured creditors exercise remedies with respect to Euramax International, Inc.'s pledged assets, the proceeds of the liquidation of those assets will first be applied to repay obligations secured by the first priority liens under the senior secured credit facilities and any other first priority obligations.
The following condensed consolidating financial statements present the results of operations, comprehensive operations, financial position and cash flows of (1) the Parent, (2) the Issuer, (3) the Non-Guarantor Subsidiaries, and (4) eliminations to arrive at the information for Euramax Holdings, Inc. on a consolidated basis.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 28, 2013
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$240	$4,861	$—	$5,101
Accounts receivable, less allowance for doubtful accounts	—	59,523	47,141	—	106,664
Inventories, net	—	72,696	28,302	—	100,998
Income taxes receivable	—	308	890	—	1,198
Deferred income taxes	—	794	111	—	905
Other current assets	—	4,547	2,021	—	6,568
Total current assets	—	138,108	83,326	—	221,434
Property, plant and equipment, net	—	65,515	65,316	—	130,831
Amounts due from affiliates	—	217,254	19,134	(236,388)	—
Goodwill	—	81,359	115,767	—	197,126
Customer relationships, net	—	29,259	17,860	—	47,119
Other intangible assets, net	—	7,373	—	—	7,373
Investment in consolidated subsidiaries	(109,415)	10,780	—	98,635	—
Deferred income taxes	—	21	64	—	85
Other assets	—	7,701	2,025	—	9,726
Total assets	$(109,415)	$557,370	$303,492	$(137,753)	$613,694
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$57,429	$23,491	$—	$80,920
Accrued expenses and other current liabilities	17	14,768	12,443	—	27,228
Accrued interest payable	—	9,006	—	—	9,006
Current portion of long-term debt	—	—	3,333	—	3,333
Deferred income taxes	—	—	835	—	835
Total current liabilities	17	81,203	40,102	—	121,322
Long-term debt	—	539,869	—	—	539,869
Amounts due to affiliates	4,847	9,811	221,730	(236,388)	—
Deferred income taxes	—	12,239	8,111	—	20,350
Other liabilities	—	23,663	22,769	—	46,432
Total liabilities	4,864	666,785	292,712	(236,388)	727,973
Shareholders’ (deficit) equity:
Common stock	189	—	21	(21)	189
Additional paid-in capital	723,431	660,532	199,452	(859,984)	723,431
Accumulated loss	(848,527)	(780,575)	(203,299)	983,874	(848,527)
Accumulated other comprehensive income	10,628	10,628	14,606	(25,234)	10,628
Total shareholders’ (deficit) equity	(114,279)	(109,415)	10,780	98,635	(114,279)
Total liabilities and shareholders’ (deficit) equity	$(109,415)	$557,370	$303,492	$(137,753)	$613,694

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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 28, 2013
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net sales	$—	$158,120	$73,820	$(2,079)	$229,861
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	—	131,031	61,509	(2,079)	190,461
Selling and general (excluding depreciation and amortization)	95	13,669	6,176	—	19,940
Depreciation and amortization	—	5,558	2,892	—	8,450
Other operating charges	—	248	878	—	1,126
Income (loss) from operations	(95)	7,614	2,365	—	9,884
Equity in earnings of subsidiaries	(1,461)	(2,557)	—	4,018	—
Interest expense	—	(13,507)	(347)	—	(13,854)
Intercompany income (loss), net	—	4,402	(4,402)	—	—
Other income (loss), net	—	2,529	(418)	—	2,111
Loss before income taxes	(1,556)	(1,519)	(2,802)	4,018	(1,859)
Benefit for income taxes	—	(58)	(245)	—	(303)
Net loss	$(1,556)	$(1,461)	$(2,557)	$4,018	$(1,556)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 28, 2013
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net loss	$(1,556)	$(1,461)	$(2,557)	$4,018	$(1,556)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(157)	(157)	(157)	314	(157)
Defined benefit pension plan adjustments, net of tax	81	81	10	(91)	81
Total comprehensive loss	$(1,632)	$(1,537)	$(2,704)	$4,241	$(1,632)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 29, 2012
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net sales	$—	$152,875	$73,957	$(3,040)	$223,792
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	—	126,540	61,635	(3,040)	185,135
Selling and general (excluding depreciation and amortization)	148	14,516	6,375	—	21,039
Depreciation and amortization	—	5,532	3,101	—	8,633
Other operating charges	—	796	124	—	920
Income (loss) from operations	(148)	5,491	2,722	—	8,065
Equity in earnings of subsidiaries	(15,444)	(1,101)	—	16,545	—
Interest expense	—	(13,604)	(257)	—	(13,861)
Intercompany income (loss), net	—	4,299	(4,299)	—	—
Other (loss) income, net	—	(9,882)	1,019	—	(8,863)
Loss before income taxes	(15,592)	(14,797)	(815)	16,545	(14,659)
Provision for income taxes	—	647	286	—	933
Net loss	$(15,592)	$(15,444)	$(1,101)	$16,545	$(15,592)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 29, 2012
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net loss	$(15,592)	$(15,444)	$(1,101)	$16,545	$(15,592)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,165)	(1,165)	(699)	1,864	(1,165)
Defined benefit pension plan adjustments, net of tax	85	85	23	(108)	85
Total comprehensive loss	$(16,672)	$(16,524)	$(1,777)	$18,301	$(16,672)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 28, 2013
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net sales	$—	$263,434	$142,543	$(3,571)	$402,406
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	—	224,095	119,107	(3,571)	339,631
Selling and general (excluding depreciation and amortization)	188	26,730	12,462	—	39,380
Depreciation and amortization	—	11,133	5,910	—	17,043
Other operating charges	—	666	3,234	—	3,900
Income (loss) from operations	(188)	810	1,830	—	2,452
Equity in earnings of subsidiaries	(29,484)	(7,448)	—	36,932	—
Interest expense	—	(26,856)	(596)	—	(27,452)
Intercompany income (loss), net	—	8,680	(8,680)	—	—
Other loss, net	—	(3,422)	(812)	—	(4,234)
Loss before income taxes	(29,672)	(28,236)	(8,258)	36,932	(29,234)
Provision (benefit) for income taxes	—	1,248	(810)	—	438
Net loss	$(29,672)	$(29,484)	$(7,448)	$36,932	$(29,672)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 28, 2013
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net loss	$(29,672)	$(29,484)	$(7,448)	$36,932	$(29,672)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(342)	(342)	(342)	684	(342)
Defined benefit pension plan adjustments, net of tax	165	165	21	(186)	165
Total comprehensive loss	$(29,849)	$(29,661)	$(7,769)	$37,430	$(29,849)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 29, 2012
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net sales	$—	$275,317	$151,688	$(4,530)	$422,475
Costs and expenses:
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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 29, 2012
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net loss	$(23,712)	$(23,415)	$(4,090)	$27,505	$(23,712)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(202)	(202)	86	116	(202)
Defined benefit pension plan adjustments, net of tax	170	170	46	(216)	170
Total comprehensive loss	$(23,744)	$(23,447)	$(3,958)	$27,405	$(23,744)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 28, 2013
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net cash used in operating activities	$—	$(22,393)	$(10,990)	$—	$(33,383)
Cash flows from investing activities:
Proceeds from sale of assets	—	164	2,022	—	2,186
Capital expenditures	—	(2,879)	(2,079)	—	(4,958)
Net cash used in investing activities	—	(2,715)	(57)	—	(2,772)
Cash flows from financing activities:
Net borrowings on ABL Credit Facility	—	22,953	—	—	22,953
Changes in cash overdraft	—	5,144	—	—	5,144
Net borrowings on Dutch Revolving Credit Facility	—	—	3,333	—	3,333
Debt issuance costs	—	(175)	—	—	(175)
Due (to) from affiliates	—	(4,148)	4,148	—	—
Net cash provided by financing activities	—	23,774	7,481	—	31,255
Effect of exchange rate changes on cash	—	—	(23)	—	(23)
Net decrease in cash and cash equivalents	—	(1,334)	(3,589)	—	(4,923)
Cash and cash equivalents at beginning of period	—	1,574	8,450	—	10,024
Cash and cash equivalents at end of period	$—	$240	$4,861	$—	$5,101

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 29, 2012
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net cash (used in) provided by operating activities	$—	$(22,914)	$1,527	$—	$(21,387)
Cash flows from investing activities:
Proceeds from sale of assets	—	1,231	2	—	1,233
Capital expenditures	—	(1,365)	(1,282)	—	(2,647)
Net cash used in investing activities	—	(134)	(1,280)	—	(1,414)
Cash flows from financing activities:
Net borrowings on ABL Credit Facility	—	17,635	—	—	17,635
Changes in cash overdraft	—	3,027	—	—	3,027
Debt issuance costs	—	—	(47)	—	(47)
Due from (to) affiliates	—	1,581	(1,581)	—	—
Net cash provided by (used in) financing activities	—	22,243	(1,628)	—	20,615
Effect of exchange rate changes on cash	—	—	(240)	—	(240)
Net decrease in cash and cash equivalents	—	(805)	(1,621)	—	(2,426)
Cash and cash equivalents at beginning of period	—	962	13,365	—	14,327
Cash and cash equivalents at end of period	$—	$157	$11,744	$—	$11,901

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

Three months ended June 28, 2013 Compared to the Three months ended June 29, 2012.
The following table sets forth net sales and income (loss) from operations data by segment for the three months ended June 28, 2013 and June 29, 2012:

	Net Sales			Income (Loss) from Operations
	Three Months Ended			Three Months Ended
	June 28, 2013	June 29, 2012	Increase (Decrease)	June 28, 2013	June 29, 2012	Increase (Decrease)
	(in millions)
U.S. Residential Products	$86.6	$76.6	13.1%	$9.8	$7.5	30.7%
U.S. Commercial Products	73.9	78.8	(6.2)%	0.3	1.5	(80.0)%
European Roll Coated Aluminum	51.4	49.3	4.3%	3.2	3.3	(3.0)%
European Engineered Products	18.0	19.1	(5.8)%	(0.9)	(0.5)	(80.0)%
Other Non-Allocated	—	—	—	(2.5)	(3.7)	32.4%
Totals	$229.9	$223.8	2.7%	$9.9	$8.1	22.2%
Net Sales. Net sales include revenue recognized from the sales of our products less provisions for returns, allowances, rebates and discounts. Our net sales increased $6.1 million, or 2.7%, to $229.9 million in the second quarter of 2013 compared to $223.8 million in the second quarter of 2012. Net sales growth for the second quarter of 2013 was primarily driven by increased demand in our U.S. Residential Products and European Roll Coated Aluminum segments. These increases were offset by lower selling prices in our U.S. Commercial Products segment associated with declines in metal raw material costs and continuing economic uncertainty in our European Engineered Products segment. Foreign currency translation did not have a significant impact on net sales during the quarter.
Total net sales for our U.S. segments increased $5.1 million, or 3.3%, to $160.5 million in the second quarter of 2013 compared to $155.4 million in the second quarter of 2012.
Net sales of our U.S. Residential Products segment increased $10.0 million, or 13.1%, to $86.6 million in the second quarter of 2013 compared to $76.6 million in the second quarter of 2012. Demand for our roof drainage and roofing accessory products in both the home center and distributor markets increased significantly during the second quarter of 2013. Sales volumes for these products benefited from the release of pent up demand resulting from longer and more severe winter weather conditions during the first quarter of 2013. Favorable weather conditions, including heavier than normal rainfall in the second quarter of 2013 compared to the severe drought conditions experienced in the prior year quarter, also contributed to the significant improvement in net sales. Demand from contractors for our vinyl window and patio offerings also increased during the second quarter of 2013 driven by broader improvements in the residential repair and remodel sector.
Net sales of our U.S. Commercial Products segment declined $4.9 million, or 6.2%, to $73.9 million in the second quarter of 2013 compared to $78.8 million in the second quarter of 2012. Lower sales prices were partially offset by an overall increase in volume during the second quarter of 2013 compared to the prior year quarter. Although demand in the commercial construction market continues to be negatively impacted by economic uncertainty, volume increases in the second quarter reflect an increase in architectural projects over the prior year period.
Total net sales for our European segments increased $1.0 million, or 1.5%, to $69.4 million in the second quarter of 2013 compared to $68.4 million in the second quarter of 2012. Foreign currency translation did not have a significant impact on net sales during the quarter.
Net sales of our European Roll Coated Aluminum segment increased $2.1 million, or 4.3%, to $51.4 million in the second quarter of 2013 compared to $49.3 million in the second quarter of 2012. Net sales increases resulted from higher demand for specialty coated coil and panels used in architectural and industrial projects. Volume increases in this market, despite the current economic climate in Western Europe, reflect ongoing business development initiatives in emerging markets. These net sales increases were partially offset by lower demand from OEMs in the RV and transportation markets. Demand in these markets has been negatively impacted by continuing economic uncertainty and reduced consumer confidence.

Net sales of our European Engineered Products segment declined $1.1 million, or 5.8%, to $18.0 million in the second quarter of 2013 compared to $19.1 million in the second quarter of 2012. Demand in this segment has been negatively impacted by the continuing market challenges in Europe. Specifically, declines in net sales were primarily the result of lower demand for engineered components sold to suppliers in the transportation market and lower demand for residential windows, doors and shower enclosures sold to distributors and home improvement retailers in the UK. Sales declines in these markets were partially offset by increased demand for factory built holiday homes in the UK primarily as a result of increased production at a significant holiday home manufacturer.
Cost of Goods Sold. Cost of goods sold includes the cost of raw materials, manufacturing labor, packaging, utilities, freight, maintenance and other elements of manufacturing overhead. Cost of goods sold increased $5.4 million, or 2.9%, to $190.5 million in the second quarter of 2013 compared to $185.1 million in the second quarter of 2012. The increase in cost of goods sold is primarily related to volume increases in both our U.S. Residential and European Roll Coated Aluminum operating segments. These increases were partially offset by declines in cost of goods sold in our U.S. Commercial Products segment primarily as a result of lower aluminum and steel raw material costs in the current quarter compared to the prior year and due to declining demand in our European Engineered Products segment. Foreign currency translation did not have a significant impact on cost of goods sold during the quarter.
Selling and General. Selling and general expenses include salaries, benefits, incentive compensation, insurance, travel and entertainment and other administrative costs. Selling and general expenses declined $1.1 million, or 5.2%, to $19.9 million in the second quarter of 2013 compared to $21.0 million in the second quarter of 2012. Restructuring and other organizational initiatives in both North America and Europe resulted in an overall reduction in selling and general and other administrative costs. These initiatives, while undertaken in response to continued relative softness in our demand, are expected to contribute to higher levels of operating performance as markets recover. Foreign currency translation did not have a material impact on selling and general costs during the quarter.
Depreciation and Amortization. Depreciation and amortization declined $0.1 million, or 1.2%, to $8.5 million in the second quarter of 2013 compared to $8.6 million in the second quarter of 2012.
Other Operating Charges. Other operating charges are comprised of non-recurring or other unusual costs such as restructuring initiatives, facility closures, relocation, severance, and acquisition costs. Other operating charges of $1.1 million in the second quarter of 2013 increased $0.2 million compared to $0.9 million in the second quarter of 2012.
In the second quarter of 2013, other operating charges of approximately $1.1 million are primarily comprised of severance and relocation costs of $0.8 million related to restructuring and relocation initiatives in the European Engineered Products segment. These initiatives include the relocation from multiple plant facilities in the UK into one operating location and are intended to reduce overhead costs and streamline operations. The remaining $0.3 million of other operating charges in the second quarter of 2013 consist of severance and relocation costs related to various other organizational initiatives to reduce operating costs and improve efficiencies.
In the second quarter of 2012, other operating charges of approximately $0.9 million included $0.5 million of legal and professional fees related to our North America reorganization and $0.4 million of severance and relocation costs related to cost savings initiatives and restructuring activities in both the U.S. and Europe.
Income (Loss) from Operations. As a result of the aforementioned items, our income from operations increased $1.8 million, to $9.9 million in the second quarter of 2013 compared to $8.1 million for the second quarter of 2012.
Income from operations of our U.S. Residential Products segment increased $2.3 million to $9.8 million for the second quarter of 2013 compared to $7.5 million for the second quarter of 2012. This increase is primarily related to higher sales volumes as a result of more favorable weather conditions in the current quarter. Also, lower selling and general costs as a result of organizational initiatives to reduce operating costs and streamline operations contributed to the improvement in operating income.
Income from operations of our U.S. Commercial Products segment declined $(1.2) million to $0.3 million for the second quarter of 2013 compared to $1.5 million in the second quarter of 2012. This decrease is primarily the result of lower net sales compared to the second quarter of 2012.

Income from operations of our European Roll Coated Aluminum segment declined $(0.1) million to $3.2 million in the second quarter of 2013 compared to $3.3 million in the second quarter of 2012. This decline, despite the overall increase in net sales volume, is primarily due to changes in product mix during the quarter resulting from an increase in sales to emerging markets and decline in demand for our end markets in Western Europe. These successful business development initiatives combined with increased operating efficiencies successfully offset the majority of volume declines from market challenges in Western Europe.
Income (loss) from operations of our European Engineered Products segment declined $(0.4) million to a loss of $(0.9) million for the second quarter of 2013 compared to a loss of $(0.5) million in the second quarter of 2012. The decline was primarily due to $0.8 million of non-recurring other operating charges in the current quarter related to relocation activities in the UK compared to approximately $0.1 million of other operating charges in the second quarter of 2012. Excluding the impact of these other operating charges, income (loss) from operations improved $0.3 million over the prior year quarter despite an overall decline in sales volume. This improvement in income from operations reflects organizational initiatives to streamline operations and improve efficiency and reflects a focus on customer and product profitability initiatives.
Interest Expense. Interest expense for second quarter of 2013 and for the second quarter of 2012 totaled approximately $13.9 million and $13.9 million, respectively. Interest expense is primarily comprised of interest on our Senior Secured Notes, Senior Unsecured Loan Facility, ABL Credit Facility, and Dutch Revolving Credit Facility.
Other Income (Loss), Net. Other income (loss), net includes translation gains and losses on intercompany obligations, gains and losses on asset disposals, interest income and other income or expense items of a non-operating nature.
Other income, net in the second quarter of 2013 of $2.1 million consisted primarily of translation gains on intercompany obligations due to the strengthening of the euro compared to the U.S. dollar totaling $2.2 million, which were offset by losses of approximately $(0.1) million on forward foreign currency contracts.
Other loss, net in the second quarter of 2012 of $(8.9) million consisted primarily of translation losses on intercompany obligations of $(9.2) million. These losses were offset by gains of approximately $0.3 million on forward foreign currency contracts.
Provision (Benefit) for Income Taxes. We reported an income tax benefit of $(0.3) million for the second quarter of 2013 compared to a provision of $0.9 million for the second quarter of 2012. Our effective tax rates were (16.3)% for the three months ended June 28, 2013 and 6.4% for the three months ended June 29, 2012.
The effective rate for the second quarter of 2013 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, and recognition of valuation allowances related to net losses in the UK and for U.S. federal and state net operating losses.
The effective rate for the second quarter of 2012 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, and recognition of valuation allowances related to net losses in the UK and for U.S. federal and state net operating losses.
Our effective tax rate reflects a full valuation allowance on losses in the United States. Without a valuation allowance, earnings from the United States are generally taxed at rates higher than the foreign statutory tax rates. The effective tax rate also reflects a full valuation allowance on losses in the UK. A change in the mix of pretax income from the various tax jurisdictions can have a significant impact on our periodic effective tax rate.
Net Loss. Our net loss was $1.6 million for the second quarter of 2013 compared to a net loss of $15.6 million for the second quarter of 2012.

Six months ended June 28, 2013 Compared to the Six months ended June 29, 2012.
The following table sets forth net sales and income (loss) from operations data by segment for the six months ended June 28, 2013 and June 29, 2012:

	Net Sales			Income (Loss) from Operations
	Six months ended			Six months ended
	June 28, 2013	June 29, 2012	Increase (Decrease)	June 28, 2013	June 29, 2012	Increase (Decrease)
	(in millions)
U.S. Residential Products	$138.7	$137.2	1.1%	$9.6	$10.8	(11.1)%
U.S. Commercial Products	128.5	142.9	(10.1)%	(4.0)	(1.5)	(166.7)%
European Roll Coated Aluminum	99.6	103.5	(3.8)%	5.6	5.9	(5.1)%
European Engineered Products	35.6	38.9	(8.5)%	(3.5)	(0.8)	(337.5)%
Other Non-Allocated	—	—	—	(5.2)	(6.6)	21.2%
Totals	$402.4	$422.5	(4.8)%	$2.5	$7.8	(67.9)%
Net Sales. Net sales include revenue recognized from the sales of our products less provisions for returns, allowances, rebates and discounts. Our net sales declined $20.1 million, or 4.8%, to $402.4 million in the first half of 2013 compared to $422.5 million in the first half of 2012. Demand in our U.S. Commercial Products segment for the first six months of 2013 was negatively impacted by continuing economic uncertainty in the non-residential construction markets, while net sales in our U.S. Residential Products segment increased over the prior year, driven by a significant increase in demand during the second quarter of 2013. Net sales for our European operating segments continue to be negatively impacted by economic uncertainty and reduced consumer confidence primarily in the RV and transportation end markets we serve. Overall net sales declines in our European segments were partially offset by increases in demand for architectural and industrial projects resulting from ongoing business and development initiatives in emerging markets.
Total net sales for our U.S. segments declined $12.9 million, or 4.6%, to $267.2 million in the first half of 2013 compared to $280.1 million in the first half of 2012.
Net sales of our U.S. Residential Products segment increased $1.5 million, or 1.1%, to $138.7 million in the first half of 2013 compared to $137.2 million in the first half of 2012. Demand for our roof drainage and roofing accessory products benefited from favorable weather conditions during the second quarter of 2013. Severe winter weather experienced through April of 2013 in much of the U.S., resulted in pent up demand which was released beginning in May as weather conditions improved. Also, contributing to the increase was heavier than normal rainfall in the second quarter of 2013 compared to significant drought conditions during the prior year period. Sales of our patio covers and vinyl window products also improved approximately 13.3% over the prior year driven by broader economic improvements in the residential repair and remodel sector.
Net sales of our U.S. Commercial Products segment declined $14.4 million, or 10.1%, to $128.5 million in the first half of 2013 compared to $142.9 million in the first half of 2012. We believe that net sales declines were primarily the result of lower demand from contractors, builders and lumber yards in the post frame construction market combined with lower sales prices as a result of lower metal raw material costs. Demand in the first quarter of 2013 was negatively impacted by excessive snow fall and extreme weather conditions throughout many of our core sales territories in the United States. Lower demand continued into the second quarter as a result of economic uncertainty in the non-residential construction markets combined with low steel prices which provided flexibility for contractors and distributors to delay purchases of raw materials.
Total net sales for our European segments declined $7.2 million, or 5.1%, to $135.2 million in the first half of 2013 compared to $142.4 million in the first half of 2012. Foreign currency translation did not have a significant impact on net sales during the period.

Net sales of our European Roll Coated Aluminum segment declined $3.9 million, or 3.8%, to $99.6 million in the first half of 2013 compared to $103.5 million in the first half of 2012. The decline in net sales was primarily due to lower demand for specialty coated coil and panels sold to OEMs in the RV and transportation industries. Demand in these markets has been negatively impacted by the continuing economic crisis in Europe which has resulted in economic uncertainty and lower consumer confidence. Declines in sales to the RV and transportation industry were partially offset by higher demand for specially coated aluminum coils and panels used in architectural and industrial applications. This higher demand is primarily the result of successful business development initiatives in emerging markets.
Net sales of our European Engineered Products segment declined $3.3 million, or 8.5%, to $35.6 million in the first half of 2013 compared to $38.9 million in the first half of 2012. Demand in this segment has been negatively impacted by the continuing economic crisis in Europe. Specifically, declines in net sales were primarily the result of lower demand for engineered components sold to suppliers in the transportation market and lower demand for residential windows, doors and shower enclosures sold to distributors and home improvement retailers in the UK. Sales declines in these markets were partially offset by increased demand for factory built holiday homes in the UK primarily as a result of increased production at a significant holiday home manufacturer.
Cost of Goods Sold. Cost of goods sold includes the cost of raw materials, manufacturing labor, packaging, utilities, freight, maintenance and other elements of manufacturing overhead. Cost of goods sold declined $12.1 million, or 3.4%, to $339.6 million in the first half of 2013 compared to $351.7 million in the first half of 2012. The decline in cost of goods sold is primarily related to volume declines in both our U.S. Commercial Products segment and European operating segments. Cost of goods sold also decreased as a result of lower metal raw material costs primarily in our U.S. Commercial Products segment in the current year compared to the prior year. Foreign currency translation did not have a significant impact on cost of goods sold during the period.
Selling and General. Selling and general expenses include salaries, benefits, incentive compensation, insurance, travel and entertainment and other administrative costs. Selling and general expenses declined $4.5 million, or 10.3%, to $39.4 million in the first half of 2013 compared to $43.9 million in the first half of 2012. Overall declines in sales volumes combined with restructuring and organizational initiatives in both North America and Europe resulted in an overall reduction in selling and general and other administrative costs. These initiatives, while undertaken in response to continued relative softness in our demand, are expected to contribute to higher levels of operating performance as markets recover. Foreign currency translation did not have a material impact on selling and general costs during the quarter.
Depreciation and Amortization. Depreciation and amortization declined $0.3 million, or 1.7%, to $17.0 million in the first half of 2013 compared to $17.3 million in the first half of 2012.
Other Operating Charges. Other operating charges are comprised of non-recurring or other unusual costs such as restructuring initiatives, facility closures, relocation, severance, and acquisition costs. Other operating charges of $3.9 million in the first half of 2013 increased $2.1 million compared to $1.8 million in the first half of 2012.
In the first half of 2013, other operating charges of approximately $3.9 million are primarily comprised of restructuring and relocation initiatives in the European Engineered Products segment including a $1.6 million loss related to the sale of land and buildings and $1.4 million of relocation and other restructuring charges. These initiatives include the relocation from multiple plant facilities in the UK into one operating location and are intended to reduce overhead costs and streamline operations. The remaining $0.9 million other operating charges in the first half of 2013 are comprised primarily of severance and relocation costs related to various organizational initiatives to reduce operating costs and improve efficiencies.
In the first half of 2012, other operating charges of approximately $1.8 million included $1.2 million related to cost savings initiatives and restructuring activities in both the U.S. and Europe and $0.6 million of non-recurring legal and professional fees related to the Company's North America reorganization.
Income (Loss) from Operations. As a result of the aforementioned items, our income from operations declined $(5.3) million, to $2.5 million in the first half of 2013 compared to $7.8 million for the first half of 2012.

Income from operations of our U.S. Residential Products segment declined $(1.2) million to $9.6 million for the first half of 2013 compared to $10.8 million for the first half of 2012. This decrease is primarily related to higher labor and other manufacturing costs which were partially offset by lower selling and general costs as a result of continued organizational initiatives to reduce operating costs and streamline operations.
Income (loss) from operations of our U.S. Commercial Products segment declined $(2.5) million to a loss of $(4.0) million for the first half of 2013 compared to a loss of $(1.5) million in the first half of 2012. This decrease is primarily the result of lower sales volumes in the first six months of 2012.
Income from operations of our European Roll Coated Aluminum segment declined $(0.3) million to $5.6 million in the first half of 2013 compared to $5.9 million in the first half of 2012. Declines in income from operations as a result of lower sales volumes were generally offset by reductions to selling and general costs as a result of cost savings initiatives to reduce overhead and other operating costs in response to the continuing economic uncertainty throughout Europe. Income from operations was also negatively impacted by changes in product mix including a decline in sales to RV and transportations markets which generally have higher profit margins than products sold in the architectural and industrial markets.
Income (loss) from operations of our European Engineered Products segment declined $(2.7) million to a loss of $(3.5) million for the first half of 2013 compared to a loss of $(0.8) million in the first half of 2012. The decline was primarily due to$(3.0) million of non-recurring other operating charges related to relocation and restructuring activities in the UK. Lower sales volumes in this segment were generally offset by lower selling and general expenses in the second quarter of 2013 and improved margins as a result of customer and product profitability initiatives.
Interest Expense. Interest expense for the first half of 2013 and for the first half of 2012 totaled approximately $27.5 million and $27.4 million, respectively. Interest expense is primarily comprised of interest on our Senior Secured Notes, Senior Unsecured Loan Facility, ABL Credit Facility, and Dutch Revolving Credit Facility.
Other Income (Loss), Net. Other income (loss), net includes translation gains and losses on intercompany obligations, gains and losses on asset disposals, interest income and other income or expense items of a non-operating nature.
Other loss, net in the first half of 2013 of $(4.2) million consisted primarily of translation losses on intercompany obligations due to the weakening of the euro and British pound sterling compared to the U.S. dollar totaling $(4.8) million, which were partially offset by gains of $0.5 million as a result of favorable legal settlements and approximately $0.2 million on forward foreign currency contracts.
Other loss, net in the first half of 2012 of $(2.8) million consisted primarily of translation losses on intercompany obligations of $3.5 million. These losses were partially offset by a gain of $0.5 million on the sale of assets associated with the exit of our U.S. RV door product line in the U.S. Commercial Products segment during the first half of 2012 and a gain of approximately $0.1 million on forward foreign currency contracts.
Provision (Benefit) for Income Taxes. We reported an income tax provision of $0.4 million for the first half of 2013 compared to a provision of $1.3 million for the first half of 2012. Our effective tax rates were 1.5% for the six months ended June 28, 2013 and 5.7% for the six months ended June 29, 2012.
The effective rate for the first half of 2013 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, and recognition of valuation allowances related to net losses in the UK and for U.S. federal and state net operating losses.
The effective rate for the first half of 2012 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, and recognition of valuation allowances related to net losses in the UK and for U.S. federal and state net operating losses.
Our effective tax rate reflects a full valuation allowance on losses in the United States. Without a valuation allowance, earnings from the United States are generally taxed at rates higher than the foreign statutory tax rates. The effective tax rate also reflects a full valuation allowance on losses in the UK. A change in the mix of pretax income from the various tax jurisdictions can have a significant impact on our periodic effective tax rate.

Net Loss. Our net loss was $29.7 million for the first half of 2013 compared to a net loss of $23.7 million for the first half of 2012.
Liquidity and Capital Resources
Our principal sources of liquidity are from cash and cash equivalents, cash from operations and borrowings under our ABL Credit Facility and Dutch Revolving Credit Facility. As of June 28, 2013, we had cash and cash equivalents of $5.1 million. Net cash used in operating activities was $33.4 million for the six months ended June 28, 2013 compared to net cash used in operating activities of $21.4 million for the six months ended June 29, 2012. As of June 28, 2013, we had $41.4 million outstanding and availability of $26.9 million under our ABL Credit Facility and $3.3 million outstanding and availability of $16.2 million on our Dutch Revolving Credit Facility.
Our ability to make debt service payments, refinance our indebtedness, maintain capital assets and satisfy our other capital and commercial commitments will depend on our ability to generate cash flow in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors. While these factors are beyond our control, we frequently invest sources of liquidity with the intent of improving our ability to generate future cash flow. Such investments have, and may in the future, include product development initiatives, restructuring and growth oriented capital expenditures, and business acquisitions. We believe our June 28, 2013 cash levels, together with our cash from operations and borrowings under our revolving credit facilities will be adequate to fund our cash requirements based on our current level of operations for at least the next twelve months.
Debt
Senior Secured Notes
The Senior Secured Notes (the "Notes") were issued pursuant to an indenture (the "Indenture"), dated March 18, 2011, among Euramax International, Inc ("Euramax"), Euramax Holdings, Inc ("Euramax Holdings"), and certain of its domestic subsidiaries as guarantors, and Wells Fargo Bank, National Association, the Trustee. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Euramax Holdings, Euramax, and Amerimax Richmond Company, a 100% owned domestic subsidiary of Euramax. The Notes bear interest at 9.50% per year and mature on April 1, 2016, unless earlier redeemed or repurchased by Euramax. Interest is payable semi-annually on April 1 and October 1 of each year.
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

Senior Unsecured Loan Facility
In March 2011, Euramax Holdings, Euramax, and certain of its domestic subsidiaries entered into the Senior Unsecured Loan Facility with investment funds affiliated with Highland Capital Management, L.P. and Levine Leichtman Capital Partners, as lenders. The Senior Unsecured Loan Facility was issued at 98% of par on March 18, 2011 and matures on October 1, 2016. The difference between the consideration received and the aggregate face amount of the Senior Unsecured Loan Facility ($1.6 million) is being amortized and recorded in interest expense using the effective interest rate method over the term of the Senior Unsecured Loan Facility. The Senior Unsecured Loan Facility bears interest at 12.25% per year in the event no election is made to pay interest in kind (PIK), and 14.25% (7.875% cash pay and 6.375% PIK) per annum in the event a PIK election is made. Euramax may make a PIK election for up to six quarters during the term of the Senior Unsecured Loan Facility. The interest rate on outstanding borrowings under the Senior Unsecured Loan Facility at June 28, 2013 was 12.25%, as Euramax has not made a PIK election.
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
Upon a change of control, Euramax may be required to prepay all or a portion of the Senior Unsecured Loan Facility at a price equal to 101% of the principal amount plus accrued and unpaid interest. All obligations under the Senior Unsecured Loan Facility are unconditionally guaranteed by Euramax Holdings and Amerimax Richmond Company, a 100% wholly owned domestic subsidiary of Euramax, and any future direct and indirect wholly‑owned domestic material restricted subsidiaries subject to certain exceptions.
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
ABL Credit Facility
On March 18, 2011, Euramax Holdings, Euramax, and certain of its domestic subsidiaries, entered into the ABL Credit Facility with Regions Bank, as Collateral and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, and Regions Business Capital, as Sole Lead Arranger and Bookrunner. The ABL Credit Facility provides for revolving credit financing of up to $70 million, subject to borrowing base availability. The ABL Credit Facility was amended on March 25, 2013 to, among other items, (i) extend the maturity date to January 1, 2016 or to March 1, 2018 in the event the maturity date of the Senior Secured Notes and Senior Unsecured Loan Facility are extended to a date that is ninety days or more following March 1, 2018, (ii) reduce the Minimum Excess Availability Reserve to $1.0 million from 20% of outstanding borrowings, and (iii) reduce the excess availability threshold from 15.0% to 12.5%. In the event excess availability falls below the 12.5% threshold, Euramax would be required to meet, for the period from the amendment date to November 30, 2013, a Minimum Consolidated Adjusted EBITDA of $55 million, and after November 30, 2013, a Minimum Consolidated Fixed Charge Coverage Ratio of 1.15 to 1.00.

Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus an applicable margin or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Regions Bank as its “prime rate” for commercial loans, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR plus 1.00%, plus an applicable margin. The applicable margin is dependent upon the type of borrowings Euramax has made under the ABL Credit Facility. At June 28, 2013, the applicable margins were 2.50% and 1.50% for LIBOR and Base Rate borrowings, respectively. The applicable margins are subject to Euramax's corporate credit rating as determined from time to time by Standard and Poor’s and Moody’s Investors Service and range from 2.00% to 2.75% for LIBOR borrowings and 1.00% to 1.75% for Base Rate borrowings. The ABL Credit Facility requires Euramax to pay a commitment fee ranging from 0.375% to 0.5%, based on the unutilized commitments. Euramax is also required to pay customary letter of credit fees, including, without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.
All obligations under the ABL Credit Facility are unconditionally guaranteed by Euramax Holdings, Amerimax Richmond Company, a 100% wholly owned domestic subsidiary of Euramax, and any future direct and indirect, wholly-owned domestic restricted subsidiaries which are not borrowers. All obligations under the ABL Credit Facility and the guarantees of those obligations are secured, subject to certain exceptions, by a first‑priority security interest in Euramax’s and the guarantors’ inventory and accounts receivable and related assets, which we refer to as the ABL Collateral, and a junior‑priority security interest in (i) substantially all of Euramax’s and the guarantors’ assets (other than inventory and accounts receivable and related assets, which assets secure our ABL Credit Facility on a first priority basis) and (ii) all of Euramax’s capital stock and the capital stock of each material domestic restricted subsidiary owned by Euramax or a guarantor and 65% of the voting capital stock and 100% of any non-voting capital stock of foreign restricted subsidiaries directly owned by Euramax or a guarantor, which we refer to collectively as the Notes Collateral. The security interests are granted in accordance with the Amended and Restated Pledge and Security Agreement dated March 18, 2011, by and among Euramax, the other guarantors party thereto and Regions Bank as Agent.
The ABL Credit Facility contains affirmative and negative covenants customary for this type of financing, including, but not limited to certain financial covenants in the event excess availability is less than 12.5% of the lesser of the aggregate amount of commitments outstanding at such time and the borrowing base. If excess availability falls below the 12.5% threshold, Euramax would be required to meet, for the period from the amendment date to November 30, 2013, a Minimum Consolidated Adjusted EBITDA of $55 million for the immediately preceding twelve month period. After November 30, 2013, Euramax would be required to meet a Minimum Consolidated Fixed Charge Coverage Ratio of at least 1.15 to 1.00 if excess availability falls below 12.5%. As of June 28, 2013, excess availability exceeded 12.5% of the borrowing base; therefore, Euramax was not required to meet the Minimum Consolidated Adjusted EBITDA or Minimum Consolidated Fixed Charge Coverage Ratio. Additionally, restrictive covenants limit the ability of Euramax and certain of its subsidiaries to incur liens, incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, consolidate, merge or sell all or substantially all of their assets, pay dividends or make other distributions, make certain loans and investments, amend or otherwise alter the terms of documents related to certain of their indebtedness, enter into transactions with affiliates and prepay certain indebtedness, in each case, subject to exclusions, and other customary covenants.
Dutch Revolving Credit Facility
In February 2012, our wholly-owned subsidiary in the Netherlands, Euramax Coated Products, BV entered into the Dutch Revolving Credit Facility with Rabobank Roermond (Rabobank). The Dutch Revolving Credit Facility provides revolving credit financing of up to EUR 15 million and matures on April 1, 2016. Borrowings under the Dutch Revolving Credit Facility bear interest at a rate per annum which is the aggregate of the average one month Euribor rate over a calendar month plus a margin of 2% and requires payment of a Credit Fee of 0.35% per annum on the nominal amount of the credit facility. All obligations under the Dutch Revolver are secured by a mortgage on the real estate of Euramax Coated Products, BV, a pledge on present and future machinery and present and future accounts receivable balances of Euramax Coated Products, BV.
The Dutch Revolving Credit Facility contains financial and non-financial covenants customary for this type of financing. Financial Covenants include, but are not limited to a minimum annual EBITDA target and a minimum requirement for risk-bearing capital, for Euramax Coated Products, BV, both measured at the Company's fiscal year-end. The Dutch Revolving Credit Facility also contains a clause limiting further indebtedness.

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
The Fixed Charge Coverage Ratio and the Secured Debt Ratio under the Indenture only limit the ability of Euramax to incur additional indebtedness and the failure of the Company to be within these ratios would not be an event of default under the Indenture or Senior Unsecured Loan Facility. Euramax has not incurred any additional indebtedness or made any restricted payments pursuant to the provisions in the Indenture and the Senior Unsecured Loan Facility that rely on such ratios.
The provisions of the ABL Credit Facility, only require Euramax to meet the Minimum Consolidated Adjusted EBITDA or Minimum Fixed Charge Coverage Ratio under the ABL Credit Facility when excess availability is less than 12.5%. As of June 28, 2013, because excess availability under the ABL Credit Facility exceeded 12.5% of the borrowing base, Euramax was not required to meet the Minimum Consolidated Fixed Charge Coverage Ratio under the ABL Credit Facility. The Company does not expect excess availability to fall below 12.5% during the next twelve months.
Cash Flows
The following table summarizes our cash flows for the six months ended June 28, 2013 and June 29, 2012:

	Six months ended
	June 28, 2013	June 29, 2012
	(in thousands)
Net cash used in operating activities	$(33,383)	$(21,387)
Net cash used in investing activities	(2,772)	(1,414)
Net cash provided by financing activities	31,255	20,615
Effect of exchange rate changes on cash	(23)	(240)
Net decrease in cash and cash equivalents	$(4,923)	$(2,426)

Six months ended June 28, 2013 Compared to the Six months ended June 29, 2012.
Operating Activities. Cash used in operating activities in the first half of 2013 was approximately $33.4 million compared to cash used in operating activities of $21.4 million for the first half of 2012, a decrease in cash flow of $12.0 million. Cash flow from operations included interest payments totaling $26.0 million and $25.9 million for the six month periods ended June 28, 2013 and June 29, 2012, respectively. The decline in operating cash flow over the prior year is primarily driven by increases in accounts receivable and inventory. The increase in accounts receivable is a result of 5.1% higher net sales in the two months ended June 28, 2012 compared to the two months ended June 29, 2012. The majority of outstanding receivables are typically generated from net sales in the preceding two months. Higher inventory levels reflect increased demand in the second quarter of 2012 compared to the prior year quarter. Increases in working capital items in the first half of 2013 are consistent with the seasonality of our business and are necessary to support net sales growth.
Investing Activities. Cash used in investing activities in the first half of 2013 was $2.8 million. Capital expenditures of $5.0 million were offset by proceeds from asset sales of approximately $2.2 million in the first half of 2013. The proceeds from the sale of assets included $2.0 million related to the sale of assets held for sale in our European Engineered Products segment.
Cash used in investing activities in the first half of 2012 was $1.4 million. Capital expenditures of $2.6 million in the first half of 2012 were offset by $1.2 million of proceeds from the sale of assets.
Financing Activities. Cash provided by financing activities during the first half of 2013 was $31.3 million and consisted primarily of net borrowings on our ABL Credit Facility totaling $23.0 million and net borrowings on our Dutch Revolving Credit Facility totaling $3.3 million. Net cash provided by these borrowings was partially offset by $0.2 million of debt issuance costs related to the amendment of the ABL Credit Facility.
Cash provided by financing activities during the first half of 2012 was $20.6 million and consisted of net borrowings under the ABL Credit Facility of $17.6 million and debt issuance costs associated with the Dutch Revolving Credit Facility.
Capital Expenditures
Our capital expenditures for the first half of 2013 and the first half of 2012 were $5.0 million and $2.6 million, respectively. Capital expenditures in each period relate primarily to purchases and upgrades of coil coating, fabricating, transportation and material moving and handling equipment.
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
Our cost of goods sold is subject to inflationary pressures and price fluctuations of the raw materials we use, particularly the cost of aluminum and steel. In addition, we are party to certain leases that contain escalator clauses contingent on increases based on changes in the Consumer Price Index. We believe that inflation and/or deflation had a minimal impact on our overall results of operations during the six months ended June 28, 2013 and June 29, 2012.
Working Capital Management
Working capital increased $16.1 million, or 19.2%, to $100.1 million as of June 28, 2013 from $84.0 million as of December 31, 2012. The increase in working capital is primarily attributable to seasonal increases in accounts receivable and inventory partially offset by increases in accounts payable and current borrowings on our Dutch Revolving Credit Facility. We historically experience an increase in inventory and accounts receivable during the first half of the year as many customers in our markets increase purchases in the spring and gradually decline throughout the second half of the year.

Accounts receivable of $106.7 million as of June 28, 2013 increased $32.8 million, or 44.4%, from $73.9 million as of December 31, 2012. As of June 28, 2013, days sales outstanding in accounts receivable were 42.2 days, compared to 35.5 days as of December 31, 2012. The primary reason for the increase in accounts receivable was a 26.2% increase in net sales for the two months ended June 28, 2013 compared to the two months ended December 31, 2012. Typically the majority of outstanding receivables are generated from net sales in the preceding two months.
Inventories of $101.0 million as of June 28, 2013 increased $11.7 million, or 13.1%, from $89.3 million as of December 31, 2012, primarily as a result of seasonal increases in demand. As of June 28, 2013, days sales in inventories were 48.2 days, compared to 50.3 days as of December 31, 2012.
Accounts payable of $80.9 million as of June 28, 2013 increased $25.0 million, or 44.7%, from $55.9 million as of December 31, 2012. Higher accounts payable balances reflect increasing inventory levels throughout the year to support higher demand in peak seasons.
Current portion of long-term debt totaled $3.3 million as of June 28, 2013. The Current portion of long-term debt consisted of outstanding borrowings on the Dutch Revolving Credit Facility totaling $3.3 million as of June 28, 2013 compared to no outstanding borrowings as of December 31, 2012.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles. In order to apply these principles, management must make judgments, assumptions and estimates based on the best available information at the time. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For the three months ended June 28, 2013, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of June 28, 2013.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in currency exchange rates (primarily the euro and British pound sterling), interest rates and commodity prices (primarily aluminum and steel).
Foreign Currency Exchange Risk
Approximately 33.6% of our net sales for the six months ended June 28, 2013 originated in Europe. Although our sales outside the United States are subject to exchange rate fluctuations, we do not use derivatives to manage our foreign currency exchange risks resulting from foreign sales. Changes in foreign exchange rates affect interest expense recorded in relation to our foreign currency denominated debt instruments.
Interest Rate Risk
We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our senior secured notes and our senior unsecured loan facility. Our floating rate exposure is related to our ABL and Dutch Revolving credit facilities, which are tied to changes in the LIBOR and Euribor rates, respectively.
We had no interest rate swap contracts outstanding during the six months ended June 28, 2013 or June 29, 2012.

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
Item 4.  Controls and Procedures
Disclosure Controls and Procedures
The Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2013.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

EURAMAX HOLDINGS, INC.

Date: August 9, 2013	/s/ R. Scott Vansant
R. Scott Vansant
Senior Vice President and Chief Financial Officer