Form 10-Q
period 2013-09-27
Euramax Holdings, Inc.
filed 2013-11-08
CIK 1026743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2013
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

There were 194,902 shares of the registrant’s common stock, par value $1.00 per share, issued and outstanding as of November 7, 2013, none of which are publicly traded.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements (unaudited)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 27, 2013	December 31, 2012
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$9,460	$10,024
Accounts receivable, less allowances of $2,597 and $2,751, respectively	101,317	73,876
Inventories, net	106,933	89,294
Income taxes receivable	747	1,527
Deferred income taxes	909	907
Other current assets	6,197	4,789
Total current assets	225,563	180,417
Property, plant and equipment, net	131,261	141,208
Goodwill	201,952	199,375
Customer relationships, net	44,242	54,589
Other intangible assets, net	7,223	7,475
Deferred income taxes	98	68
Other assets	9,304	11,290
Total assets	$619,643	$594,422
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$70,366	$55,883
Accrued expenses and other current liabilities	30,116	30,667
Accrued interest payable	21,714	9,017
Current portion of long-term debt	1,836	—
Deferred income taxes	868	847
Total current liabilities	124,900	96,414
Long-term debt	536,525	516,674
Deferred income taxes	19,466	20,419
Other liabilities	36,096	46,907
Total liabilities	716,987	680,414
Shareholders’ deficit:
Common stock	195	189
Additional paid-in capital	724,109	721,869
Accumulated loss	(832,268)	(818,855)
Accumulated other comprehensive income	10,620	10,805
Total shareholders’ deficit	(97,344)	(85,992)
Total liabilities and shareholders’ deficit	$619,643	$594,422

See the accompanying notes to these condensed consolidated financial statements.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Net sales	$227,835	$219,173	$630,241	$641,648
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	188,792	182,557	528,423	534,257
Selling and general (excluding depreciation and amortization)	20,387	20,503	59,767	64,423
Depreciation and amortization	8,514	8,624	25,557	25,938
Other operating charges	1,455	840	5,355	2,602
Multiemployer pension withdrawal expense	—	39	—	39
Income from operations	8,687	6,610	11,139	14,389
Interest expense	(13,805)	(13,394)	(41,257)	(40,791)
Other income, net	8,295	3,494	4,061	675
Income (loss) before income taxes	3,177	(3,290)	(26,057)	(25,727)
Benefit from income taxes	(13,082)	(2,115)	(12,644)	(840)
Net income (loss)	$16,259	$(1,175)	$(13,413)	$(24,887)
See the accompanying notes to these condensed consolidated financial statements.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Net income (loss)	$16,259	$(1,175)	$(13,413)	$(24,887)
Other comprehensive income (loss):
Foreign currency translation adjustment	(89)	26	(431)	(176)
Defined benefit pension plan adjustments	81	86	246	256
Total comprehensive income (loss)	$16,251	$(1,063)	$(13,598)	$(24,807)
See the accompanying notes to these condensed consolidated financial statements.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 27, 2013	September 28, 2012
Net cash used in operating activities	$(16,736)	$(4,625)
Cash flows from investing activities:
Proceeds from sales of assets	2,288	1,289
Capital expenditures	(7,355)	(4,586)
Purchase of a business, net of cash acquired	—	(6,446)
Net cash used in investing activities	(5,067)	(9,743)
Cash flows from financing activities:
Net borrowings on ABL Credit Facility	19,514	7,113
Net borrowings on Dutch Revolving Credit Facility	1,836	—
Debt issuance costs	(175)	(59)
Changes in cash overdrafts	—	3,467
Net cash provided by financing activities	21,175	10,521
Effect of exchange rate changes on cash	64	(690)
Net decrease in cash and cash equivalents	(564)	(4,537)
Cash and cash equivalents at beginning of period	10,024	14,327
Cash and cash equivalents at end of period	$9,460	$9,790
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
The Company’s sales volumes have historically been higher in the second and third quarters due to the seasonal demand of the building products markets served. Accordingly, results for the three and nine months ended September 27, 2013 are not necessarily indicative of the results that may be expected for the full year. Management believes that the disclosures made are adequate for a fair presentation of the Company’s results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The third quarter of 2013 and 2012 ended on September 27 and September 28, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which it falls.
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

2. Inventories
Inventories were comprised of:

	September 27, 2013	December 31, 2012
	(in thousands)
Aluminum and steel coil	$69,877	$59,651
Raw materials	16,947	14,520
Work in process	2,891	1,598
Finished products	17,218	13,525
Total inventories, net	$106,933	$89,294
The Company has disclosed aluminum and steel coil inventory separately, as it represents inventory that can be classified as raw material, work in process or finished product. Aluminum and steel coil includes both painted and bare coil. Inventories are net of related reserves totaling $2.4 million and $2.9 million as of September 27, 2013 and December 31, 2012, respectively.
3. Indebtedness
Indebtedness consisted of the following:

	September 27, 2013	December 31, 2012
	(in thousands)
Senior Secured Notes (9.50%)	$375,000	$375,000
Senior Unsecured Loan Facility (12.25%)	123,525	123,188
ABL Credit Facility	38,000	18,486
Dutch Revolving Credit Facility	1,836	—
Total debt	538,361	516,674
Less: current portion	1,836	—
Total long term debt	$536,525	$516,674

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

The Indenture contains restrictive covenants that limit, among other things, the ability of Euramax and certain of its subsidiaries to incur additional indebtedness, pay dividends and make certain distributions, make other restricted payments, make investments, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates, in each case, subject to exclusions, and other customary covenants. These limitations also limit Euramax's ability to transfer cash or assets to Euramax Holdings, whether by dividend, loan or otherwise. The Indenture also contains customary events of default. If Euramax undergoes a change of control (as defined in the Indenture), Euramax will be required to make an offer to repurchase the Notes at 101% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption.
Senior Unsecured Loan Facility
In March 2011, Euramax Holdings, Euramax, and certain of its domestic subsidiaries entered into the Senior Unsecured Loan Facility with investment funds affiliated with Highland Capital Management, L.P. and Levine Leichtman Capital Partners, as lenders. The Senior Unsecured Loan Facility was issued at 98% of par on March 18, 2011 and matures on October 1, 2016. The difference between the consideration received and the aggregate face amount ($1.5 million) is being amortized and recorded in interest expense using the effective interest rate method over the term. The Senior Unsecured Loan Facility bears interest at 12.25% per year in the event no election is made to pay interest in kind (PIK), and 14.25% (7.875% cash pay and 6.375% PIK) per annum in the event a PIK election is made. Euramax may make a PIK election for up to six quarters during the term of the Senior Unsecured Loan Facility. The interest rate on outstanding borrowings at September 27, 2013 was 12.25%, as Euramax has not made a PIK election.
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

ABL Credit Facility
On March 18, 2011, Euramax Holdings, Euramax, and certain of its domestic subsidiaries, entered into the ABL Credit Facility with Regions Bank, as Collateral and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, and Regions Business Capital, as Sole Lead Arranger and Bookrunner. The ABL Credit Facility provides for revolving credit financing of up to $70 million, subject to borrowing base availability. The ABL Credit Facility was amended on March 25, 2013 to, among other items, (i) extend the maturity date to January 1, 2016 or to March 1, 2018 in the event the maturity date of the Senior Secured Notes and Senior Unsecured Loan Facility is extended to a date that is ninety days or more following March 1, 2018, (ii) reduce the Minimum Excess Availability Reserve to $1.0 million from 20% of outstanding borrowings, and (iii) reduce the excess availability threshold from 15.0% to 12.5%. In the event excess availability falls below the 12.5% threshold, Euramax would be required to meet, for the period from the amendment date to November 30, 2013, a Minimum Consolidated Adjusted EBITDA of $55 million, and after November 30, 2013, a Minimum Consolidated Fixed Charge Coverage Ratio of 1.15 to 1.00. At September 27, 2013, $31.1 million was available to be drawn on the ABL Credit Facility.
Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus an applicable margin or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Regions Bank as its “prime rate” for commercial loans, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR plus 1.00%, plus an applicable margin. The applicable margin is dependent upon the type of borrowings Euramax has made under the ABL Credit Facility. At September 27, 2013, the applicable margins were 2.50% and 1.50% for LIBOR and Base Rate borrowings, respectively. The applicable margins are subject to Euramax’s corporate credit rating as determined from time to time by Standard and Poor’s and Moody’s Investors Service and range from 2.00% to 2.75% for LIBOR borrowings and 1.00% to 1.75% for Base Rate borrowings. The weighted average interest rate at September 27, 2013, including the applicable margin payable on outstanding borrowings under the ABL Credit Facility, was 2.7%. The ABL Credit Facility requires Euramax to pay a commitment fee ranging from 0.375% to 0.5%, based on the unutilized commitments. Euramax is also required to pay customary letter of credit fees, including, without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.
All obligations under the ABL Credit Facility are unconditionally guaranteed by Euramax Holdings, Euramax, and Amerimax Richmond Company, a wholly-owned domestic subsidiary of Euramax, and any future direct and indirect wholly-owned domestic restricted subsidiaries which are not borrowers. All obligations under the ABL Credit Facility are secured, subject to certain exceptions, by a first‑priority security interest in Euramax’s and the Guarantors’ inventory and accounts receivable and related assets, referred to as the ABL Collateral, and a junior‑priority security interest in (i) substantially all of Euramax’s and the Guarantors’ assets (other than inventory and accounts receivable and related assets, which assets secure the ABL Credit Facility on a first priority basis) and (ii) all of Euramax’s capital stock and the capital stock of each material domestic restricted subsidiary owned by Euramax or a Guarantor and 65% of the voting capital stock and 100% of any non-voting capital stock of foreign restricted subsidiaries directly owned by Euramax or a Guarantor, which we refer to collectively as the Notes Collateral.
The ABL Credit Facility contains affirmative and negative covenants customary for this type of financing, including, but not limited to certain financial covenants in the event excess availability is less than 12.5% of the lesser of the aggregate amount of commitments outstanding at such time and the borrowing base. If excess availability falls below the 12.5% threshold, Euramax would be required to meet, for the period from the amendment date to November 30, 2013, a Minimum Consolidated Adjusted EBITDA of $55 million for the immediately preceding twelve month period. After November 30, 2013, Euramax would be required to meet a Minimum Consolidated Fixed Charge Coverage Ratio of at least 1.15 to 1.00 if excess availability falls below 12.5%. As of September 27, 2013, excess availability exceeded 12.5% of the borrowing base; therefore, Euramax was not required to meet the Minimum Consolidated Adjusted EBITDA or Minimum Consolidated Fixed Charge Coverage Ratio. Additionally, restrictive covenants limit the ability of Euramax and certain of its subsidiaries to incur liens, incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, consolidate, merge or sell all or substantially all of their assets, pay dividends or make other distributions, make certain loans and investments, amend or otherwise alter the terms of documents related to certain of their indebtedness, enter into transactions with affiliates and prepay certain indebtedness, in each case, subject to exclusions, and other customary covenants.

Dutch Revolving Credit Facility
In February 2012, Euramax's wholly-owned subsidiary Euramax Coated Products, BV entered into a revolving credit facility with Rabobank Roermond (the "Dutch Revolving Credit Facility"). The Dutch Revolving Credit Facility provides revolving credit financing of up to EUR 15 million and matures on April 1, 2016. Borrowings under the Dutch Revolving Credit Facility bear interest at a rate per annum which is the aggregate of the average one month Euribor rate over a calendar month plus a margin of 2% and requires payment of a commitment fee of 0.35% per annum on the nominal amount of the credit facility. The weighted average interest rate at September 27, 2013, including the margin payable on outstanding borrowings under the Dutch Revolving Credit Facility, was 2.4%. All obligations under the Dutch Revolving Credit Facility are secured by a mortgage on the real estate of Euramax Coated Products, BV, a pledge on present and future machinery and present and future accounts receivable balances of Euramax Coated Products, BV. At September 27, 2013, $18.4 million was available to be drawn on the Dutch Revolving Credit Facility.
The Dutch Revolving Credit Facility contains financial and non-financial covenants customary for this type of financing. Financial covenants include, but are not limited to, a minimum annual EBITDA target and a minimum amount of risk-bearing capital for Euramax Coated Products, BV, both measured at the Company's fiscal year-end. The Dutch Revolving Credit Facility also contains a clause limiting further indebtedness. As of September 27, 2013, Euramax Coated Products, BV is in compliance with all covenants.
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
Environmental Matters
The Company’s operations are subject to U.S., Canadian, and European federal, state, and local environmental laws and regulations, including those concerning the management of pollution and hazardous substances.

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
Product Warranties
The Company provides warranties on certain products. The warranty periods differ depending on the product, but generally range from one year to limited lifetime warranties. The Company provides for warranties based on historical experience and expectations of future occurrence. Changes in the product warranty accrual are summarized as follows:

	Three months ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(in thousands)
Balance, beginning of period	$5,047	$5,272	$5,098	5,050
Payments made or service provided	(734)	(596)	(2,565)	(2,008)
Warranty expense	997	718	2,838	2,386
Foreign currency translation	93	47	32	13
Balance, end of period	$5,403	$5,441	$5,403	$5,441
5. Income Taxes
The provision for income taxes for 2013 and 2012 are computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country by country basis, adjusted for changes in valuation allowances relating to the Company’s net operating loss and capital loss carryforwards and changes in tax uncertainties. The effective rates for the three month periods ended September 27, 2013 and September 28, 2012, were a benefit of 411.8% and a benefit of 64.3%, respectively.
The effective rate for the three months ended September 27, 2013 differed from the U.S. statutory rate primarily due to the reversal of an uncertain tax position as a result of the expiration of statute of limitations discussed in the tax uncertainties section below. Other factors impacting the effective rate include state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, and recognition of valuation allowances related to current year losses in the UK and in U.S. federal and state jurisdictions.
The effective rate for the three months ended September 28, 2012 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, and recognition of valuation allowances related to net losses in the UK and in U.S. federal and state jurisdictions.
The effective tax rates for the nine month periods ended September 27, 2013 and September 28, 2012, were a benefit of 48.5% and a benefit of 3.3%, respectively.

The effective rate for the nine months ended September 27, 2013 differed from the U.S. statutory rate due to the reversal of various uncertain tax positions, primarily relating to the expiration of certain statutes of limitations. Other factors impacting the effective rate include state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, and valuation allowances related to current year losses in the UK and in U.S. federal and state jurisdictions.
The effective rate for the nine months ended September 28, 2012 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, and valuation allowances related to net losses in the UK and in U.S. federal and state jurisdictions.
Tax uncertainties
On September 27, 2013 and December 31, 2012, the gross amount of unrecognized tax benefits was $2.2 million and $11.2 million, respectively, exclusive of interest and penalties. As of September 27, 2013 and December 31, 2012, if we were to prevail on all unrecognized tax benefits, $2.2 million and $11.2 million, respectively, would have benefited the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the consolidated statements of operations. As of September 27, 2013 and December 31, 2012, the Company had $0.2 million and $3.3 million, respectively, of accrued interest and penalties. Interest and penalties recognized in the three months ended September 27, 2013 and September 28, 2012 were a benefit of $3.3 million and expense of $0.1 million, respectively. Interest and penalties recognized in the nine months ended September 27, 2013 and September 28, 2012 were a benefit of $3.1 million and expense of $0.3 million, respectively.
 During the three months ended September 27, 2013, the statute of limitations expired for an uncertain tax position taken in a prior year. As a result, the Company recognized $9.0 million in previously unrecognized tax benefit and an additional $3.4 million related to the reversal of accrued interest and penalties associated with the position during the current quarter. During the next 12 months, the Company does not expect to have any significant reversal of gross unrecognized tax benefits. The Company files income tax returns in the U.S. federal and state and local jurisdictions, and in the UK, Canada, the Netherlands, and France. Under the generally accepted statute of limitation rules, the Company is not subject to changes in income taxes by any taxing jurisdiction for years prior to 2010.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits for the nine months ended September 27, 2013 is as follows:

September 27, 2013
(in thousands)
Balance, beginning of period	$(11,209)
Reductions for tax positions of prior years	9,105
Effects of foreign currency translation	(53)
Balance, end of period	$(2,157)

6. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income (loss) by component for the nine month period ended September 27, 2013 were as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Total
	(in thousands)
Balance, beginning of period	$20,096	$(9,291)	$10,805
Other comprehensive income (loss) before reclassifications	(431)	—	(431)
Amounts reclassified from accumulated other comprehensive income (loss)	—	246	246
Net other comprehensive income (loss)	(431)	246	(185)
Balance, end of period	$19,665	$(9,045)	$10,620
Amounts reclassified from the defined benefit pension plan adjustments component of accumulated other comprehensive income (loss) were recorded in selling and general expenses within the condensed consolidated statement of operations. There were no net tax effects related to the reclassification as a result of the full valuation allowances in the U.S. and UK in the current year. The accumulated tax effect related to the defined benefit pension plan adjustments component of accumulated other comprehensive income (loss) was a benefit of $0.9 million as of September 27, 2013 and December 31, 2012. There are no tax impacts related to the foreign currency translation adjustment component of accumulated other comprehensive income (loss) as the earnings of subsidiaries are considered to be permanently invested.
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

	Three months ended				Nine months ended
	September 27, 2013		September 28, 2012		September 27, 2013		September 28, 2012
	U.S. Plan	UK Plan	U.S. Plan	UK Plan	U.S. Plan	UK Plan	U.S. Plan	UK Plan
	(in thousands)
Service cost	$16	$—	$19	$—	$48	$—	$57	$—
Interest cost	130	527	128	590	390	1,582	384	1,770
Expected return on assets	(156)	(411)	(144)	(418)	(468)	(1,233)	(432)	(1,254)
Recognized actuarial net loss	73	8	62	24	217	29	186	70
Total defined benefit net periodic pension cost	63	124	65	196	187	378	195	586
Multiemployer benefit expense	313	—	308	—	860	—	884	—
Multiemployer pension withdrawal expense	—	—	39	—	—	—	39	—
Net periodic pension cost	$376	$124	$412	$196	$1,047	$378	$1,118	$586

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
Derivative Financial Instruments
The Company is directly and indirectly affected by changes in certain market conditions. These changes in market conditions may adversely impact the Company's financial performance and are referred to as "market risks." The Company, when deemed appropriate, uses derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risk managed by the Company through the use of derivative instruments is foreign currency exchange rate risk related to intercompany interest payments. The Company does not enter into derivative contracts for trading purposes.
The Company has entered into forward contracts to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price to mitigate uncertainty and volatility, and to cover underlying exposures to certain payments in currencies other than the functional currency. The Company has not designated these contracts for hedge accounting treatment and, therefore, the gains and losses on these contracts are recorded in other income (loss), net in the condensed consolidated statement of operations. For the three months ended, September 27, 2013 and September 28, 2012, the Company recognized losses of $0.3 million and $0.2 million, respectively, related to these forward contracts. For the nine months ended September 27, 2013 and September 28, 2012, the Company recognized losses of $0.2 million and $0.1 million, respectively, related to these forward contracts.
Derivatives are carried at fair value in the condensed consolidated balance sheets in the line item accrued expenses and other current liabilities. As of September 27, 2013 and December 31, 2012, the fair value of outstanding derivatives totaled net liabilities of $0.5 million and $0.2 million, respectively. The fair value of foreign exchange contracts is determined using quotations from financial institutions and is classified as a Level 2 measurement in the fair value hierarchy.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the U.S. Generally, adjustments made to record assets at fair value on a nonrecurring basis are the result of impairment charges.

In the first quarter of 2013, the Company recorded losses of approximately $1.6 million in other operating charges related to the reclassification of land and buildings to assets held for sale. These losses, incurred as part of the Company's restructuring activities in the European Engineered Products segment, represent the difference between the carrying value prior to the reclassification and the fair value. The fair value of assets held for sale was determined based on the selling price less costs incurred to sell and was classified as Level 1 in the fair value hierarchy. The assets were sold during the second quarter of 2013 and no additional losses were recorded from the sale of the assets. The Company did not record any impairment charges related to assets measured at fair value on a nonrecurring basis during the three or nine months ended September 28, 2012.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses, and loans and notes payable approximate their fair values because of the relatively short-term maturities of these instruments.
The fair value of our long-term debt is estimated using Level 2 inputs based on dealer quoted prices for our debt instruments based on recent transactions obtained from various sources. As of September 27, 2013, the carrying amount and fair value of our Senior Secured Notes, were $375.0 million and $358.1 million, respectively. As of December 31, 2012, the carrying amount and fair value of our Senior Secured Notes, were $375.0 million and $348.8 million, respectively.
9. Other Operating Charges
Other operating charges incurred by operating segment were as follows:

	Three months ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
	(in thousands)
U.S. Residential Products	$57	$226	$214	$290
U.S. Commercial Products	69	55	364	232
European Roll Coated Aluminum	305	31	495	531
European Engineered Products	995	174	4,039	359
Other non-allocated	29	354	243	1,190
Total other operating charges	$1,455	$840	$5,355	$2,602
Other operating charges are comprised of restructuring initiatives, facility closures, acquisition related costs and other operational initiatives. For the three months ended September 27, 2013, other operating charges of $1.5 million were primarily comprised of ongoing restructuring and relocation initiatives in the European Engineered Products segment including approximately $0.8 million of severance and relocation costs associated with the relocation from multiple plant facilities in the UK into one operating location and $0.2 million of severance costs for various social programs in France. The remaining $0.5 million of other operating charges were comprised primarily of severance and relocation costs related to various organizational initiatives in the European Roll Coated Aluminum segment and in the U.S. to reduce operating costs and improve efficiencies.
For the three months ended September 28, 2012, other operating charges of $0.8 million were primarily comprised of $0.4 million of severance and relocation costs related to restructuring and cost savings initiatives in both the U.S. and Europe, $0.2 million of legal and professional fees related to reorganizational activities in North America and Europe, and $0.2 million of costs related to the acquisition of Cleveland Tubing, Inc.
For the nine months ended September 27, 2013, other operating charges of $5.4 million were primarily comprised of restructuring and relocation initiatives in the European Engineered Products segment, including a $1.6 million loss related to the sale of land and buildings, $2.0 million of severance, relocation and other restructuring charges related to the relocation from multiple plant facilities in the UK into one operating location, and $0.5 million of severance costs for various social programs in France. The remaining other operating charges in the first nine months of 2013 were comprised of $1.3 million in severance and relocation costs in both the U.S. and Europe related to various organizational initiatives to reduce operating costs and improve efficiencies.

For the nine months ended September 28, 2012, other operating charges of $2.6 million included $1.7 million of severance and relocation related to cost savings initiatives and restructuring activities in both the U.S. and Europe, $0.7 million of legal and professional fees related to the Company's North America reorganization, and $0.2 million of costs related to the acquisition of Cleveland Tubing, Inc.
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

The following table presents information about reported segments for the three months ended September 27, 2013:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
Three months ended September 27, 2013	(in thousands)
Net sales:
Third party	$87,518	$80,717	$45,660	$13,940	$—	$—	$227,835
Intersegment	188	58	87	—	—	(333)	—
Total net sales	$87,706	$80,775	$45,747	$13,940	$—	$(333)	$227,835
Income (loss) from operations	$9,281	$2,251	$1,782	$(1,612)	$(3,015)	$—	$8,687
Depreciation and amortization	$2,891	$2,628	$2,435	$401	$159	$—	$8,514
Capital expenditures	$873	$361	$717	$180	$266	$—	$2,397
The following table presents information about reported segments for the three months ended September 28, 2012:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
Three months ended September 28, 2012	(in thousands)
Net sales:
Third party	$77,469	$79,334	$48,540	$13,830	$—	$—	$219,173
Intersegment	191	33	176	—	—	(400)	—
Total net sales	$77,660	$79,367	$48,716	$13,830	$—	$(400)	$219,173
Income (loss) from operations	$7,475	$1,707	$2,095	$(1,461)	$(3,206)	$—	$6,610
Depreciation and amortization	$2,926	$2,686	$2,299	$615	$98	$—	$8,624
Capital expenditures	$345	$329	$493	$89	$683	$—	$1,939
The following table presents information about reported segments for the nine months ended September 27, 2013:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
Nine months ended September 27, 2013	(in thousands)
Net sales:
Third party	$226,203	$209,217	$145,238	$49,583	$—	$—	$630,241
Intersegment	522	356	192	—	—	(1,070)	—
Total net sales	$226,725	$209,573	$145,430	$49,583	$—	$(1,070)	$630,241
Income (loss) from operations	$18,857	$(1,830)	$7,422	$(5,144)	$(8,166)	$—	$11,139
Depreciation and amortization	$8,721	$7,866	$7,149	$1,397	$424	$—	$25,557
Capital expenditures	$2,076	$1,367	$2,527	$396	$989	$—	$7,355

The following table presents information about reported segments for the nine months ended September 28, 2012:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
Nine months ended September 28, 2012	(in thousands)
Net sales:
Third party	$214,665	$222,267	$152,012	$52,704	$—	$—	$641,648
Intersegment	774	162	441	—	—	(1,377)	—
Total net sales	$215,439	$222,429	$152,453	$52,704	$—	$(1,377)	$641,648
Income (loss) from operations	$18,261	$165	$7,979	$(2,304)	$(9,712)	$—	$14,389
Depreciation and amortization	$8,665	$8,089	$7,054	$1,868	$262	$—	$25,938
Capital expenditures	$1,085	$724	$1,243	$541	$993	$—	$4,586

It is impractical for the Company to provide revenues from external customers by groups of similar products. Accordingly, the following table reflects revenues from external customers by markets for the periods indicated.

		Three months ended		Nine months ended
Customers/Markets	Primary Products	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
		(in thousands)
Home Improvement Retailers	Rain carrying systems, metal panels, roofing accessories, windows, doors and shower enclosures	$57,449	$51,806	$145,995	$139,740
Original Equipment Manufacturers (“OEMs”)	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; windows and roofing; and composite building panels	45,474	43,457	149,791	161,946
Rural Contractors	Steel and aluminum roofing and siding	44,029	43,116	97,932	107,412
Industrial and Architectural Contractors	Metal panels and siding and roofing accessories	37,926	40,321	112,721	110,908
Distributors	Metal coils, rain carrying systems and roofing accessories	25,096	23,917	67,121	68,807
Home Improvement Contractors	Vinyl replacement windows; metal coils, rain carrying systems; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings	11,546	9,564	31,971	27,590
Manufactured Housing	Steel siding and trim components	6,315	6,992	24,710	25,245
		$227,835	$219,173	$630,241	$641,648

11. Supplemental Guarantor Condensed Financial Information
On March 18, 2011, Euramax Holdings, Inc. (presented as Parent in the following schedules), through its 100%-owned subsidiary, Euramax International, Inc. (presented as Issuer in the following schedules) issued the Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Euramax Holdings, Inc., Euramax International, Inc., and Amerimax Richmond Company, a 100% owned domestic subsidiary of Euramax International, Inc. No other subsidiaries of Euramax International, Inc., whether direct or indirect, guarantee the Notes (the "Non-Guarantors").
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
The Indenture contains restrictive covenants that limit, among other things, the ability of Euramax and certain of its subsidiaries to incur additional indebtedness, pay dividends and make certain distributions, make other restricted payments, make investments, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates, in each case, subject to exclusions, and other customary covenants. These limitations also limit Euramax's ability to transfer cash or assets to Euramax Holdings, whether by dividend, loan or otherwise.
The following condensed consolidating financial statements present the results of operations, comprehensive operations, financial position and cash flows of (1) the Parent, (2) the Issuer, (3) the Non-Guarantor Subsidiaries, and (4) eliminations to arrive at the information for Euramax Holdings, Inc. on a consolidated basis.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 27, 2013
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$4,443	$5,017	$—	$9,460
Accounts receivable, less allowance for doubtful accounts	—	58,640	42,677	—	101,317
Inventories, net	—	77,010	29,923	—	106,933
Income taxes receivable	—	312	435	—	747
Deferred income taxes	—	794	115	—	909
Other current assets	—	4,642	1,555	—	6,197
Total current assets	—	145,841	79,722	—	225,563
Property, plant and equipment, net	—	63,742	67,519	—	131,261
Amounts due from affiliates	—	219,410	20,876	(240,286)	—
Goodwill	—	81,359	120,593	—	201,952
Customer relationships, net	—	27,079	17,163	—	44,242
Other intangible assets, net	—	7,223	—	—	7,223
Investment in consolidated subsidiaries	(92,155)	6,528	—	85,627	—
Deferred income taxes	—	—	98	—	98
Other assets	—	7,198	2,106	—	9,304
Total assets	$(92,155)	$558,380	$308,077	$(154,659)	$619,643
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$43,817	$26,549	$—	$70,366
Accrued expenses and other current liabilities	16	15,711	14,389	—	30,116
Accrued interest payable	—	21,714	—	—	21,714
Current portion of long-term debt	—	—	1,836	—	1,836
Deferred income taxes	—	—	868	—	868
Total current liabilities	16	81,242	43,642	—	124,900
Long-term debt	—	536,525	—	—	536,525
Amounts due to affiliates	5,173	8,900	226,213	(240,286)	—
Deferred income taxes	—	12,054	7,412	—	19,466
Other liabilities	—	11,814	24,282	—	36,096
Total liabilities	5,189	650,535	301,549	(240,286)	716,987
Shareholders’ (deficit) equity:
Common stock	195	—	21	(21)	195
Additional paid-in capital	724,109	661,216	199,452	(860,668)	724,109
Accumulated loss	(832,268)	(763,991)	(207,470)	971,461	(832,268)
Accumulated other comprehensive income	10,620	10,620	14,525	(25,145)	10,620
Total shareholders’ (deficit) equity	(97,344)	(92,155)	6,528	85,627	(97,344)
Total liabilities and shareholders’ (deficit) equity	$(92,155)	$558,380	$308,077	$(154,659)	$619,643

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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 27, 2013
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net sales	$—	$165,866	$64,365	$(2,396)	$227,835
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	—	137,171	54,017	(2,396)	188,792
Selling and general (excluding depreciation and amortization)	325	13,686	6,376	—	20,387
Depreciation and amortization	—	5,579	2,935	—	8,514
Other operating charges	—	155	1,300	—	1,455
Income (loss) from operations	(325)	9,275	(263)	—	8,687
Equity in earnings of subsidiaries	16,584	(4,171)	—	(12,413)	—
Interest expense	—	(13,528)	(277)	—	(13,805)
Intercompany income (loss), net	—	4,478	(4,478)	—	—
Other income (loss), net	—	8,313	(18)	—	8,295
Income (loss) before income taxes	16,259	4,367	(5,036)	(12,413)	3,177
Benefit from income taxes	—	(12,217)	(865)	—	(13,082)
Net income (loss)	$16,259	$16,584	$(4,171)	$(12,413)	$16,259

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 27, 2013
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net income (loss)	$16,259	$16,584	$(4,171)	$(12,413)	$16,259
Other comprehensive income (loss):
Foreign currency translation adjustment	(89)	(89)	(89)	178	(89)
Defined benefit pension plan adjustments, net of tax	81	81	8	(89)	81
Total comprehensive income (loss)	$16,251	$16,576	$(4,252)	$(12,324)	$16,251

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2012
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net sales	$—	$154,293	$67,987	$(3,107)	$219,173
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	—	128,191	57,473	(3,107)	182,557
Selling and general (excluding depreciation and amortization)	150	13,487	6,866	—	20,503
Depreciation and amortization	—	5,595	3,029	—	8,624
Other operating charges	—	635	205	—	840
Multiemployer pension withdrawal expense	—	39	—	—	39
Income (loss) from operations	(150)	6,346	414	—	6,610
Equity in earnings of subsidiaries	(1,025)	(2,055)	—	3,080	—
Interest expense	—	(13,141)	(253)	—	(13,394)
Intercompany income (loss), net	—	4,189	(4,189)	—	—
Other income, net	—	3,492	2	—	3,494
Loss before income taxes	(1,175)	(1,169)	(4,026)	3,080	(3,290)
Benefit from income taxes	—	(144)	(1,971)	—	(2,115)
Net loss	$(1,175)	$(1,025)	$(2,055)	$3,080	$(1,175)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 28, 2012
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net loss	$(1,175)	$(1,025)	$(2,055)	$3,080	$(1,175)
Other comprehensive (loss) income:
Foreign currency translation adjustment	26	26	26	(52)	26
Defined benefit pension plan adjustments, net of tax	86	86	24	(110)	86
Total comprehensive loss	$(1,063)	$(913)	$(2,005)	$2,918	$(1,063)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2013
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net sales	$—	$429,300	$206,908	$(5,967)	$630,241
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	—	361,266	173,124	(5,967)	528,423
Selling and general (excluding depreciation and amortization)	513	40,416	18,838	—	59,767
Depreciation and amortization	—	16,712	8,845	—	25,557
Other operating charges	—	821	4,534	—	5,355
Income (loss) from operations	(513)	10,085	1,567	—	11,139
Equity in earnings of subsidiaries	(12,900)	(11,619)	—	24,519	—
Interest expense	—	(40,384)	(873)	—	(41,257)
Intercompany income (loss), net	—	13,158	(13,158)	—	—
Other income (loss), net	—	4,891	(830)	—	4,061
Loss before income taxes	(13,413)	(23,869)	(13,294)	24,519	(26,057)
Benefit from income taxes	—	(10,969)	(1,675)	—	(12,644)
Net loss	$(13,413)	$(12,900)	$(11,619)	$24,519	$(13,413)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2013
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net loss	$(13,413)	$(12,900)	$(11,619)	$24,519	$(13,413)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(431)	(431)	(431)	862	(431)
Defined benefit pension plan adjustments, net of tax	246	246	29	(275)	246
Total comprehensive loss	$(13,598)	$(13,085)	$(12,021)	$25,106	$(13,598)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2012
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net sales	$—	$429,610	$219,675	$(7,637)	$641,648
Costs and expenses:
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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2012
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net loss	$(24,887)	$(24,440)	$(6,145)	$30,585	$(24,887)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(176)	(176)	112	64	(176)
Defined benefit pension plan adjustments, net of tax	256	256	70	(326)	256
Total comprehensive loss	$(24,807)	$(24,360)	$(5,963)	$30,323	$(24,807)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2013
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net cash used in operating activities	$—	$(10,148)	$(6,588)	$—	$(16,736)
Cash flows from investing activities:
Proceeds from sale of assets	—	266	2,022	—	2,288
Capital expenditures	—	(4,379)	(2,976)	—	(7,355)
Net cash used in investing activities	—	(4,113)	(954)	—	(5,067)
Cash flows from financing activities:
Net borrowings on ABL Credit Facility	—	19,514	—	—	19,514
Net borrowings on Dutch Revolving Credit Facility	—	—	1,836	—	1,836
Debt issuance costs	—	(175)	—	—	(175)
Due (to) from affiliates	—	(2,209)	2,209	—	—
Net cash provided by financing activities	—	17,130	4,045	—	21,175
Effect of exchange rate changes on cash	—	—	64	—	64
Net (decrease) increase in cash and cash equivalents	—	2,869	(3,433)	—	(564)
Cash and cash equivalents at beginning of period	—	1,574	8,450	—	10,024
Cash and cash equivalents at end of period	$—	$4,443	$5,017	$—	$9,460

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 28, 2012
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net cash (used in) provided by operating activities	$—	$(8,362)	$3,737	$—	$(4,625)
Cash flows from investing activities:
Proceeds from sale of assets	—	1,287	2	—	1,289
Capital expenditures	—	(2,688)	(1,898)	—	(4,586)
Purchase of a business, net of cash acquired	—	(6,446)	—	—	(6,446)
Net cash used in investing activities	—	(7,847)	(1,896)	—	(9,743)
Cash flows from financing activities:
Net borrowings on ABL Credit Facility	—	7,113	—	—	7,113
Due from (to) affiliates	—	4,970	(4,970)	—	—
Debt issuance costs	—	—	(59)	—	(59)
Changes in cash overdraft	—	3,467	—	—	3,467
Net cash provided by (used in) financing activities	—	15,550	(5,029)	—	10,521
Effect of exchange rate changes on cash	—	—	(690)	—	(690)
Net decrease in cash and cash equivalents	—	(659)	(3,878)	—	(4,537)
Cash and cash equivalents at beginning of period	—	962	13,365	—	14,327
Cash and cash equivalents at end of period	$—	$303	$9,487	$—	$9,790

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words "believe," "expect," "anticipate," "intend," "estimate" and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, the costs of operating as a public company, our capital programs and environmental expenditures. These statements involve known and unknown risks, uncertainties and other factors, including the factors described under "Item 1A. Risk Factors" in our Annual Report on Form 10-K, that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

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

Three months ended September 27, 2013 Compared to the Three months ended September 28, 2012.
The following table sets forth net sales and income (loss) from operations data by segment for the three months ended September 27, 2013 and September 28, 2012:

	Net Sales			Income (Loss) from Operations
	Three Months Ended			Three Months Ended
	September 27, 2013	September 28, 2012	Increase (Decrease)	September 27, 2013	September 28, 2012	Increase (Decrease)
	(in millions)
U.S. Residential Products	$87.5	$77.5	12.9%	$9.3	$7.5	24.0%
U.S. Commercial Products	80.7	79.3	1.8%	2.3	1.7	35.3%
European Roll Coated Aluminum	45.7	48.6	(6.0)%	1.8	2.1	(14.3)%
European Engineered Products	13.9	13.8	0.7%	(1.6)	(1.5)	(6.7)%
Other Non-Allocated	—	—	—	(3.1)	(3.2)	3.1%
Totals	$227.8	$219.2	3.9%	$8.7	$6.6	31.8%
Net Sales. Net sales include revenue recognized from the sales of our products less provisions for returns, allowances, rebates and discounts. Our net sales increased $8.6 million, or 3.9%, to $227.8 million in the third quarter of 2013 compared to $219.2 million in the third quarter of 2012. Net sales growth for the third quarter of 2013 was primarily driven by increased demand in our U.S. Residential Products segment and modest net sales improvements in our U.S. Commercial Products segment. These increases were offset by declining demand in our European Roll Coated Aluminum segment due to continuing economic uncertainty throughout Europe. Foreign currency translation resulted in an approximate $1.9 million increase in net sales during the quarter primarily as a result of the strengthening of the euro against the U.S. dollar .
Total net sales for our U.S. segments increased $11.4 million, or 7.3%, to $168.2 million in the third quarter of 2013 compared to $156.8 million in the third quarter of 2012.
Net sales of our U.S. Residential Products segment increased $10.0 million, or 12.9%, to $87.5 million in the third quarter of 2013 compared to $77.5 million in the third quarter of 2012. Demand for our roof drainage and roofing accessory products in both the home center and distributor markets increased during the third quarter of 2013. Sales volumes for these products benefited from favorable weather conditions in the third quarter compared to the severe drought conditions experienced in the prior year quarter. Demand from contractors for our vinyl window and patio offerings also increased during the third quarter of 2013 driven by broader improvements in the residential repair and remodel sector.
Net sales of our U.S. Commercial Products segment increased $1.4 million, or 1.8%, to $80.7 million in the third quarter of 2013 compared to $79.3 million in the third quarter of 2012. Higher net sales resulted from an increase in architectural projects over the prior year period and from higher demand from OEM's in the transportation market. These increases were partially offset by a decline in demand from OEM's for specialty coated aluminum coils.
Total net sales for our European segments declined $2.8 million, or 4.5%, to $59.6 million in the third quarter of 2013 compared to $62.4 million in the third quarter of 2012. Foreign currency translation resulted in an approximate $1.9 million increase in net sales during the quarter primarily as a result of the strengthening of the euro against the U.S. dollar.
Net sales of our European Roll Coated Aluminum segment declined $2.9 million, or 6.0%, to $45.7 million in the third quarter of 2013 compared to $48.6 million in the third quarter of 2012. Net sales declines resulted from lower demand for specialty coated coil and panels used in architectural and industrial projects in Western Europe and from OEMs in the RV market. Demand in these markets has been negatively impacted by continuing economic uncertainty and reduced consumer confidence. These net sales declines were partially offset by higher demand from OEMs in the transportation market and from ongoing business development initiatives in emerging markets. Foreign currency translation also resulted in higher net sales of approximately $1.7 million compared to the third quarter of 2012 primarily as a result of the strengthening of the euro against the U.S. dollar.

Net sales of our European Engineered Products segment increased $0.1 million, or 0.7%, to $13.9 million in the third quarter of 2013 compared to $13.8 million in the third quarter of 2012. Strengthening of foreign currencies, primarily the euro against the U.S. dollar, resulted in higher net sales of approximately $0.2 million compared to the third quarter of 2012. Foreign currency improvements were partially offset by lower demand for residential windows, doors and shower enclosures sold to distributors and home improvement retailers in the UK.
Cost of Goods Sold. Cost of goods sold includes the cost of raw materials, manufacturing labor, packaging, utilities, freight, maintenance and other elements of manufacturing overhead. Cost of goods sold increased $6.2 million, or 3.4%, to $188.8 million in the third quarter of 2013 compared to $182.6 million in the third quarter of 2012. The increase in cost of goods sold is primarily related to volume increases in both our U.S. Residential and Commercial Products segments. These increases were partially offset by declines in cost of goods sold as a result of lower demand in our European Roll Coated Aluminum segment. Foreign currency translation also resulted in higher cost of goods sold of approximately $1.5 million as a result of the strengthening of the euro and British pound sterling against the U.S. dollar.
Selling and General. Selling and general expenses include salaries, benefits, incentive compensation, insurance, travel and entertainment and other administrative costs. Selling and general expenses declined $0.1 million, or 0.5%, to $20.4 million in the third quarter of 2013 compared to $20.5 million in the third quarter of 2012. Foreign currency translation did not have a material impact on selling and general costs during the quarter.
Depreciation and Amortization. Depreciation and amortization declined $0.1 million, or 1.2%, to $8.5 million in the third quarter of 2013 compared to $8.6 million in the third quarter of 2012.
Other Operating Charges. Other operating charges are comprised of restructuring initiatives, facility closures, acquisition related costs and other operational initiatives. Other operating charges of $1.5 million in the third quarter of 2013 increased $0.7 million compared to $0.8 million in the third quarter of 2012.
In the third quarter of 2013, other operating charges of approximately $1.5 million are primarily comprised of ongoing restructuring and relocation initiatives in the European Engineered Products segment, including approximately $0.8 million of severance and relocation costs associated with the relocation from multiple plant facilities in the UK into one operating location and $0.2 million of severance costs for various social programs in France. The remaining $0.5 million of other operating charges were comprised primarily of severance and relocation costs related to various organizational initiatives in our European Roll Coated Aluminum segment and in the U.S. to reduce operating costs and improve efficiencies.
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
Income (Loss) from Operations. As a result of the aforementioned items, our income from operations increased $2.1 million, to $8.7 million in the third quarter of 2013 compared to $6.6 million for the third quarter of 2012.
Income from operations of our U.S. Residential Products segment increased $1.8 million to $9.3 million for the third quarter of 2013 compared to $7.5 million for the third quarter of 2012. This increase is primarily related to higher sales volumes as a result of increased demand in the current quarter.
Income from operations of our U.S. Commercial Products segment increased $0.6 million to $2.3 million for the third quarter of 2013 compared to $1.7 million in the third quarter of 2012. This increase is primarily the result of higher net sales volumes compared to the third quarter of 2012.
Income from operations of our European Roll Coated Aluminum segment declined $0.3 million to $1.8 million in the third quarter of 2013 compared to $2.1 million in the third quarter of 2012. Income from operations included approximately $0.3 million of other operating charges incurred during the quarter primarily related to organizational initiatives to optimize the Company's operating structure. Excluding other operating charges, income from operations for this segment remained flat over the prior year quarter despite the decline in net sales.

Loss from operations of our European Engineered Products segment declined $0.1 million to a loss of $1.6 million for the third quarter of 2013 compared to a loss of $1.5 million in the third quarter of 2012. The decline was primarily due to $1.0 million of other operating charges in the current quarter related to relocation and severance costs compared to approximately $0.2 million of other operating charges in the third quarter of 2012. Excluding the impact of these other operating charges, loss from operations improved $0.7 million over the prior year quarter despite an overall decline in sales volume. This improvement in income from operations reflects organizational initiatives to streamline operations and improve efficiency and reflects a focus on customer and product profitability initiatives.
Interest Expense. Interest expense for third quarter of 2013 and for the third quarter of 2012 totaled approximately $13.8 million and $13.4 million, respectively. Interest expense is primarily comprised of interest on our Senior Secured Notes, Senior Unsecured Loan Facility, ABL Credit Facility, and Dutch Revolving Credit Facility.
Other Income, Net. Other income, net includes translation gains and losses on intercompany obligations, gains and losses on asset disposals, interest income and other income or expense items of a non-operating nature.
Other income, net in the third quarter of 2013 of $8.3 million consisted primarily of translation gains on intercompany obligations due to the strengthening of the euro compared to the U.S. dollar totaling $8.9 million, which were offset by losses of approximately $0.3 million on forward foreign currency contracts and $0.2 million in various legal settlements.
Other income, net in the third quarter of 2012 of $3.5 million consisted primarily of translation gains on intercompany obligations due to the strengthening of the euro compared to the U.S. dollar totaling $3.8 million, which were partially offset by losses of approximately $0.2 million on forward foreign currency contracts.
Benefit from Income Taxes. We reported an income tax benefit of $13.1 million for the third quarter of 2013 compared to a benefit of $2.1 million for the third quarter of 2012. Benefit from income taxes during the third quarter included income of approximately $12.4 million related to the reversal of a reserve for an uncertain tax position taken in a prior period as a result of the expiration of the statute of limitations. The income recognized in the quarter included recognition of approximately $9.0 million in previously unrecognized tax benefits and an additional $3.4 million related to the reversal of accrued interest and penalties associated with the position. Our effective tax rates were a benefit of 411.8% for the three months ended September 27, 2013 and a benefit of 64.3% for the three months ended September 28, 2012.
The effective rate for the third quarter of 2013 differed from the U.S. statutory rate primarily due to the reversal of an uncertain tax position in the U.S. as a result of the expiration of statute of limitations. Other factors impacting the effective rate include lower tax rates of our foreign operations as compared to the U.S. federal rates, and recognition of valuation allowances related to net losses in the UK and for U.S. federal and state net operating losses.
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
Net Income (Loss). Our net income was $16.3 million for the third quarter of 2013 compared to a net loss of $1.2 million for the third quarter of 2012.

Nine months ended September 27, 2013 Compared to the Nine months ended September 28, 2012.
The following table sets forth net sales and income (loss) from operations data by segment for the nine months ended September 27, 2013 and September 28, 2012:

	Net Sales			Income (Loss) from Operations
	Nine months ended			Nine months ended
	September 27, 2013	September 28, 2012	Increase (Decrease)	September 27, 2013	September 28, 2012	Increase (Decrease)
	(in millions)
U.S. Residential Products	$226.2	$214.6	5.4%	$18.9	$18.3	3.3%
U.S. Commercial Products	209.2	222.3	(5.9)%	(1.8)	0.1	N/M
European Roll Coated Aluminum	145.2	152.0	(4.5)%	7.4	8.0	(7.5)%
European Engineered Products	49.6	52.7	(5.9)%	(5.1)	(2.3)	(121.7)%
Other Non-Allocated	—	—	—	(8.3)	(9.7)	14.4%
Totals	$630.2	$641.6	(1.8)%	$11.1	$14.4	(22.9)%
Net Sales. Net sales include revenue recognized from the sales of our products less provisions for returns, allowances, rebates and discounts. Our net sales declined $11.4 million, or 1.8%, to $630.2 million in the first nine months of 2013 compared to $641.6 million in the first nine months of 2012. Demand in our U.S. Commercial Products segment for the first nine months of 2013 was negatively impacted by continuing economic uncertainty in the non-residential construction markets, while net sales in our U.S. Residential Products segment increased over the prior year, driven by a significant increase in demand during the second and third quarters of 2013. Net sales for our European operating segments continue to be negatively impacted by economic uncertainty and reduced consumer confidence primarily in the RV and transportation end markets we serve. Demand for architectural and industrial projects in our European segments increased modestly despite market challenges in Western Europe, as a result of ongoing business development initiatives in emerging markets. Foreign currency translation resulted in an approximate $2.1 million increase in net sales during the nine months ended September 27, 2013 primarily as a result of the strengthening of the euro against the U.S. dollar.
Total net sales for our U.S. segments declined $1.5 million, or 0.3%, to $435.4 million in the first nine months of 2013 compared to $436.9 million in the first nine months of 2012.
Net sales of our U.S. Residential Products segment increased $11.6 million, or 5.4%, to $226.2 million in the first nine months of 2013 compared to $214.6 million in the first nine months of 2012. Demand for our roof drainage and roofing accessory products benefited from favorable weather conditions during the second and third quarters of 2013 compared to significant drought conditions experienced in the prior year period. Sales of our patio covers and vinyl window products also improved approximately16.0% over the prior year driven by broader economic improvements in the residential repair and remodel sector.
Net sales of our U.S. Commercial Products segment declined $13.1 million, or 5.9%, to $209.2 million in the first nine months of 2013 compared to $222.3 million in the first nine months of 2012. We believe that net sales declines were primarily the result of lower demand from contractors, builders and lumber yards in the post frame construction market combined with lower sales prices as a result of lower metal raw material costs. Demand in the first quarter of 2013 was negatively impacted by excessive snow fall and extreme weather conditions throughout many of our core sales territories in the United States. Lower demand continued in the second and third quarters as a result of continuing economic uncertainty in the non-residential construction markets.
Total net sales for our European segments declined $9.9 million, or 4.8%, to $194.8 million in the first nine months of 2013 compared to $204.7 million in the first nine months of 2012. Foreign currency translation resulted in an approximate $2.1 million increase in net sales during the nine months ended September 27, 2013 as a result of the strengthening of the euro against the U.S. dollar.

Net sales of our European Roll Coated Aluminum segment declined $6.8 million, or 4.5%, to $145.2 million in the first nine months of 2013 compared to $152.0 million in the first nine months of 2012. The decline in net sales was primarily due to lower demand for specialty coated coil and panels sold to OEMs in the RV and transportation industries. Demand in these markets has been negatively impacted by the continuing economic crisis in Europe which has resulted in economic uncertainty and lower consumer confidence. Demand for specialty coated aluminum coils and panels used in architectural and industrial applications increased modestly over the prior year, despite the economic challenges in Western Europe, as a result of successful business development initiatives in emerging markets. Foreign currency translation resulted in higher net sales of approximately $2.1 million compared to the prior year period as a result of the strengthening of the euro against the U.S. dollar.
Net sales of our European Engineered Products segment declined $3.1 million, or 5.9%, to $49.6 million in the first nine months of 2013 compared to $52.7 million in the first nine months of 2012. Demand in this segment has been negatively impacted by the continuing economic crisis in Europe. Specifically, declines in net sales were primarily the result of lower demand for engineered components sold to suppliers in the transportation market and lower demand for residential windows, doors and shower enclosures sold to distributors and home improvement retailers in the UK. Sales declines in these markets were partially offset by increased demand for factory built holiday homes in the UK primarily as a result of increased production at a significant holiday home manufacturer.
Cost of Goods Sold. Cost of goods sold includes the cost of raw materials, manufacturing labor, packaging, utilities, freight, maintenance and other elements of manufacturing overhead. Cost of goods sold declined $5.9 million, or 1.1%, to $528.4 million in the first nine months of 2013 compared to $534.3 million in the first nine months of 2012. The decline in cost of goods sold is primarily related to volume declines in both our U.S. Commercial Products segment and European operating segments. Cost of goods sold also decreased as a result of lower metal raw material costs primarily in our U.S. Commercial Products segment in the current year compared to the prior year. Foreign currency translation resulted in higher cost of goods sold of approximately $1.8 million as a result of the strengthening of the euro against the U.S. dollar.
Selling and General. Selling and general expenses include salaries, benefits, incentive compensation, insurance, travel and entertainment and other administrative costs. Selling and general expenses declined $4.6 million, or 7.1%, to $59.8 million in the first nine months of 2013 compared to $64.4 million in the first nine months of 2012. Overall declines in sales volumes combined with restructuring and organizational initiatives in both North America and Europe resulted in an overall reduction in selling and general and other administrative costs. These initiatives, while undertaken in response to continued relative softness in demand, are expected to contribute to higher levels of operating performance as markets recover. Foreign currency translation did not have a significant impact on selling and general costs during the nine months ended September 27, 2013.
Depreciation and Amortization. Depreciation and amortization declined $0.3 million, or 1.2%, to $25.6 million in the first nine months of 2013 compared to $25.9 million in the first nine months of 2012.
Other Operating Charges. Other operating charges are comprised of restructuring initiatives, facility closures, acquisition related costs and other operational initiatives. Other operating charges of $5.4 million in the first nine months of 2013 increased $2.8 million compared to $2.6 million in the first nine months of 2012.
In the first nine months of 2013, other operating charges of approximately $5.4 million are primarily comprised of restructuring and relocation initiatives in the European Engineered Products segment including a $1.6 million loss related to the sale of land and buildings and $2.0 million of severance, relocation and other restructuring charges related to the relocation from multiple plant facilities in the UK into one operating location, and $0.5 million of severance costs for various social programs in France. The remaining other operating charges in the first nine months of 2013 were comprised of $1.3 million in severance and relocation costs in both the U.S. and Europe related to various organizational initiatives to reduce operating costs and improve efficiencies.
In the first nine months of 2012, other operating charges of approximately $2.6 million included $1.7 million related to cost savings initiatives and restructuring activities in our European and U.S. segments, $0.7 million of legal and professional fees related to the Company's North American reorganization, and $0.2 million of costs related to the acquisition of Cleveland Tubing, Inc in the third quarter of 2012.
Income (Loss) from Operations. As a result of the aforementioned items, our income from operations declined $3.3 million, to $11.1 million in the first nine months of 2013 compared to $14.4 million for the first nine months of 2012.

Income from operations of our U.S. Residential Products segment increased $0.6 million to $18.9 million for the first nine months of 2013 compared to $18.3 million for the first nine months of 2012. This increase is primarily related to higher sales volumes in the current year.
Income (loss) from operations of our U.S. Commercial Products segment declined $1.9 million to a loss of $1.8 million for the first nine months of 2013 compared to income of $0.1 million in the first nine months of 2012. This decrease is primarily the result of lower sales volumes in the first nine months of 2013.
Income from operations of our European Roll Coated Aluminum segment declined $0.6 million to $7.4 million in the first nine months of 2013 compared to $8.0 million in the first nine months of 2012. The decrease in income from operations is primarily the result of lower sales volumes compared to the prior year period.
Loss from operations of our European Engineered Products segment declined $2.8 million to a loss of $5.1 million for the first nine months of 2013 compared to a loss of $2.3 million in the first nine months of 2012. The decline was primarily due to $4.0 million of other operating charges related to relocation and restructuring activities in the UK and France compared to approximately $0.4 million of other operating charges in the prior year. Excluding the impact of other operating charges, loss from operations improved $0.8 million over the prior year quarter as a result of organizational initiatives to streamline operations and improve efficiency and due to a focus on customer and product profitability initiatives.
Interest Expense. Interest expense for the first nine months of 2013 and for the first nine months of 2012 totaled approximately $41.3 million and $40.8 million, respectively. Interest expense is primarily comprised of interest on our Senior Secured Notes, Senior Unsecured Loan Facility, ABL Credit Facility, and Dutch Revolving Credit Facility.
Other Income, Net. Other income, net includes translation gains and losses on intercompany obligations, gains and losses on asset disposals, interest income and other income or expense items of a non-operating nature.
Other income, net in the first nine months of 2013 of $4.1 million consisted primarily of translation gains on intercompany obligations due to the strengthening of the euro compared to the U.S. dollar totaling $4.1 million. Additionally, net gains of $0.2 million as a result of various legal settlements were offset by losses on forward foreign currency contracts of $0.2 million.
Other income, net in the first nine months of 2012 of $0.7 million consisted primarily of a $0.5 million gain on the sale of assets associated with the decision to exit our U.S. RV door product line in the Commercial Products segment and $0.3 million of translation gains on intercompany obligations due to the strengthening of the euro compared to the U.S. dollar offset by a $0.1 million loss on forward foreign currency contracts.
Benefit from Income Taxes. We reported an income tax benefit of $12.6 million for the first nine months of 2013 compared to a benefit of $0.8 million for the first nine months of 2012. Benefit from income taxes during the first nine months of 2013 included income of approximately $12.4 million related to the reversal of a reserve for an uncertain tax position taken in a prior period as a result of the expiration of the statute of limitations. The income recognized in the quarter included recognition of approximately $9.0 million in previously unrecognized tax benefits and an additional $3.4 million related to the reversal of accrued interest and penalties associated with the position. Our effective tax rates were a benefit of 48.5% for the nine months ended September 27, 2013 and a benefit of 3.3% for the nine months ended September 28, 2012.
The effective rate for the first nine months of 2013 differed from the U.S. statutory rate primarily due to the reversal of an uncertain tax position in the U.S. as a result of the expiration of statute of limitations. Other factors impacting the effective rate include state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, and recognition of valuation allowances related to net losses in the UK and for U.S. federal and state net operating losses.
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
Net Loss. Our net loss was $13.4 million for the first nine months of 2013 compared to a net loss of $24.9 million for the first nine months of 2012.
Liquidity and Capital Resources
Our principal sources of liquidity are from cash and cash equivalents, cash from operations and borrowings under our ABL Credit Facility and Dutch Revolving Credit Facility. As of September 27, 2013, we had cash and cash equivalents of $9.5 million. Net cash used in operating activities was $16.7 million for the nine months ended September 27, 2013 compared to net cash used in operating activities of $4.6 million for the nine months ended September 28, 2012. As of September 27, 2013, we had $38.0 million outstanding and availability of $31.1 million under our ABL Credit Facility and $1.8 million outstanding and availability of $18.4 million on our Dutch Revolving Credit Facility.
Our ability to make debt service payments, refinance our indebtedness, maintain capital assets and satisfy our other capital and commercial commitments will depend on our ability to generate cash flow in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors. While these factors are beyond our control, we frequently invest sources of liquidity with the intent of improving our ability to generate future cash flow. Such investments have, and may in the future, include product development initiatives, restructuring and growth oriented capital expenditures, and business acquisitions. We believe our September 27, 2013 cash levels, together with our cash from operations and borrowings under our revolving credit facilities will be adequate to fund our cash requirements based on our current level of operations for at least the next twelve months.
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

The Indenture contains restrictive covenants that limit, among other things, the ability of Euramax and certain of its subsidiaries to incur additional indebtedness, pay dividends and make certain distributions, make other restricted payments, make investments, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates, in each case, subject to exclusions, and other customary covenants. These limitations also limit Euramax's ability to transfer cash or assets to Euramax Holdings, whether by dividend, loan, or otherwise. The Indenture also contains customary events of default. If Euramax undergoes a change of control (as defined in the Indenture), Euramax will be required to make an offer to repurchase the notes at 101% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption.
Senior Unsecured Loan Facility
In March 2011, Euramax Holdings, Euramax, and certain of its domestic subsidiaries entered into the Senior Unsecured Loan Facility with investment funds affiliated with Highland Capital Management, L.P. and Levine Leichtman Capital Partners, as lenders. The Senior Unsecured Loan Facility was issued at 98% of par on March 18, 2011 and matures on October 1, 2016. The difference between the consideration received and the aggregate face amount of the Senior Unsecured Loan Facility ($1.5 million) is being amortized and recorded in interest expense using the effective interest rate method over the term of the Senior Unsecured Loan Facility. The Senior Unsecured Loan Facility bears interest at 12.25% per year in the event no election is made to pay interest in kind (PIK), and 14.25% (7.875% cash pay and 6.375% PIK) per annum in the event a PIK election is made. Euramax may make a PIK election for up to six quarters during the term of the Senior Unsecured Loan Facility. The interest rate on outstanding borrowings under the Senior Unsecured Loan Facility at September 27, 2013 was 12.25%, as Euramax has not made a PIK election.
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
Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus an applicable margin or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Regions Bank as its “prime rate” for commercial loans, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR plus 1.00%, plus an applicable margin. The applicable margin is dependent upon the type of borrowings Euramax has made under the ABL Credit Facility. At September 27, 2013, the applicable margins were 2.50% and 1.50% for LIBOR and Base Rate borrowings, respectively. The applicable margins are subject to Euramax's corporate credit rating as determined from time to time by Standard and Poor’s and Moody’s Investors Service and range from 2.00% to 2.75% for LIBOR borrowings and 1.00% to 1.75% for Base Rate borrowings. The ABL Credit Facility requires Euramax to pay a commitment fee ranging from 0.375% to 0.5%, based on the unutilized commitments. Euramax is also required to pay customary letter of credit fees, including, without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.
All obligations under the ABL Credit Facility are unconditionally guaranteed by Euramax Holdings, Euramax, and Amerimax Richmond Company, a 100% wholly owned domestic subsidiary of Euramax, and any future direct and indirect, wholly-owned domestic restricted subsidiaries which are not borrowers. All obligations under the ABL Credit Facility and the guarantees of those obligations are secured, subject to certain exceptions, by a first‑priority security interest in Euramax’s and the guarantors’ inventory and accounts receivable and related assets, which we refer to as the ABL Collateral, and a junior‑priority security interest in (i) substantially all of Euramax’s and the guarantors’ assets (other than inventory and accounts receivable and related assets, which assets secure our ABL Credit Facility on a first priority basis) and (ii) all of Euramax’s capital stock and the capital stock of each material domestic restricted subsidiary owned by Euramax or a guarantor and 65% of the voting capital stock and 100% of any non-voting capital stock of foreign restricted subsidiaries directly owned by Euramax or a guarantor, which we refer to collectively as the Notes Collateral. The security interests are granted in accordance with the Amended and Restated Pledge and Security Agreement dated March 18, 2011, by and among Euramax, the other guarantors party thereto and Regions Bank as Agent.
The ABL Credit Facility contains affirmative and negative covenants customary for this type of financing, including, but not limited to certain financial covenants in the event excess availability is less than 12.5% of the lesser of the aggregate amount of commitments outstanding at such time and the borrowing base. If excess availability falls below the 12.5% threshold, Euramax would be required to meet, for the period from the amendment date to November 30, 2013, a Minimum Consolidated Adjusted EBITDA of $55 million for the immediately preceding twelve month period. After November 30, 2013, Euramax would be required to meet a Minimum Consolidated Fixed Charge Coverage Ratio of at least 1.15 to 1.00 if excess availability falls below 12.5%. As of September 27, 2013, excess availability exceeded 12.5% of the borrowing base; therefore, Euramax was not required to meet the Minimum Consolidated Adjusted EBITDA or Minimum Consolidated Fixed Charge Coverage Ratio. Additionally, restrictive covenants limit the ability of Euramax and certain of its subsidiaries to incur liens, incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, consolidate, merge or sell all or substantially all of their assets, pay dividends or make other distributions, make certain loans and investments, amend or otherwise alter the terms of documents related to certain of their indebtedness, enter into transactions with affiliates and prepay certain indebtedness, in each case, subject to exclusions, and other customary covenants.

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
The provisions of the ABL Credit Facility only require Euramax to meet the Minimum Consolidated Adjusted EBITDA or Minimum Fixed Charge Coverage Ratio under the ABL Credit Facility when excess availability is less than 12.5%. As of September 27, 2013, because excess availability under the ABL Credit Facility exceeded 12.5% of the borrowing base, Euramax was not required to meet the Minimum Consolidated Adjusted EBITDA or Minimum Consolidated Fixed Charge Coverage Ratio under the ABL Credit Facility. The Company does not expect excess availability to fall below 12.5% during the next twelve months.

Cash Flows
The following table summarizes our cash flows for the nine months ended September 27, 2013 and September 28, 2012:

	Nine months ended
	September 27, 2013	September 28, 2012
	(in thousands)
Net cash used in operating activities	$(16,736)	$(4,625)
Net cash used in investing activities	(5,067)	(9,743)
Net cash provided by financing activities	21,175	10,521
Effect of exchange rate changes on cash	64	(690)
Net decrease in cash and cash equivalents	$(564)	$(4,537)
Nine months ended September 27, 2013 Compared to the Nine months ended September 28, 2012.
Operating Activities. Cash used in operating activities in the first nine months of 2013 was approximately $16.7 million compared to cash used in operating activities of $4.6 million for the first nine months of 2012, a decrease in cash flow of $12.1 million. Cash flow from operations included interest payments totaling $26.4 million and $30.1 million for the nine month periods ended September 27, 2013 and September 28, 2012, respectively. The decline in operating cash flow over the prior year is primarily driven by increases in working capital compared to September 28, 2012. The increased investment in working capital reflects increased demand in the third quarter of 2013 compared to the prior year quarter. Increases in working capital items in the first nine months of 2013 are consistent with the seasonality of our business and are necessary to support net sales growth.
Investing Activities. Cash used in investing activities in the first nine months of 2013 was $5.1 million. Capital expenditures of $7.4 million were offset by proceeds from asset sales of approximately $2.3 million in the first nine months of 2013. The proceeds from the sale of assets included $2.0 million related to the sale of land and buildings in our European Engineered Products segment.
Cash used in investing activities in the first nine months of 2012 was $9.7 million. The purchase of Cleveland Tubing, Inc, net of cash for $6.4 million and capital expenditures of $4.6 million were offset by $1.3 million of proceeds from the sale of assets in the first nine months of 2012.
Financing Activities. Cash provided by financing activities during the first nine months of 2013 was $21.2 million and consisted primarily of net borrowings on our ABL Credit Facility totaling $19.5 million and net borrowings on our Dutch Revolving Credit Facility totaling $1.8 million. Net cash provided by these borrowings was partially offset by $0.2 million of debt issuance costs related to the amendment of the ABL Credit Facility.
Cash provided by financing activities during the first nine months of 2012 was $10.5 million and consisted primarily of net borrowings under the ABL Credit Facility of $7.1 million and debt issuance costs associated with the Dutch Revolving Credit Facility.
Capital Expenditures
Our capital expenditures for the first nine months of 2013 and the first nine months of 2012 were $7.4 million and $4.6 million, respectively. Capital expenditures in each period relate primarily to purchases and upgrades of coil coating, fabricating, transportation and material moving and handling equipment.

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
Our cost of goods sold is subject to inflationary pressures and price fluctuations of the raw materials we use, particularly the cost of aluminum and steel. In addition, we are party to certain leases that contain escalator clauses contingent on increases based on changes in the Consumer Price Index. We believe that inflation and deflation had a minimal impact on our overall results of operations during the nine months ended September 27, 2013 and September 28, 2012.
Working Capital Management
Working capital increased $16.7 million, or 19.9%, to $100.7 million as of September 27, 2013 from $84.0 million as of December 31, 2012. The increase in working capital is primarily attributable to seasonal increases in accounts receivable and inventory partially offset by increases in accounts payable and current borrowings on our Dutch Revolving Credit Facility. We historically experience an increase in inventory and accounts receivable during the first half of the year as many customers in our markets increase purchases in the spring and gradually decline throughout the second half of the year.
Accounts receivable of $101.3 million as of September 27, 2013 increased $27.4 million, or 37.1%, from $73.9 million as of December 31, 2012. As of September 27, 2013, days sales outstanding in accounts receivable were 40.5 days, compared to 35.5 days as of December 31, 2012. The primary reason for the increase in accounts receivable was a 23.9% increase in net sales for the two months ended September 27, 2013 compared to the two months ended December 31, 2012. Typically the majority of outstanding receivables are generated from net sales in the preceding two months.
Inventories of $106.9 million as of September 27, 2013 increased $17.6 million, or 19.7%, from $89.3 million as of December 31, 2012, primarily as a result of seasonal increases in demand. As of September 27, 2013, days sales in inventories were 51.5 days, compared to 50.3 days as of December 31, 2012.
Accounts payable of $70.4 million as of September 27, 2013 increased $14.5 million, or 25.9%, from $55.9 million as of December 31, 2012. Higher accounts payable balances reflect increasing inventory levels throughout the year to support higher demand in peak seasons.
Current portion of long-term debt totaled $1.8 million as of September 27, 2013. The Current portion of long-term debt consisted of outstanding borrowings on the Dutch Revolving Credit Facility totaling $1.8 million as of September 27, 2013 compared to no outstanding borrowings as of December 31, 2012.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles. In order to apply these principles, management must make judgments, assumptions and estimates based on the best available information at the time. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For the three months ended September 27, 2013, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 27, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in currency exchange rates (primarily the euro and British pound sterling), interest rates and commodity prices (primarily aluminum and steel). The Company has entered into forward contracts to buy or sell a quantity of currency at a predetermined price or quantity to mitigate uncertainty and volatility, and cover underlying exposure to certain payments in currencies other than the functional currency.
Foreign Currency Exchange Risk
Approximately 30.9% of our net sales for the nine months ended September 27, 2013 originated in Europe. Although our sales outside the United States are subject to exchange rate fluctuations, we do not use derivatives to manage our foreign currency exchange risks resulting from foreign sales. Changes in foreign exchange rates affect other income recorded in relation to translation gains and losses on intercompany obligations denominated in a foreign currency.
Interest Rate Risk
We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our senior secured notes and our senior unsecured loan facility. Our floating rate exposure is related to our ABL and Dutch Revolving credit facilities, which are tied to changes in the LIBOR and Euribor rates, respectively.
We had no interest rate swap contracts outstanding during the nine months ended September 27, 2013 or September 28, 2012.
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
Item 4.  Controls and Procedures
Disclosure Controls and Procedures
The Company under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (its principal executive officer) and the Chief Financial Officer (its principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2013.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 27, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1.  Legal Proceedings
From time to time, we are party to various legal proceedings arising in the ordinary course of business. The Company is not currently a party to any legal proceeding the result of which it believes could have a material adverse impact upon its business, financial position or results of operations.
Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2012; however, we have provided further quantitative disclosure in the following paragraphs regarding certain limitations on the security interests and liens of holders of the Notes.
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
In addition, the capital stock and other securities of any current and future subsidiary will be excluded from the collateral to the extent liens thereon would trigger reporting obligations under Rule 3-16 of Regulation S-X, which regulation requires separate financial statements for any subsidiary whose securities are collateral, if the book value or market value of its capital stock, whichever is greater, equals 20% or more of the principal amount of the notes secured thereby. As a result of this collateral cutback provision in the Indenture, the book value or market value of each subsidiary's capital stock that represents the security interests of the holders of the Notes is limited to $75 million, which is 20% of the outstanding principal of the $375 million Notes. The noteholders' security interest includes 65% of the capital stock of our Dutch subsidiary holding company, Euramax BV. As of December 31, 2012, the Company estimates that the book value and market value of 65% of the capital stock of Euramax BV are approximately $8.1 million and $86.1 million, respectively. Accordingly, the security interest in the capital stock of Euramax BV is automatically limited to $75 million to avoid reporting obligations under Rule 3-16 of Regulation S-X.
Euramax BV accounts for 47.1% of our consolidated assets as of December 31, 2012 and 31.5% and 7.5% of our consolidated revenues and operating income, respectively, for the year ended December 31, 2012. As the applicable value of our subsidiaries' capital stock or the outstanding principal amount of the Notes changes, the subsidiaries impacted by the collateral cutback provision may change.
The Company used both an income approach, based on a discounted cash flow analysis, and a market valuation approach, based on market multiples of publicly traded guideline companies, in order to estimate the market value of the capital stock. The discounted cash flow analysis requires various judgmental assumptions about future cash flows, growth rates, and the weighted average cost of capital, and should not be considered an indication as to what the subsidiary might sell for in a market transaction.
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

EURAMAX HOLDINGS, INC.

Date: November 8, 2013	/s/ Mary S. Cullin
Mary S. Cullin
Senior Vice President, Chief Financial Officer & Treasurer