Form 10-K
period 2013-12-31
Euramax Holdings, Inc.
filed 2014-03-28
CIK 1026743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2013, the last business day of the registrant's most recently completed second quarter, there was no established public trading market for the common stock of the registrant and therefore an aggregate market value of the registrant's common stock is not determinable.
There were 195,177 shares of the registrant’s common stock, par value $1.00 per share, issued and outstanding as of March 27, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
None

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words "believe," "expect," "anticipate," "intend," "estimate" and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include, among others, statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, the costs of operating as a public company, our capital programs and environmental expenditures. Forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under "Item 1A. Risk Factors," that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

•	the cyclical nature of the markets we serve;

•	the general level of economic activity both in North America and international markets;

•	the loss or reduction of purchases by key customers;

•	external factors which impact our key retail customers and reduce purchases of our products;

•	change in strategic direction by our key retail customers;

•	the effect of price competition in key markets and product lines;

•	margin compression associated with higher operating costs which may not be recovered through increased customer pricing;

•	consolidation of purchasing power among our customers;

•	the supply and price levels of essential raw materials, particularly aluminum and steel;

•	risks associated with the manufacturing process due to operating hazards and interruptions, including unscheduled maintenance or downtime;

•	risks associated with revenue concentration at our key home improvement retail customers;

•	risks associated with higher energy costs and the risk of disruptions in energy suppliers;

•	the adequacy of our insurance coverage;

•	our ability to effectively compete in the markets we serve;

•	increased fuel costs which could adversely impact the RV industry;

•	higher interest rates which could adversely impact the RV industry;

•	the integrity of our information systems;

•	seasonal effects on our customers' purchasing activity;

•	adverse weather conditions;

•	disruption in our supply chain or distribution of finished product;

•	our ability to adequately protect our intellectual property rights and successfully defend against third-party claims of intellectual property infringement;

•	higher fuel costs leading to increased transportation and distribution costs;

•	the effect of product liability or warranty claims against us;

•	the proliferation of low-cost competition, particularly in our core North American markets;

•	environmental, health and safety laws and regulations;

•	changes in commercial or residential building codes;

•	our significant indebtedness, and our ability to incur additional debt in the future;

•	our ability to remain compliant under the agreements governing our indebtedness;

•	our ability to refinance our indebtedness or generate sufficient cash to service all of our indebtedness;

•	restrictions under our existing or future debt agreements that limit our operations;

•	exposure to adjustments in interest rates;

•	declines in our credit and debt ratings;

•	instability in the capital and credit markets;

•	the risks of doing business in foreign countries;

•	fluctuations in foreign currency exchange rates;

•	inability to effectively reinvest in our plants, technology, equipment and new product development due to our indebtedness;

•	exposure to U.S. and foreign anti-corruption laws and economic sanctions programs;

•	state, local and non-U.S. taxes and fluctuations in our tax obligations and effective tax rate;

•	adverse effects of foreign taxation;

•	adverse changes to accounting rules or regulations;

•	the success of our acquisitions or divestitures;

•	our ability to attract and retain qualified management and key personnel, including hourly personnel;

•	labor and work stoppages;

•	the effects of inflation on our business;

•
the effects of government or regulatory activity, compliance with environmental, and occupational health and safety laws and regulations can be costly, and we have incurred and will continue to incur costs, including capital expenditures, to comply with these requirements;

•	the potential for future impairment of our goodwill or other intangible assets; and

•	global or regional catastrophic events.

You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs, forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. We caution you that the important factors referenced above may not contain all of the factors that could impair our results or that may be important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, changed circumstances or otherwise, except to the extent required by law, rule or regulation.

2

Part I

Item 1.	BUSINESS

The Company

We are a leading producer of metal and vinyl products sold to the residential repair and remodel, commercial construction and recreational vehicle (RV) markets primarily in North America and Europe. We are a leader in several niche product categories, including preformed roof-drainage products sold in the United States, metal roofing and siding for post frame construction in the United States, and aluminum siding for towable RVs in the United States and Europe.
Our customers are located predominantly throughout North America and Europe and include distributors, contractors and home improvement retailers, as well as RV, transportation and other original equipment manufacturers ("OEMs"). We have extensive in-house manufacturing and distribution capabilities for our more than 10,000 unique products and operate through a network consisting of 36 facilities, including 30 located in the United States, one in Canada and five in Europe. We have over 50 years of experience manufacturing building products and RV exterior components, including our time as a division of our former parent, Alumax, a fully integrated aluminum producer acquired by Alcoa Inc. in 1998. We have operated as an independent company since 1996 when our division was acquired in a management-led buyout.
Euramax Holdings, Inc. is a corporation originally formed in 1999 under the laws of the state of Delaware. Our headquarters and principal executive offices are located at 303 Research Drive, Suite 400, Norcross, GA 30092 and our telephone number is 770-449-7066. In this report, "Euramax Holdings," "the Company," "we," "our" and "us" refer to Euramax Holdings, Inc. and its consolidated subsidiaries, unless some other reference is indicated by the context.
Competitive Strengths
We believe that the following competitive strengths have contributed to our success and are critical to maintaining the market positions that we enjoy and achieving our plans for future growth:
Well positioned leader in niche end markets.    We maintain leading market positions in a number of niche markets. These markets include preformed roof-drainage products sold in the United States, metal roofing and siding for post frame construction in the northeast United States, aluminum siding for towable RV exteriors in the United States, aluminum siding and roofing for towable RVs in Europe, steel exterior panels for manufactured housing in the United States and vinyl windows and doors for the UK holiday home and home center markets.
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
Significant diversification across products, materials, customers, end markets and geography.    We produce and deliver over 10,000 unique products, utilizing aluminum, steel, copper, vinyl and fiberglass, through a multi-channel distribution network that serves customers across multiple end markets and geographies. Our customer base is highly diverse, with our top ten customers accounting for less than 35% and no single customer accounting for more than 14% of our total 2013 net sales. Further, our top ten customers include customers from each of our four segments. Our sales are also diversified geographically, with 69% of our 2013 net sales originating in the U.S. and Canada and the remainder originating in the UK, the Netherlands and France. We believe that this diversity has helped to mitigate the cyclicality that is experienced in some of the markets we serve, while allowing us to address profitable growth opportunities as they arise in different product lines, end markets and geographies.

Our Business Segments

We manage our business and serve our customers through reportable segments differentiated by product type, end market, and geography. Our four reportable segments are described below:
U.S. Residential Products
Our U.S. Residential Products segment utilizes aluminum, steel, copper and vinyl to produce residential roof drainage products, including preformed gutters, downspouts, elbows, soffit, drip edge, fascia, flashing, snow guards and related accessories. These products are used primarily for the repair, replacement or enhancement of residential roof drainage systems. We sell these products substantially to home improvement retailers, but also to lumber yards, distributors and contractors from manufacturing and distribution facilities throughout North America. We also produce specialty made-to-order vinyl replacement windows and aluminum patio and awning components sold primarily to home improvement contractors in the western U.S.
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
For financial information about our operating segments and geographic areas, refer to Note 15 of Notes to Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report, incorporated herein by reference. For certain risks attendant to our non-U.S. operations, refer to "Item 1A. Risk Factors" below.

Our Products

Our products are sold to a diverse group of customers operating in a variety of industries. Our sales and marketing efforts are organized on a decentralized basis to provide services to our broad customer base in multiple geographic areas. The table below lists our key products, primary materials used, customers, primary sales regions, segments and end markets.

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
			U.S., Europe	U.S. Residential Products, European Roll Coated Aluminum and European Engineered Products	Residential Products, RV Products, Commercial Products
Doors	Aluminum, Fiberglass	Distributors, Home Improvement Retailers, Home Improvement Contractors, RV Manufacturers	U.S., Europe	U.S. Commercial Products and European Engineered Products	RV Products, Residential Products
Windows	Aluminum, Vinyl	Holiday Home Manufacturers, Home Improvement Contractors, Transportation Industry Manufacturers, OEMs, RV Manufacturers	U.S., Europe	U.S. Commercial Products and European Engineered Products	RV Products, Residential Products, Other Products
Specialty Coated Coils (painted aluminum and steel coils)	Aluminum, Steel	Various Building Panel Manufacturers, RV Manufacturers, Transportation Industry Manufacturers, OEMs	Europe	European Roll Coated Aluminum	RV Products, Commercial Products, Other Products

Our End Markets

Through our four business segments we serve two primary end markets—Building Products and Recreational Vehicle Products. Within the Building Products market, we serve both the Residential and Commercial Building Products markets. We believe our manufacturing base, brand recognition, geographic network, broad product portfolio and customization capabilities allow us to effectively meet the diverse requirements of our customers within our end markets. The following table illustrates our net sales in 2013 by segment and end market:

	End Markets Served
Segment	Residential Products	Commercial Products	Recreational Vehicle Products	Other Products	Net Sales	% of Net Sales
U.S. Residential Products	$289.5	$—	$—	$0.7	$290.2	35.1%
U.S. Commercial Products	—	197.3	43.7	37.3	278.3	33.7%
European Roll Coated Aluminum	—	101.0	55.3	37.2	193.5	23.4%
European Engineered Products	31.0	1.1	3.5	29.1	64.7	7.8%
Net Sales	$320.5	$299.4	$102.5	$104.3	$826.7	100.0%
% of Net Sales	38.8%	36.2%	12.4%	12.6%	100.0%
Principal Products	Gutters, downspouts, gutter guards, soffit, patio doors, windows	Metal roofing, siding panels, trim parts, coated metal coil	RV exterior components and doors	Coated metal and sheet, cabin frames, sunroofs and windows
Customer Type	Home improvement contractors, home improvement retailers, distributors and manufactured housing producers	Rural, industrial and architectural contractors, distributors and builders	RV OEMs	Transportation and other OEMs

Residential Products

We are a leading supplier of metal and vinyl gutters and related components to U.S. home improvement retailers. We produce and distribute virtually every component of roof drainage systems and offer a complete product line, including aluminum, steel, copper and vinyl products. We sell to substantially all major home improvement retailers, which represent the largest customer type for sales of our roof drainage products. Our roof drainage products are also sold into the distributor market generally characterized by heavier gauges and different component parts. Orders from distributors are typically larger in size than those from either the home improvement retailer or contractor market, which allows us to service this market with fewer locations. Products bought by distributors are typically resold to individual contractors.
Our other residential building products include patio doors, components for patio covers, and windows primarily used in the home improvement market. We produce and distribute a wide range of other residential products including patio cover and awning systems, vinyl windows, patio doors and manufactured housing siding. These products are typically sold to "holiday home" and manufactured housing OEMs, home improvement contractors and distributors.
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
Commercial Products
We supply metal roofing, siding and accessories for a wide variety of commercial construction applications, including agricultural, industrial and architectural uses. The core products we sell to this end market include fabricated metal roofing and siding panels, along with numerous accessories such as ridge caps, ridge vents and corners used in commercial construction (e.g., schools and office buildings).
Our commercial products market is a highly fragmented market divided into two distinct market customer groups: the post frame market and the industrial/architectural market. Both markets are regional and characterized by high shipping costs and short lead times. Sales to the post frame market are made primarily through builders, distributors and contractors, and are driven by rural construction trends. Sales to the industrial/architectural customer group tend to be more customized with product characteristics often specified by architects. In addition, we manufacture and sell specialty coated aluminum and steel products that are further fabricated by our commercial customers. We serve a variety of customers through a number of distribution channels including contractors, distributors and lumber yards.
Demand for our commercial products is largely driven by consumer confidence, interest rates, consumer disposable income, the strength of agricultural markets, consumer access to affordable financing and commercial construction trends. The agricultural market is highly fragmented and we compete against a number of smaller, mostly private companies.
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
Specialty Coated Metals

We manufacture and sell specialty coated aluminum and steel that is further fabricated by our commercial customers. We purchase coil from primary metal producers, which is then coated through a roll-coating painting process before being sold for further fabrication by customers. We primarily focus on niche products that have difficult technical and quality requirements such as rolled aluminum with unique colors and patterns, advanced finishes and higher-end panels. The market for specialty painted coils is fragmented and diverse with demand driven primarily by commercial construction trends.

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
Demand for our RV products is driven by a number of factors, including, but not limited to disposable income, interest rates, general economic conditions, fuel costs, as well as demographic trends relating to consumers in the 55 through 74 year old age group, who constitute a significant source of demand for RV products. We primarily supply the lower price point aluminum towable RV market in the United States, which has historically been more stable relative to motorhomes. In Europe, we focus on both towables and motorhomes. Our coating capabilities in the United States and in Europe provide a distinct technological and competitive advantage over other suppliers. These capabilities enable us to paint a stripe or other decorative pattern directly onto the aluminum sheet according to customer specifications.
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
United States

We are a national supplier of exterior aluminum siding to the RV industry with multiple locations throughout the United States. We paint the majority of our coils internally, which we believe provides us with a cost advantage. We also serve the U.S. RV exterior market, including all major, multi-location North American OEMs. Our two Indiana facilities are strategically located to service the market as a majority of all North American RVs are produced within Indiana. However, we are the only supplier with a network of locations producing aluminum siding outside of Indiana, providing us with what we believe is a significant competitive advantage in servicing our customers on a national basis.

Customer Groups
Within our three principal end markets, we sell our products to a diverse array of customer groups operating in different industries. The following chart illustrates the distribution of net sales among different customer groups.

	Year Ended
	December 31, 2013	December 31, 2012	December 30, 2011
OEMs	24.1%	24.2%	25.8%
Home Improvement Retailers	22.1%	21.7%	21.6%
Industrial and Architectural Contractors	18.0%	17.7%	18.3%
Rural Contractors	16.3%	17.2%	15.4%
Distributors	10.7%	10.9%	10.8%
Home Improvement Contractors	4.9%	4.3%	4.1%
Manufactured Housing Producers	3.9%	4.0%	4.0%
	100.0%	100.0%	100.0%

We believe we have a diverse customer base, and our top ten customers, on a combined basis, represented approximately 34.2% of our 2013 net sales. In fiscal year 2013, our two largest customers, The Home Depot® and Lowe's®, accounted for approximately 13.5% and 5.8% of our net sales, respectively.
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
Sales and Marketing
Our products and services are sold primarily by our sales personnel and outside sales representatives located throughout North America, Europe and Asia. We have organized sales and customer service teams to focus on specific customer segments and national accounts to allow us to provide enhanced customer solutions, which we believe improves our ability to improve our customer experience and increase the revenues that we generate from those customers.
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
Backlog
Our total backlog of orders as of December 31, 2013 and December 31, 2012 was $54.0 million and $51.1 million, respectively. We expect we will be able to fill our backlog in the next 12 months.

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
Coating (painting and anodizing).    Roll-coating is the process of applying a variety of liquid coatings (primarily paint) to bare aluminum or steel coil, providing a baked-on finish that is both protective and decorative. We have three coating lines in the United States and five in Europe. Two of the coating lines in the United States are primarily utilized for internal processing, while one coating line in the United States and the five coating lines in Europe, located within two facilities, are utilized to supply roll-coated products to both internal and external customers.
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
Raw Materials
Our main raw material purchases consist primarily of aluminum and steel, and, to a lesser extent, paint, glass, copper and vinyl. Aluminum and steel accounted for approximately 78% of our raw material costs for the year ended December 31, 2013. We sold approximately 172 million pounds of aluminum and 210 million pounds of steel during the year ended December 31, 2013. All of our raw materials are sourced from external suppliers who are located primarily in the United States and Europe.
We purchase our steel and aluminum sheet requirements from several foreign and domestic aluminum and steel mills. We believe there is sufficient supply in the market place to competitively source all of our requirements without reliance on any particular supplier. To assure continuity of supply, we may negotiate contracts for minimum annual purchases of aluminum from several suppliers. Commitments for minimum annual purchases are typically at a market price. At December 31, 2013, we did not have any such minimum purchase commitments outstanding. In addition, to ensure a margin on specific customer orders, we may commit to purchase aluminum ingot or coil at a fixed market price for future delivery. At December 31, 2013, such fixed price purchase commitments were approximately $15.7 million.
Approximately 53% and 28% of our net sales in 2013 were derived from sales of aluminum and steel products, respectively. Both of these raw materials are subject to a high degree of volatility caused by, among other items, the relationship of world supply to world demand, the relationship of the U.S. dollar to other currencies, and the imposition of import and export tariffs. Historically, prices at which we sell aluminum and steel products tend to fluctuate with corresponding changes in the prices paid to suppliers for these raw materials. Supplier price increases and decreases are typically passed on to customers, but not always, due to competition and the market for alternative products. Accordingly, our net sales and margins attributable to aluminum and steel products may fluctuate, with little or no change in the volume of shipments. See "Item 1A. Risk Factors— Risks Related to Our Business—Our financial performance is affected by the prices of our key raw materials, particularly aluminum and steel. Price fluctuations relating to aluminum and steel could have a material adverse effect on our business, financial condition, results of operations, prospects and cash flows and limit our operating flexibility."

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
Competition
We believe the principal competitive factors affecting our business are market diversity, customer diversity, geographic diversity, product and material diversity and the potential proliferation of low-cost competition. We believe that we are well positioned to compete with regard to each of these factors in each of the core markets in which we operate.
We have leading market positions in many of our core product markets. We have historically utilized our strong market positions and operating platforms to grow our business through both organic initiatives and acquisitions, and to improve our profitability. In certain fragmented markets, we are a national supplier to a broad customer base. We have focused on both introducing new products to our existing customer base and selling existing products into new markets and regions in order to facilitate new customer relationships.
In the residential end market, which includes roof drainage products, our competitors in all three selling channels (home improvement retailers, distributors and contractors) are fragmented and only have regional distribution capabilities. Selected competitors include Gibraltar Industries, Spectra and Royal-Apex Manufacturing Company, Inc. The U.S. RV OEM end market is a small, concentrated industry with a handful of large-scale competitors including Foremost and Drew Industries. In Europe, the market is similarly concentrated with primary competitors being Hartal and Eltherington Group Ltd., to which we supply certain products. The commercial end market includes the agricultural and industrial sectors. The agricultural market is extremely fragmented in the U.S. Our primary competitors are Metal Sales Manufacturing Corp., McElroy, Central States and Union Corrugating. In the architectural market, which is also highly fragmented, CENTRIA Architectural Systems, Metal Sales Manufacturing Corp., NCI and Peterson Aluminum Corporation are our principal competitors. In the industrial market, particularly in Europe, we occasionally compete with vertically integrated aluminum mills such as Novelis Inc., Hydro Aluminum, Alcoa and Hulett.
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
We are not currently conducting any investigation or remediation of contamination at facilities we own or operate. Potential liabilities of this kind are not subject to indemnification by Alumax. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish or adjust our reserve for our projected share of these costs. As of December 31, 2013, we had no reserves recorded for environmental matters, as we believe any potential liability is both remote and not reasonably estimable. However, the estimation of environmental liabilities is subject to uncertainties, including the scope and nature of contamination conditions, the success of remediation technologies being employed, new or changes to environmental laws, regulations or policies, future findings of investigation or remediation actions, alteration to expected remediation plans, or the number, financial condition and cooperation of other potentially responsible parties. In the event that we are responsible for environmental cleanup costs, any actual liabilities that exceed our reserves may have a material and adverse effect on our financial condition and, in particular, our earnings. In addition, we may incur significant liabilities under cleanup laws and regulations in connection with environmental conditions currently unknown to us relating to our existing, prior, or future sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired.
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
Employees
As of December 31, 2013, we had approximately 1,919 employees, of which approximately 667 (35%) were employed in Europe and approximately 1,252 (65%) were employed in the United States and Canada. Of these employees, approximately 33% were salaried and 67% were hourly employees.
As of December 31, 2013, approximately 10.1% of our labor force was represented by collective bargaining agreements and an additional 26.9% of our labor force was represented by works councils.
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

In addition to the other information set forth in this report, you should carefully consider the following factors, any of which could materially and adversely affect our business, financial condition or results of operations in future periods. The risks described below are not the only risks facing our Company. Additional risks that apply to all companies generally, not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods. We can provide no assurance and make no representation that our mitigation efforts although we believe they are reasonable, will be successful. Information contained in this section may be considered "forward-looking statements." See "Cautionary Statement Regarding Forward-Looking Statements" for a discussion of certain qualifications regarding such statements.
Risks Related to Our Business

Demand for our products is cyclical and seasonal, and reduced demand in our end markets is likely to adversely affect our profitability and cash flow.

Demand for many of our products is cyclical and seasonal in nature. Because the ultimate end users of our products are most typically individuals electing whether to make discretionary expenditures, our results are affected by various macroeconomic trends which affect consumer confidence and access to financing. Sales of our residential building products for repair, remodel and replacement applications depend upon the availability of home equity and consumer financing, low interest rates, the turnover and aging of housing stock, wear and tear, weather damage and consumer sentiment. Sales of our commercial building products are affected by, among other things, consumer confidence, interest rates, consumer disposable income, the strength of agricultural markets, consumer access to affordable financing and commercial construction trends. Demand for our RV products is driven by trends in disposable income, interest rates and general economic conditions, as well as demographic trends relating to consumers in the 55 through 74 year old age group, who constitute a significant source of demand for RV products. Demand for RV products can also be affected by gasoline prices. Adverse trends in these and other cyclical factors are likely to materially reduce demand for and sales of our products. Moreover, simultaneous declines in multiple end markets could have a material adverse effect on our business, financial condition, results of operations, prospects and cash flows.
Our business, financial condition, results of operations, prospects and cash flows have been and in the future may be materially and adversely affected by U.S. and international general economic conditions.

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
Our business is particularly affected by recessionary conditions in our markets. Beginning in the fall of 2008 and continuing through 2009 and into 2013, the global economy entered a financial crisis and severe global recession, which materially and adversely impacted our business and the businesses of our customers. Volatile capital and credit markets, declining business and consumer confidence and increased unemployment precipitated a continuing economic slowdown. The economic slowdown decreased demand for the products offered by our customers, resulting in decreased sales volumes and reduced earnings. The severe downturn affected all of our end markets, ultimately required us to restructure our debt in June 2009 and caused our then-existing equity holders to lose the full value of their investment. There can be no assurance that economic conditions will improve or that the conditions that affected us beginning in the fall of 2008 and during 2009 will not recur. Continued adverse economic conditions could have a material adverse effect on our business, financial condition, results of operations, prospects and cash flows.

A decline in our relations with our key customers or the amount of products they purchase from us could materially adversely affect our business, financial position, results of operations, prospects and cash flows.

Our business depends on our ability to maintain positive relations with our key customers. In 2013, our two largest customers, The Home Depot® and Lowe's®, accounted for approximately 13.5% and 5.8% of our net sales, respectively, and our top ten customers combined accounted for approximately 34.2% of our net sales. Although we have established and maintain significant long-term relationships with our key customers, we cannot assure you that all of these relationships will continue or will not diminish. In addition, we generally do not enter into long-term contracts with our customers and they generally do not have an obligation to purchase products from us. The loss of, or a diminution in, our relationship with any of our largest customers would have a material adverse effect on us. In addition, the loss of any of our largest customers in any of our business segments could have a material adverse effect on the results of operations of that segment.
Our competitors may adopt more aggressive sales or pricing policies and devote greater resources to the development, promotion and sale of their products than we do, which could result in a loss of customers. Generally, our customers are price sensitive, which could further lead to the loss of customers if our prices do not remain competitive. The loss of, or a reduction in orders from, any significant customers, losses arising from customer disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any major customer could have a material adverse effect on our business. Customers accounting for a significant amount of our revenues may also become more resistant to price changes as their purchase volumes increase relative to our other customers, limiting our ability to increase prices to these customers and eroding our margins. Also, revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue in future periods or, if continued, may not reach or exceed historical levels in any period.
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
Certain of our customers have been expanding and may continue to expand through consolidation and internal growth, potentially increasing their buying power, which could materially and adversely affect our business, financial condition, results of operations, prospects and cash flows. Certain of our customers are large companies with significant buying power. In addition, potential further consolidation among our customers could enhance the ability of these customers to seek more favorable terms, including pricing, for the products that they purchase from us. Accordingly, our ability to maintain or raise prices in the future may be limited, including during periods of raw material and other cost increases. See "—Our financial performance is affected by the prices of our key raw materials, particularly aluminum and steel. Price fluctuations relating to aluminum and steel could have a material adverse effect on our business, financial condition, results of operations, prospects and cash flows and limit our operating flexibility." If we are forced to reduce prices or to maintain prices during periods of increased production costs, or if we lose customers because of pricing or other methods of competition, our business, financial condition, results of operations, prospects and cash flows may be materially and adversely affected.
Our financial performance is affected by the prices of our key raw materials, particularly aluminum and steel. Price fluctuations relating to aluminum and steel could have a material adverse effect on our business, financial condition, results of operations, prospects and cash flows and limit our operating flexibility.

The manufacture of our products requires substantial amounts of raw materials, which consist principally of aluminum and steel and, to a lesser extent, paint, glass, copper and vinyl. Approximately 78% of our raw material costs in 2013 consisted of the cost of aluminum and steel. Our manufacturing operations and our financial performance is affected to a substantial extent by the market prices for these raw materials.

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
We have historically priced our products by reference to raw material costs and generally we seek to pass through raw material price increases to our customers. However, due to the uncertainty of aluminum and steel prices and the time between material purchases and product sales, we cannot assure you that we always will be able to successfully pass through such price increases on timing and in amounts to our customers in order to fully offset the effects of high raw materials costs through productivity improvements. For example, if we cannot pass increases in the cost of raw materials to our customers, higher prices could cause our customers to consider competitors' products, some of which may be available at a lower cost. Additionally, where a competitor had previously purchased a large quantity of raw materials into inventory at a lower price, such a competitor could afford to pass on savings from subsequently higher prices to its customers. We also risk purchasing materials for delivery commitments to customers who later file for bankruptcy protection or repudiate or cancel their purchase agreement with us during a falling price environment, causing us to take delivery of raw materials at an above market cost. As a result, to the extent that the time lag associated with a price increase pass through becomes significant, such increases may have a material adverse effect on our business, financial condition, results of operations, prospects and cash flows.
Where changes in aluminum and steel prices are passed through to our customers, increases or decreases in aluminum and steel prices will cause corresponding increases and decreases in reported net sales, causing fluctuations in reported revenues that may be unrelated to our level of business activity. For example, our results during 2013, 2012 and 2011 were significantly affected by fluctuations in aluminum and steel prices. Accordingly, any change in the price of aluminum and/or steel could have a material adverse effect on our business, financial condition, results of operations, prospects and cash flows.
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

We manufacture most of our products at our own production facilities. Any loss of the use of all or a portion of certain of our facilities due to among other items accidents, fires, explosions, labor issues, adverse weather conditions, natural disasters such as floods, tornadoes, hurricanes, ice storms and earthquakes, supply interruptions, transportation interruptions, human error, mechanical failure, terrorist acts, power outages, discharges or releases of toxic or hazardous substances or gases, storage tank leaks and other environmental issues, or otherwise, whether short or long-term, could have a material adverse effect on us and our operations. As such events occur, we may experience substantial business losses, production delays, third party lawsuits and significant repair costs, as well as personal injury and/or loss of life, which could materially and adversely affect our business, financial condition, results of operations, prospects and cash flows.
In addition, unexpected failures of our equipment and machinery may result in production delays, revenue loss and significant repair costs, as well as injuries to our employees. Any interruption in production capability may require us to make large capital expenditures to remedy the situation, which could have a negative impact on our profitability and cash flows. A loss or interruption of production at certain of our facilities, such as our manufacturing facilities in the Netherlands or Pennsylvania, U.S., could significantly disrupt our operations and affect a large number of customers, decreasing our revenues. Moreover, there are a limited number of manufacturers that make the machines we use in our business. Because we supply certain of our products to OEMs, a temporary or long-term business disruption could result in a permanent loss of customers, who may be required to seek alternate suppliers. If this were to occur, our future sales levels, and therefore our business, financial condition, results of operations, prospects and cash flows, could be materially and adversely affected.
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

The markets in which we operate are highly competitive. In the United States, we face competition in each of our business segments from both large and small companies. In Europe, our competitors include a number of integrated companies in the coil coating business. Other smaller companies compete with us in the building and construction, RV and transportation markets in Europe, both on a regional basis and on a pan-European basis. Some of our competitors are larger than us and as a result may have significantly greater financial, marketing and technical resources and greater purchasing power than we do. These competitors may be better able to withstand reduced revenues and adverse industry or economic conditions. Further, new competitors could emerge from within North America, Europe or globally. Due to the competitiveness in the various markets in which we operate, we may not be able to increase prices for our products to cover increases in our costs, including increases in raw material costs, or we may face pressure to reduce prices, which could materially and adversely affect our profitability. If we do not compete successfully, our business, financial condition, results of operations, prospects and cash flows could be materially and adversely affected.
Competitive factors in our industry include, without limitation, the importance of customer loyalty, changes in market penetration, increased price competition, the introduction of new products, services and technology by existing and new competitors, changes in marketing, product diversity, sales and distribution capabilities and the ability to supply products to customers in a timely predictable manner. Further, we believe that branding is not a significant factor in the sale of many of our products to the end user and the barriers to entry resulting from product branding are therefore lower. In addition, because we do not have long-term contractual arrangements with many of our customers, these competitive factors could cause our customers to cease purchasing our products and shift suppliers.
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

We are dependent on information technology in our operations. If our computer systems fail or if we are unable to protect our information systems against data corruption, cyber-based attacks or network security breaches, our operations could be disrupted.

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
Additionally, a compromise of our security systems resulting in unauthorized access to certain personal information about our customers or distributors could adversely affect our corporate reputation with our customers, distributors and others, as well as our operations, and could result in litigation against us or the imposition of penalties. Security breaches of this infrastructure can create system disruptions, shutdowns or unauthorized disclosure of confidential information. If we are unable to prevent such breaches, our operations could be disrupted, or we may suffer financial damage or loss because of lost or misappropriated information. In addition, most states have enacted laws requiring companies to notify individuals and often state authorities of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether successful or not, would harm our reputation and brand, and it could cause the loss of customers. A security breach could also require that we expend significant additional resources related to our information security systems.
We also rely heavily on our information technology staff. If we cannot meet our staffing needs in this area, we may not be able to fulfill our technology initiatives while continuing to provide maintenance on existing systems. We rely on certain software vendors to maintain and periodically upgrade many of these systems so that they can continue to support our business. The software programs supporting many of our systems were licensed to us by independent software developers. The inability of these developers or us to continue to maintain and upgrade these information systems and software programs would disrupt or reduce the efficiency of our operations if we were unable to convert to alternate systems in an efficient and timely manner. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology, including our Enterprise Resource Planning (ERP) system, or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Additionally, any systems failures could impede our ability to timely collect and report financial results in accordance with applicable laws and regulations.
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

Unusually prolonged periods of cold, rain, blizzards, hurricanes or other severe weather patterns could delay, halt or postpone renovation and construction activity leading to reduced revenues in the seasonally high sales months of the second and third quarters. An unusually severe winter can also lead to reduced construction, repairing and remodeling activity and exacerbate the seasonal decline in our sales, cash flows from operations and results of operations during the first and fourth quarters. For example, demand from contractors, builders and lumber yards in the commercial construction markets we serve was negatively impacted by excessive snowfall and extreme weather conditions throughout many of our core sales territories during the first quarter of 2013. Demand was further impacted by severe winter weather in the fourth quarter of 2013. If sales were to fall substantially below levels we would normally expect during certain periods, our financial results would be adversely impacted.
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

We are not currently conducting any investigation or remediation of contamination at facilities we own or operate. Potential liabilities of this kind are not subject to indemnification by Alumax. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish or adjust our reserve for our projected share of these costs. As of December 31, 2013, we had no reserves recorded for environmental matters, as we believe any potential liability is both remote and not reasonably estimable. However, the estimation of environmental liabilities is subject to uncertainties, including the scope and nature of contamination conditions, the success of remediation technologies being employed, new or changes to environmental laws, regulations or policies, future findings of investigation or remediation actions, alterations to expected remediation plans, or the number, financial condition and cooperation of other potentially responsible parties. In the event we are responsible for environmental costs, any actual liabilities that exceed our reserves may have a material and adverse effect on our financial condition and, in particular, our earnings. In addition, we may incur significant liabilities in connection with environmental conditions currently unknown to us relating to our existing, prior, or future sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired. See "Item 1. Business—Environmental, Health and Safety Matters."
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
We are, and will continue to be, subject to financial, political, economic and business risks in connection with our non-U.S. operations. In 2013, 32.4% of our net sales were made outside of the United States, and as of December 31, 2013, we operated five manufacturing and distribution facilities in Europe and one in Canada. Doing business in foreign countries entails certain risks, including, but not limited to:

•	exchange rate fluctuations;

•	adverse changes in economic conditions in other countries;

•	political or civil unrest and insurrection, terrorist attacks and armed hostilities;

•	government policies against ownership of businesses by non-nationals;

•	reduced protection of intellectual property rights;

•	a need to comply with numerous laws and regulations in each jurisdiction in which we operate;

•	legal systems that may be less developed and less predictable than those in the United States;

•	shipping delays;

•	licensing and other legal requirements;

•	local tax issues;

•	longer payment cycles in certain foreign markets;

•	the difficulties of staffing and managing dispersed international operations;

•	language and cultural issues in regions of the world outside the United States;

•	renegotiation or modification of existing agreements or arrangements with governmental authorities;

•	export and transportation tariffs;

•	foreign exchange restrictions, sanctions programs and trade protection measures;

•	changes in the value of the U.S. dollar relative to foreign currencies; and

•	differences in laws governing employee and union relations.

The occurrence of any of these risks could materially disrupt or adversely impact our business.

In addition, because a significant portion of our operations are outside the United States, we are subject to limitations on our ability to repatriate funds to the United States. These limitations arise from regulations in certain countries that limit our ability to remove funds from or transfer funds to foreign subsidiaries, as well as from tax liabilities that would be incurred in connection with such transfers. These regulations could significantly limit our liquidity.
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
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In the year ended December 31, 2013, we used three functional currencies in addition to the U.S. dollar and derived approximately 32.4% of our net sales from operations outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate net sales, net income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net sales, operating income and the value of balance sheet items, including intercompany assets and obligations. Weaker foreign currencies, particularly the euro and British pound, had a significant impact on our cost of goods sold during 2013. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. However, we cannot assure you that fluctuations in foreign currency exchange rates, particularly the U.S. dollar against major currencies, such as the euro, the pound sterling, the Canadian dollar, or the currencies of large developing countries, would not materially adversely affect our financial results.
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
The FCPA prohibits us from providing anything of value to foreign officials for the purposes of obtaining or retaining business or securing any improper business advantage. As part of our business, we may deal with state-owned business enterprises, the employees of which are considered foreign officials for purposes of the FCPA. In addition, the provisions of the U.K. Bribery Act 2010 extend beyond bribery of foreign public officials and are more onerous than the FCPA in a number of other respects, including jurisdiction, non-exemption of facilitation payments and penalties. Some of the international locations in which we operate lack a developed legal system and have higher than normal levels of corruption. Economic sanctions programs restrict our business dealings with certain sanctioned countries and other sanctioned individuals and entities.
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
Changes to existing accounting rules or regulations may impact our future results of operations and our ability to comply with covenants under our credit agreements or cause the perception that we are more highly leveraged. In addition, new accounting rules or regulations and varying interpretations of existing accounting rules or regulations may be adopted in the future. For instance, accounting regulatory authorities have from time to time considered requiring lessees to capitalize operating leases in their financial statements. If adopted, such a change would require us to record capital lease obligations on our balance sheet and make other changes to our financial statements. This and other future changes to accounting rules or regulations could adversely affect our financial position, results of operations and liquidity.

Acquisitions or divestitures that we make in the future may be unsuccessful.
Our structure and business model trace their roots to our history as a downstream producer of aluminum products and have evolved in response to customer demand for products made from materials other than aluminum. We have expanded the size, scope and nature of our business partly through the acquisition of other businesses. We have and may opportunistically consider the acquisition of other companies or product lines of other businesses that either complement or expand our existing business, or we may consider the divestiture of some of our businesses. We may consider and make acquisitions or divestitures both in countries in which we currently operate and elsewhere. We cannot assure you that we will be able to consummate any such acquisitions or divestitures or that any future acquisitions or divestitures will be consummated at acceptable prices and terms. Any future acquisitions or divestitures we pursue may involve a number of special risks, including, but not limited to, some or all of the following:

•	the diversion of management's attention from our core businesses;

•	the disruption of our ongoing business;

•	entry into markets in which we have limited or no experience, including geographies that we have not previously operated in;

•	the ability to integrate our acquisitions without substantial costs, delays or other problems, which would be complicated by the breadth of our international operations;

•	inaccurate assessment of undisclosed liabilities;

•	potential known and unknown liabilities of the acquired businesses and limitations of seller indemnities;

•	the incorporation of acquired products into our business;

•	the failure to realize expected synergies and cost savings;

•	the loss of key employees or customers of the acquired or divested business;

•	increasing demands on our operational systems;

•	the integration of information systems and internal controls;

•	possible adverse effects on our reported operating results, particularly during the first several reporting periods after the acquisition is completed; and

•	the amortization of acquired intangible assets.

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

Our business operations depend on attracting and retaining qualified management and personnel including hourly personnel.
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
As of December 31, 2013, approximately 10.1% of our employees were represented by unions, an additional approximately 26.9% were represented by similar bodies (e.g., works councils) and we were a party to four collective bargaining agreements. While we believe that our relations with our employees are good, our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages, labor disturbances or other slowdowns by the affected workers. If our union-represented employees were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, or the terms and conditions in our labor agreements were to be renegotiated in an adverse manner, we could experience significant disruption of our operations, which would cause higher ongoing labor costs and impact our ability to satisfy our customers' requirements. Any such cost increases, stoppages or disturbances could materially and adversely affect our business, financial condition, results of operations, prospects and cash flows by limiting plant production, sales volumes and profitability. See "Item 1. Business—Employees."
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
As a result of applying the purchase method of accounting in connection with our acquisition in 2005 and other acquisitions we have made in the past, we have a significant amount of goodwill and other intangible assets on our balance sheet. As of December 31, 2013 and December 31, 2012, $251.8 million and $261.4 million, respectively, of goodwill and other intangible assets remain recorded on our balance sheet. In accordance with GAAP, we test goodwill for impairment annually on the first day of our fourth quarter, or more frequently if events or circumstances indicate the potential for impairment. Such reviews could result in an earnings charge for the impairment of goodwill, and any such charge could be material. Accordingly, our net income could be reduced even though there would be no impact on our underlying cash flow. Furthermore, in accordance with the purchase accounting method, the excess of the cost of purchased assets over the fair value of such assets is assigned to intangible assets and is amortized over a period of time. The amortization expense associated with our intangible assets will have a negative effect on our future reported earnings. Many other companies, including many of our competitors, may not have the significant acquired intangible assets that we have because they have not participated in recent acquisitions and business combination transactions similar to ours. Thus, our reported earnings may be more negatively affected by the amortization of intangible assets than the reported earnings of these companies will be.

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

We have a substantial amount of indebtedness, which requires significant interest and principal payments. As of December 31, 2013, we had total indebtedness of approximately $535.4 million, including $375.0 million of 9.50% Senior Secured Notes due 2016, which we refer to as the Notes, which were issued by Euramax International and are guaranteed by Euramax Holdings, $123.6 million under a senior unsecured loan facility, which we refer to as the Senior Unsecured Loan Facility, and $36.8 million drawn under the Amended and Restated Senior Secured Revolving Credit and Guaranty Agreement, which we refer to as the ABL Credit Facility, as well as additional borrowing availability of $12.7 million under the ABL Credit Facility. Subject to the restrictions contained in the indenture governing the Notes, the Senior Unsecured Loan Facility, the ABL Credit Facility and any debt instruments we may enter into in the future, we or our subsidiaries may incur significant additional indebtedness in the future to finance capital expenditures, investments or acquisitions, or for other general corporate purposes.
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

•	increasing our cost of borrowing; and

•	preventing us from raising the funds necessary to repurchase outstanding debt upon the occurrence of certain changes of control, which would constitute an event of default under our debt instruments.

•	mitigating our ability to reinvest in plants, technology and equipment;

•	restricting our ability to introduce products and services to our customers.

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
Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, and/or our lenders' financial stability, all of which are subject to prevailing global economic and market conditions, and certain financial, business and other factors, many of which are beyond our control. Even if we were able to refinance or obtain additional financing, the costs of new indebtedness could be substantially higher than the costs of our existing indebtedness.
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
Our business, financial condition, results of operations, prospects and cash flows could be negatively impacted by difficult conditions and volatility in the capital, credit and commodities markets and in the global economy. Difficult conditions in these markets and the overall economy affect us in a number of ways. For example:

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
The Notes are not guaranteed by certain of our current and future subsidiaries, including our non-U.S. subsidiaries. Accordingly, claims of holders of the Notes are structurally subordinated to all indebtedness and the claims of creditors of any non-guarantor subsidiaries, including trade creditors. All indebtedness and obligations of any non-guarantor subsidiaries will have to be satisfied before any of the assets of such subsidiaries would be available for distribution upon liquidation or otherwise, to Euramax International or a guarantor of the Notes. The indenture governing the Notes permits these non-guarantor subsidiaries to incur certain additional debt, including secured debt, and does not limit their ability to incur other liabilities that are not considered indebtedness under the indenture. For the year ended December 31, 2013, our non-guarantor subsidiaries represented approximately 32.4% of our net sales and 34.7% of our operating income. In addition, as of December 31, 2013, our non-guarantor subsidiaries held approximately 50.2% of our consolidated assets and approximately $63.1 million of our consolidated liabilities (including trade payables), to which the Notes and the guarantees were structurally subordinated.
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
The security interests and liens for the benefit of holders of the Notes may be released without such holders' consent in specified circumstances. In particular, the security documents governing the Notes and the ABL Credit Facility generally provide for an automatic release of all second priority liens for the benefit of the holders of the Notes upon the release of any first priority lien on any asset that secures the ABL Credit Facility on a first-priority basis in accordance with the ABL Credit Facility. As a result, the Notes may not continue to be secured by a substantial portion of our accounts receivable and inventory. In addition, the capital stock and other securities of any current and future subsidiary will be excluded from the collateral to the extent liens thereon would trigger reporting obligations under Rule 3-16 of Regulation S-X, which requires financial statements from any subsidiary whose securities are collateral, if the book value or market value of its capital stock, whichever is greater, equals 20% or more of the principal amount of the Notes secured thereby. As a result of this collateral cutback provision in the indenture, the book value or market value of each subsidiary's capital stock that represents the security interests of the holders of the Notes is limited to $75 million, which is 20% of the outstanding principal of the $375 million Notes. The noteholders' security interest includes 65% of the capital stock of our Dutch subsidiary holding company, Euramax B.V. As of December 31, 2013, the Company estimates that the book value and market value of 65% of the capital stock of Euramax B.V. are approximately $2.4 million and $86.0 million, respectively. Accordingly, the security interest in the capital stock of Euramax B.V. is automatically limited to $75 million to avoid reporting obligations under Rule 3-16 of Regulation S-X.

Euramax B.V. accounts for 49.3% of our consolidated assets as of December 31, 2013 and 31.2% and 59.2% of our consolidated revenues and operating income, respectively, for the year ended December 31, 2013. As the applicable value of our subsidiaries' capital stock or the outstanding principal amount of the Notes changes, the subsidiaries impacted by the collateral cutback provision may change.
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
The collateral securing the ABL Credit Facility on a first priority basis is also subject to any and all exceptions, defects, encumbrances, liens and other imperfections that are accepted by the lenders under the ABL Credit Facility and other creditors that have the benefit of first priority liens on the ABL Collateral from time to time. The collateral also does not include certain "excluded assets," such as assets securing purchase money obligations or capital lease obligations incurred in compliance with the indenture, which obligations would effectively rank senior to the Notes to the extent of the value of such excluded assets. The existence of any such exceptions, defects, encumbrances, liens and other imperfections could adversely affect the value of the collateral securing the Notes as well as the ability of the collateral agent to realize or foreclose on such collateral.
We may not have the ability to raise the funds necessary to finance the change of control offer or the asset sale offer required by the indenture governing the Notes.
Upon the occurrence of a "change of control", as defined in the indenture governing the Notes, Euramax International must offer to buy back the Notes at a price equal to 101% of the principal amount of the Notes purchased, together with accrued and unpaid interest, if any, to the date of the repurchase. Similarly, Euramax International must offer to buy back the Notes (or repay other indebtedness in certain circumstances) at a price equal to 100% of the principal amount of the Notes (or other debt) purchased, together with accrued and unpaid interest, if any, to the date of repurchase, with the proceeds of certain asset sales (as defined in the indenture). Any failure to purchase, or give notice of purchase of, the Notes would be a default under the indenture governing the Notes, which would also trigger a cross default under the ABL Credit Facility and the Senior Unsecured Loan Facility.

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
The ABL Credit Facility is secured on a first-priority lien basis by the ABL Collateral and on a junior basis by the Notes Collateral. The ABL Collateral may be shared with our future creditors subject to limitations. Although the holders of obligations secured by first-priority liens on the ABL Collateral and the holders of obligations secured by second-priority liens on the ABL Collateral, including the Notes, will share in the proceeds of certain of the ABL Collateral, the holders of obligations secured by first-priority liens on the ABL Collateral will be entitled to receive proceeds from any realization of the ABL Collateral to repay the obligations held by them in full before the holders of the Notes and the holders of any other obligations secured by second-priority liens on the ABL Collateral receive any such proceeds.
In addition, the asset sale covenant and the definition of asset sale in the indenture governing the Notes have a number of significant exceptions pursuant to which we will be able to sell Notes Collateral without being required to reinvest the proceeds of such sale into assets that will comprise Notes Collateral or to make an offer to the holders of the Notes to repurchase the Notes.
As of December 31, 2013, we had $375.0 million of Notes outstanding, $123.6 million million outstanding under the Senior Unsecured Loan Facility, and $36.8 million of indebtedness outstanding under the ABL Credit Facility, with approximately $12.7 million of additional availability under the ABL Credit Facility. All indebtedness under our ABL Credit Facility is secured by first-priority liens on the ABL Collateral. In addition, under the terms of the indenture governing the Notes, we may incur additional indebtedness and grant certain additional liens on any property or asset that constitutes ABL Collateral on a first priority basis. Any grant of additional liens on the ABL Collateral, in which the Notes have a second-priority lien, would further dilute the value of such liens.

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
We cannot assure the holders of the Notes as to the liquidity of any trading market for the Notes or that such a market will be maintained. We have not applied for the Notes to be listed on any securities exchange or arranged for quotation of the Notes on any automated dealer quotation systems. The initial purchasers of the Notes advised us that they intended to make a market in the Notes, but they are not obligated to do so. Each initial purchaser may discontinue any market making at any time, in its sole discretion.
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

Our principal executive office and headquarters is located in Norcross, Georgia, in a leased facility. As of December 31, 2013, we owned or leased 30 facilities in the U.S., one in Canada and five in Europe of which 19 facilities were owned and 17 were leased.
In our U.S. Residential Products segment we operate from manufacturing and distribution facilities located in Phoenix, AZ; Anaheim, CA; Romoland, CA; Sacramento, CA; Woodland, CA; Denver, CO; Loveland, CO; Duluth, GA; Nappanee, IN; Idabel, OK; Ivyland, PA; Lancaster, PA; Feasterville, PA; Cleveland, TN; Grand Prairie, TX; Cedar City, UT; Spokane,WA; and one facility in Barrie, Ontario Canada.

In our U.S. Commercial Products segment we operate from manufacturing and distribution facilities located in Helena, AR; Anaheim, CA; Perris Valley, CA; Duluth, GA; Jackson, GA; Tifton, GA; Gridley, IL; Bristol, IN; Nappanee, IN; St. Joseph, MN, Idabel, OK; Stayton, OR; Bloomsburg, PA; Lancaster, PA; Grapevine, TX; Mansfield, TX; Cedar City, UT; Spokane, WA; and Marshfield, WI.
Our European Roll Coated Aluminum Segment operates from manufacturing facilities located in Roermond, the Netherlands and Corby, England.
Our European Engineered Products Segment operates from manufacturing facilities located in Andrezieux-Boutheon, France; Montreuil-Bellay, France and Barnsley, United Kingdom,
We believe that our facilities, taken as a whole, have adequate production capacity and sufficient manufacturing equipment to conduct business at levels meeting current demand. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire additional facilities and/or dispose of existing facilities.

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
There is no established public trading market for the registrant’s common stock. The registrant’s issued and outstanding common stock is held by approximately 97 holders of record.
The registrant has not paid any cash dividends in the past. We anticipate that any earnings will be retained for development of our business and we do not anticipate paying any cash dividends in the foreseeable future. The ABL Credit Facility, the Senior Unsecured Loan Facility and the indenture governing the Notes all contain restrictions on the ability of our subsidiary, Euramax International to issue dividends to us and therefore restrict our ability to issue cash dividends. Any future dividends declared would be at the discretion of our board of directors and would depend on our financial condition, results of operations, contractual obligations, the terms of our financing agreements at the time a dividend is considered, and other relevant factors.

Item 6.	SELECTED FINANCIAL DATA

The following data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data.” The statement of operations data for the years ended December 31, 2013, December 31, 2012 and December 30, 2011, and the balance sheet data as of December 31, 2013 and December 31, 2012, are derived from the audited financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 2010 and December 25, 2009 and the balance sheet data as of December 30, 2011, December 31, 2010 and December 25, 2009 are derived from audited financial statements not included herein. Historical results are not necessarily indicative of results to be expected in the future.

	As of and for the Year Ended (1)
	December 31, 2013	December 31, 2012	December 30, 2011	December 31, 2010	December 25, 2009

	(in thousands)
Statement of Operations Data:
Net sales	$826,672	$837,140	$933,678	$883,700	$812,055
Cost of goods sold (excluding depreciation and amortization)	699,962	701,045	785,165	732,451	675,126
Gross profit	126,710	136,095	148,513	151,249	136,929
Selling and general (excluding depreciation and amortization)	75,428	83,492	91,421	90,642	83,896
Depreciation and amortization	35,099	34,784	37,194	38,700	39,721
Other operating charges	9,165	6,425	8,404	2,939	6,707
Multiemployer pension withdrawal	—	39	1,200	—	—
Debt restructuring and forbearance expenses	—	—	—	—	14,506
Goodwill and other impairments	—	—	—	—	3,516
Income (loss) from operations	7,018	11,355	10,294	18,968	(11,417)
Interest expense	(54,078)	(54,858)	(55,579)	(68,333)	(84,204)
Gain on extinguishment of debt	—	—	—	—	8,723
Other income (loss), net	7,404	5,012	(14,117)	(3,484)	1,303
Loss from continuing operations before income taxes	(39,656)	(38,491)	(59,402)	(52,849)	(85,595)
(Benefit from) provision for income taxes	(14,761)	(1,723)	3,315	(14,461)	(1,297)
Loss from continuing operations	(24,895)	(36,768)	(62,717)	(38,388)	(84,298)
Loss from discontinued operations, net of tax	—	—	—	(152)	(1,330)
Net loss	$(24,895)	$(36,768)	$(62,717)	$(38,540)	$(85,628)
Balance Sheet Data:
Cash and cash equivalents	$8,977	$10,024	$14,327	$24,902	$69,944
Working capital	88,050	84,003	90,365	120,476	163,393
Total assets	571,973	594,422	619,246	666,890	758,626
Total debt	535,396	516,674	507,988	503,169	525,319
Total shareholders' (deficit) equity	(108,563)	(85,992)	(53,293)	9,831	47,060
_______________________________________

(1)
Our fiscal years have historically ended on the last Friday in December of each calendar year. Beginning in 2012, our fiscal year ends on December 31, regardless of the day of the week on which it falls. Our fiscal years ended December 31, 2013, December 31, 2012, December 30, 2011 and December 25, 2009 are based on a 52 week period. Our fiscal year ended December 31, 2010 is based on a 53 week fiscal year.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this report. In addition to historical information, this discussion may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, those described in this report under "Item 1A, Risk Factors.” Future results could differ materially from those discussed below. See “Cautionary Statement Regarding Forward-Looking Statements” in Item 1A above. Historically, we operated on a 52 or 53 week fiscal year ending on the last Friday in December. Beginning in 2012, our fiscal year ends on December 31 regardless of the day of the week on which it falls. Our fiscal years consisted of 52 weeks for the years ended December 31, 2013, December 31, 2012, and December 30, 2011.
Our MD&A includes the following sections:

•	Overview and Executive Summary provides an overview of our business.

•	Results of Operations provides an analysis of our financial performance and results of operations for fiscal 2013 compared to fiscal 2012 and fiscal 2012 compared to fiscal 2011.

•	Liquidity and Capital Resources provides an overview of our financing, capital expenditures, cash flows and contractual obligations.

•	Critical Accounting Policies provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.

•	Recently Issued Accounting Standards provides a brief description of significant accounting standards which were issued during the periods presented.

Overview and Executive Summary

We are a leading producer of metal and vinyl products sold to building products and recreational vehicle (RV) markets primarily in North America and Europe. We are a leader in several niche product categories, including preformed roof-drainage products sold in the U.S., metal roofing and siding for post frame construction in the U.S., and aluminum siding for towable RVs in the U.S. and Europe. Sales to the building products and RV markets accounted for approximately 75% and 12% of our 2013 net sales, respectively.
Our customers are located predominantly throughout North America and Europe and include distributors, contractors and home improvement retailers, as well as RV, transportation and other original equipment manufacturers ("OEMs"). We have extensive in-house manufacturing and distribution capabilities for our more than 10,000 unique products and operate through a network of 36 facilities, consisting of 30 in the U.S., one in Canada and five in Europe. We have over 50 years of experience manufacturing building products and RV exterior components, including our time as a division of our former parent, Alumax Inc., or Alumax, a fully integrated aluminum producer acquired by Alcoa Inc. in 1998. We have operated as an independent company since 1996 when our division was acquired in a management-led buyout.
In August 2012, we completed the acquisition of Cleveland Tubing, Inc. ("CTI") for approximately $6.4 million. CTI is a developer and manufacturer of corrugated plastic products, including collapsible and flexible specialty drainage products, sold through our U.S. Residential Products Segment. The results of operations for CTI have been included in the Company’s condensed consolidated financial statements as of and from the date of the acquisition. This small but strategic acquisition provides the Company manufacturing expertise in our Residential Product Segment and expands our product offering to our existing customer base.
In 2011, we completed a refinancing of our long-term debt through the issuance of $375 million of 9.50% Senior Secured Notes due 2016 and entered into a $125.0 million Senior Unsecured Loan Facility. The proceeds of these financings, together with cash on hand and borrowings under the ABL Credit Facility, were used to repay the then-existing First Lien Credit Facility in full. This refinancing significantly improved our capital structure by relieving the Company of restrictive financial covenants, reducing interest costs and extending maturities. The Company's liquidity has remained stable despite the continuing lower end market demand environment in the U.S. and economic malaise in Europe and elsewhere. As of December 31, 2013, availability under the Company's ABL Credit Facility totaled approximately $12.7 million with an additional €15 million of available borrowings under the Company's revolving credit facility with Rabobank Roermond, which we refer to as the Dutch Revolving Credit Facility.

Net sales and operating income totaled approximately $826.7 million and $7.0 million respectively, for the year ended December 31, 2013. For the year ended December 31, 2012 net sales and operating income were approximately $837.1 million and $11.4 million, respectively.
Our operating performance is primarily affected by the strength of demand for residential and commercial building materials as well as, to a lesser extent, recreational vehicles in the United States and Western Europe. Demand from the end markets we serve is influenced by macroeconomic trends, which affect consumer confidence, access to financing, levels of commercial construction and levels of residential repair and remodel activities.
Our 2013 financial results reflect a continuation of relatively soft end market demand and the negative impact of severe winter weather conditions throughout many of our core sales territories in the United States. In our U.S. segments, operating income declined $7.6 million, or 36.0%, compared to the prior year. This decline is primarily related to lower demand from contractors, builders and lumber yards in the commercial construction markets we serve, which was negatively impacted by excessive snow fall and extreme weather conditions throughout many of our core sales territories during the first quarter of 2013. Lower demand continued throughout 2013 due to uncertainty in the commercial construction markets and was further impacted by severe winter weather in the fourth quarter of 2013. In Europe, our end markets continue to be negatively impacted by economic uncertainty and reduced consumer confidence, primarily in the RV and transportation end markets we serve. Despite the overall end market challenges, operating income for our European segments improved $1.6 million, or 61.5%, over the prior year. The improvement in our operating income is the result of continued emphasis on product profitability, business development initiatives in emerging markets and organizational initiatives to reduce operating costs and improve efficiency.
Approximately 32.4% of our net sales in 2013 were derived from markets outside of the U.S. As a result, our operating results, financial position and cash flows are subject to fluctuations in the value of foreign currencies, primarily the euro and British pound sterling, relative to the U.S. dollar. Accordingly, changes in the components of our operating results, financial position and cash flows may occur between periods by amounts that are disproportionate to changes valued in the local currencies of our operations. In 2013, strengthening of foreign currencies, primarily the euro relative to the U.S. dollar increased net sales approximately $4.6 million, or 1.8% of our 2013 net sales in Europe.
Our operating performance is also subject to volatility in the price of our primary raw materials, aluminum and steel. These raw materials account for approximately 78% of our cost of sales. Changes in the cost of these raw materials are generally reflected in the selling prices for our products. Accordingly, fluctuations in our net sales and cost of sales may not be indicative of changes in the volume of products sold. In 2013, our net sales declined approximately $18.3 million as a result of lower selling prices driven by declining aluminum and steel costs.
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
The following table sets forth our statements of operations data expressed as a percentage of net sales for the years ended December 31, 2013, December 31, 2012 and December 30, 2011:

	Year Ended
	December 31, 2013	December 31, 2012	December 30, 2011
Statement of Earnings Data:
Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	84.7%	83.7%	84.1%
Selling and general (excluding depreciation and amortization)	9.1%	10.0%	9.8%
Depreciation and amortization	4.2%	4.2%	4.0%
Other operating charges	1.1%	0.8%	0.9%
Multiemployer pension withdrawal	—%	—%	0.1%
Income from operations	0.9%	1.3%	1.1%
Interest expense	(6.5)%	(6.6)%	(6.0)%
Other income (loss), net	0.9%	0.6%	(1.5)%
Loss before income taxes	(4.7)%	(4.7)%	(6.4)%
(Benefit from) provision for income taxes	(1.8)%	(0.2)%	0.4%
Net loss	(2.9)%	(4.5)%	(6.8)%

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012.

The following table sets forth net sales and income (loss) from operations data by segment for the years ended December 31, 2013 and December 31, 2012:

	Net Sales			Income (Loss) from Operations
	Year Ended			Year Ended
	December 31, 2013	December 31, 2012	Increase (Decrease)	December 31, 2013	December 31, 2012	Increase (Decrease)
	(dollars in millions)
U.S. Residential Products	$290.2	$281.1	3.2%	$18.9	$22.5	(16.0)%
U.S. Commercial Products	278.3	292.3	(4.8)%	(5.4)	(1.4)	(285.7)%
European Roll Coated Aluminum	193.5	196.1	(1.3)%	11.0	9.2	19.6%
European Engineered Products	64.7	67.6	(4.3)%	(6.8)	(6.6)	(3.0)%
Other Non-Allocated	—	—	—	(10.7)	(12.3)	13.0%
Totals	$826.7	$837.1	(1.2)%	$7.0	$11.4	(38.6)%

Net Sales.    Net sales includes revenue recognized from the sales of our products less provisions for returns, allowances, rebates and discounts. Our net sales declined $10.4 million, or 1.2%, to $826.7 million in 2013 compared to $837.1 million in 2012. Demand in our U.S. Commercial Products segment in 2013 was negatively impacted by continuing economic uncertainty in the commercial construction markets, while net sales in our U.S. Residential Products segment increased over the prior year, driven by increased in demand during the second and third quarters of 2013. Net sales for our European operating segments continue to be negatively impacted by economic uncertainty and reduced consumer confidence primarily in the RV and transportation end markets we serve. Demand for architectural and industrial projects in our European segments increased modestly despite market challenges in Western Europe, as a result of ongoing business development initiatives in emerging markets. Foreign currency translation resulted in an approximate $4.6 million increase in net sales during 2013 primarily as a result of the strengthening of the euro against the U.S. dollar compared to 2012.
Total net sales for our U.S. segments declined $4.9 million, or 0.9%, to $568.5 million in 2013 from $573.4 million in 2012.
Net sales in our U.S. Residential Products segment increased $9.1 million, or 3.2%, to $290.2 million in 2013 from $281.1 million in 2012. Sales of our patio covers and vinyl window products improved over the prior year driven by broader economic improvements in the residential repair and remodel sector. Demand for our roof drainage and roofing accessory products in both the home center and distributor markets also benefited from favorable weather conditions during the second and third quarters of 2013 compared to significant drought conditions experienced in the prior year. Higher demand in our end markets was partially offset by an overall decline in sales prices.
Net sales in our U.S. Commercial Products segment declined $14.0 million, or 4.8%, to $278.3 million in 2013 from $292.3 million in 2012. Net sales declines were primarily the result of lower demand in the post frame construction market combined with lower sales prices as a result of lower metal raw material costs. We believe the decline in demand was the result of continuing economic uncertainty in the commercial construction markets combined with excessive snow fall and extreme weather conditions throughout many of our core sales territories in the United States during the first and fourth quarters of 2013. Additionally, sales volume of specialty coated steel and aluminum coils declined in the current year. The declines were partially offset by higher net sales in the RV and transportation markets.
Total net sales for our European segments declined $5.5 million, or 2.1%, to $258.2 million in 2013 from $263.7 million in 2012. Foreign currency translation resulted in an approximate $4.6 million increase in net sales in 2013 primarily as a result of the strengthening of the euro against the U.S. dollar compared to 2012.

Net sales of our European Roll Coated Aluminum segment declined $2.6 million, or 1.3% , to $193.5 million in 2013 from $196.1 million in 2012. The decline in net sales was primarily due to lower demand for specialty coated coil and panels sold to OEMs in the RV industry. Demand in the RV market has been negatively impacted by adverse economic conditions in Europe which has resulted in economic uncertainty and lower consumer confidence. Demand for specialty coated aluminum coils and panels used in architectural and industrial applications and in the transportation industry increased over the prior year, despite the economic challenges in Western Europe, as a result of successful business development initiatives in emerging markets. Strengthening of foreign currencies, primarily the euro, increased net sales approximately $4.1 million compared to 2012.
Net sales of our European Engineered Products segment declined $2.9 million, or 4.3%, to $64.7 million in 2013 from $67.6 million in 2012. Demand in this segment has been negatively impacted by adverse economic conditions in Europe. Specifically, declines in net sales were primarily the result of lower demand for engineered components sold to suppliers in the transportation market and lower demand for residential windows, doors and shower enclosures sold to distributors and home improvement retailers in the UK. Sales declines in these markets were partially offset by increased demand for factory built holiday homes in the UK primarily as a result of increased production at a significant holiday home manufacturer. Strengthening of foreign currencies, primarily the euro, increased net sales approximately $0.5 million compared to 2012.
Cost of Goods Sold.    Cost of goods sold includes the cost of raw materials, manufacturing labor, packaging, utilities, freight, maintenance and other elements of manufacturing overhead. Cost of goods sold declined $1.0 million, or 0.1%, to $700.0 million in 2013 from $701.0 million in 2012. The decline in cost of goods sold is primarily related to volume declines in both our U.S. Commercial Products segment and European operating segments. Cost of goods sold also decreased as a result of lower metal raw material costs primarily in our U.S. Commercial Products segment in the current year compared to the prior year. Strengthening of foreign currencies, primarily the euro, increased cost of goods sold approximately $3.7 million compared to 2012.
Selling and General.    Selling and general expenses include salaries, benefits, incentive compensation, insurance, travel and entertainment and other administrative costs. Selling and general expenses declined $8.1 million, or 9.7%, to $75.4 million in 2013 from $83.5 million in 2012. Overall declines in sales volumes combined with restructuring and organizational initiatives in both North America and Europe resulted in an overall reduction in selling and general and other administrative costs. These initiatives, while undertaken in response to continued relative softness in demand, are expected to contribute to higher levels of operating performance as markets recover. Strengthening of foreign currencies, primarily the euro, increased selling and general expenses approximately $0.2 million compared to 2012.
Other Operating Charges. Other operating charges include costs related to restructuring initiatives including facility closures, relocation, severance, and acquisition costs. Other operating charges in 2013 increased $2.8 million to $9.2 million in 2013 from $6.4 million in 2012.
In 2013, other operating charges included $5.5 million in the European Engineered Products Segment primarily related to the relocation and consolidation of multiple plant facilities in the UK into one operating facility. These costs included $1.9 million of severance and relocation, a $1.6 million loss on the sale of land and buildings, a $1.1 million impairment of capitalized software costs as a result of the decision to abandon the implementation of an ERP system that did not align with the Company’s relocation and consolidation activities, and $0.9 million of severance costs for various social programs in France. Approximately $2.0 million related to a transition services agreement and various other expenses associated with the resignation of the Company’s chief executive officer in November 2013. The remaining $1.7 million of other operating charges were primarily comprised of severance and relocation costs in both the U.S. and Europe related to various organizational initiatives to reduce operating costs and improve efficiencies.
In 2012, other operating charges included $3.4 million in restructuring and relocation initiatives in the European Engineered Products segment, including $3.2 million in severance and relocation charges related to the relocation of multiple plant facilities in the UK into one operating location and $0.2 million of severance charges for various social programs in France. Other operating charges also included $1.7 million of severance and relocation in both the U.S. and Europe related to cost savings initiatives and restructuring activities, $1.0 million of legal and professional fees related to the Company's North America reorganization, and $0.3 million of costs related to the acquisition of CTI.

Depreciation and Amortization.    Depreciation and amortization increased $0.3 million, or 0.9%, to $35.1 million in 2013 from $34.8 million in 2012.
Income (Loss) From Operations.    As a result of the aforementioned items, our income from operations was $7.0 million for 2013, compared to $11.4 million for 2012.
Income (loss) from operations of our U.S. Residential Products segment declined $3.6 million to income of $18.9 million for 2013 from income of $22.5 million for 2012. The decline in income from operations resulted from an increase in other manufacturing costs primarily related to increases in labor, freight and packaging costs during the current year. The impact of higher manufacturing costs were partially offset by a decline in selling, general and administrative costs during the current year. Other operating charges, primarily non-recurring costs related to plant closures and other cost saving initiatives, also declined approximately $0.3 million from $0.6 million in 2012 to $0.3 million in 2013.
Income (loss) from operations of our U.S. Commercial Products segment declined $4.0 million to a loss of $5.4 million for 2013 from a loss of $1.4 million in 2012. This decrease is primarily the result of overall volume declines in 2013 combined with higher labor and warranty costs during the current year. Other operating charges in 2013 totaled approximately $0.6 million compared to approximately $0.3 million in 2012. Other operating charges were primarily related to various operational initiatives in North America.
Income (loss) from operations of our European Roll Coated Aluminum segment improved $1.8 million to income of $11.0 million for 2013 from income of $9.2 million for 2012. Operating income improved despite the overall decline in net sales primarily from a reduction in manufacturing and other operating costs as a result of operational cost savings initiatives. Income from operations in 2013 included approximately $0.5 million of other operating charges compared to $0.7 million in 2012. These initiatives are primarily related to severance and other expenses incurred to streamline operations and adjust to the continuing economic environment in Europe.
Income (loss) from operations of our European Engineered Products segment declined $0.2 million to a loss of $6.8 million for 2013 from a loss of $6.6 million for 2012. Income (loss) from operations in 2013 included approximately $5.5 million of other operating charges compared to approximately $3.4 million in 2012. Other operating charges are primarily comprised of costs related to the Company's decision to consolidate three operating facilities in the U.K. into one operating facility and the impairment of previously capitalized ERP costs. Excluding the impact of other operating charges, income (loss) from operations improved $1.9 million over the prior year. This improvement is a result of organizational initiatives to streamline operations and improve efficiency, as well as a focus on customer and product profitability initiatives.
Interest Expense.    Interest expense declined $0.8 million, or 1.5%, to $54.1 million in 2013 from $54.9 million in 2012.
Other Income (Loss), Net.    Other income (loss), net includes translation gains and losses on intercompany obligations, gains and losses on asset disposals, interest income and other income or expense items of a non-operating nature.
Other income (loss), net in 2013 of $7.4 million consisted primarily of translation gains on intercompany obligations due to the strengthening of the euro compared to the U.S. dollar totaling $7.6 million. Additionally, net gains of $0.2 million as a result of various legal settlements were offset by losses on forward foreign currency contracts of $0.4 million.
Other income (loss), net in 2012 of $5.0 million included translation gains of $4.9 million on intercompany obligations and a $0.5 million gain on the sale of the Elkhart facility and related assets. These gains were partially offset by a $0.3 million loss recognized on the Company's forward foreign exchange contracts.
Income Tax (Benefit) Provision.   We reported an income tax benefit of $14.8 million for 2013, as compared to an income tax benefit of $1.7 million for 2012. Benefit from income taxes during the year ended December 31, 2013 included a benefit of approximately $12.4 million related to the reversal of a reserve for an uncertain tax position taken in a prior period as a result of the expiration of the statute of limitations. We recognized approximately $9.0 million in previously unrecognized tax benefits and an additional $3.2 million related to the reversal of accrued interest and penalties associated with the position. Our effective tax rates were (37.2)% for 2013 and (4.5)% for 2012.

Our effective tax rate for the year ended December 31, 2013 differed from the U.S. statutory rate primarily due to the reversal of an uncertain tax position in the U.S. as a result of the expiration of the applicable statute of limitations. Other factors impacting the effective rate include lower tax rates of our foreign operations as compared to the U.S. federal rates, and recognition of valuation allowances related to net losses in the UK and for U.S. federal and state net operating losses.
Our effective tax rate for the year ended December 31, 2012 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, and recognition of valuation allowances related to net losses in the UK and for U.S. federal and state net operating losses. Our effective tax rate reflects a full valuation allowance on losses in the United States. Without a valuation allowance, earnings from the United States are generally taxed at rates higher than the foreign statutory tax rates. The effective tax rate also reflects a full valuation allowance on losses in the UK. A change in the mix of pretax income from the various tax jurisdictions can have a significant impact on our periodic effective tax rate.
Net Loss.    Our net loss was $24.9 million for 2013, as compared to a net loss of $36.8 million for 2012.
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

Net Sales.    Net sales include the revenue recognized from the sales of our products less provisions for returns, allowances, rebates and discounts. Our net sales declined $96.6 million, or 10.3%, to $837.1 million in 2012 compared to $933.7 million in 2011. The economic crisis in Europe significantly impacted demand in our end markets in 2012. Many architectural and industrial projects were delayed or curtailed. In addition, low consumer confidence and economic uncertainty negatively impacted the RV and transportation markets. In the U.S., modest recovery was evident in an overall increase in demand from customers served by our Commercial Products segment; however, demand in our U.S. Residential Products segment was negatively impacted by severe drought conditions. Net sales were also negatively impacted by lower selling prices necessitated by decreases in aluminum and steel raw material costs. Weaker foreign currencies, primarily the euro and British pound sterling, reduced net sales by approximately $16.8 million compared to 2011.
Total net sales for our U.S. segments declined $33.3 million, or 5.5%, to $573.4 million in 2012 from $606.7 million in 2011. Sales price decreases necessitated by lower aluminum and steel raw material costs resulted in net sales declines of approximately $26.0 million. Demand in our U.S. Residential Products segment was also negatively impacted by severe drought conditions and a mild winter during 2012. These net sales declines were partially offset by increased demand in certain of our U.S. Commercial Product markets during the current year.

Net sales of our U.S. Residential Products segment declined $24.3 million, or 8.0%, to $281.1 million in 2012 from $305.4 million in 2011. Demand from home centers and distributors in our U.S. Residential Products segment was negatively impacted by mild winter weather in the first quarter of 2012 followed by severe drought conditions throughout much of the United States. We believe the mild winter, with low levels of snow accumulation, and fewer severe storms resulted in fewer damaged roof drainage systems, affecting demand for our residential products. Demand from contractors for our vinyl windows and patio enclosures also declined reflecting broader trends in residential repair and remodeling activities. Net sales were also negatively impacted by price decreases necessitated by lower aluminum and other raw material costs. We estimate these price decreases resulted in an approximate 4.5% decline in net sales for the full year.
Net sales of our U.S. Commercial Products segment declined $9.0 million, or 3.0%, to $292.3 million in 2012 from $301.3 million in 2011. Net sales declines in our U.S. Commercial Products Segment were primarily due to lower selling prices resulting from a decline in raw material costs. We estimate that declining steel prices reduced net sales by approximately 4.1% compared to the prior year. This decline was partially offset by an increase in demand for roofing and siding sold in the post frame construction markets. Demand for products sold to OEMs in the RV and transportation markets also increased. These increases in net sales were offset by lower demand from distributors for specialty coated aluminum coil and declines in sales volumes of RV doors as a result of our decision to exit the U.S. RV door product line during the first quarter of 2012.
Total net sales for our European segments declined $63.3 million, or 19.4%, to $263.7 million in 2012 from $327.0 million in 2011. Net sales declines were primarily the result of weakening demand as a result of continuing economic uncertainty throughout Europe. The economic crisis resulted in the delay of architectural and industrial projects and lower consumer confidence resulted in declining demand for holiday home and caravan production throughout Europe. Weaker foreign currencies, primarily the euro and British pound sterling, reduced net sales approximately $16.8 million compared to 2011.

Net sales of our European Roll Coated Aluminum segment declined $47.4 million, or 19.5% , to $196.1 million in 2012 from $243.5 million in 2011. The decline in net sales was primarily due to lower demand for specialty coated coils and panels used in architectural and industrial projects and for specialty coated coils and panels sold to OEMs in the RV and transportation markets. Demand in these markets was negatively impacted by the continuing economic crisis in Europe which has resulted in delays in architectural and other large scale projects as a result of economic uncertainty. Weaker foreign currencies, primarily the euro and British pound sterling, reduced net sales approximately $13.4 million compared to 2011.

Net sales of our European Engineered Products segment declined $15.9 million, or 19.0%, to $67.6 million in 2012 from $83.5 million in 2011. Demand in this segment was negatively impacted by the continuing economic crisis in Europe. Specifically, declines in net sales were primarily the result of lower demand for residential windows, doors and shower enclosures sold to distributors and factory built holiday home manufacturers in the United Kingdom. These declines reflect lower levels of holiday home production and consumer spending in the UK markets. Declines in demand for engineered components sold to suppliers in the transportation market also negatively impacted sales in the current year. Weaker foreign currencies, primarily the euro and British pound sterling, reduced net sales approximately $3.4 million compared to 2011.

Cost of Goods Sold.    Cost of goods sold includes the cost of raw materials, manufacturing labor, packaging, utilities, freight, maintenance and other elements of manufacturing overhead. Cost of goods sold declined $84.2 million, or 10.7%, to $701.0 million in 2012 from $785.2 million in 2011. The decline in cost of goods sold is primarily related to volume declines in our European segments and in our U.S. Residential Products segment. Declines in aluminum and steel raw material costs in our U.S. segments in 2012 also resulted in an approximate $14.9 million decline in costs of goods sold. Weaker foreign currencies, primarily the euro and British pound sterling, reduced cost of goods sold approximately $14.0 million compared to 2011.

Selling and General.    Selling and general expenses include salaries, benefits, incentive compensation, insurance, travel and entertainment and other administrative costs. Selling and general expenses declined $7.9 million, or 8.6%, to $83.5 million in 2012 from $91.4 million in 2011. The consolidation of operations at multiple U.S. plant locations during 2012 and 2011, the simplification of our U.S. organizational structure and restructuring and cost saving initiatives in Europe resulted in an overall reduction in selling and general costs in 2012. Weaker foreign currencies, primarily the euro and British pound sterling, reduced selling and general expenses approximately $1.4 million compared to 2011.

Other Operating Charges. Other operating charges includes costs related to restructuring initiatives including facility closures, relocation, severance, and acquisition costs. Other operating charges in 2012 decreased $2.0 million to $6.4 million in 2012 from $8.4 million in 2011.

In 2012, other operating charges includes $5.1 million related to cost savings and restructuring initiatives including facility closures, relocation, and severance costs intended to reduce overhead and streamline operations in our U.S. and European segments. Approximately $1.0 million of tax consulting and legal and professional fees were incurred related to the Company's North America reorganization. The remaining $0.3 million is related to the acquisition of CTI in the third quarter of 2012.
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

Income (loss) from operations of our U.S. Residential Products segment improved $4.3 million to income of $22.5 million for 2012 from income of $18.2 million for 2011. Despite declining sales volumes and lower selling prices in 2012, we were able to achieve significant improvements in income from operations in our U.S. Residential Products segment. This improvement is primarily the result of lower selling and general costs due to the consolidation of plant locations and the simplification of our U.S. operating structure late in 2011 and continuing in the current year. Income from operations also improved approximately $1.2 million as a result of charges recorded in 2011 related to the early withdrawal from a multiemployer pension plan, as no significant similar charges were incurred during 2012. Other operating charges, primarily non-recurring costs related to plant closures and other cost saving initiatives, also declined approximately $0.4 million from $1.0 million in 2011 to $0.6 million in 2012.

Income (loss) from operations of our U.S. Commercial Products segment improved $2.5 million to a loss of $1.4 million for 2012 from a loss of $3.9 million in 2011. This increase is primarily related to higher sales volumes in the post frame construction markets and improved margins and sales volumes in the RV and transportation markets. Organizational initiatives to simplify our U.S. operating structure and consolidate operations at certain plant locations during 2011 also contributed to the improvement in operating income in 2012. Other operating charges in 2012 totaled approximately $0.3 million compared to approximately $0.9 million in 2011. Other operating charges were primarily related to our North America reorganization.

Income (loss) from operations of our European Roll Coated Aluminum segment declined $4.4 million to income of $9.2 million for 2012 from income of $13.6 million for 2011. Lower sales volumes were the primary driver of the decline in operating income in the current year. Income from operations in 2012 was also negatively impacted by approximately $0.7 million of other operating charges in 2012, primarily related to severance and other expenses incurred to streamline operations and adjust to the continuing economic environment in Europe.

Income (loss) from operations of our European Engineered Products segment declined $4.6 million to a loss of $6.6 million for 2012 from a loss of $2.0 million for 2011. Income (loss) from operations included approximately $3.2 million of severance and relocation costs related to the Company's decision to consolidate three operating facilities in the U.K. into one operating facility. The remaining decline was primarily due to lower sales volumes in this segment offset by slightly lower labor and overhead costs and selling and general expenses.

Interest Expense.    Interest expense declined $0.7 million, or 1.3%, to $54.9 million in 2012 from $55.6 million in 2011. The decline in interest expense was primarily due to the Company's issuance of new debt on March 18, 2011. The Company issued new senior secured notes at an interest rate of 9.50% and entered into the Senior Unsecured Loan Facility with an interest rate of 12.25%. The proceeds were used to settle outstanding amounts under the Company's then-existing First Lien Credit Facility, which carried a higher rate of interest. Accordingly, the Company's interest expense for the first quarter of 2011 was higher compared to the first quarter of 2012.

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

Other income (loss), net in 2011 of $14.1 million primarily included translation losses of $13.0 million on intercompany obligations and $1.5 million related to the extinguishment of indebtedness under the First Lien Credit Facility primarily related to the write-off of deferred financing fees. These losses were partially offset by a $0.6 million gain recognized on the Company's forward foreign exchange contracts.

Income Tax (Benefit) Provision.   We reported an income tax benefit of $1.7 million for 2012, as compared to tax expense of $3.3 million for 2011. Our effective tax rates were (4.5)% for 2012 and 5.6% for 2011.

Our effective tax rate reflects tax benefits derived from significant operations in the United States, which are generally taxed at rates higher than foreign statutory rates. A change in the mix of pretax income from the various tax jurisdictions can have a significant impact on the Company's periodic effective tax rate.

In 2012, our effective tax rate reflected the following:

•	A net charge of approximately $16.3 million related to recognition of valuation allowances against certain deferred tax assets.

•	A net benefit of approximately $6.3 million related to earnings taxed at different rates than the U.S. federal statutory rate.

In 2011, our effective tax rate reflected the following:

•	A net charge of approximately $24.7 million related to recognition of valuation allowances against certain deferred tax assets.

•	A net benefit of approximately $6.0 million related to earnings taxed at different rates than the U.S. federal statutory rate.

•	A net charge of approximately $2.9 million related to foreign dividends taxed in the United States at the statutory rate of 35%.

Net Loss.    Our net loss was $36.8 million for 2012, as compared to a net loss of $62.7 million for 2011.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, cash from operations and borrowings under the ABL Credit Facility. As of December 31, 2013, we had cash and cash equivalents of $9.0 million. Net cash used in operating activities was $(10.3) million for the year ended December 31, 2013 compared to net cash provided by operating activities of $4.0 million for the year ended December 31, 2012. As of December 31, 2013, we had $36.8 million outstanding and availability of $12.7 million under the ABL Credit Facility. The Dutch Revolving Credit Facility provides revolving credit financing of up to €15 million and had no outstanding borrowings at December 31, 2013.

Our ability to make payments on and to refinance our indebtedness, to fund planned capital expenditures and to satisfy our other capital and commercial commitments will depend on our ability to generate cash flow in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We believe our December 31, 2013 cash levels, together with our cash from operations and borrowings under the ABL Credit Facility, will be adequate to fund our cash requirements based on our current level of operations for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that net sales growth and operating improvements will be realized or that future borrowings will be available under the ABL Credit Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In particular, the availability under the ABL Credit Facility is determined based on a borrowing base which can decline due to various factors. See “Risk Factors-Risks Related to Our Notes-We may not be able to generate sufficient cash to service all of our indebtedness, including the Notes, and may not be able to refinance our indebtedness on favorable terms. If we are unable to do so, we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.”
Other risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, a decline in gross domestic product levels, weakening of the residential and nonresidential construction markets, commodity price risks and volatility related to increases in the cost of aluminum, steel or raw materials generally, our ability to protect our intellectual property, rising interest rates, the loss of key personnel, our ability to continue to invest in equipment, and a decline in relations with our key distributors and dealers. In addition, any of the other factors discussed under ‘‘Risk Factors’’ may also significantly impact our liquidity.
We are constantly evaluating our capital structure and alternatives to our debt structure. We may in the future seek to refinance all or part of our debt by entering into new credit facilities or issuing public or private debt or equity securities in the capital markets. We may seek to repurchase our debt from holders thereof. We cannot assure you that we would be successful in any such effort, which would be subject to market conditions, regulatory approval and numerous other factors beyond our control.
Our ability to refinance our indebtedness on favorable terms, or at all, is directly affected by global economic and financial conditions and other economic factors that are outside our control. In addition, our ability to incur secured indebtedness (which may enable us to achieve better pricing than the incurrence of unsecured indebtedness) depends in part on the covenants in our credit facilities, indenture and stockholders agreement and the value of our assets, which depends, in turn, on the strength of our cash flows, results of operations, economic and market conditions and other factors.
We are currently in compliance with our financial covenants relating to our debt. See Note 5 to our consolidated financial statements for more information regarding our debt covenants.
Notes
Our Notes consist of an aggregate principal amount of $375 million, which were issued pursuant to an indenture (the "Indenture") dated March 18, 2011, among Euramax Holdings, Euramax International, and certain of its domestic subsidiaries as guarantors, and Wells Fargo Bank, National Association, the Trustee. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Euramax Holdings and Amerimax Richmond Company, a 100% owned domestic subsidiary of Euramax International. The Notes bear interest at 9.50% per year and mature on April 1, 2016, unless earlier redeemed or repurchased by Euramax International. Interest is payable semi-annually on April 1 and October 1 of each year.
The Notes are secured by a first priority security interest in (i) substantially all of the assets of Euramax International and the guarantors (other than inventory and accounts receivable and related assets, which assets secure the ABL Credit Facility on a first priority basis) and (ii) all of Euramax International's capital stock and the capital stock of each material domestic restricted subsidiary owned by Euramax International or a guarantor and 65% of the voting capital stock and 100% of any non-voting capital stock of foreign restricted subsidiaries directly owned by us or a guarantor, and a second priority security interest in our inventory, receivables and related assets.

The Notes may be redeemed at Euramax International's option, in whole or in part, under the conditions specified in the Indenture plus accrued and unpaid interest to the redemption date, at the following redemption prices if redeemed during the 12-month period beginning on April 1 of the years indicated:

Year	Percentage
2013	107.125%
2014	104.750%
2015 and thereafter	100.000%

The Indenture governing the Notes contains restrictive covenants that limit, among other things, the ability of Euramax International and certain of its subsidiaries to incur additional indebtedness, pay dividends and make certain distributions, make other restricted payments, make investments, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates, in each case, subject to exclusions, and other customary covenants. These limitations also prohibit Euramax International's ability to transfer cash or assets to Euramax Holdings, whether by dividend, loan or otherwise. The Indenture also contains customary events of default. If Euramax International undergoes a change of control (as defined in the Indenture), Euramax International will be required to make an offer to repurchase the Notes at 101% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption.
Senior Unsecured Loan Facility
In March 2011, Euramax Holdings, Euramax International and certain of its domestic subsidiaries entered into the Senior Unsecured Loan Facility with investment funds Highland Capital Management, L.P. and Levine Leichtman Capital Partners, as lenders in the aggregate principal amount of $125.0 million. The Senior Unsecured Loan Facility was issued at 98% of par on March 18, 2011 and matures on October 1, 2016. The difference between the consideration received and the aggregate face amount ($1.5 million) is being amortized and recorded in interest expense using the effective interest rate method over the term. The Senior Unsecured Loan Facility bears interest at 12.25% per year in the event no election is made to pay interest in kind (PIK), and 14.25% (7.875% cash pay and 6.375% PIK) per annum in the event a PIK election is made. Euramax International may make a PIK election for up to six quarters during the term of the Senior Unsecured Loan Facility. The interest rate on outstanding borrowings at December 31, 2013 was 12.25%, as the Company has not made a PIK election.
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

Upon a change of control, Euramax International may be required to purchase all or a portion of the Senior Unsecured Loan Facility at a price equal to 101% of the principal amount plus accrued and unpaid interest. All obligations under the Senior Unsecured Loan Facility are unconditionally guaranteed by the Company and substantially all of Euramax International's existing and future direct and indirect wholly‑owned domestic material restricted subsidiaries.
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
ABL Credit Facility
On March 18, 2011, Euramax Holdings, Euramax International, certain of our domestic subsidiaries as borrowers, and certain of our domestic subsidiaries as guarantors, entered into the ABL Credit Facility, with various lenders, Regions Bank, as Collateral and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, and Regions Business Capital, as Sole Lead Arranger and Bookrunner. The ABL Credit Facility provides for revolving credit financing of up to $70 million, subject to a borrowing base.
On March 21, 2014, the ABL Credit Facility was amended to, among other items, (i) reduce the applicable margin rate for LIBOR borrowings from a range of 2.0% to 2.75% to 1.75% to 2.25% and reduce the applicable margin rate for Base Rate borrowings from a range of 1.0% to 1.75% to 1.0% to 1.25%, in each case, based on average excess availability rather than corporate credit ratings of the Company, (ii) reduce the minimum excess availability threshold to $1.0 million, (iii) reduce the fixed charge coverage ratio covenant from 1.15 to 1.00 and the minimum consolidated EBITDA covenant from $55.0 million to $52.0 million ($50.0 million for fiscal 2014), (iv) suspend the testing of the fixed charge coverage ratio during the occurrence of a Seasonal Overadvance B or Seasonal Overadvance C (in each case as defined below), (v) suspend the testing of the minimum consolidated EBITDA test during the occurrence of a Seasonal Overadvance A, and (vi) provide for the three mutually exclusive overadvance facilities as described below:
"Seasonal Overadvance A", in the amount of $15.0 million, is available to the Company from February 1 of each year through May 31 of each such year, subject to the Company demonstrating compliance with the fixed charge coverage ratio of 1.00:1.00, payment of a fee in the amount of 0.20% of the amount of such facility (the "Seasonal Overadvance Fee") and other customary conditions.
"Seasonal Overadvance B", in the amount of $9.0 million, is available to the Company from February 1 of each year through November 30 of each such year, subject to the Company demonstrating compliance with a U.S. fixed charge coverage ratio of at least 1.00:1.00, payment of the Seasonal Overadvance Fee (except to the extent already paid during such calendar year), maintenance of a U.S. fixed charge coverage ratio of at least 1.00:1.00 and other customary conditions.
"Seasonal Overadvance C", in the amount of the lesser of (i) $6.0 million and (ii) the sum of (a) 10% of the first component of the borrowing base and (b) 10% of the second component of the borrowing base, is available to the Company from February 1 of each year through August 22 of each such year, subject to the payment of the Seasonal Overadvance Fee (except to the extent already paid during such calendar year), maintenance of a minimum consolidated EBITDA over the trailing twelve months of $52.0 million ($50.0 million for fiscal 2014) and other customary conditions.
Prior to the amendment on March 21, 2014, borrowings under the ABL Credit Facility bore interest at a rate per annum equal to either (a) LIBOR plus an applicable margin or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Regions Bank as its "prime rate" for commercial loans, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR plus 1.00%, plus an applicable margin. The applicable margin was dependent upon the type of borrowings Euramax International has made under the ABL Credit Facility. At December 31, 2013, the applicable margins were 2.50% and 1.50% for LIBOR and Base Rate borrowings, respectively. The applicable margins were subject to the Company's corporate credit rating as determined from time to time by Standard and Poor's and Moody's Investors Service and ranged from 2.00% to 2.75% for LIBOR borrowings and 1.00% to 1.75% for Base Rate borrowings. The ABL Credit Facility requires Euramax International to pay a commitment fee ranging from 0.375% to 0.5%, based on the unutilized commitments. Euramax International is also required to pay customary letter of credit fees, including, without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

All obligations under the ABL Credit Facility are unconditionally guaranteed by Euramax Holdings, Euramax International and substantially all of our existing and future direct and indirect, wholly owned domestic restricted subsidiaries which are not borrowers. All obligations under the ABL Credit Facility and the guarantees of those obligations are secured, subject to certain exceptions, by a first-priority security interest in Euramax International's and the guarantors' inventory and accounts receivable and related assets, which we refer to as the ABL Collateral, and a junior-priority security interest in (i) substantially all of Euramax International's and the guarantors' assets (other than inventory and accounts receivable and related assets, which assets secure the ABL Credit Facility on a first priority basis) and (ii) all of Euramax International's capital stock and the capital stock of each material domestic restricted subsidiary owned by Euramax International or a guarantor and 65% of the voting capital stock and 100% of any non-voting capital stock of foreign restricted subsidiaries directly owned by Euramax International or a guarantor, which we refer to collectively as the Notes Collateral. The security interests are granted in accordance with the Amended and Restated Pledge and Security Agreement dated March 18, 2011, by and among Euramax Holdings, the other grantors party thereto and Regions Bank as Agent.
The ABL Credit Facility contains affirmative and negative covenants customary for this type of financing, including, but not limited to, financial covenants requiring Euramax International to meet a minimum consolidated EBITDA of $52.0 million ($50.0 million for fiscal 2014) and a minimum consolidated fixed charge coverage ratio of at least 1.00 to 1.00 when excess availability is less than 12.5% of the lesser of the aggregate amount of commitments outstanding at such time and the borrowing base. As of December 31, 2013, excess availability exceeded 12.5% of the borrowing base, and therefore, Euramax International was not required to meet the minimum consolidated fixed charge coverage ratio. Additionally, restrictive covenants limit the ability of Euramax Holdings, Euramax International, and certain of our subsidiaries to incur liens, incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, consolidate, merge or sell all or substantially all of their assets, pay dividends or make other distributions, make certain loans and investments, amend or otherwise alter the terms of documents related to certain of their indebtedness, enter into transactions with affiliates and prepay certain indebtedness, in each case, subject to exclusions and other customary covenants.
Dutch Revolving Credit Facility
In February 2012, the Company's wholly owned subsidiary Euramax Coated Products, B.V., entered into the Dutch Revolving Credit Facility. The Dutch Revolving Credit Facility provides revolving credit financing of up to €15 million and matures on April 1, 2016. Borrowings under the Dutch Revolving Credit Facility bear interest at a rate per annum which is the aggregate of the average one month Euribor rate over a calendar month plus a margin of 2% and requires payment of a commitment fee of 0.35% per annum on the nominal amount of the credit facility. All obligations under the Dutch Revolving Credit Facility are secured by a mortgage on the real estate of Euramax Coated Products, B.V., a pledge on present and future machinery and present and future accounts receivable balances of Euramax Coated Products, B.V. There were no outstanding borrowings under the Dutch Revolving Credit Facility at December 31, 2013 and $20.6 million was available to be drawn on the Dutch Revolving Credit Facility.
The Dutch Revolving Credit Facility contains financial and non-financial covenants customary for this type of financing. Financial covenants include, but are not limited to, a minimum annual EBITDA target and a minimum amount of risk-bearing capital for Euramax Coated Products, B.V., both measured at the Company's fiscal year end. The Dutch Revolving Credit Facility also contains a clause limiting further indebtedness. As of December 31, 2013, Euramax Coated Products, B.V. was in compliance with all covenants.

Covenant Ratios Contained in the Indenture Governing the Notes, the ABL Credit Facility and the Senior Unsecured Loan Facility.

The Indenture governing the Notes and the Senior Unsecured Loan Facility contain two material covenants which utilize financial ratios. These covenants do not require Euramax International to maintain specified ratio levels at all times or at regular intervals. However, if Euramax International elected to incur additional indebtedness under the ratio test without having availability under other debt baskets, or make restricted payments under the restricted payment covenant without having availability under our restricted payment baskets, non-compliance with these covenants could result in an event of default under the Indenture and, under certain circumstances, a requirement to immediately repay all amounts outstanding under the Notes and could trigger a cross-default under our credit facilities or other indebtedness Euramax International may incur in the future. Euramax International is permitted to incur indebtedness under the Indenture and the Senior Unsecured Loan Facility if the ratio of Consolidated Cash Flow to Fixed Charges on a pro forma basis (referred to in the Indenture and the Senior Unsecured Loan Facility as the "Fixed Charge Coverage Ratio") is greater than 2:1 or, if the ratio is less, only if the indebtedness falls into specified debt baskets, including, for example, a credit agreement debt basket, an existing debt basket, a capital lease and purchase money debt basket, an intercompany debt basket, a permitted guarantee debt basket, a hedging debt basket, a receivables transaction debt basket and a general debt basket. In addition, under the Indenture and Senior Unsecured Loan Facility, Euramax International is permitted to incur secured debt only if the ratio of Consolidated Secured Indebtedness to Consolidated Cash Flow on a pro forma basis (referred to in the Indenture and the Senior Unsecured Loan Facility as the "Secured Debt Ratio") is equal to or less than 3.75:1.00. Second, the restricted payment covenant provides that Euramax International may declare certain dividends, or repurchase equity securities, in certain circumstances only if the Fixed Charge Coverage Ratio is greater than 2:1. In addition, under the ABL Credit Facility, Euramax International is required to meet a minimum consolidated Fixed Charge Coverage Ratio of at least 1.00:1.00 when excess availability is less than 12.5% of the lesser of the aggregate amount of commitments outstanding at such time and the borrowing base.
As used in the calculation of the Fixed Charge Coverage Ratio and the Secured Debt Ratio under the Indenture governing the Notes, Consolidated Cash Flow, commonly referred to as Adjusted EBITDA, is calculated by adding Consolidated Net Income, provision for taxes based on income or profits or capital gains, fixed charges, the amount of any minority interest expense, depreciation and amortization and other non-cash expenses or charges, the amount of any integration costs or other business optimization expenses or costs deducted (and not added back) in such period in computing Consolidated Net Income incurred in connection with acquisitions, any extraordinary, non-recurring or unusual gain or loss or expense, together with any related provision for taxes, to the extent deducted in computing such Consolidated Net Income, the amount of cash restructuring charges not to exceed (x) $10.0 million in any twelve month period and (y) $25.0 million in the aggregate (through the maturity of the Notes), to the extent deducted in computing such Consolidated Net Income, and subtracting non-cash items increasing such Consolidated Net Income for such period, other than the accrual of revenue in the ordinary course of business.
In calculating the Fixed Charge Coverage Ratio, Consolidated Cash Flow is further adjusted on an annual basis by giving pro forma effect to acquisitions, dispositions, refinancings, restructurings and operating changes that occurred in the prior four quarters, including certain cost savings and synergies expected to be obtained in the succeeding twelve months. In addition, the term Net Income is adjusted to exclude any dividends on preferred stock, and the term Consolidated Net Income is adjusted to exclude, among other things, the non-cash impact attributable to the application of the purchase method of accounting in accordance with GAAP and the cumulative effect of a change in accounting principles.

The following table sets forth the Fixed Charge Coverage Ratios and Secured Debt Ratio as of December 31, 2013:

			Ratios
	Covenant Measure		As of and for the Twelve Months Ended December 31, 2013
Fixed Charge Coverage Ratio under the Indenture	Minimum of 2.0x	(1)	0.81x
Fixed Charge Coverage Ratio under the ABL Credit Facility	Minimum of 1.15x	(2)	0.75x
Secured Debt Ratio under the Indenture	Maximum of 3.75x	(1)	7.65x
_______________________________________

(1)
The Fixed Charge Coverage Ratio and the Secured Debt Ratio under the Indenture and the Senior Unsecured Loan Facility limits the ability of Euramax International and its restricted subsidiaries to incur additional indebtedness and make restricted payments. As of December 31, 2013, Euramax International did not meet the Fixed Charge Coverage Ratio and the Secured Debt Ratio under the Indenture and the Senior Unsecured Loan Facility. However, since Euramax International has not incurred any additional indebtedness or made any restricted payments pursuant to the provisions in the Indenture and the Senior Unsecured Loan Facility that rely on such ratios, there are no events of default or other penalties incurred as a result of not meeting the minimum or exceeding the maximum ratios.

(2)
Under the ABL Credit Facility, Euramax International is only required to meet the Minimum Consolidated Fixed Charge Coverage Ratio when excess availability is less than 12.5%. As of December 31, 2013, because excess availability under the ABL Credit Facility exceeded 12.5% of the borrowing base, Euramax International was not required to meet the Minimum Consolidated Fixed Charge Coverage Ratio under the ABL Credit Facility.

Cash Flows

	Year Ended
	December 31, 2013	December 31, 2012	December 30, 2011
	(in thousands)
Net cash (used in) provided by operating activities	$(10,315)	$3,985	$18,596
Net cash used in investing activities	(8,396)	(12,264)	(9,717)
Net cash provided by (used in) financing activities	18,095	8,246	(17,634)
Effect of exchange rate changes on cash	(431)	(4,270)	(1,820)
Net decrease in cash and cash equivalents	$(1,047)	$(4,303)	$(10,575)

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012 and Year Ended December 30, 2011.

Operating Activities.    Cash used in operating activities in 2013 of $10.3 million reflects working capital changes during the current year primarily driven by declines in accounts payable and other current liabilities. These changes in working capital combined with costs related to various relocation and cost savings initiatives throughout both our U.S. and European business contributed to the net cash used in operating activities.
Cash provided by operating activities in 2012 of $4.0 million reflects a decline in working capital, primarily related to lower net sales, offset by income taxes paid of $5.5 million related to European earnings in 2010.
Cash provided by operating activities in 2011 was $18.6 million. In 2011, the Company implemented initiatives to reduce inventory levels and other working capital requirements. Additionally, the timing of interest payments on the Company's then-existing Senior Secured Credit Facility had a positive impact on operating cash flow when compared to the prior year.
Investing Activities.    Cash used in investing activities in 2013 was $8.4 million. Capital expenditures of $10.7 million were offset by asset sales of $2.3 million in 2013, including $2.0 million received from the sale of multiple operating facilities in our European Engineered Products segment as a result of the consolidation of multiple facilities.

Cash used in investing activities in 2012 was $12.3 million. The primary use of cash for investing activities was the purchase of CTI in the third quarter of 2012 for $6.4 million. Capital expenditures of $7.1 million in 2012 were offset by $1.3 million of proceeds from the sale of assets in 2012.
Cash used in investing activities in 2011 was $9.7 million. Capital expenditures of $10.2 million in 2011 were offset by $0.4 million of proceeds from the sale of assets.
Financing Activities.    Net cash provided by financing activities during 2013 of $18.1 million consisted primarily of net borrowings under the ABL Credit Facility of $18.3 million offset by $0.2 million of debt issuance costs related to the amendment of our ABL Credit Facility.
Cash provided by financing activities during 2012 of $8.2 million consisted primarily of net borrowings under the ABL Credit Facility of $8.3 million.
Cash used in financing activities during 2011 consisted of $17.6 million. Net borrowings under the ABL Credit Facility of $10.2 million and borrowings from the issuance of the Notes during 2011 totaling $375.0 million were offset by cash payments of $412.0 million to settle outstanding borrowings under the First Lien Credit Facility of $514.7 million. The remaining $102.7 million in outstanding loans under the then-existing First Lien Credit Facility were exchanged by various lenders along with cash of $19.8 million in exchange for $125.0 million aggregate principal amount of indebtedness under the Senior Unsecured Loan Facility. Payments of debt issuance costs totaled $10.6 million.
Capital Expenditures
Our capital expenditures in 2013, 2012 and 2011 were $10.7 million, $7.1 million and $10.2 million, respectively. Capital expenditures related to the implementation of our ERP system in the United States were $0.2 million, $0.8 million and $1.5 million in 2013, 2012 and 2011, respectively. The balance of capital expenditures in each period relates primarily to purchases and upgrades of coil coating, fabricating, transportation and material moving and handling equipment.
We have made and will continue to make capital expenditures to comply with environmental laws and regulations. Our environmental capital expenditures for the year ending December 31, 2013 were not significant.
Working Capital Management
Working capital increased $4.0 million, or 4.8%, to $88.0 million as of December 31, 2013 from $84.0 million as of December 31, 2012. The working capital increase is primarily related to a reduction in accrued expenses and cash on hand as of December 31, 2013 compared to December 30, 2012.
Inventories of $89.8 million as of December 31, 2013 increased $0.5 million, or 0.6%, from $89.3 million as of December 31, 2012. Higher inventory levels in 2013 reflect an investment to support planned net sales growth in 2014. As of December 31, 2013, days sales in inventories was 46.8 days, consistent with 46.8 days as of December 31, 2012.
Accounts receivable of $74.0 million as of December 31, 2013 increased $0.1 million, or 0.1%, from $73.9 million as of December 31, 2012. As of December 31, 2013, days sales outstanding in accounts receivable were 32.7 days, compared to 32.4 days as of December 31, 2012.
Other current assets of $7.0 million as of December 31, 2013 increased $2.2 million, or 45.8%, from $4.8 million as of December 31, 2012. Increases in other current assets is driven primarily by the funding of employee payroll prior to year-end, increases in workers compensation dividends receivable and various other items.
Accounts payable of $57.3 million as of December 31, 2013 increased $1.4 million, or 2.5%, from $55.9 million as of December 31, 2012. Accrued expenses of $26.4 million as of December 31, 2013 decreased $4.3 million, or 14.0%, from $30.7 million as of December 31, 2012.

Capital and Commercial Commitments
In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of December 31, 2013 relating to long-term debt, operating leases, unconditional purchase obligations and other specified capital and commercial commitments. This table does not include information on our recurring purchases of materials for use in production, as our raw materials purchase contracts do not require fixed or minimum quantities. These tables also exclude payments relating to income tax due to the fact that, at this time, we cannot determine either the timing or the amounts of payments for all periods beyond 2013 for certain of these liabilities. Future events could cause actual payments to differ from these amounts. See "Cautionary Statement Regarding Forward-Looking Statements."

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Contractual Obligations (1)
Long-term debt (2)	$536.8	$36.8	$500.0	$—	$—
Interest on long-term debt (3)	116.0	52.0	64.0	—	—
Non-cancellable operating leases (4)	36.8	7.3	9.7	5.1	14.7
Unconditional purchase obligations (5)	15.7	15.7	—	—	—
Total	$705.3	$111.8	$573.7	$5.1	$14.7
_______________________________________

(1)
Income tax liabilities, including accrued interest and penalties related to unrecognized tax benefits, totaling $2.4 million, are not included in this table as the settlement period for our income tax liability cannot be determined.

(2)
Long-term debt amortization is based on the contractual terms of our credit facilities and assumes no additional borrowings under the ABL Credit Facility. Payments due less than 1 year totaling $36.8 million represent amounts outstanding on the ABL Credit Facility of which payments and borrowings are made on a daily basis.

(3)	Interest payments are based on interest rates in effect at December 31, 2013.

(4)	We lease various facilities and equipment under non-cancelable operating leases for various periods.

(5)	We have commitments to purchase aluminum ingot and coil at a fixed market price for future delivery. These contracts are for normal sales and purchases and are not accounted for as derivatives.

In addition, we sponsor defined benefit pension plans for the benefit of certain of our employees located in the United Kingdom (the "UK Plan") and the United States (the "U.S. Plan"). We curtailed the accrual of participant benefits under the UK Plan effective March 31, 2009. At December 31, 2013 the fair market value of the UK Plan assets was $30.2 million, or $19.9 million less than the projected benefit obligation of the UK Plan. In the first quarter of 2010, we froze future benefit accruals under our U.S. defined benefit pension plan. At December 31, 2013 the fair market value of the U.S. Plan assets was $9.3 million, or $2.3 million less than the projected benefit obligation of the U.S. Plan.
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
Our cost of goods sold is subject to inflationary pressures and price fluctuations of the raw materials we use, particularly the cost of aluminum and steel. In addition, we are party to certain leases that contain escalator clauses contingent on increases based on changes in the Consumer Price Index. We believe that inflation and/or deflation had a minimal impact on our overall operations during the fiscal years 2013, 2012 and 2011.
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
Allowance for Doubtful Accounts, Inventory Realizability and Obsolescence and Warranty Reserves
We record trade accounts receivable at net realizable value. This value includes an allowance for doubtful accounts based on historical experience, the level of past-due accounts based on the contractual terms of the receivables, current economic conditions and an evaluation of the relevant customer's credit worthiness. We charge off accounts receivable against the allowance for doubtful accounts when it is probable that the receivable will not be recovered.
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
We make estimates and assumptions related to establishing reserves and allowances for doubtful accounts, inventory obsolescence and warranty costs. Ranges of estimates are developed based upon historical experience, specifically identified conditions and management expectations for the future occurrence of certain events. In the event that actual results differ from these estimates or we adjust these estimates in future periods, adjustments to the amounts recorded could materially impact our financial position and results of operations. Historically, our experience has not been materially different than our estimates. There have been no significant changes in the assumptions used to develop our estimates in establishing reserves and allowances for doubtful accounts, inventory obsolescence and warranty costs from fiscal year 2011 to fiscal year 2013 and no significant changes are anticipated for fiscal year 2014.

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
Goodwill and Intangible Assets
Our goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and identifiable intangible assets acquired. Goodwill has been assigned to multiple reporting units at either the operating segment, or one level below, primarily based upon the nature of discrete businesses comprising the Company's operations. We test our goodwill for impairment annually on the first day of our fourth quarter or more frequently if events or circumstances indicate the potential for impairment. For impairment testing purposes, we have identified five reporting units at the operating segment level, primarily based upon the nature of discrete businesses comprising our operations. As of December 31, 2013, goodwill has been allocated to four of the identified reporting units. Two operating segments are below the required quantitative thresholds and have been aggregated into one reporting segment, European Engineered Products.
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
The following table is a summary of the key assumptions and results of our step-one test as of September 30, 2013, comparing the fair value of each reporting unit to the carrying value:

	Key Assumptions
Reporting Units	Discount Rate	Terminal Growth Rate	% Fair Value Exceeds Carrying Value as of September 30, 2013	Goodwill as of September 30, 2013
				(in thousands)
U.S. Residential Products	11.00%	3.0%	85.9%	$72,291
U.S. Commercial Products	12.00%	3.0%	21.8%	9,067
European Roll Coated Aluminum	11.00%	3.0%	20.8%	107,676
European Engineered Products
Ellbee Limited	11.00%	3.0%	298.8%	12,586
				$201,620

We make various assumptions, including assumptions regarding future cash flows, market multiples, growth rates and discount rates, in our assessment of goodwill for impairment. The assumptions about future cash flows and growth rates are based on the current business plans of the reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the reporting unit. These assumptions and estimates are complex and often subjective. They are sensitive to changes in underlying assumptions and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. As of September 30, 2013, the fair value for the U.S. Commercial Products and European Roll Coated Aluminum reporting units exceeded carrying value by approximately 21.8% and 20.8%, respectively. Significant estimates and assumptions were used in determining the fair value of the reporting units and changes in estimates could have a significant impact on the estimated fair value. For example, a 1.0% increase in the discount rate or a 0.5% decrease in the terminal growth rate for the U.S. Commercial Products segment would result in a change in the fair value of $7.9 million or $1.6 million, respectively, and could result in future impairments. Also, a 1.0% increase in the discount rate or a 0.5% decrease in the terminal growth rate for the European Roll Coated Aluminum segment would result in a change in the fair value of $13.7 million or $5.0 million, respectively, and could result in future impairments.
Based on the results of our annual impairment test, we did not determine that any reporting unit was at risk for failing step one. No impairment charges were recorded based upon impairment testing performed in 2013, 2012 or 2011. We will continue to analyze changes in assumptions in future periods.
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
Income Taxes
We account for income taxes using the asset and liability method of accounting. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable for future years to differences between financial statement and tax bases of existing assets and liabilities. We establish valuation allowances if we believe it is more likely than not that some or all of the deferred tax assets will not be realized. We do not recognize a tax benefit unless we conclude that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met a tax benefit is recognized and measured as the largest amount of the tax benefit that in our judgment is greater than 50 percent likely to be realized. Interest and penalties related to unrecognized tax positions are recorded in (benefit from) provision for income taxes in our consolidated financial statements.
Revenue Recognition
We recognize revenue when persuasive evidence of an agreement exists, delivery has occurred, our price to the buyer is fixed and determinable and collectability is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership.
Recently Issued Accounting Standards
See Note 1 to our consolidated financial statements included elsewhere in this report.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in currency exchange rates (primarily the euro and British pound sterling), interest rates and commodity prices (primarily aluminum and steel).
Foreign Currency Exchange Risk
Approximately 31.2% of our net sales for the year ended December 31, 2013 and approximately 31.5% of our net sales for the year ended December 31, 2012 originated in Europe. Although our sales outside the United States are subject to exchange rate fluctuations, we have not historically and currently do not use derivatives to manage our foreign currency exchange risks resulting from foreign sales.
In 2013, we entered into certain forward contracts to buy or sell currencies at a predetermined rate or price to mitigate uncertainty or volatility, and to cover underlying exposure to certain payments in currencies other than the functional currency. The Company has not designated these contracts for hedge accounting treatment and, therefore, the fair value of gains and losses on these contracts are recorded in other income (loss), net. For the years ended December 31, 2013, December 31, 2012 and December 30, 2011, the Company has recognized a loss of $0.4 million, a loss of $0.3 million and a gain of $0.6 million, respectively, in other income (loss), net. The total notional value of derivatives related to our foreign exchange contracts totaled approximately $9.4 million and $9.0 million as of December 31, 2013 and December 31, 2012, respectively. Changes in foreign exchange rates affect other income (loss), net related to the remeasurement of inter-company amounts that are not of a long-term investment nature into local currencies.
Interest Rate Risk
We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our senior secured notes and our senior unsecured loan facility. Our floating rate exposure is related to our ABL and Dutch Revolving credit facilities, which are tied to changes in the LIBOR and Euribor rates, respectively.
We had no interest rate swap contracts outstanding during the years ended December 31, 2013, December 31, 2012, or December 30, 2011.

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

We have audited the accompanying consolidated balance sheets of Euramax Holdings, Inc. and subsidiaries as of December 31, 2013 and December 31, 2012, and the related consolidated statements of operations, comprehensive operations, changes in equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Euramax Holdings, Inc. and subsidiaries at December 31, 2013 and December 31, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Atlanta, Georgia March 28, 2014

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$8,977	$10,024
Accounts receivable, less allowances of $2,235 and $2,751 in 2013 and 2012, respectively	73,996	73,876
Inventories, net	89,760	89,294
Income taxes receivable	982	1,527
Deferred income taxes	580	907
Other current assets	7,008	4,789
Total current assets	181,303	180,417
Property, plant, and equipment, net	130,114	141,208
Goodwill	204,053	199,375
Customer relationships, net	40,631	54,589
Other intangible assets, net	7,073	7,475
Deferred income taxes	87	68
Other assets	8,712	11,290
Total assets	$571,973	$594,422

Liabilities and shareholders' (deficit) equity
Current liabilities:
Accounts payable	$57,262	$55,883
Accrued expenses	26,366	30,667
Accrued interest payable	9,020	9,017
Deferred income taxes	605	847
Total current liabilities	93,253	96,414
Long-term debt	535,396	516,674
Deferred income taxes	18,980	20,419
Other liabilities	32,907	46,907
Total liabilities	680,536	680,414

Shareholders' (deficit) equity:
Class A common stock—$1.00 par value; 600,000 shares authorized, 194,852 issued and outstanding in 2013 and 188,938 issued and outstanding in 2012	195	189
Class B convertible restricted voting common stock—$1.00 par value; 600,000 shares authorized, no shares issued in 2013 and 2012	—	—
Additional paid-in capital	724,071	721,869
Accumulated loss	(843,750)	(818,855)
Accumulated other comprehensive income	10,921	10,805
Total shareholders' (deficit) equity	(108,563)	(85,992)
Total liabilities and shareholders' (deficit) equity	$571,973	$594,422

See accompanying notes.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended
	December 31, 2013	December 31, 2012	December 30, 2011
Net sales	$826,672	$837,140	$933,678
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	699,962	701,045	785,165
Selling and general (excluding depreciation and amortization)	75,428	83,492	91,421
Depreciation and amortization	35,099	34,784	37,194
Other operating charges	9,165	6,425	8,404
Multiemployer pension withdrawal	—	39	1,200
Income from operations	7,018	11,355	10,294
Interest expense	(54,078)	(54,858)	(55,579)
Other income (loss), net	7,404	5,012	(14,117)
Loss before income taxes	(39,656)	(38,491)	(59,402)
(Benefit from) provision for income taxes	(14,761)	(1,723)	3,315
Net loss	$(24,895)	$(36,768)	$(62,717)

See accompanying notes.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(in thousands)

	Year Ended
	December 31, 2013	December 31, 2012	December 30, 2011
Net loss	$(24,895)	$(36,768)	$(62,717)
Other comprehensive income (loss):
Foreign currency translation adjustment	(815)	80	2,380
Pension liability adjustments, net of tax expense of $1,193, $225 and $45 in 2013, 2012 and 2011, respectively	931	953	(5,837)
Total other comprehensive income (loss)	$116	$1,033	$(3,457)
Total comprehensive loss	$(24,779)	$(35,735)	$(66,174)

See accompanying notes

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(in thousands)

				Accumulated Other Comprehensive Income
	Common Stock	Additional Paid-in Capital	Accumulated Loss	Foreign Currency Translation Adjustment	Pension Plan Liability Adjustment	Totals
Balance at December 31, 2010	$182	$715,790	$(719,370)	$17,636	$(4,407)	$9,831

Net loss	—	—	(62,717)	—	—	(62,717)
Other comprehensive (loss) income, net of tax	—	—	—	2,380	(5,837)	(3,457)
Issuance of shares pursuant to share-based payment plans	3	(3)	—	—	—	—
Share-based compensation	—	3,050	—	—	—	3,050
Balance at December 30, 2011	185	718,837	(782,087)	20,016	(10,244)	(53,293)

Net loss	—	—	(36,768)	—	—	(36,768)
Other comprehensive income, net of tax	—	—	—	80	953	1,033
Issuance of shares pursuant to share-based payment plans	4	(4)	—	—	—	—
Share-based compensation	—	3,036	—	—	—	3,036
Balance at December 31, 2012	189	721,869	(818,855)	20,096	(9,291)	(85,992)

Net loss	—	—	(24,895)	—	—	(24,895)
Other comprehensive income (loss), net of tax	—	—	—	(815)	931	116
Issuance of shares pursuant to share-based payment plans	6	(6)	—	—	—	—
Share-based compensation	—	2,208	—	—	—	2,208
Balance at December 31, 2013	$195	$724,071	$(843,750)	$19,281	$(8,360)	$(108,563)

See accompanying notes.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31, 2013	December 31, 2012	December 30, 2011
Operating activities
Net loss	$(24,895)	$(36,768)	$(62,717)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization	35,099	34,784	37,194
Amortization of deferred financing fees	2,197	1,983	1,476
Amortization of debt discount	451	406	282
Loss on extinguishment of First Lien Credit Facility	—	—	1,477
Pay-in-kind interest	—	—	6,793
Share-based compensation	2,208	3,036	3,050
Provision for doubtful accounts	290	364	18
Foreign exchange (gain) loss	(7,700)	(347)	14,225
Loss (gain) on sale or disposal of assets	2,766	(444)	330
Deferred income taxes	(3,046)	(2,218)	803
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	683	10,749	(177)
Inventories	409	(4,561)	6,261
Other current assets	(2,184)	(219)	(620)
Accounts payable and other current liabilities	(3,846)	1,370	8,353
Income taxes payable	(10,433)	(2,467)	2,716
Other noncurrent assets and liabilities	(2,314)	(1,683)	(868)
Net cash (used in) provided by operating activities	(10,315)	3,985	18,596
Investing activities
Proceeds from sale of assets	2,346	1,321	434
Capital expenditures	(10,742)	(7,140)	(10,151)
Purchase of a business, net of cash acquired	—	(6,445)	—
Net cash used in investing activities	(8,396)	(12,264)	(9,717)
Financing activities
Net borrowings on ABL Credit Facility	18,270	8,280	10,205
Deferred financing fees	(175)	(34)	(10,623)
Net repayments on First Lien Credit Facility	—	—	(412,028)
Borrowings under Senior Secured Notes	—	—	375,000
Borrowings under Senior Unsecured Notes	—	—	19,812
Net cash provided by (used in) financing activities	18,095	8,246	(17,634)
Effect of exchange rate changes on cash	(431)	(4,270)	(1,820)
Net decrease in cash and cash equivalents	(1,047)	(4,303)	(10,575)
Cash and cash equivalents at beginning of year	10,024	14,327	24,902
Cash and cash equivalents at end of year	$8,977	$10,024	$14,327
Supplemental cash flow information
Income taxes (refunded) paid, net	$(175)	$5,488	$107
Interest paid, net	$52,220	$52,157	$41,364
Significant noncash financing activities
Exchange of First Lien Credit Facility for Senior Unsecured Loan Facility	$—	$—	$102,688

See accompanying notes.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

1.    Operations and Summary of Significant Accounting Policies

Nature of Operations and Organization

Euramax Holdings, Inc. and Subsidiaries (the "Company") is an international producer of residential and commercial building materials and recreational vehicle, or RV, exterior components. The Company's core building products include aluminum, steel, vinyl and copper roof drainage products, steel roofing and siding, and specialty coated aluminum coil. In addition, the Company sells an extensive line of accessory products, including roofing and siding hardware, trim parts and roof drainage accessories. The Company's core RV products include aluminum siding and roofing. The Company sells its products to a wide range of customers, including distributors, contractors, and home improvement retailers, as well as RV and transportation original equipment manufacturers, or OEMs. The Company's manufacturing and distribution network consists of 36 strategically located facilities, of which 31 are located in North America and five are located in Europe. The Company's sales volumes have historically been higher in the second and third quarters due to the seasonal demand of the building products markets served.
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
On August 14, 2012, the Company acquired Cleveland Tubing, Inc. ("CTI") for approximately $6.4 million, net of cash acquired. CTI is a developer and manufacturer of corrugated plastic parts, including collapsible and flexible specialty drainage products, sold through the Company's U.S. Residential Products segment. The results of operations for CTI have been included in the Company’s consolidated financial statements as of and from the date of the acquisition. The Company allocated the purchase price to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. The acquired assets of CTI consisted primarily of accounts receivable, property, plant and equipment, and inventories. The liabilities assumed generally consisted of accounts payable and accrued liabilities.
Fiscal Year
The Company historically operated on a 52 or 53 week fiscal year ending on the last Friday in December. Beginning in 2012, the fiscal year ends on December 31 regardless of the day of the week on which December 31 falls. Fiscal year 2011 ended December 30. The Company's fiscal year consisted of 52 weeks for the years ended December 31, 2013, December 31, 2012 and December 30, 2011.
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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

1.    Operations and Summary of Significant Accounting Policies (Continued)

Accounts Receivable
Accounts receivable are comprised of trade accounts receivable and other receivables. Trade accounts receivable are recorded at net realizable value and totaled $69.8 million and $69.3 million as of December 31, 2013 and December 31, 2012, respectively. This value includes an allowance for estimated uncollectible accounts, returns and allowances, cash discounts and other adjustments. The allowance for doubtful accounts is based on historical experience, the level of past-due accounts based on the contractual terms of the receivables, current economic conditions and an evaluation of the customers' credit worthiness. Accounts receivable are charged against the allowance for doubtful accounts when it is probable that the receivable will not be recovered.
Activity in the allowance for doubtful accounts was as follows:

	2013	2012	2011
Balance, beginning of year	$2,751	$4,391	$5,742
Charges to costs and expenses	290	364	18
Write-offs and other activity	(838)	(2,037)	(1,319)
Foreign currency translation	32	33	(50)
Balance, end of year	$2,235	$2,751	$4,391
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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

1.    Operations and Summary of Significant Accounting Policies (Continued)

Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and identifiable intangible assets acquired. Goodwill has been assigned to multiple reporting units at either the operating segment, or one level below, primarily based upon the nature of discrete businesses comprising the Company's operations. We test our goodwill for impairment annually on the first day of our fourth quarter or more frequently if events or circumstances indicate the potential for impairment. The implied fair value of goodwill is determined by estimating the fair value of the reporting units and allocating such value to the tangible and identifiable intangible assets of each reporting unit. The Company's fair value estimate is based upon estimates of the future cash flows of the reporting units and market valuations of comparable companies. Significant judgments are made in estimating the future cash flows of the reporting units and determining comparable companies upon which fair values of the Company's reporting units are based. No goodwill impairment charges were recorded during fiscal years 2013, 2012, or 2011. The carrying value of goodwill at the valuation date is not representative of current fair value.
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
No intangible asset impairment charges were recorded in fiscal years 2013, 2012, or 2011. See Note 4 for further disclosures related to goodwill and other intangible assets.
Income Taxes
The Company accounts for income taxes using the asset and liability method of accounting. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable for future years to differences between financial statement and tax bases of existing assets and liabilities. Valuation allowances are established if the Company believes it is more likely than not that some or all of the deferred tax assets will not be realized. A tax benefit is not recognized unless the Company concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, a tax benefit is recognized and measured as the largest amount of the tax benefit that in the Company's judgment is greater than 50 percent likely to be realized. Interest and penalties related to unrecognized tax positions are recorded in (benefit from) provision for income taxes in the accompanying consolidated statements of operations. See Note 9 for further disclosures related to income taxes.
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

1.    Operations and Summary of Significant Accounting Policies (Continued)

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
The Company has used derivative financial instruments primarily to reduce its exposure to fluctuations in foreign currency exchange rates. These derivatives are not designated as hedging instruments and are recorded on the consolidated balance sheet at fair value as either other current assets or accrued expenses. The Company calculates the fair value of its derivatives using quoted exchange rates from financial institutions. The earnings impact resulting from the derivative instruments is recorded in the other income (loss) line item within the consolidated statement of operations.
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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

1.    Operations and Summary of Significant Accounting Policies (Continued)

Advertising Costs
The Company expenses all advertising costs as incurred. Advertising costs for 2013, 2012, and 2011 were $3.1 million, $3.3 million, and $2.8 million, respectively.
Translation of Foreign Currencies
Assets and liabilities of non-U.S. subsidiaries are translated to U.S. Dollars at the rate of exchange in effect on the balance sheet date. Income and expenses are translated to U.S. Dollars at the weighted average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from the remeasurement of inter-company amounts that are not of a long-term investment nature into local currencies and certain indebtedness of foreign subsidiaries denominated in U.S. dollars are included in other income (loss), net and amounted to income of $7.6 million and $4.9 million in 2013 and 2012, respectively, and losses of $13.0 million in 2011. Foreign currency gains and losses resulting from transactions in the ordinary course of business are recorded in selling and general expenses. Foreign currency translation gains and losses recorded in selling and general expenses were not significant for any period presented.
Recently Adopted Accounting Pronouncements
In February 2013, the FASB issued amendments to the disclosure requirements for comprehensive income. These amendments require an entity to report amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. The adoption of this standard did not change the current requirements for reporting net income or other comprehensive income in the financial statements. The amendments were effective for the Company in the first quarter of 2013.
2.    Inventories
Inventories, net of the allowance for obsolete inventory, were comprised of:

	December 31, 2013	December 31, 2012
Aluminum and steel coil	$58,153	$59,651
Raw materials	15,291	14,520
Work in process	1,936	1,598
Finished products	14,380	13,525
Total inventories, net	$89,760	$89,294
The Company has disclosed aluminum and steel coil inventory separately, as it represents inventory that can be classified as raw material, work in process or finished product. Aluminum and steel coil represent both painted and bare coil. Inventories are net of related reserves totaling $2.4 million and $2.9 million at December 31, 2013 and December 31, 2012, respectively.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

2.     Inventories (Continued)

Activity in the allowance for obsolete inventory was as follows:

	2013	2012	2011
Balance, beginning of year	$2,911	$3,009	$2,405
Charges to costs and expenses	3,972	4,386	3,626
Write-offs	(4,487)	(4,534)	(2,998)
Foreign currency translation	45	50	(24)
Balance, end of year	$2,441	$2,911	$3,009
3.    Property, Plant, and Equipment

Property, plant, and equipment consisted of:

	December 31, 2013	December 31, 2012
Land and improvements	$22,868	$23,324
Buildings	57,555	61,410
Machinery and equipment	192,779	181,081
Construction in progress	3,948	4,941
Property, plant, and equipment, gross	277,150	270,756
Less accumulated depreciation	(147,036)	(129,548)
Property, plant, and equipment, net	$130,114	$141,208

Depreciation expense (including software amortization expenses disclosed below) for 2013, 2012, and 2011 was $19.9 million, $18.6 million, and $19.1 million, respectively.
As of December 31, 2013 and December 31, 2012, unamortized computer software costs totaling $6.7 million and $9.6 million, respectively, were recorded in property, plant and equipment. Amortization of capitalized computer software costs for 2013, 2012, and 2011 was $4.3 million, $3.5 million, and $3.4 million, respectively.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

4.    Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2013 and December 31, 2012 are as follows:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Consolidated
Balance at December 30, 2011	$71,987	$9,067	$103,292	$12,340	$196,686
Acquisition of Cleveland Tubing, Inc.	256	—	—	—	256
Foreign currency translation	—	—	1,873	560	2,433
Balance at December 31, 2012	72,243	9,067	105,165	12,900	199,375
Adjustment to Cleveland Tubing, Inc.	48	—	—	—	48
Foreign currency translation	—	—	4,384	246	4,630
Balance at December 31, 2013	$72,291	$9,067	$109,549	$13,146	$204,053

Accumulated impairment losses as of December 31, 2013 were $150.9 million for U.S. Residential Products, $58.7 million for U.S. Commercial Products, $60.2 million for European Roll Coated Aluminum Products and $10.2 million for European Engineered Products. Accumulated impairment losses as of December 31, 2012 were $151.2 million for U.S. Residential Products, $58.7 million for U.S. Commercial Products, $57.8 million for European Roll Coated Aluminum and $10.0 million for European Engineered Products. Changes in accumulated impairment losses resulted from foreign currency translation adjustments related to goodwill in the Company's foreign reporting units.
Annual Impairment Test
Goodwill is tested for impairment annually on the first day of the fourth quarter or more frequently if events or circumstances indicate the potential for impairment. For impairment testing purposes, five reporting units have been identified at the operating segment level, primarily based upon the nature of discrete businesses comprising the Company's operations. As of December 31, 2013, goodwill has been allocated to four of the identified reporting units. Two operating segments are below the required quantitative thresholds and have been aggregated into one reporting segment, European Engineered Products.
The impairment test for goodwill is a two step process. If the carrying value of the reporting unit exceeds its fair value, the goodwill is potentially impaired and the implied fair value of goodwill must be determined by estimating the fair value of the reporting units and allocating such value to the tangible and identifiable intangible assets of each reporting unit. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to the excess of the carrying amount of goodwill over its implied fair value. The Company determine the fair value of each reporting unit based on an income approach, using a discounted cash flow analysis, and a market valuation approach, using market multiples of publicly traded guideline companies. The discounted cash flow analysis requires various judgmental assumptions about future cash flows, growth rates, and weighted average cost of capital. The assumptions about future cash flows and growth rates are based on an assessment of the business plans of each reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units.
Various assumptions, including assumptions regarding future cash flows, market multiples, growth rates and discount rates, are made in the assessment of goodwill for impairment. The assumptions about future cash flows and growth rates are based on the current business plans of the reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the reporting unit. These assumptions and estimates are complex and often subjective. They are sensitive to changes in underlying assumptions and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in the Company's business strategy and internal forecasts.
No impairment charges were recorded based upon impairment testing performed in 2013, 2012 or 2011.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

4.    Goodwill and Intangible Assets (Continued)

Intangible Assets
Intangible assets consisted of the following:

	As of December 31, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$215,922	$(175,291)	$40,631	$212,532	$(157,943)	$54,589
Patents	5,993	(5,020)	973	5,800	(4,425)	1,375
	221,915	(180,311)	41,604	218,332	(162,368)	55,964
Intangible assets not subject to amortization:
Trade names	6,100	—	6,100	6,100	—	6,100
Total intangible assets	$228,015	$(180,311)	$47,704	$224,432	$(162,368)	$62,064

The aggregate amortization expense for intangible assets for 2013, 2012, and 2011 was $15.2 million, $16.1 million, and $18.1 million, respectively. The average useful lives of the Company's customer relationships and patents are 12 years and 10 years, respectively. Based on the carrying value of identified intangible assets recorded at December 31, 2013, and assuming no subsequent impairment of the underlying assets, the aggregate annual amortization expense for the next 5 years is expected to be as follows:

Amortization of Intangible Assets
2014	$13,482
2015	11,900
2016	10,578
2017	4,427
2018	478

5.    Long-Term Debt

Long-term debt obligations consisted of the following:

	December 31, 2013	December 31, 2012
Senior Secured Notes (9.5%)	$375,000	$375,000
Senior Unsecured Loan Facility (12.25%)	123,640	123,188
ABL Credit Facility	36,756	18,486
Total long term debt	$535,396	$516,674

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

5.     Long-Term Debt (Continued)

On March 18, 2011, Euramax International, Inc. (“Euramax International”), a 100% owned subsidiary of Euramax Holdings, Inc ("Euramax Holdings"), issued $375 million of Senior Secured Notes (the “Notes”) in a private placement exempt from registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). Concurrent with the issuance of the Notes, Euramax International, Euramax Holdings, and certain of its domestic subsidiaries entered into a new senior unsecured loan facility (the “Senior Unsecured Loan Facility”) with an aggregate principal amount of $125.0 million issued at 98% of par and an Amended and Restated Senior Secured Revolving Credit and Guaranty Agreement (the “ABL Credit Facility”), which provided revolving credit financing of up to $70 million.
Prior to the issuance of the Notes and the Senior Unsecured Loan Facility, the Company had outstanding obligations of approximately $514.7 million under the First Lien Credit Agreement. Proceeds from the $375 million offering of Notes, issued at par, were used to pay lenders under the First Lien Credit Agreement. Additionally, certain existing lenders exchanged approximately $102.7 million of existing loans under the First Lien Credit Agreement and cash of $19.8 million for the $125.0 million of loans under the new Senior Unsecured Loan Facility, which were issued at 98% of par. Cash proceeds along with borrowings under the ABL Credit Facility were used to repay the remaining outstanding amounts due under the First Lien Credit Agreement and expenses related to the refinancing. The difference between the consideration received and the aggregate face amount of the Senior Unsecured Loan Facility ($1.4 million) is being amortized and recorded in interest expense using the effective interest rate method over the term of the Senior Unsecured Loan Facility.
The Company recognized a loss of approximately $1.5 million on the 2011 extinguishment of the First Lien Credit Agreement. This loss was primarily comprised of the write-off of previously capitalized deferred debt issuance costs and was recorded in other income (loss), net. Deferred debt issuance costs related to then-existing obligations under the First Lien Credit Agreement, which were exchanged for amounts under the Senior Unsecured Loan Facility, are being amortized to interest expense over the term of the Senior Unsecured Loan Facility using the effective interest rate method. Direct and incremental debt issuance costs related to the Notes, Senior Unsecured Loan Facility, and ABL Credit Facility, including legal fees, printing costs and bank fees totaled approximately $10.6 million and have been capitalized and reported as deferred financing costs within other assets. These costs are being amortized and recorded in interest expense using the effective interest rate method over the term of the applicable agreement.
The Company has $36.8 million of outstanding debt under revolving credit facilities. The Company expects to make payments and borrowings under the facilities during 2014. Additionally, the Company has $500 million of outstanding debt that will mature in 2016. There are no other maturities of long term debt in the next five years.
Senior Secured Notes
The Notes consist of an aggregate principal amount of $375 million, which were issued pursuant to an indenture (the "Indenture") dated March 18, 2011, among Euramax International, Euramax Holdings, and certain of its domestic subsidiaries as guarantors, and Wells Fargo Bank, National Association, the Trustee. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Euramax Holdings, Euramax International, and Amerimax Richmond Company, a 100% owned domestic subsidiary of Euramax International. The Notes bear interest at 9.50% per year and mature on April 1, 2016, unless earlier redeemed or repurchased by Euramax International. Interest is payable semi-annually on April 1 and October 1 of each year.
The Notes are secured by a first priority security interest in (i) substantially all of the assets of Euramax International and the guarantors (other than inventory and accounts receivable and related assets, which assets secure the ABL Credit Facility on a first priority basis) and (ii) all of Euramax International's capital stock and the capital stock of each material domestic restricted subsidiary owned by Euramax International or a guarantor and 65% of the voting capital stock and 100% of any non-voting capital stock of foreign restricted subsidiaries directly owned by us or a guarantor, and a second priority security interest in the inventory, receivables and related assets.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

5.     Long-Term Debt (Continued)

The Notes may be redeemed at the option of Euramax International, in whole or in part, under the conditions specified in the Indenture at the following redemption prices, plus accrued and unpaid interest to the redemption date if redeemed during the twelve-month period beginning on April 1 of the years indicated:

Year	Percentage
2013	107.125%
2014	104.750%
2015 and thereafter	100.000%
The Indenture contains restrictive covenants that limit, among other things, the ability of Euramax International and certain of its subsidiaries to incur additional indebtedness, pay dividends and make certain distributions, make other restricted payments, make investments, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates, in each case, subject to exclusions, and other customary covenants. These limitations also prohibit Euramax International's ability to transfer cash or assets to Euramax Holdings, whether by dividend, loan or otherwise. The Indenture also contains customary events of default. If Euramax International undergoes a change of control (as defined in the Indenture), Euramax International will be required to make an offer to repurchase the Notes at 101% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption.
In connection with the sale of the Notes, Euramax International, the guarantors, and the initial purchasers entered into a registration rights agreement. Pursuant to the registration rights agreement, Euramax International and the guarantors agreed to file a registration statement with the Securities and Exchange Commission with respect to publicly registered Notes having identical terms to the outstanding Notes. The Securities and Exchange Commission declared the Company's registration statement with respect to the Notes effective on December 22, 2011. On December 23, 2011, the Company launched a registered tender offer in which the holders of the outstanding Notes were given the opportunity to exchange their Notes for the exchange notes. The exchange offer was completed on January 26, 2012 with 100% of the $375 million 9.50% Notes due 2016 tendered in the exchange offer.
Senior Unsecured Loan Facility
On March 3, 2011, Euramax Holdings, Euramax International and certain of its domestic subsidiaries, as guarantors, entered into a credit and guaranty agreement for a new senior unsecured loan facility (the “Senior Unsecured Loan Facility”) in the aggregate principal amount of $125.0 million. Proceeds from the facility were received on March 18, 2011. The Senior Unsecured Loan Facility will mature on October 1, 2016. Loans under the Senior Unsecured Loan Facility bear interest at 12.25% per year in the event no election is made to pay interest in kind (PIK) by increasing the principal amount of the notes, and 14.25% (7.875% cash pay and 6.375% PIK) per annum in the event a PIK election is made. The Company may make a PIK election for up to six quarters during the term of the Senior Unsecured Loan Facility. The interest rate on outstanding borrowings under the Senior Unsecured Loan Facility at December 31, 2013 was 12.25%, as the Company has not made a PIK election.
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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

5.     Long-Term Debt (Continued)

Upon a change of control, Euramax International may be required to purchase all or a portion of the Senior Unsecured Loan Facility at a price equal to 101% of the principal amount plus accrued and unpaid interest. All obligations under the Senior Unsecured Loan Facility are unconditionally guaranteed by Euramax Holdings, Euramax International, and substantially all of Euramax International's existing and future direct and indirect wholly‑owned domestic material restricted subsidiaries.
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
ABL Credit Facility
On March 18, 2011, Euramax Holdings, Euramax International, and certain of its domestic subsidiaries, entered into the Amended and Restated Senior Secured Revolving Credit and Guaranty Agreement (the "ABL Credit Facility"), with various lenders, Regions Bank, as Collateral and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, and Regions Business Capital, as Sole Lead Arranger and Bookrunner. The ABL Credit Facility provides for revolving credit financing of up to $70 million, subject to borrowing base availability. As of December 31, 2013, $12.7 million was available to be drawn on the ABL Facility.
On March 21, 2014, the ABL Credit Facility was amended to, among other items, (i) reduce the applicable margin rate for LIBOR borrowings from a range of 2.00% to 2.75% to a range of 1.75% to 2.25% and reduce the applicable margin rate for Base Rate borrowings from a range of 1.00% to 1.75% to a range of 1.00% to 1.25%, in each case, based on average excess availability rather than corporate credit ratings of the Company, (ii) reduce the minimum excess availability threshold to $1.0 million, (iii) reduce the fixed charge coverage ratio from 1.15 to 1.00, (iv) suspend the testing of the fixed charge coverage ratio during the occurrence of a Seasonal Overadvance B or Seasonal Overadvance C (in each case as defined below), (v) suspend the testing of the minimum consolidated EBITDA test except during the occurrence of a Seasonal Overadvance B or Seasonal Overadvance C, and (vi) provide for the three mutually exclusive overadvance facilities. Refer to Note 16 Subsequent Events for further discussion of the amendment to the ABL Credit Facility.
As of December 31, 2013, borrowings under the ABL Credit Facility bore interest at a rate per annum equal to either (a) LIBOR plus an applicable margin or (b) a Base Rate determined by reference to the highest of (1) the prime commercial lending rate published by Regions Bank as its “prime rate” for commercial loans, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR plus 1.00%, plus an applicable margin. The applicable margin is dependent upon the type of borrowings the Company has made under the ABL Credit Facility. As of December 31, 2013, the applicable margins were 2.50% and 1.50% for LIBOR and Base Rate borrowings, respectively. The applicable margins were subject to Euramax International's corporate credit rating as determined from time to time by Standard and Poor's and Moody's Investors Service and ranged from 2.00% to 2.75% for LIBOR borrowings and 1.00% to 1.75% for Base Rate borrowings. The weighted average interest rate, including the applicable margin payable on outstanding borrowings under the ABL Credit Facility, at December 31, 2013 was 3.07%. The ABL Credit Facility requires Euramax International to pay a commitment fee ranging from 0.375% to 0.5%, based on the unutilized commitments. Euramax International is also required to pay customary letter of credit fees, including, without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

5.     Long-Term Debt (Continued)

All obligations under the ABL Credit Facility are unconditionally guaranteed by Euramax Holdings, Euramax International, and substantially all of Euramax International's existing and future direct and indirect, wholly owned domestic restricted subsidiaries which are not borrowers. All obligations under the ABL Credit Facility are secured, subject to certain exceptions, by a first‑priority security interest in Euramax International's and the Guarantors' inventory and accounts receivable and related assets, referred to as the ABL Collateral, and a junior‑priority security interest in (i) substantially all of Euramax International's and the Guarantors' assets (other than inventory and accounts receivable and related assets, which assets secure the ABL Credit Facility on a first priority basis) and (ii) all of Euramax International's capital stock and the capital stock of each material domestic restricted subsidiary owned by Euramax International or a Guarantor and 65% of the voting capital stock and 100% of any non-voting capital stock of foreign restricted subsidiaries directly owned by Euramax International or a Guarantor, which we refer to collectively as the Notes Collateral.
The ABL Credit Facility contains affirmative and negative covenants customary for this type of financing, including, but not limited to certain financial covenants in the event excess availability is less than 12.5% of the lesser of the aggregate amount of commitments outstanding at such time and the borrowing base. As of December 31, 2013, Euramax International was required to meet a minimum consolidated fixed charge coverage ratio of at least 1.15:1.00 if excess availability fell below 12.5%. As of December 31, 2013, excess availability exceeded 12.5% of the borrowing base; therefore, Euramax International was not required to meet the minimum consolidated fixed charge coverage ratio. Additionally, restrictive covenants limit the ability of Euramax International and certain of its subsidiaries to incur liens, incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, consolidate, merge or sell all or substantially all of their assets, pay dividends or make other distributions, make certain loans and investments, amend or otherwise alter the terms of documents related to certain of their indebtedness, enter into transactions with affiliates and prepay certain indebtedness, in each case, subject to exclusions, and other customary covenants.
Dutch Revolving Credit Facility
In February 2012, the Company's 100% owned subsidiary, Euramax Coated Products, B.V., entered into a revolving credit facility with Rabobank Roermond (the "Dutch Revolving Credit Facility"). The Dutch Revolving Credit Facility provides revolving credit financing of up to EUR 15 million and matures on April 1, 2016. Borrowings under the Dutch Revolving Credit Facility bear interest at a rate per annum which is the aggregate of the average one month Euribor rate over a calendar month plus a margin of 2% and requires payment of a commitment fee of 0.35% per annum on the nominal amount of the credit facility. All obligations under the Dutch Revolving Credit Facility are secured by a mortgage on the real estate of Euramax Coated Products, B.V., a pledge on present and future machinery and present and future accounts receivable balances of Euramax Coated Products, B.V. At December 31, 2013, $20.6 million was available to be drawn on the Dutch Revolving Credit Facility.
The Dutch Revolving Credit Facility contains financial and non-financial covenants customary for this type of financing. Financial covenants include, but are not limited to, a minimum annual EBITDA target and a minimum amount of risk-bearing capital for Euramax Coated Products, B.V., both measured at the Company's fiscal year end. The Dutch Revolving Credit Facility also contains a clause limiting further indebtedness. As of December 31, 2013, Euramax Coated Products, B.V. is in compliance with all covenants.
First Lien Credit Agreement
The Company's amended and restated first lien credit agreement (the “First Lien Credit Facility”) consisted of $525.3 million in term loans in the form of the Cash Pay Loan and the PIK Loan. The Cash Pay Loan and PIK Loan each included (i) a U.S. dollar term loan facility (the “U.S. Dollar Term Loan Facility”) and (ii) Euro and British pound sterling term loan facilities (together the “European Term Loan Facility”). Euramax International and Euramax International Holdings B.V. were the borrowers (collectively, the “U.S. Borrowers”) under the U.S. Dollar Term Loan Facility. The Company's subsidiaries Euramax Holdings Limited, Euramax Europe B.V. and Euramax Netherlands B.V. were the borrowers (collectively, the “European Borrowers”) under the European Term Loan Facility. Outstanding amounts under the First Lien Credit Facility totaling approximately $514.7 million were repaid in the first quarter of 2011 with the proceeds of our Notes and Senior Unsecured Loan Facility. The First Lien Credit Facility was terminated in March 2011.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

6.    Fair Value Measurements
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
In 2013, the Company entered into forward contracts to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price to mitigate uncertainty and volatility, and to cover underlying exposures to certain payments in currencies other than the functional currency. The Company has not designated these contracts for hedge accounting treatment and, therefore, the gains and losses on these contracts are recorded in other income (loss), net in the consolidated statement of operations. In fiscal years 2013, 2012, and 2011, the Company recognized a loss of $0.4 million, a loss of $0.3 million, and a gain of $0.6 million, respectively, related to these forward contracts.
As of December 31, 2013 and December 31, 2012, derivatives totaling approximately $(0.2) million and $(0.2) million are carried at fair value in the consolidated balance sheets in the line item accrued expenses. The Company has determined that the fair value of the foreign exchange contracts are level 2 measurements in the fair value hierarchy. To measure the fair value of the foreign exchange contracts, the Company obtained quotations from financial institutions. The total notional value of derivatives related to foreign exchange contracts of this type as of December 31, 2013 and December 31, 2012, totaled approximately $9.4 million and $9.0 million, respectively.
The following table summarizes the effect of the Company's derivative instruments on the consolidated statements of operations for the years ended December 31, 2013, December 31, 2012, and December 30, 2011:

		Amount of Pretax Loss (Income) Recognized in Earnings
		Year Ended
	Location of Loss (Income)	December 31, 2013	December 31, 2012	December 30, 2011
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other loss (income)	$364	$289	$(613)
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

6.     Fair Value Measurements (Continued)

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
In the fourth quarter of 2013, the Company recorded a loss of approximately $1.1 million in other operating charges related to the impairment of an in-process Enterprise Resource Planning (ERP) implementation at the European Engineered Products segment. The Company determined that previously capitalized software costs associated with the implementation should be impaired due to the decision to discontinue implementation of the related ERP. The project was previously included in the construction in progress balance within property, plant, and equipment, net, in the consolidated balance sheet and has been completely impaired as of December 31, 2013.
The Company did not record any impairment charges related to assets measured at fair value on a nonrecurring basis during the year ended December 31, 2012 or December 30, 2011.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses, and loans and notes payable approximate their fair values because of the relatively short-term maturities of these instruments.
The fair value of our long-term debt is estimated using Level 2 inputs based on dealer quoted prices for our debt instruments based on recent transactions obtained from various sources. As of December 31, 2013, the carrying amount and fair value of our Notes were $375.0 million and $375.0 million, respectively. As of December 31, 2012, the carrying amount and fair value of our Notes were $375.0 million and $348.8 million, respectively.
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The fair value of these financial instruments approximates their carrying value at December 31, 2013 and December 31, 2012. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit; however, the Company believes that its credit risk exposure is not significant due to the high credit quality of the institutions. The Company routinely assesses the financial strength of its customers, monitors past due balances based on contractual terms, and generally does not require collateral. The Company has a concentration of credit risk with customers in the U.S. home improvement retail, U.S. and European RV, U.S. and European commercial construction and U.S. home improvement contractor industries.
7.    Common Stock

The Company has authorized 1,200,000 shares consisting of 600,000 shares of Class A voting common stock, par value of one dollar ($1.00) per share, and 600,000 shares of Class B convertible restricted voting common stock, par value of one dollar ($1.00) per share. As of December 31, 2013, the Company had 194,852 issued and outstanding shares of Class A voting common stock with a par value of one dollar ($1.00) per share. Except with respect to voting rights, all shares of Class A voting common stock and Class B convertible restricted voting common stock are identical in all respects and entitle the holder thereof to the same rights, preferences and privileges, and are subject to the same qualifications, limitations and restrictions, all as described in the Company's Certificate of Incorporation. The ABL Credit Facility contains certain restrictions on the payment of cash dividends.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

7.     Common Stock (Continued)

The holders of Class A voting common stock are entitled to one vote per share on all matters voted on by the Company's stockholders, and the holders of Class B convertible restricted voting common stock are generally entitled to one vote per ten (10) shares held on any matters to be voted on by the Company's stockholders, with exceptions as noted in the Company's Certificate of Incorporation. In addition, each share of Class B convertible common stock may be converted at any time into one share of Class A common stock at the option of the holder.
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
8.    Stock Compensation

Employees of the Company have participated in various stock-based compensation plans. Restricted stock awards and restricted stock units have been granted under the plans. Participation in these plans is reflected as compensation to the Company's employees and is included in selling and general expenses in the consolidated statement of operations. Compensation is recorded based upon the estimated fair value of the award on the date of grant and is recognized on a straight-line basis over the period that the award vests.
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
A summary of changes in unvested shares of restricted stock for the year ended December 31, 2013 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2012	6,350	$658
Granted	2,100	453
Vested	(4,227)	645
Forfeited	(1,548)	668
Outstanding at December 31, 2013	2,675	$512

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

8.     Stock Compensation (Continued)

During 2013, the Company granted 1,600 shares of restricted stock awards and 500 restricted stock units to employees under the plan. During 2012, the Company granted 800 shares of restricted stock awards and 400 restricted stock units. The shares of restricted stock awards and restricted stock units vest ratably over four years based upon continued employment or immediately upon a change in control or termination of employment by reason of death or disability. Restricted stock units are required to be settled by the issuance of shares of the Company's common stock. Shares issued pursuant to the plan are subject to a stockholders agreement (the Stockholders Agreement) entered into in 2009. The Stockholders Agreement contains certain restrictions on the ability of stockholders to transfer common stock of the Company. The Stockholder Agreement also provides stockholders with customary tag-along rights and drag-along rights with respect to certain transfers of stock or equity securities of the Company and customary preemptive rights in connection with the issuance of common stock or equity securities by the Company.
The fair value of restricted stock awards and restricted stock units was estimated on the date of grant based on the estimated fair value of the Company's Class A common stock determined using an income and market valuation analysis. The weighted average grant date fair value of the 2013, 2012, and 2011 grants were $453, $784 and $577 per share, respectively. During 2013, 2012, and 2011, the Company recognized expense of approximately $2.2 million, $3.0 million, and $3.0 million related to shares of restricted stock awards and restricted stock units.
Determining the fair value of the Company's common stock requires making complex and subjective judgments. Accordingly, the Company performed valuations using an income and market approach for grants made during 2013 and 2012. The Company's income approach to valuation is based on a discounted future cash flow approach that uses its estimates of revenue, driven by assumed market growth rates, and estimated costs as well as appropriate discount rates. The Company's revenue forecasts are based on expected annual growth rates and other assumptions that are consistent with the plans and estimates the Company uses to manage the business. The Company applied discount rates of 11.0% and 10.3% in 2013 and 2012, respectively, to calculate the present value of its future cash flows, which was determined using the Capital Asset Pricing Model. The Company also applied a 25% lack of marketability discount, which accounts for the fact that private companies are less liquid than similar public companies, and a 20% minority interest discount. These discounts were estimated based on comparable market transactions and other analyses.
As of December 31, 2013, the Company had approximately $1.0 million of unrecognized compensation cost related to stock-based compensation arrangements granted under the Plan. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of approximately 3 years.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

9.    Income Taxes

The (benefit from) provision for income taxes is comprised of the following:

	Year Ended
	December 31, 2013	December 31, 2012	December 30, 2011
Current:
United States
Federal	$(12,095)	$346	$(116)
State	179	77	715
Foreign	201	72	1,913
Total Current	(11,715)	495	2,512
Deferred:
United States
Federal	1,744	1,300	2,014
State	(1,797)	212	(399)
Foreign	(2,993)	(3,730)	(812)
Total Deferred	(3,046)	(2,218)	803
	$(14,761)	$(1,723)	$3,315

The U.S. and foreign components of loss from continuing operations before income taxes are as follows:

	Year Ended
	December 31, 2013	December 31, 2012	December 30, 2011
United States	$(22,438)	$(21,215)	$(55,991)
Foreign	(17,218)	(17,276)	(3,411)
	$(39,656)	$(38,491)	$(59,402)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

9.     Income Taxes (Continued)

Reconciliation of the differences between income taxes computed at the U.S. Federal statutory tax rate and the Company's income tax benefit follows:

	Year Ended
	December 31, 2013	December 31, 2012	December 30, 2011
Tax benefit at U.S. Federal statutory rate	$(13,880)	$(13,472)	$(20,791)
State income taxes, net of U.S. Federal income tax benefit	(1,052)	188	205
Earnings taxed at rates different than the U.S. Federal statutory rate	(6,051)	(6,271)	(6,049)
Changes in enacted tax rates	488	(63)	135
Change in valuation allowances	16,722	16,310	24,689
Impact of changes in uncertain tax positions	(12,179)	386	938
Foreign dividends	—	—	2,889
Other, net	1,191	1,199	1,299
	$(14,761)	$(1,723)	$3,315

At December 31, 2013 and December 31, 2012, the tax-effected temporary differences are as follows:

	Asset (Liability)
	December 31, 2013	December 31, 2012
Current deferred tax assets
Accrued expenses	$1,200	$609
Accounts receivable	595	879
Inventories	(2)	(149)
Other	1,790	1,642
Valuation allowance	(3,608)	(2,921)
Total Current	(25)	60
Non-current deferred tax liabilities
Property, plant, and equipment	(20,392)	(24,714)
Customer relationships	(19,991)	(23,394)
Net operating losses	89,678	74,137
Other liabilities	(975)	316
Other	5,765	8,117
Valuation allowance	(72,978)	(54,813)
Total non-current	(18,893)	(20,351)
Total, net	$(18,918)	$(20,291)

Total gross deferred tax assets were $72.7 million and $88.3 million as of December 31, 2013 and December 31, 2012, respectively. Total gross deferred tax liabilities were $15.0 million and $50.9 million as of December 31, 2013 and December 31, 2012, respectively.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

9.     Income Taxes (Continued)

Deferred taxes have not been provided on the undistributed earnings of foreign subsidiaries, which are considered to be permanently invested. It should be noted, however, that U.S. incremental tax has been provided on undistributed earnings because of certain U.S. deemed dividend inclusion rules. The Company has U.S. federal, U.S. state and foreign NOL carryforwards totaling approximately $143.3 million, $677.4 million and $39.0 million, respectively, which expire between 2013 and 2033. The Company's valuation allowance was $76.6 million and $57.7 million as of December 31, 2013 and December 31, 2012, respectively. All domestic NOLs and other operating loss carryforwards are potentially subject to certain statutory limitations on future use.
A reconciliation of the beginning and ending amount of world-wide valuation allowances is as follows:

	2013	2012	2011
Balance, beginning of year	$(57,734)	$(46,323)	$(20,027)
Additions	(18,852)	(11,411)	(26,296)
Reductions	—	—	—
Balance, end of year	$(76,586)	$(57,734)	$(46,323)

In 2013, 2012 and 2011, the Company recorded valuation allowances against certain of its deferred tax assets subsequent to analyzing recoverability of its net asset. The Company analyzed the four sources of taxable income described in ASC 740 and determined that a valuation allowance is required to reduce a portion of its U.S. and foreign deferred tax assets, as it is more likely than not that some portion of the deferred tax assets will not be realized.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2013	2012	2011
Balance, beginning of year	$(11,209)	$(11,395)	$(17,368)
Reductions for expiration of the applicable statute of limitations	8,954	—	—
Reductions for tax positions of prior years	145	466	—
Additions for tax positions of current year	—	(243)	(2,067)
Additions for tax positions of prior years	—	—	(466)
Reductions for tax positions of current year	—	—	8,506
Foreign currency translation	(82)	(37)	—
Balance, end of year	$(2,192)	$(11,209)	$(11,395)
On December 31, 2013 and December 31, 2012, the gross amount of unrecognized tax benefits was $2.2 million and $11.2 million, respectively, exclusive of interest and penalties. As of December 31, 2013 and December 31, 2012, if we were to prevail on all unrecognized tax benefits, $2.2 million and $11.2 million, respectively, would have benefited the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits in provision for income taxes in the consolidated statements of operations. The Company had approximately $0.2 million, $3.3 million and $2.9 million in interest accrued at December 31, 2013, December 31, 2012 and December 30, 2011, respectively. Interest and penalties recognized in 2013, 2012 and 2011 were a benefit of $3.2 million, an expense of $0.4 million and an expense of $0.4 million, respectively.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

9.     Income Taxes (Continued)

During the third quarter ended September 27, 2013, the statute of limitations expired for an uncertain tax position taken in a prior year. As a result, the Company recognized $9.0 million in previously unrecognized tax benefit and an additional $3.2 million related to the reversal of accrued interest and penalties associated with the position.
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
10.    Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income (loss) by component for the year ended December 31, 2013 were as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Total
Balance, beginning of period	$20,096	$(9,291)	$10,805
Other comprehensive income (loss) before reclassifications	(815)	603	(212)
Amounts reclassified from accumulated other comprehensive income (loss)	—	328	328
Net other comprehensive income (loss)	(815)	931	116
Balance, end of period	$19,281	$(8,360)	$10,921
Amounts reclassified from the defined benefit pension plan adjustments component of accumulated other comprehensive income (loss) were recorded in selling and general expenses within the condensed consolidated statement of operations. There were no net tax effects related to the reclassification as a result of the full valuation allowances in the U.S. and UK. The tax effect in the current year is a result of other comprehensive income in the U.S. in 2013. The accumulated tax effect related to the defined benefit pension plan adjustments component of accumulated other comprehensive income (loss) was a provision of $(0.3) million and a benefit of $0.9 million as of December 31, 2013 and December 31, 2012. There are no tax impacts related to the foreign currency translation adjustment component of accumulated other comprehensive income (loss) as the earnings of subsidiaries are considered to be permanently invested.
11.    Employee Benefit Plans

Retirement Plans

Defined Benefit

The Company maintains a non-contributory defined benefit pension plan covering substantially all U.S. hourly employees (the U.S. Plan) employed as of April 3, 2010. In addition, the employees at Euramax Coated Products Limited and Ellbee Limited participate in a single employer pension plan (the UK Plan). The measurement date for the U.S. and UK plans is the last day of the fiscal year. The Company curtailed the accrual of participant benefits provided under the UK Plan effective March 31, 2009. This curtailment did not affect the timing for the payment of benefits earned under the UK Plan through the curtailment date. In January 2010, the Company's board of directors approved a motion to freeze future benefit accruals under the U.S. Plan. The impact on the Company's projected benefit obligation was not significant.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

11.     Employee Benefit Plans (Continued)

The following table sets forth the reconciliations of the change in projected benefit obligations and plan assets, the funded status of the Company's defined benefit plans and the amounts recognized in the Company's consolidated balance sheets:

	Year Ended
	December 31, 2013		December 31, 2012
	US	UK	US	UK
Change in benefit obligation:
Projected benefit obligation at beginning of year	$13,052	$48,215	$11,778	$45,695
Service cost	64	—	59	—
Interest cost	519	2,046	513	2,371
Actuarial (gain) loss	(1,648)	732	988	60
Benefits paid	(387)	(1,933)	(286)	(1,995)
Currency translation adjustment	—	969	—	2,084
Projected benefit obligation at end of year	11,600	50,029	13,052	48,215
Accumulated benefit obligation at end of year	11,600	50,029	13,052	48,215

Change in plan assets:
Fair value of plan assets at beginning of year	7,897	29,427	7,185	26,109
Actual gain (loss) on plan assets	1,744	(200)	854	1,524
Expected return on assets	—	1,661	—	1,680
Employer contributions	75	626	178	872
Administrative expenses	(39)	—	(34)	—
Benefits paid	(387)	(1,933)	(286)	(1,995)
Currency translation adjustment	—	570	—	1,237
Fair value of plan assets at end of year	9,290	30,151	7,897	29,427
Funded status	$(2,310)	$(19,878)	$(5,155)	$(18,788)

Amounts recognized in the consolidated balance sheets:
Other liabilities	$(2,310)	$(19,878)	$(5,155)	$(18,788)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

11.     Employee Benefit Plans (Continued)

Pre-tax amounts in accumulated other comprehensive income not yet recognized as components of net periodic pension cost are as follows:

	December 31, 2013	December 31, 2012
Net actuarial loss	$(8,115)	$(10,134)
Net amounts recognized in balance sheets	$(8,115)	$(10,134)

Amounts in accumulated other comprehensive income expected to be recognized as components of net periodic pension costs in 2014 are not significant.
Pre-tax amounts recognized in other comprehensive income consist of the following:

	Year Ended
	December 31, 2013		December 31, 2012		December 30, 2011
	US	UK	US	UK	US	UK
Net actuarial (loss) gain	$2,730	$(972)	$(743)	$1,483	$(2,448)	$(3,300)
Amortization of actuarial loss	292	36	252	92	43	—
Adjustment (currency loss)	—	—	—	—	—	(25)
Total recognized in other comprehensive income (loss)	$3,022	$(936)	$(491)	$1,575	$(2,405)	$(3,325)

The Company expects to contribute approximately $0.4 million and $2.0 million to its U.S. and UK plans, respectively, during fiscal 2014.
Weighted average assumptions used in computing the benefit obligations are as follows:

	December 31, 2013		December 31, 2012
	US	UK	US	UK
Weighted-average assumptions
Discount rate	4.90%	4.50%	4.01%	4.50%

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

11.     Employee Benefit Plans (Continued)

Weighted average assumptions used in computing net periodic pension cost are as follows:

	Year Ended
	December 31, 2013		December 31, 2012		December 30, 2011
	US	UK	US	UK	US	UK
Weighted-average assumptions
Discount rate	4.01%	4.50%	4.40%	4.90%	5.57%	5.40%
Rate of compensation increases	—	—	—	—	—	—
Expected long-term rate of return on plan assets	8.00%	6.17%	8.00%	6.47%	8.00%	6.78%
Net periodic pension cost for the plans includes the following components:

	Year Ended
	December 31, 2013		December 31, 2012		December 30, 2011
	US	UK	US	UK	US	UK
Components of net periodic pension cost
Service cost	$64	$—	$59	$—	$59	$—
Interest cost	519	2,046	513	2,371	510	2,381
Expected return on assets	(623)	(1,661)	(576)	(1,680)	(555)	(1,847)
Amortization of actuarial loss	292	36	252	92	43	—
Total Company defined benefit net periodic pension cost	252	421	248	783	57	534
Multi-employer benefit expense	1,158	—	1,303	—	1,247	—
Multi-employer pension withdrawal penalty	—	—	39	—	1,200	—
Net periodic pension cost	$1,410	$421	$1,590	$783	$2,504	$534

The following table sets forth the actual asset allocation for the plans as of December 31, 2013, December 31, 2012, and December 30, 2011 and the target asset allocation for the plans:

	December 31, 2013		December 31, 2012		December 30, 2011		Target
	US	UK	US	UK	US	UK	US	UK
Equity securities	71%	—%	66%	—%	42%	62%	55%	—%
Debt securities	18%	36%	22%	36%	23%	37%	19%	35%
Cash and cash equivalents	1%	—%	1%	1%	27%	1%	3%	—%
Investment funds	10%	64%	11%	63%	8%	—%	23%	65%

To develop the expected long-term rate of return on assets assumption, the Company considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

11.     Employee Benefit Plans (Continued)

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
The following table presents the fair value of the U.S. Plan pension assets classified under the appropriate level of fair value hierarchy as of December 31, 2013 and December 31, 2012:

	December 31, 2013				December 31, 2012
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$88	$—	$—	$88	$125	$—	$—	$125
Equity securities
U.S Equities (b)	5,245	—	—	5,245	4,002	—	—	4,002
Global Equities (c)	1,298	—	—	1,298	1,191	—	—	1,191
Debt securities (d)	1,699	—	—	1,699	1,716	—	—	1,716
Investment funds (e)	960	—	—	960	863	—	—	863
Total U.S. Plan Assets	$9,290	$—	$—	$9,290	$7,897	$—	$—	$7,897

(a)	Cash and cash equivalents consists of a short term investment in marketable securities valued at cost.

(b)	U.S. equities consist of exchange traded funds valued at closing price on the active market which they are traded.

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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

11.     Employee Benefit Plans (Continued)

The following table presents the fair value of the UK Plan pension assets classified under the appropriate level of fair value hierarchy as of December 31, 2013 and December 31, 2012:

	December 31, 2013				December 31, 2012
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (f)	$180	$—	$—	$180	$286	$—	$—	$286
Debt securities (g)	10,805	—	—	10,805	10,702	—	—	10,702
Investment Funds (h)	9,891	9,275	—	19,166	9,541	8,898	—	18,439
Total UK Plan Assets	$20,876	$9,275	$—	$30,151	$20,529	$8,898	$—	$29,427

(f)	Cash and cash equivalents consists of cash held in bank accounts and short term investments valued at cost.

(g)
Debt securities consist of a mutual fund invested in corporate bonds. The value is based on the net asset value of the fund divided by the number of shares outstanding, which is updated daily. The net asset value is based on market prices for underlying assets. The fund has regularly occurring transactions and regularly available pricing.

(h)
Investment Funds consist of mutual and pooled pension funds. The value is based on the net asset value of the fund divided by the number of shares outstanding. The net asset value is based on market prices for underlying assets. The funds have regularly available pricing. The funds are classified as Level 1 or Level 2 based on the volume of market activity.

Total benefit payments expected to be paid to participants from the plans are as follows:

	Expected Benefit Payments
	US	UK
2014	$263	$1,725
2015	300	1,854
2016	339	1,884
2017	379	1,998
2018	438	2,113
2019 - 2023	3,168	12,156

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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

11.     Employee Benefit Plans (Continued)

Withdrawal Activity

In prior years, the Company made payments based on hours worked into a multi-employer pension trust established for the benefit of certain collective bargaining employees in our Romeoville, Illinois location. During the second quarter of 2011, the Company announced plans to move its operations in Romeoville, IL to its existing facility in Nappanee, IN. This move, intended to reduce fixed overhead costs, triggered an early withdrawal from the Central States, Southeast and Southwest Areas Pension Plan benefiting hourly employees at the Romeoville facility. As a result, the Company recorded a $1.2 million charge in its U.S. Residential Products segment for liabilities associated with this withdrawal. The liability represents the present value of future payments for the Company's proportionate share of unfunded vested benefits under the multiemployer plan. The Company received notification of the final assessment from the plan trustee in July 2012. The total withdrawal liability was determined to be $1.2 million and will be settled over a 20 year period. Total contributions to the Central States, Southeast and Southwest Areas Pension Plan were not significant in 2011 .
Plan Contributions
The Company’s participation in these plans for the annual period ended December 31, 2013, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2013 and 2012 is for the plan’s year-end as of December 31, 2012 and December 30, 2011, respectively. The zone status is based on information the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. This last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. The Company's contributions to the Teamsters Pension Trust Fund of Philadelphia and Vicinity have not exceeded 5 percent of total plan contributions for the fiscal years 2013, 2012 or 2011. The Company's contributions to the Warehouse Employees Local 169 and Employers Joint Pension Fund exceeded 5 percent in 2013, 2012 and 2011.

		Pension Protection Act Zone Status			Company Contributions (in thousands)
									Expiration of Collective Bargaining Agreement
Plan Name	EIN/Pension Plan Number	2013	2012	FIP/RP Status Implemented	2013	2012	2011	Surcharge Imposed
Teamsters Pension Trust Fund of Philadelphia and Vicinity (1)	23-1511735/001	Yellow	Yellow	Implemented	$220	$213	$211	No	12/31/2015
Warehouse Employees Local 169 and Employers Joint Pension Fund	23-6230368/001	Red	Red	Implemented	$938	$955	$1,036	Yes	12/31/2017
Total contributions					$1,158	$1,168	$1,247
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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

11.     Employee Benefit Plans (Continued)

Supplemental Executive Retirement Plan

The Company has a supplemental retirement plan for certain named members of management. At December 31, 2013 and December 31, 2012 the accrued liability for future benefits under the plan was $0.2 million and $0.4 million, respectively. This liability is recorded in other liabilities in the consolidated balance sheets. Benefits expense in 2013, 2012 and 2011 was not significant. Amounts recognized in or reclassified from other comprehensive income (loss) related to the Supplemental Executive Retirement Plan were not significant for 2013, 2012, or 2011.
Defined Contribution

The Company maintains two defined contribution retirement and savings plans for U.S. employees, which allow the employees to contribute a percentage of their pretax and/or after-tax income in accordance with specified guidelines. The Company matches a certain percentage of employee pre-tax contributions up to certain limits. Further, the plans provide for discretionary contributions by the Company based on years of service and age. The Company's expense in 2013, 2012 and 2011 was $0.7 million, $0.6 million and $0.6 million, respectively.
The Company also contributes to various defined contribution plans for European employees. Total contributions under these plans in 2013, 2012, and 2011 totaled $2.2 million, $2.2 million and $2.1 million, respectively.
Incentive Plans
The Company has an incentive compensation plan that covers key employees. The costs of the plan are computed in accordance with a formula that incorporates EBITDA (as defined in the plan) and return on average net assets. Compensation expense recorded under the plan in 2013, 2012, and 2011 was not significant.
In May 2011, the Company established the Phantom Stock Plan (the "Plan”) to provide a limited number of key employees a long term monetary incentive based on the financial condition and performance of the Company. The Plan allows for a maximum of 5,000 Phantom Shares, of which 1,104 and 386 units were granted during 2013 and 2012, respectively. Under the Plan, participants are granted Phantom Shares which entitle the participant to receive payments in cash which are determined based on the Company's earnings and outstanding debt as of the measurement date. In December 2012, the measurement date was amended from the original measurement date of December 31, 2013 to December 31, 2015. No other changes or amendments to the plan were made. Payments are to be made in two equal installments as of the last day of the first quarter of 2016 and 2017. Participants must be employed on the date of payout to be eligible for the cash reward. At each reporting date, the Company updates the liability related to this award based on grants, forfeitures, and other inputs, as applicable, which may result in recognition of additional expense or benefit. The Company determined as of December 31, 2013, the liability related to the Plan no longer met the probability threshold required by generally accepted accounting principles for recognition in the financial statements. As a result, previously recorded compensation expense of $2.4 million was reversed within selling, general, and administrative expenses during the fourth quarter of 2013. Total compensation expense related to the Plan recorded in fiscal year 2013 was a benefit of $1.6 million and total compensation expense recorded in 2012 and 2011 were $0.3 million and $1.3 million, respectively. As of December 31, 2012, the associated liability was recorded within other liabilities on the consolidated balance sheet. The Company believes payout related to the Plan remains reasonably possible and the likely range is from $1.1 million to $1.3 million.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

12.    Commitments and Contingencies

Minimum commitments under long-term non-cancelable operating leases, principally for equipment and facilities at December 31, 2013, were as follows:

2014	$7,260
2015	5,876
2016	3,844
2017	2,823
2018	2,308
Thereafter	14,723
$36,834
Rent expense under operating leases amounted to $11.8 million, $11.6 million, and $12.5 million for the years 2013, 2012, and 2011, respectively.
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
To ensure a margin on specific customer orders, the Company may commit to purchase aluminum ingot or coil at a fixed market price for future delivery. At December 31, 2013, such fixed price purchase commitments were approximately $15.7 million for 2014 sales. These contracts are for normal purchases and sales, and therefore are not required to be accounted for as derivatives.
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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

12.     Commitments and Contingencies (Continued)

Environmental Matters
The Company's operations are subject to federal, state, local and European environmental laws and regulations, including those concerning the management of pollution and hazardous substances.In connection with the acquisition of the Company from Alumax Inc. (which was acquired by Aluminum Company of America in May 1998, and hereafter referred to as Alumax) on September 25, 1996, the Company was indemnified by Alumax for substantially all of its costs, if any, related to specifically identified environmental matters arising prior to the closing date of the acquisition during the period of time it was owned directly or indirectly by Alumax. Such indemnification includes costs that may ultimately be incurred to contribute to the remediation of eleven specified existing National Priorities List (NPL) sites for which the Company had been named a potentially responsible party under the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") as of the closing date of the acquisition from Alumax, as well as certain potential costs for nine sites to which the Company may have sent waste for disposal. The Company does not believe that it has any probable liability for significant environmental claims. Further, the Company believes it to be unlikely that the Company would be required to bear environmental costs in excess of its pro rata share of such costs as a potentially responsible party at any site. Any receivable for recoveries under the indemnification would be recorded separately from the corresponding liability when the environmental claim and related recovery is determined to be probable. In addition, the Company establishes reserves for remedial measures required from time to time at its own facilities. Management believes that the reasonably probable outcomes of these matters will not be material. The Company's reserves, expenditures, and expenses for all environmental exposures were not significant as of any of the dates or for any of periods presented.
Product Warranties
The Company provides warranties on certain products. The warranty periods differ depending on the product, but generally range from one year to limited lifetime warranties. The Company provides accruals for warranties based on historical experience and expectations of future occurrence. Changes in the product warranty accrual are summarized follows:

	Year Ended
	December 31, 2013	December 31, 2012	December 30, 2011
Balance, beginning of year	$5,098	$5,050	$5,561
Payments made or service provided	(3,480)	(2,849)	(4,340)
Warranty expense	3,639	2,948	3,445
Foreign currency translation	69	(51)	384
Balance, end of year	$5,326	$5,098	$5,050
Collective Bargaining
As of December 31, 2013, approximately 10.1% of the Company's labor force is represented by collective bargaining agreements and 26.9% of the labor force is represented by work councils. Additionally, as of December 31, 2013, the Company is party to no expired collective bargaining agreements that are currently being negotiated. Approximately 1.7% of the Company's labor force is covered by a collective bargaining agreement that will expire within one year.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

13.    Related-Party Transactions

Senior Unsecured Loan Facility
In March 2011, Euramax Holdings, Euramax International and certain of our domestic subsidiaries entered into the Senior Unsecured Loan Facility with investment funds affiliated with Highland Capital Management, L.P. and Levine Leichtman Capital Partners, our two largest shareholders, as lenders. The amount outstanding under the Senior Unsecured Loan Facility as of December 31, 2013, and the maximum amount outstanding during 2013, was $125 million. Total interest on the Senior Unsecured Loan Facility for 2013, 2012, and 2011 totaled $15.3 million, $15.6 million and $12.2 million, respectively. For a description of the terms of the Senior Unsecured Loan Facility, refer to Note 5 Long-Term Debt.

14.    Other Operating Charges

Other operating charges incurred by operating segment were as follows:

	Year Ended
	December 31, 2013	December 31, 2012	December 30, 2011
U.S. Residential Products	$289	$590	$1,027
U.S. Commercial Products	621	290	893
European Roll Coated Aluminum	497	683	—
European Engineered Products	5,472	3,406	682
Other non-allocated	2,286	1,456	5,802
Total other operating charges	$9,165	$6,425	$8,404
For the year ended December 31, 2013
Other operating charges are comprised of restructuring initiatives, facility closures, acquisition related costs and other operational initiatives. For the year ended December 31, 2013, other operating charges totaled $9.2 million. Other operating charges in the European Engineered Products segment totaled $5.5 million primarily related to the relocation and consolidation of multiple plant facilities in the UK into one operating facility. These costs included $1.9 million of severance and relocation, a $1.6 million loss on the sale of land and buildings, a $1.1 million impairment of capitalized software costs as a result of the decision to abandon the implementation of an Enterprise Resource Planning System that did not align with the Company's relocation and consolidation activities and $0.9 million represents severance costs for various social programs in France.
Non-allocated other operating charges consisted primarily of $2.0 million related to the transition services agreement and various other expenses related to the resignation of the Company's chief executive officer in November 2013.
The remaining $1.7 million of other operating charges primarily consisted of severance and relocation costs in both the U.S. and Europe related to various organizational initiatives to reduce operating costs and improve efficiencies.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

14.    Other Operating Charges (Continued)

For the year ended December 31, 2012
For the year ended December 31, 2012, other operating charges of $6.4 million were primarily comprised of $3.4 million in restructuring and relocation initiatives in the European Engineered Products segment, including $3.2 million in severance and relocation charges related to the relocation of multiple plant facilities in the UK into one operating location and $0.2 million of severance charges for various social programs in France. Other operating charges also included $1.7 million of severance and relocation in both the U.S. and Europe related to cost savings initiatives and restructuring activities, $1.0 million of legal and professional fees related to the Company's North America reorganization and $0.3 million of costs related to the acquisition of Cleveland Tubing, Inc.
For the year ended December 30, 2011
For the year ended December 30, 2011, other operating charges of $8.4 million were primarily comprised of $4.1 million related to restructuring initiatives including facility closures, relocation, and severance costs intended to reduce overhead and streamline operations. Also, tax consulting and legal and professional fees of $2.9 million were incurred related to the debt refinancing, registration of the Notes with the SEC and other capital market activities. These initiatives removed restrictive financial covenants, significantly reduced interest costs, and provided extended maturity dates. The remaining $1.2 million represents tax consulting and legal and professional fees related to the restructuring and simplification of the legal entity structure in Europe.
15.    Segment Information

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

15.     Segment Information (Continued)

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
The following table presents information about reported segments for the years ended December 31, 2013, December 31, 2012 and December 30, 2011.

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
2013
Net sales:
Third party	$290,185	$278,274	$193,504	$64,709	$—	$—	$826,672
Intersegment	726	435	217	—	—	(1,378)	—
Total net sales	$290,911	$278,709	$193,721	$64,709	$—	$(1,378)	$826,672
Income (loss) from operations	$18,911	$(5,390)	$11,004	$(6,849)	$(10,658)	$—	$7,018
Depreciation and amortization	$11,820	$11,333	$9,509	$1,846	$591	$—	$35,099
Capital expenditures	$2,787	$2,016	$3,224	$1,612	$1,103	$—	$10,742
Total assets (1)	$163,773	$107,053	$228,514	$52,331	$20,302	$—	$571,973

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
2012
Net sales:
Third party	$281,099	$292,304	$196,087	$67,650	$—	$—	$837,140
Intersegment	951	519	519	—	—	(1,989)	—
Total net sales	$282,050	$292,823	$196,606	$67,650	$—	$(1,989)	$837,140
Income (loss) from operations	$22,489	$(1,399)	$9,208	$(6,586)	$(12,357)	$—	$11,355
Depreciation and amortization	$11,674	$10,774	$9,455	$2,480	$401	$—	$34,784
Capital expenditures	$1,495	$1,255	$2,275	$627	$1,488	$—	$7,140
Total assets (1)	$173,719	$115,525	$221,950	$55,898	$27,330	$—	$594,422

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

15.     Segment Information (Continued)

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
2011
Net sales:
Third party	$305,366	$301,286	$243,497	$83,529	$—	$—	$933,678
Intersegment	1,177	284	553	—	—	(2,014)	—
Total net sales	$306,543	$301,570	$244,050	$83,529	$—	$(2,014)	$933,678
Income (loss) from operations (2)	$18,226	$(3,901)	$13,619	$(2,055)	$(15,595)		$10,294
Depreciation and amortization	$11,994	$11,004	$10,790	$3,086	$320	$—	$37,194
Capital expenditures	$996	$3,558	$2,144	$1,629	$1,824	$—	$10,151
Total assets (1)	$174,835	$117,709	$234,513	$63,579	$28,610	$—	$619,246

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

15.     Segment Information (Continued)

The following table reflects revenues from external customers by markets for the periods indicated. Revenues from external customers by groups of similar products have not been provided as it is impracticable to do so.

		Year Ended
Customer/Markets	Primary Products	December 31, 2013	December 31, 2012	December 30, 2011
Original Equipment Manufacturers (OEMs)	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; windows and roofing; and composite building panels	$199,213	$202,556	$240,769
Home Improvement Retailers	Rain carrying systems, roofing accessories, windows, doors and shower enclosures	182,666	181,363	201,107
Industrial and Architectural Contractors	Standing seam panels and siding and roofing accessories	148,708	148,231	171,259
Rural Contractors	Steel and aluminum roofing and siding	135,296	144,398	143,921
Distributors	Metal coils, rain carrying systems and roofing accessories	88,300	91,505	101,085
Home Improvement Contractors	Vinyl replacement windows; metal coils; rain carrying systems; metal roofing and insulated roofing panels; patio and entrance doors; and awnings	40,645	35,674	38,227
Manufactured Housing	Steel siding and trim components	31,844	33,413	37,310
		$826,672	$837,140	$933,678

The following tables reflect net sales and long-lived asset information by geographic areas for the periods indicated:

	Net Sales
	Year Ended
	December 31, 2013	December 31, 2012	December 30, 2011
United States	$559,135	$564,254	$596,720
The Netherlands	155,032	154,153	188,940
United Kingdom	69,433	72,699	92,574
France	33,748	36,886	45,513
Canada	9,324	9,148	9,931
	$826,672	$837,140	$933,678

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

15.     Segment Information (Continued)

	Long Lived Assets
	December 31, 2013	December 31, 2012
United States	$62,186	$69,241
The Netherlands	37,367	36,428
United Kingdom	15,523	19,732
France	13,133	13,358
Canada	1,905	2,449
	$130,114	$141,208

Non-U.S. revenue is classified based on the country in which the legal subsidiary is domiciled. The Company's largest customer accounted for 13.5% of 2013, 13.3% of 2012 and 11.1% of 2011 net sales. Sales from this customer are included in the U.S. Residential Products and U.S. Commercial Products segments. As of December 31, 2013, this customer had an outstanding trade receivable balance of $4.8 million. No other customer represented greater than 10% of the Company's revenues in 2013, 2012, or 2011.
16.    Subsequent Events

On March 21, 2014, the ABL Credit Facility was amended to, among other items, (i) reduce the applicable margin rate for LIBOR borrowings from a range of 2.00% to 2.75% to a range of 1.75% to 2.25% and reduce the applicable margin rate for Base Rate borrowings from a range of 1.00% to 1.75% to a range of 1.00% to 1.25%, in each case, based on average excess availability rather than corporate credit ratings of the Company, (ii) reduce the minimum excess availability threshold to $1.0 million, (iii) reduce the fixed charge coverage ratio ,covenant from 1.15 to 1.00 and the minimum consolidated EBITDA covenant from $55.0 million to $52.0 million ($50.0 million for fiscal 2014), (iv) suspend the testing of the fixed charge coverage ratio during the occurrence of a Seasonal Overadvance B or Seasonal Overadvance C (in each case as defined below), (v) suspend the testing of the minimum consolidated EBITDA test during the occurrence of a Seasonal Overadvance A, and (vi) provide for the three mutually exclusive overadvance facilities as described below:
"Seasonal Overadvance A", in the amount of $15.0 million, is available to the Company from February 1 of each year through May 31 of each such year, subject to the Company demonstrating compliance with the fixed charge coverage ratio of 1.00:1.00, payment of a fee in the amount of 0.20% of the amount of such facility (the "Seasonal Overadvance Fee") and other customary conditions.
"Seasonal Overadvance B", in the amount of $9.0 million, is available to the Company from February 1 of each year through November 30 of each such year, subject to the Company demonstrating compliance with a U.S. fixed charge coverage ratio of 1.00:1.00, payment of the Seasonal Overadvance Fee (except to the extent already paid during such calendar year), maintenance of a U.S. fixed charge coverage ratio of 1.00:100 and other customary conditions.
"Seasonal Overadvance C", in the amount of the lesser of (i) $6.0 million and (ii) the sum of (a) 10% of the first component of the borrowing base and (b) 10% of the second component of the borrowing base,, is available to the Company from February 1 of each year through August 22 of each such year, subject to the payment of the Seasonal Overadvance Fee (except to the extent already paid during such calendar year), maintenance of a minimum consolidated EBITDA over the trailing twelve months of $52.0 million ($50.0 million for fiscal 2014) and other customary conditions.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

17.    Supplemental Guarantor Condensed Financial Information

On March 18, 2011, Euramax Holdings (presented as Parent in the following schedules), through its 100% owned subsidiary, Euramax International (presented as Issuer in the following schedules) issued $375 million of its 9.50% Senior Secured Notes due 2016 (the "Notes"). The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Euramax Holdings. Additionally, the Notes were fully and unconditionally guaranteed by all material domestic subsidiaries, collectively referred to as the "Guarantors." On December 30, 2011, as permitted by the First Supplemental Indenture, the Company completed the merger of the Guarantor subsidiaries with Euramax International. This merger does not adversely affect the legal rights under the Indenture of any holder of the Notes in any material respect. All other subsidiaries of Euramax International, whether direct or indirect, do not guarantee the Notes (the "Non-Guarantors").
Additionally, the Notes are secured on a second priority basis by liens on all of the collateral (subject to certain exceptions) securing Euramax International's senior secured credit facilities. In the event that secured creditors exercise remedies with respect to Euramax International's pledged assets, the proceeds of the liquidation of those assets will first be applied to repay obligations secured by the first priority liens under the senior secured credit facilities and any other first priority obligations.
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
The following condensed consolidating financial statements present the results of operations, financial position and cash flows of (1) the Parent, (2) the Issuer (including all Guarantor subsidiaries prior to the merger), (3) the Non-Guarantor Subsidiaries, and (4) eliminations to arrive at the information for Euramax Holdings on a consolidated basis.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

17.    Supplemental Guarantor Condensed Financial Information (Continued)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2013
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$1,700	$7,277	$—	$8,977
Accounts receivable, less allowance for doubtful accounts	—	35,012	38,984	—	73,996
Inventories, net	—	62,270	27,490	—	89,760
Income taxes receivable	—	341	641	—	982
Deferred income taxes	—	559	21	—	580
Other current assets	—	5,462	1,546	—	7,008
Total current assets	—	105,344	75,959	—	181,303
Property, plant, and equipment, net	—	62,185	67,929		130,114
Amounts due from affiliates	—	229,101	18,828	(247,929)	—
Goodwill	—	81,359	122,694	—	204,053
Customer relationships, net	—	24,626	16,005	—	40,631
Other intangible assets, net	—	7,073	—	—	7,073
Investment in consolidated subsidiaries	(103,217)	2,407	—	100,810	—
Deferred income taxes	—	—	87	—	87
Other assets	—	4,185	4,527	—	8,712
Total assets	$(103,217)	$516,280	$306,029	$(147,119)	$571,973

Liabilities and Shareholders' (deficit) equity
Current liabilities:
Accounts payable	$—	$30,312	$26,950	$—	$57,262
Accrued expenses	14	16,133	10,219	—	26,366
Accrued interest payable	—	8,973	47	—	9,020
Deferred income taxes	—	—	605	—	605
Total current liabilities	14	55,418	37,821	—	93,253
Long-term debt	—	535,396	—	—	535,396
Amounts due to affiliates	5,332	12,086	230,511	(247,929)	—
Deferred income taxes	—	9,561	9,419	—	18,980
Other liabilities	—	7,036	25,871	—	32,907
Total liabilities	5,346	619,497	303,622	(247,929)	680,536

Shareholders' (deficit) equity:
Common stock	195	—	21	(21)	195
Additional paid-in capital	724,071	661,180	199,452	(860,632)	724,071
Accumulated loss	(843,750)	(775,318)	(210,242)	985,560	(843,750)
Accumulated other comprehensive income	10,921	10,921	13,176	(24,097)	10,921
Total shareholders' (deficit) equity	(108,563)	(103,217)	2,407	100,810	(108,563)
Total liabilities & shareholders' (deficit) equity	$(103,217)	$516,280	$306,029	$(147,119)	$571,973

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

Liabilities and Shareholders' equity (deficit)
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

Shareholders' equity (deficit):
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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

17.    Supplemental Guarantor Condensed Financial Information (Continued)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2013
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$561,277	$272,942	$(7,547)	$826,672
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	—	479,813	227,696	(7,547)	699,962
Selling and general (excluding depreciation and amortization)	668	49,670	25,090	—	75,428
Depreciation and amortization	—	23,349	11,750	—	35,099
Other operating charges	—	3,196	5,969	—	9,165
Income (loss) from operations	(668)	5,249	2,437	—	7,018
Equity in earnings of subsidiaries	(24,227)	(14,391)	—	38,618	—
Interest expense	—	(52,888)	(1,190)	—	(54,078)
Intercompany interest income (expense)	—	17,678	(17,678)	—	—
Other income (loss), net	—	8,191	(787)	—	7,404
Loss before income taxes	(24,895)	(36,161)	(17,218)	38,618	(39,656)
Benefit from income taxes	—	(11,934)	(2,827)	—	(14,761)
Net loss	$(24,895)	$(24,227)	$(14,391)	$38,618	$(24,895)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
For the Year Ended December 31, 2013
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Total
Net loss	$(24,895)	$(24,227)	$(14,391)	$38,618	$(24,895)
Other comprehensive income (loss):
Foreign currency translation adjustment	(815)	(815)	(815)	1,630	(815)
Pension liability adjustment, net of tax	931	931	(936)	5	931
Total other comprehensive income (loss)	$116	$116	$(1,751)	$1,635	$116
Total comprehensive loss	$(24,779)	$(24,111)	$(16,142)	$40,253	$(24,779)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

17.    Supplemental Guarantor Condensed Financial Information (Continued)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2012
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$565,237	$281,912	$(10,009)	$837,140
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	—	474,058	236,996	(10,009)	701,045
Selling and general (excluding depreciation and amortization)	318	55,752	27,422	—	83,492
Depreciation and amortization	—	22,403	12,381	—	34,784
Other operating charges	—	2,336	4,089	—	6,425
Multiemployer pension withdrawal expense	—	39	—	—	39
Income (loss) from operations	(318)	10,649	1,024	—	11,355
Equity in earnings of subsidiaries	(36,450)	(13,618)	—	50,068	—
Interest expense	—	(53,859)	(999)	—	(54,858)
Intercompany interest income (expense)	—	17,353	(17,353)	—	—
Other income, net	—	4,960	52	—	5,012
Loss before income taxes	(36,768)	(34,515)	(17,276)	50,068	(38,491)
(Benefit from) provision for income taxes	—	1,935	(3,658)	—	(1,723)
Net loss	$(36,768)	$(36,450)	$(13,618)	$50,068	$(36,768)

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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

17.    Supplemental Guarantor Condensed Financial Information (Continued)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 30, 2011
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$597,779	$347,811	$(11,912)	$933,678
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	—	507,136	289,941	(11,912)	785,165
Selling and general (excluding depreciation and amortization)	594	58,191	32,636	—	91,421
Depreciation and amortization	—	22,859	14,335	—	37,194
Other operating charges	—	7,718	686	—	8,404
Multiemployer pension withdrawal expense	—	1,200	—	—	1,200
Income (loss) from operations	(594)	675	10,213	—	10,294
Equity in earnings of subsidiaries	(62,123)	(4,514)	—	66,637	—
Interest expense	—	(52,163)	(3,416)	—	(55,579)
Intercompany interest (income) expense	—	14,698	(14,698)	—	—
Other (loss) income, net	—	(18,606)	4,489	—	(14,117)
Loss before income taxes	(62,717)	(59,910)	(3,412)	66,637	(59,402)
Provision for income taxes	—	2,213	1,102	—	3,315
Net loss	$(62,717)	$(62,123)	$(4,514)	$66,637	$(62,717)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
For the Year Ended December 30, 2011
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Total
Net loss	$(62,717)	$(62,123)	$(4,514)	$66,637	$(62,717)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,380	2,380	2,092	(4,472)	2,380
Pension liability adjustment, net of tax	(5,837)	(5,837)	(3,351)	9,188	(5,837)
Total other comprehensive loss	$(3,457)	$(3,457)	$(1,259)	$4,716	$(3,457)
Total comprehensive loss	$(66,174)	$(65,580)	$(5,773)	$71,353	$(66,174)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

17.    Supplemental Guarantor Condensed Financial Information (Continued)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2013
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$—	$(7,396)	$(2,919)	$—	$(10,315)
Cash flows from investing activities:
Proceeds from sale of assets	—	324	2,022	—	2,346
Capital expenditures	—	(5,829)	(4,913)	—	(10,742)
Distribution from affiliate	—	—	5,068	(5,068)	—
Net cash used in investing activities	—	(5,505)	2,177	(5,068)	(8,396)
Cash flows from financing activities:
Net borrowings on ABL Credit Facility	—	18,270	—	—	18,270
Deferred financing fees	—	(175)	—	—	(175)
Distribution to affiliate	—	(5,068)	—	5,068	—
Net cash provided by financing activities	—	13,027	—	5,068	18,095
Effect of exchange rate changes on cash	—	—	(431)	—	(431)
Net (decrease) increase in cash and cash equivalents	—	126	(1,173)	—	(1,047)
Cash and cash equivalents at beginning of year	—	1,574	8,450	—	10,024
Cash and cash equivalents at end of year	$—	$1,700	$7,277	$—	$8,977

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

17.    Supplemental Guarantor Condensed Financial Information (Continued)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(539)	$4,524	$—	$3,985
Cash flows from investing activities:
Proceeds from sale of assets	—	1,317	4	—	1,321
Capital expenditures	—	(4,158)	(2,982)	—	(7,140)
Purchase of a business, net of cash acquired	—	(6,445)	—	—	(6,445)
Distribution to affiliate	—	—	(2,165)	2,165	—
Net cash used in investing activities	—	(9,286)	(5,143)	2,165	(12,264)
Cash flows from financing activities:
Net borrowings on ABL Credit Facility	—	8,280	—	—	8,280
Deferred financing fees	—	(8)	(26)	—	(34)
Distribution from affiliate	—	2,165	—	(2,165)	—
Net cash provided by (used in) financing activities	—	10,437	(26)	(2,165)	8,246
Effect of exchange rate changes on cash	—	—	(4,270)	—	(4,270)
Net (decrease) increase in cash and cash equivalents	—	612	(4,915)	—	(4,303)
Cash and cash equivalents at beginning of year	—	962	13,365	—	14,327
Cash and cash equivalents at end of year	$—	$1,574	$8,450	$—	$10,024

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

17.    Supplemental Guarantor Condensed Financial Information (Continued)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 30, 2011
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(15,469)	$34,065	$—	$18,596
Cash flows from investing activities:
Proceeds from sale of assets	—	79	355	—	434
Capital expenditures	—	(6,289)	(3,862)	—	(10,151)
Contributed capital to subsidiaries	—	(99,930)	—	99,930	—
Return of capital from subsidiaries	—	151,083	—	(151,083)	—
Distribution to affiliate	—	(132,896)	—	132,896	—
Net cash (used in) provided by investing activities	—	(87,953)	(3,507)	81,743	(9,717)
Cash flow from financing activities:
Net borrowings on ABL Credit Facility	—	10,205	—	—	10,205
Net repayments on First Lien Credit Facility	—	(302,394)	(109,634)	—	(412,028)
Borrowings under Senior Secured Notes	—	375,000	—	—	375,000
Borrowings under Senior Unsecured Notes	—	19,812	—	—	19,812
Contributed capital to subsidiaries	—	—	99,930	(99,930)	—
Return of capital	—	—	(151,083)	151,083	—
Deferred financing fees	—	(6,510)	(4,113)	—	(10,623)
Distribution from affiliate	—	—	132,896	(132,896)	—
Net cash used in financing activities	—	96,113	(32,004)	(81,743)	(17,634)
Effect of exchange rate changes on cash	—	—	(1,820)	—	(1,820)
Net decrease in cash and cash equivalents	—	(7,309)	(3,266)	—	(10,575)
Cash and cash equivalents at beginning of year	—	8,271	16,631	—	24,902
Cash and cash equivalents at end of year	$—	$962	$13,365	$—	$14,327

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

18.    Quarterly Results of Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2013

Net sales	$172,545	$229,861	$227,835	$196,431
Cost of sales, excluding depreciation and amortization	149,170	190,461	188,792	171,539
Depreciation and amortization	8,593	8,450	8,514	9,542
Operating income (loss)	(7,432)	9,884	8,687	(4,121)
(Loss) income before income taxes	(27,375)	(1,859)	3,177	(13,599)
Net (loss) income	$(28,116)	$(1,556)	$16,259	$(11,482)

Year Ended December 31, 2012

Net Sales	$198,683	$223,792	$219,173	$195,492
Cost of sales, excluding depreciation and amortization	166,565	185,135	182,557	166,788
Depreciation and amortization	8,681	8,633	8,624	8,846
Operating income (loss)	(286)	8,065	6,610	(3,034)
Loss before income taxes	(7,778)	(14,659)	(3,290)	(12,764)
Net loss	$(8,120)	$(15,592)	$(1,175)	$(11,881)

The Company's interim reporting is based on a 4-4-5 week closing calendar. The first quarter of 2013 includes 3 fewer days and the fourth quarter of 2013 includes 1 additional day compared to the first and fourth quarter of 2012, respectively. The second and third quarters of 2013 and 2012 each include 13 weeks.

Schedule I—Condensed Financial Information

EURAMAX HOLDINGS, INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEET
(in thousands, except share data)

	December 31, 2013	December 31, 2012
Assets
Investment in and advances to subsidiaries	$(103,217)	$(81,316)
Liabilities and shareholders' (deficit) equity
Interest and other payables	$14	$10
Amounts due to affiliates	5,332	4,666
Total liabilities	5,346	4,676
Shareholders' (deficit) equity:
Class A common stock—$1.00 par value; 600,000 shares authorized, 194,852 issued and outstanding in 2013 and 188,938 issued and outstanding in 2012	195	189
Class B convertible common stock—$1.00 par value; 600,000 shares authorized, no shares issued in 2013 and 2012	—	—
Additional paid-in capital	724,071	721,869
Accumulated loss	(843,750)	(818,855)
Accumulated other comprehensive income	10,921	10,805
Total shareholders' (deficit) equity	(108,563)	(85,992)
Total liabilities and shareholders' (deficit) equity	$(103,217)	$(81,316)

See accompanying notes.

Schedule I—Condensed Financial Information

EURAMAX HOLDINGS, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended
	December 31, 2013	December 31, 2012	December 30, 2011
Costs and expenses:
General and administrative	$668	$318	$594
Interest expense	—	—	—
Loss before taxes and equity in net losses of subsidiaries	(668)	(318)	(594)
Provision for income taxes	—	—	—
Net loss before equity in net losses of subsidiaries	(668)	(318)	(594)
Equity in losses of subsidiaries, net of tax	(24,227)	(36,450)	(62,123)
Net loss	$(24,895)	$(36,768)	$(62,717)

See accompanying notes.

Schedule I—Condensed Financial Information

EURAMAX HOLDINGS, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF COMPREHENSIVE OPERATIONS
(in thousands)

	Year Ended
	December 31, 2013	December 31, 2012	December 30, 2011
Net loss	$(24,895)	$(36,768)	$(62,717)
Other comprehensive income (loss):
Foreign currency translation adjustment	(815)	80	2,380
Pension liability adjustments, net of tax	931	953	(5,837)
Total other comprehensive income (loss)	$116	$1,033	$(3,457)
Total comprehensive loss	$(24,779)	$(35,735)	$(66,174)

See accompanying notes

Schedule I—Condensed Financial Information

EURAMAX HOLDINGS, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

Year Ended
	December 31, 2013	December 31, 2012	December 30, 2011
Net cash provided by operating activities	$—	$—	$—
Net cash provided by investing activities	$—	$—	$—
Net cash provided by financing activities	$—	$—	$—
Supplemental cash flow information
Income taxes paid, net	$—	$—	$—
Interest paid, net	$—	$—	$—

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

Evaluation of disclosure controls and procedures
Our management, with the participation of both our Principal Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (December 31, 2013). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Based on their evaluation of the Company's disclosure controls and procedures as of December 31, 2013, the Principal Executive Officer and CFO have concluded that the Company's disclosure controls and procedures were effective.
The required certifications of our Principal Executive Officer and our Chief Financial Officer are included as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, internal control over financial reporting and changes to internal control referred to in those certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.
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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) entitled “Internal Control- Integrated Framework.” Based on such assessment, our management concluded that as of December 31, 2013 our internal control over financial reporting was effective.

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
Limitations on the effectiveness of controls
Our management, including our Principal Executive Officer and Chief Financial Officer, does not expect that internal control over financial reporting and our disclosure controls and procedures will prevent all errors and potential fraud. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Principal Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Euramax Holdings have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	OTHER INFORMATION

None.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following sets forth certain information with respect to the board of directors and executive officers of the Company as of March 28, 2014.

Name	Age	Title
Hugh Sawyer	59	President
Mary S. Cullin	48	Senior Vice President, Chief Financial Officer and Treasurer
R. Scott Vansant	52	Senior Vice President, Euramax North America
Scott R. Anderson	52	Senior Vice President, Operations
Shyam K. Reddy	39	Senior Vice President, General Counsel and Corporate Secretary
Jan Timmerman	48	Senior Vice President, Managing Director Europe
Michael D. Lundin	54	Chairman and Director
James G. Bradley	68	Director
Jeffrey A. Brodsky	55	Director
Alvo M. Oddis	58	Director
Trey B. Parker III	38	Director
Hugh Sawyer has been the interim president of Euramax Holdings since February 2014. Mr. Sawyer has been a managing director of Huron Consulting Group Inc. since January 2010. He leads the Operational Improvement Service Line for Huron's Business Advisory Practice. From August 2007 through January 2010, Mr. Sawyer served as president of Legendary Inc., a premier developer and operator of hospitality, resort, retail, marine and real estate businesses. He has more than 35 years of experience leading operational improvements, turnarounds and mergers and acquisitions for both public and private companies across a diverse group of industries. He has served as the president or chief executive officer of seven companies, including JHT Holdings Inc., Allied Holdings Inc., Aegis Communications Group Inc., National Linen Service Inc., The Cunningham Group Inc., and Wells Fargo Armored Service Corporation. Since 2012, Mr. Sawyer has served as a director of Edison Mission Energy Inc. and JHT Holdings Inc. Mr. Sawyer has served as a director of Energy Future Competitive Holdings Company LLC and Texas Competitive Electric Holdings Company LLC since 2013. He has previously served as a director of Allied Holdings Inc., Paradise Island Holdings Limited, Neff Equipment Rental Corporation, Hines Horticulture Inc., Spiegel Inc., Aegis Communications Group Inc., International Computex Inc., Phoenix Communications Inc. and Guardian Armor, Inc.
Mary S. Cullin has been the senior vice president, chief financial officer and treasurer of Euramax Holdings since October 2013. Previously Ms. Cullin served as vice president of finance and shared services for Euramax International with responsibility for North America finance, accounting, information systems, credit and payroll activities. She joined Euramax Holdings in 2008 as the director of financial planning and analysis and has served in various finance and accounting positions for the Company. Prior to joining Euramax Holdings, Ms. Cullin was the divisional chief financial officer of HD Supply Lumber and Building Materials. Ms. Cullin has also held financial positions with The Home Depot and Flowers Foods, Inc. Ms. Cullin received her B.S. in Financial Management from Clemson University in 1987.
R. Scott Vansant has been the senior vice president of Euramax North America since October 2013. Previously, Mr. Vansant served as the chief financial officer of Euramax Holdings since July 1998 and senior vice president and secretary of Euramax Holdings from September 1996 - March 2013. He joined Alumax in 1991. From 1995 to 1996, Mr. Vansant served as director of internal audit for Alumax. Mr. Vansant also served in various operational positions with Alumax Building Products, Inc., including serving as controller from 1993 to 1995 and branch manager from 1992 to 1993. Prior to 1991, Mr. Vansant worked as a certified public accountant for Ernst & Young LLP. Mr. Vansant received a BBA in Accounting from Mercer University in 1984.

Scott R. Anderson has been the senior vice president of operations of Euramax Holdings since August of 2011. Previously, Mr. Anderson was president of the U.S. Residential Products segment beginning in September 2006 and president of the subsidiary Amerimax Building Products, Inc. beginning in October 1998. Mr. Anderson has served in various financial and operational roles since joining the company in 1987, including operations manager of Amerimax Building Products, Inc. from 1997 to 1998 and controller of Amerimax Building Products, Inc. from 1995 to 1997. Mr. Anderson received a B.S. in Finance from the University of Utah in 1987 and an M.B.A. from New York University in 1995. He is a certified public accountant.
Shyam K. Reddy has been the senior vice president, general counsel and corporate secretary of Euramax Holdings since March 2013. Prior to joining Euramax Holdings, he was the southeast sunbelt region regional administrator for the U.S. General Services Administration from March 2010 to March 2013. Mr. Reddy also practiced law as a partner in the Corporate Group at Kilpatrick Townsend & Stockton. Mr. Reddy earned both a B.A. and a Masters in Public Health from Emory University and his Juris Doctorate from the University of Georgia.
Jan Timmerman has been the senior vice president, managing director Europe since February 2012. Mr. Timmerman joined the Company as managing director of Euramax Coated Products, B.V. on October 1, 2010. Mr. Timmerman is an experienced international executive having spent over twenty years in various operations, marketing and general management positions with Philips Lighting Electronics. Immediately prior to joining Euramax Coated Products, B.V., Mr. Timmerman served as the CCO for Philips Consumer Lighting EMEA from 2007-2010. Mr. Timmerman earned his Masters of Science degree from the University of Twente in Enschede, Netherlands and has taken numerous executive training courses in international management, marketing and mergers and acquisitions from IMD in Lausanne, Switzerland and the Kellogg Graduate School of Management at Northwestern University in Chicago.
Michael D. Lundin has been a director of Euramax Holdings since July 2009, and became chairman of Euramax Holdings at that time. Mr. Lundin has also served on the Audit Committee since July 2009. Mr. Lundin was interim president and chief executive officer of Euramax Holdings from November 2013 to February 2014. Mr. Lundin is currently a partner in Resilience Capital Partners, a private equity firm focused on investments in companies in special situations. Previously, Mr. Lundin was president and chief executive officer of the Oglebay Norton Company, a miner, processor, transporter and marketer of industrial minerals and aggregates from December 2002 until February 2008, and was employed by Oglebay Norton since 2000. Oglebay Norton filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on February 23, 2004. Prior to joining Oglebay Norton, Mr. Lundin served as vice president and then president/partner of Michigan Limestone Operations, LP. Mr. Lundin earned a B.S. in Manufacturing Engineering and Product Development from the University of Wisconsin and an M.B.A. from Loyola Marymount University. Mr. Lundin is currently a director of Rand Logistics, Inc. and U.S. Concrete Inc. and, until 2013, was a director of Broder Bros. ,Co. and Avtron, Inc. Also, until 2008, he was a director of Oglebay Norton Company. Mr. Lundin brings to our board extensive corporate oversight and financial management expertise as well as strategic and financial transactional experience.
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
Jeffrey A. Brodsky has been a director of Euramax Holdings since July 2009. Mr. Brodsky is currently a Managing Director of Quest Turnaround Advisors, LLC ("Quest"), a crisis management consulting firm, and leading Quest's role as Liquidation Manager of the ResCap Liquidating Trust and as Plan Administrator of Adelphia Communications Corporation. Mr. Brodsky also currently serves as the non-executive chairman of Horizon Lines, Inc. and as lead director of Broadview Networks Holdings, Inc. He serves on the Audit Committee of both companies. Previously, he was the chairman, president, and chief executive officer of PTV, Inc.  Mr. Brodsky co-founded Quest, a financial advisory and restructuring firm in Rye Brook, NY in 2000 and has been a managing director there since that time. Prior to founding Quest, Mr. Brodsky held various senior management roles with Integrated Resources, Inc., a diversified financial services firm. He is a certified public accountant. Previously, Mr. Brodsky served as non-executive chairman and director of AboveNet, Inc., a director of PTV, Inc., Motor Coach International, Inc., EBG Holdings, LLC, Titan Energy Partners, LP, TVMAX, Inc., Morris Material Handling, Inc., Comdisco Holdings, Inc. and Hawaiian Airlines, Inc.  Mr. Brodsky's significant experience in the areas of accounting and finance and general business matters are important to the board's ability to review our financial statements, assess potential financings and strategies and otherwise supervise and evaluate our business decisions.

Alvo M. Oddis has been a director of Euramax Holdings since July 2009. Since September 2004, Mr. Oddis has been president of Oddis Consulting, LLC, which provides consulting services to distribution and light manufacturing companies, as well as selective private equity groups, in each case, in the areas of inventory management, asset management, sales and marketing and strategic direction. From 2002 to 2007, Mr. Oddis was president and chief executive officer of Vitality Foodservice, Inc., a provider of dispensed beverages to the food services industry. From 1990 to 2002, Mr. Oddis was president and chief executive officer of Clayton Group Inc., a waterworks distributor. From 1987 to 1990, Mr. Oddis was a partner in Transfirst Financial Corporation, specializing in mergers and acquisitions of wholesale distribution and manufacturing companies. Mr. Oddis brings many years of operational and distribution leadership experience to our board.
Trey B. Parker has been a director of Euramax Holdings since April 2012. Mr. Parker has been the Managing Director and Co-Head of Research at Highland Capital Management, L.P. since March 2011. Prior to his current role, Mr. Parker was a Portfolio Manager at Highland covering a number of the industrial verticals, as well as parts of tech, media and telecom; he also worked as a Senior Portfolio Analyst on the Distressed & Special Situations investment team. Prior to joining Highland in March 2007, Mr. Parker was a Senior Associate at Hunt Special Situations Group, L.P., a private equity group focused on distressed and special situation investing. Mr. Parker was responsible for sourcing, executing and monitoring control private equity investments across a variety of industries. Prior to joining Hunt in 2004, Mr. Parker was an analyst at BMO Merchant Banking, a private equity group affiliated with the Bank of Montreal. While at BMO, Mr. Parker completed a number of leveraged buyout and mezzanine investment transactions. Prior to joining BMO, Mr. Parker worked in sales and trading for First Union Securities and Morgan Stanley. Mr. Parker received an MBA with concentrations in Finance, Strategy and Entrepreneurship from the University of Chicago Booth School of Business and a B.A. in Economics and Business from the Virginia Military Institute. Mr. Parker provides our board with experience and knowledge in financial analysis and finance.
Board of Directors
The board of directors of Euramax Holdings currently consists of five members. Two positions, one of which is reserved for the Chief Executive Officer, are currently vacant. The board of directors of Euramax Holdings has determined that all of its directors are independent under the applicable rules of the SEC and the NYSE. Each of the directors was elected to the board of directors in accordance with the stockholders' agreement between the company and its stockholders. Directors are elected annually to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified.
Audit Committee.    The audit committee of the board of directors of Euramax Holdings is currently comprised of Messrs. Brodsky and Lundin and one position is vacant. Mr. Brodsky is the chairman of the audit committee. The board of directors of Euramax Holdings has determined that each of the members of the committee is "financially literate" and that Mr. Brodsky qualifies as an "audit committee financial expert" within the meaning of the regulations adopted by the SEC. The board of directors of Euramax Holdings has affirmatively determined that all of the directors on the committee are independent under the rules of the SEC and NYSE. The audit committee has direct responsibility for the appointment, evaluation, retention, compensation and oversight of the work of our independent registered public accounting firm; the review of accounting principles of our company; coordination of the board's oversight of our internal control over financial reporting; the review of policies governing related party transactions and approval of related party transactions; and the review of risk management policies and other compliance matters.
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
Code of Ethics
The Company has adopted a code of ethics that applies to its directors, officers (including its chief executive officer and chief financial officer) and employees. A copy of the code of ethics was filed as an exhibit to our From 10-K for the fiscal year ended December 31, 2011 and is incorporated by reference into this report.

Item 11.	EXECUTIVE COMPENSATION

This section discusses the compensation of our current and former principal executive officers and principal financial officers during 2013, as well as three other executive officers. These executive officers are referred to in the Compensation Discussion and Analysis (the "CD&A") and the tables that follow as our "NEOs." Our NEOs with respect to fiscal year 2013 are Mitchell B. Lewis (who ceased to serve as our principal executive officer on November 8, 2013, but continued as an employee through January 1, 2014), Michael D. Lundin (who served as our interim president and CEO from November 8, 2013 through February 18, 2014), Mary S. Cullin (who became our principal financial officer on October 21, 2013), R. Scott Vansant (who served as our principal financial officer from January 1, 2013 until October 21, 2013 and subsequently as our Senior Vice President Euramax North America), Scott R. Anderson, Shyam K. Reddy, and Jan Timmerman. The CD&A is a discussion focusing on the policies, decisions and considerations with respect to the compensation of our NEOs during the 2013 fiscal year. Although the CD&A focuses on information relevant to NEO compensation during 2013, it also contains forward-looking statements that are based on current plans, considerations and expectations. However, determinations regarding the compensation of the NEOs that we adopt in the future may differ materially from currently planned programs summarized in the CD&A.
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
The key objectives of our executive compensation program are (1) to attract, motivate, reward and retain high caliber executive officers with the skills necessary to successfully lead and manage our business, (2) to achieve accountability for the performance of our executive officers by linking annual cash incentive compensation to the achievement of measurable performance objectives and (3) to align the interests of the executive officers and our stockholders through short-term and long-term incentive compensation programs. For our NEOs, short-term and long-term incentives are designed to accomplish these objectives by providing a significant financial correlation between the Company's financial results and their total compensation.
A significant portion of the compensation of our NEOs consists of cash and equity-based compensation that is contingent upon the achievement of financial performance metrics that are designed to incentivize performance that creates shareholder value. Providing a significant amount of NEO compensation in this form serves to align the interest of our executive officers with the interests of our stockholders because the amount of cash compensation ultimately received by the NEOs varies depending on our achievement of pre-determined financial objectives and the value of such equity-based compensation is derived from our equity value, which is likely to fluctuate based on our financial performance.

Our compensation philosophy is based on the following core principles:
Total compensation should be related to company performance

We believe that a significant portion of our executive officers' total compensation should be linked to achieving specified financial and business objectives that create stockholder value and provide incentives to our executive officers to work as a team. Individuals in senior leadership roles are compensated based upon evaluations of company performance and individual performance. Company performance is evaluated primarily based on the degree to which specified financial objectives are met. Individual performance is evaluated based upon several individualized leadership factors, including:

•	attaining specific financial objectives within the executive officer's area of responsibility;

•	building and developing individual skills and a strong leadership team; and

•	developing an effective infrastructure to support business growth and profitability.

Total compensation should be competitive

We believe that our total compensation packages should be competitive so that we can attract, retain, and motivate talented executive officers who will help us outperform our competitors. To that end, in addition to the compensation offered to all of our NEOs, we provided our CEO and each of our current and former CFO with additional post-employment compensation that consists of two elements—nonqualified defined contribution retirement plan benefits (for our former CEO and former CFO) and additional severance benefits. We believe these benefits to be important elements in well-structured and competitive CEO and CFO compensation packages.
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
Setting Executive Compensation

The compensation committee consists of three members of the board of directors, Messrs. Oddis, Bradley and Parker. Our board of directors has determined that each member of our compensation committee was and remains an outside director for purposes of Section 162(m) of the Code, a nonemployee director for purposes of Rule 16b-3 under the Exchange Act and an independent director as that term is defined under the rules of the NYSE.
Our compensation committee oversees our executive compensation program. In addition, the compensation committee conducts a review of and determines the amount and form of compensation for the executive officers, including the NEOs, at least annually. During the course of that review, the committee considers our compensation philosophy and objectives, the impact of each NEO on the results and success of the Company and the performance of the particular NEO (based on information provided by the CEO for the NEOs other than himself). In addition, the compensation committee considers recommendations by the CEO regarding the compensation of NEOs other than himself. Our CEO provides recommendations to the compensation committee with respect to total compensation, salary adjustments, annual cash incentive bonus targets, and equity incentive awards for the NEOs other than himself. The CEO's recommendations regarding compensation are determined based on his evaluations of the other NEOs' performance and any compensation reports and surveys produced by compensation consultants retained by the compensation committee during the relevant time. The compensation committee gives significant weight to the CEO's recommendations when determining the compensation of our NEOs. The compensation committee, meeting in executive session, determines the compensation of the CEO, including his annual incentive targets. As part of its annual NEO compensation review, the compensation committee determines financial objectives and target annual bonus amounts for the NEOs pursuant to our short-term incentive compensation plan. When setting the financial objects for such plans, the compensation committee also considers input of our CFO.

The compensation committee has the authority to engage the services of an independent compensation consultant, but did not do so for purposes of benchmarking or establishing the CEO or other NEO compensation in 2013. In 2012, management utilized the Economic Research Institute (ERI) to benchmark the NEOs salary and total cash compensation and to update the market analysis provided by compensation consultants in previous years. The compensation committee may engage a compensation consultant in the future, from time to time, as it determines necessary.
Consistent with our past practice, we expect that going forward, the compensation committee will review NEO compensation on an annual basis, at the time of a promotion or other change in level of responsibilities, as well as when competitive circumstances or business needs may require. After considering all of the relevant information referred to above, the compensation committee approves NEO compensation packages that are consistent with our compensation philosophy, designed to achieve our compensation objectives and be competitive in our industry.
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
Weighting of Compensation Elements
We strive to achieve an appropriate mix between the various elements of our compensation program in order to meet our compensation objectives and philosophy. However, we do not apply any rigid formulas in setting the compensation of our NEOs, and do not use predefined ratios in determining the allocation of compensation among the various elements. Rather, we determine the mix of each executive's total compensation based on market conditions, geographic considerations, competitive market data and other factors.

Base Salary

We provide a base salary to our NEOs to compensate them for their services during the year and to provide them with a stable source of income. Our NEOs and all employees' base salaries depend on their qualifications, their position within the Company, the scope of their job responsibilities, the period during which they have been performing those responsibilities, their individual performance and the results achieved, unique skill sets or knowledge which would impact our ability to replace the individual and pay mix (base salary, annual cash incentives, equity incentives, perquisites and other executive benefits) and compensation practices in our markets.
The base salaries of our NEOs are established by our compensation committee. For NEOs other than the CEO, the compensation committee's determinations regarding base salary are based in large part on the recommendations of the CEO. In setting base salaries, the CEO and our compensation committee considered the factors described above.
The annual base salaries in effect for each of our NEOs as of December 31, 2013 were as follows: Mr. Lundin - $0; Ms. Cullin - $240,000; Mr. Vansant - $326,665; Mr. Anderson - $287,473; Mr. Reddy - $290,000; and Mr. Timmerman - $330,466. The NEO's salaries are reviewed by the compensation committee annually, as well as at the time of a promotion or other change in level of responsibilities, or when competitive circumstances or business needs may require. Mr. Timmerman's salary was converted to U.S. dollars based on the average U.S. dollar to euro exchange rate for the year ended December 31, 2013, which was 1.328.
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

Target awards under the Bonus Plan are expressed as a percentage of base salary. The 2013 target awards for our NEOs were 35% of base salary for Ms. Cullin, 50% of base salary for Mr. Vansant, 35% of base salary for Mr. Anderson, 35% of base salary for Mr. Reddy, and 35% of base salary for Mr. Timmerman. Prior to becoming chief financial officer, Ms. Cullin had target awards under the Bonus Plan of 25% and 30% of her respective base salaries as a senior director and vice president during 2013. For fiscal year 2013, the threshold achievement level under the Bonus Plan for each corporate goal was the achievement of 85% of the target goal. Achievement of each corporate goal is calculated independently, and no payment shall be made with respect to any goal unless 85% achievement of such goal is attained for the relevant year. However, no award is paid to any participant if the Company fails to achieve a threshold of 85% of its EBITDA performance objective. The compensation committee of the board of directors may, at its discretion, approve payments on a discretionary basis based on the achievement of some, but not all of the goals. Upon achievement of 85% of a corporate goal, 40% of the NEOs' target bonus allocable to that particular goal would be payable. For each 1% of achievement above 85% achievement, bonuses payable would be increased by an additional 4% up to achievement of 100% of the corporate goals (at which level, target bonus would be paid). Each 1% of achievement above target would result in a 3.3% increase in the bonus payable up to achievement of 130% of the corporate goals (at which level, 200% of target bonus would be paid). Each 1% of achievement above 130% of the corporate goals would result in a 1% increase in the bonus payable. Beginning with fiscal year 2010, there have been no maximum awards under the Bonus Plan. The compensation committee decided to remove maximum award amounts because it believes that the Company benefits by providing the executive officers with an unlimited award potential based on achieving the best possible performance results for the Company. Accordingly, the only constraint on the amount payouts under the Bonus Plan is the increased difficulty to achieve incremental results above the financial objectives established to be eligible for a target payout. In making this decision, the compensation committee considered the historical achievements of the Company, the payouts received by the NEOs, and the challenging nature of achieving incremental results above the target levels that already exist in the plan which will act as a limitation and provide reasonable payouts based on achievement of extraordinary results.
The corporate goals under the Bonus Plan for fiscal year 2013 were (1) operating income of the Company on a consolidated basis and, in the case of Messrs. Anderson and Timmerman, also with respect to their operating units, determined in accordance with GAAP, before deducting interest, taxes, depreciation and amortization (“EBITDA”) and (2) reduction in working capital. The 2013 fiscal year corporate target goals under the Bonus Plan were as follows: achievement of $70,000,000 consolidated EBITDA and the achievement of 48.0 days of working capital. For all of the NEO's except Messrs. Anderson and Timmerman, 85% of the NEO's target award under the Bonus Plan was based on the consolidated EBITDA of the Company and 15% was based on achievement of working capital reduction goals. For Mr. Anderson, due to his role as the senior vice president of operations and specific responsibility over North America, 20% of his target award under the Bonus Plan was based on the consolidated EBITDA of the Company, 25% was based on the EBITDA of his operating unit, 10% was based on achievement of 43.3 days of working capital for North America, and 45% was based on other operational performance metrics. For Mr. Timmerman, due to his role as the European operating group senior vice president and managing director, 20% of his target award under the Bonus Plan was based on the consolidated EBITDA of the Company, 65% was based on the EBITDA of his operating unit, and 15% was based on achievement of 58.3 days of working capital for his operating unit. We believe that EBITDA is an appropriate measure of the Company's and our NEOs' success because it emphasizes operating cash flow (which is important for meeting our debt service obligations), revenue performance, and improvements in our operating efficiency over the relevant period in which NEOs can have a significant impact. The Bonus Plan also provides that in the event of a change in control of the Company, participants in the plan are entitled to receive a pro-rata portion of their full target awards for the performance year during which the change in control of the Company occurs, assuming 100% achievement of the performance objectives.
In fiscal year 2013, the Company did not achieve its threshold consolidated EBITDA performance objective, a requirement under the Bonus Plan for payment of any award for achievement of any corporate or subsidiary performance objectives. The European operations achieved the EBITDA goal for 2013 and the compensation committee approved a discretionary partial bonus payment for Mr. Timmerman for the portion of his bonus related to operating unit EBITDA.
Although EBITDA, revenue relating to business development and working capital were used as the financial measures for fiscal year 2013, in the future the compensation committee may use other objective financial performance indicators for the Bonus Plan including, without limitation, the price of our common stock, shareholder return, return on equity, return on investment, return on capital, sales productivity, economic profit, economic value added, net income, operating income, gross margin, sales, free cash flow, working capital, earnings per share, operating company contribution, EBITDA (or any derivative thereof) or market share.

Equity Incentives

In September 2009, our board of directors adopted an equity compensation program, the Euramax Holdings, Inc. 2009 Executive Incentive Plan (the “Equity Plan”), for the purposes of attracting and retaining valued employees. Our long-term equity incentive awards are generally intended to accomplish the following main objectives: create a direct correlation between our financial and equity value performance and compensation paid to the NEOs; function as a long-term retention tool for the NEOs and all executives; create a corporate culture that aligns employee interests with stockholder interests; attract and motivate key employees; reward participants for performance in relation to the creation of stockholder value; and deliver competitive levels of compensation consistent with our compensation philosophy.
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
On March 18, 2013, Mr. Reddy was granted 1,000 shares of restricted stock under the Equity Plan in connection with his hiring as officer of Euramax Holdings. On October 19, 2013, Ms. Cullin was granted 300 shares of restricted stock under the Equity Plan in connection with her promotion to officer of Euramax Holdings. The Company does not have a formal policy regarding the timing of making grants of equity-based awards. Other than grants made in connection with a prior restructuring and refinancing at the Company, equity awards have generally been granted to new hires or promotions to officers of the Company. The size of awards granted under the Equity Plan to new hires are determined by the compensation committee and are determined principally based on the total amount authorized under the Equity Plan, the historical range of equity grants provided to executives under expired plans with consideration given to the nature of the job and the individual's experience, as well as the current market conditions relating to equity ownership of officers in similar positions at similarly situated companies.
The shares of restricted stock held by our NEOs become vested in four equal installments on the first, second, third and fourth anniversaries of the date of grant. In addition, any unvested shares of restricted stock would become fully vested in the event of a change in control of the Company (as defined in the Equity Plan) or a termination of any of the NEOs' employment by reason of their death or disability. In addition, upon a change in control of the Company, any shares that remain available for issuance under the Equity Plan will be issued to employees who are prior grantees, including the NEOs, on a pro-rata basis at or immediately prior to such change in control. In the alternative, the Company may issue to each such prior grantee, a cash payment equal to the fair market value of the portion of the available shares allocable to such grantee.
Retirement Plan Benefits

Our NEOs, with the exception of Mr. Timmerman, participate in the Company's U.S. qualified 401(k) retirement plan that is made available to employees generally. Pursuant to the plan, participants are eligible to receive partial employer matching contributions. In addition, the former CFO (current Senior Vice President, North America) participates in a non-qualified supplemental executive retirement plan, the Euramax Holdings, Inc. Amended and Restated Supplemental Executive Retirement Plan, which is described in more detail following the Pension Benefits table.
Mr. Timmerman participates in the Euramax Coated Products B.V. Swiss Life Pension Plan.

Termination Benefits
Employment Agreements
The Company entered into an amended and restated employment agreement with Mr. Vansant in June 2009 and, in February 2014, entered into an employment agreement with Ms. Cullin. The employment agreements generally provide for base salary, an annual target bonus, participation in certain benefit plans and termination payments and benefits. The Company also entered into an employment agreement with Mr. Timmerman in September 2010 that provides for base salary and a holiday allowance, as well as Mr. Timmerman’s participation in our performance-based cash incentive bonus program, our comprehensive group health insurance plan and other collective welfare and insurance plans. Mr. Timmerman’s employment agreement also provides for termination payments and benefits upon certain terminations of employment and related post-termination restrictive covenants.
Additional detail with respect to the employment agreements is provided below in the narrative following the “Grants of Plan Based Awards” table and in the section titled “Potential Payments Upon Termination of Employment and a Change in Control.”
Transition Services Agreement
In connection with Mr. Lewis ceasing to provide services as the President and Chief Executive Officer of the Company, we entered into a transition services agreement with Mr. Lewis whereby Mr. Lewis would no longer be the President and Chief Executive Officer and President of the Company, but would provide services during a transition period commencing on November 8, 2013 and ending on a date between January 1, 2014 and March 1, 2014, as determined by the board of directors. That period ended on January 1, 2014. During the transition period, Mr. Lewis was paid his annual base salary and he was eligible to participate in the Company’s health, welfare and retirement plans. At the end of the transition period, Mr. Lewis was entitled to severance that was consistent with the severance provided in his employment agreement with the Company. The termination payments and benefits and conditions of receipt of such payments and benefits are described below in the section titled “Potential Payments Upon Termination of Employment and a Change in Control”.
Severance Plan
Messrs. Anderson and Reddy are eligible to receive termination benefits under the Euramax International Severance Pay Plan (the "Severance Pay Plan"). Under the terms of the Severance Pay Plan applicable to the NEOs, upon certain terminations of employment, participants shall be paid 16 weeks of base salary plus an additional one week of base salary for each year of service up to a maximum total payment of 26 weeks of base salary, to be paid in a lump sum following the date that the release of claims described below becomes irrevocable by its terms. The termination payments and benefits and conditions of receipt of such payments and benefits are described below in the section titled “Potential Payments Upon Termination of Employment and a Change in Control”.
Additional Benefits and Perquisites
We provide our NEOs with certain personal benefits and perquisites that the compensation committee believes are reasonable and essential to our ability to remain competitive in the general marketplace in attracting and retaining executive talent. Such benefits include car allowances or leased car benefits, company-paid life and disability insurance premiums, medical benefits and relocation benefits. The personal benefits and perquisites provided to our NEOs in 2013 are described below in a footnote to the All Other Compensation column of the Summary Compensation Table. The compensation committee, in its discretion, may change the personal benefits and perquisites provided to the NEOs.
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
Summary Compensation Table

The following table shows the compensation earned by our NEOs during fiscal years ended December 31, 2013, December 31, 2012 and December 30, 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)(5)	Stock Awards ($) (6)	Non-Equity Incentive Plan Compensation ($)(7)	Change in Pension Value ($)(8)	All Other Compen-sation ($)(9)	Total ($)
Micheal D. Lundin (1)	2013	—	—	—	—	—	—	—
President and CEO
Mary S. Cullin (2)	2013	203,538	—	118,500	—	—	15,375	337,413
Senior Vice President, CFO, and Treasurer
R. Scott Vansant (3)	2013	324,930	—	—	—	—	29,053	353,983
Senior Vice President, Euramax North America (former CFO)	2012	320,250	25,000	—	—	48,365	31,074	424,689
	2011	320,250	75,000	57,700	—	31,227	27,232	511,409
Scott R. Anderson	2013	285,219	—	—	—	—	29,569	314,788
Senior Vice President—Operations	2012	279,100	25,000	—	—	—	26,649	330,749
	2011	279,100	10,000	57,700	—	—	19,345	366,145
Shyam K. Reddy	2013	223,077	8,150	474,000	—	—	21,961	727,188
Senior Vice President, General Counsel and Corporate Secretary
Jan Timmerman (4)	2013	330,466	53,120	—	—	—	100,059	483,645
Senior Vice President Europe and Managing Director Europe	2012	298,470	26,560	313,600	—	—	100,441	739,071
Mitchell B. Lewis	2013	600,000	—	—	—	—	1,837,969	2,437,969
Former CEO and President	2012	600,000	20,000	—	—	48,780	34,807	703,587
	2011	567,692	100,000	—	—	31,405	29,034	728,131
_______________________________________

(1)
Effective November 8, 2013, Mr. Lewis resigned as president and chief executive officer and Mr. Lundin assumed the role of interim president and chief executive officer. Mr. Lundin received $101,000 in director’s fees for 2013. These are disclosed in the table under the heading “Compensation of Directors.”

(2)	Ms. Cullin was named senior vice president, chief financial officer, and treasurer on October 21, 2013. Prior to that, she served as senior director and vice president of finance and shared services.

(3)	Mr. Vansant was named senior vice president of Euramax North America on October 21, 2013. Prior to that, he served as a senior vice president, chief financial officer and treasurer.

(4)	All compensation amounts for Mr. Timmerman have been converted to U.S. dollars at the average exchange rate for the fiscal year ended December 31, 2013, which was 1.328.

(5)
For fiscal years 2013, 2012, and 2011, the compensation committee provided discretionary bonuses for certain employees despite the Company not meeting the threshold EBITDA performance objective for the Bonus Plan.

(6)
Reflects the grant date fair value of the restricted stock awards granted to the NEOs, calculated pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 718 ("FASB ASC Topic 718"). Assumptions used in the calculation of these amounts are included in Note 8 to our 2013 audited financial statements.

(7)
Reflects amounts earned under the Bonus Plan with respect to the 2013, 2012 and 2011 fiscal year. No amounts were earned by the NEOs under the Bonus Plan with respect to 2013, 2012, or 2011 because the threshold EBITDA performance objective was not achieved.

(8)
Reflects the aggregate change in the actuarial present value of the accumulated benefits of Messrs. Lewis and Vansant during fiscal years 2013, 2012, and 2011 under the Euramax Holdings, Inc. Amended and Restated Supplemental Executive Retirement Plan.

(9)The amounts reflected in this column for fiscal year 2013 include the following:

Name	Payments Upon Termination of Employment	Health Benefits ($)(a)	Executive Life Insurance ($)(b)	Car and Cell Phone Allowance ($)	Company Contribution to Defined Contribution Plan ($) (c)
Mitchell B. Lewis	1,800,000	15,115	2,448	14,783	5,623
Michael D. Lundin	—	—	—	—	—
Mary S. Cullin	—	8,104	1,086	3,312	2,873
R. Scott Vansant	—	15,115	1,154	7,918	4,866
Scott R. Anderson	—	15,115	1,006	9,179	4,269
Shyam Reddy	—	9,107	522	9,320	3,012
Jan Timmerman	—	—	—	35,768	64,291
_______________________________________

(a)
The following items are included in this amount: actual company cost per employee for the employee medical, dental and vision plans. The Company makes contributions for health benefits on behalf of Mr. Timmerman as required by the Dutch Health Care Insurance Act for all employees in the Netherlands. No other health care premiums are paid by the Company on behalf of Mr. Timmerman.

(b)	Amounts represent the annual premiums paid by the Company for executive life and long term disability insurance of our NEOs.

(c)
Mr. Timmerman is a participant in the Euramax Coated Products Swiss Life Pension Plan, which is a group, not an individual plan. The Plan is administered and fully insured by Zwitserleven, a Dutch insurance company. All premiums are fully paid by the Company directly to Zwitserleven based on a set rate table that considers factors such as number and age of participants and compensation levels.  Euramax has no obligation other than the premium contributions which are made to the Plan. Zwitserleven bears the risk that life expectancy increases and Zwitserleven is fully responsible for investment results related to the Plan. Euramax does not participate in any benefit or loss from the investment results. All other NEOs are participants in the U.S. 401(k) plan. Amounts shown represent Company contributions to those plans.

Grants of Plan-Based Awards

	Estimated Future Payouts Under Non-Equity Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock (#) (3)	Grant Date Fair Value of Stock Awards ($)
Name	Threshold ($)(2)	Target ($)	Grant Date
Michael D. Lundin	—	—		—	—
Mary S. Cullin	23,591	58,978		—	—
	—	—	10/19/2013	300	118,500
R. Scott Vansant	65,333	163,333		—	—
Scott R. Anderson	40,246	100,616		—	—
Shyam Reddy	40,600	101,500		—	—
	—	—	3/18/2013	1,000	474,000
Jan Timmerman (6)	46,265	115,663		—	—
Mitchell B. Lewis	240,000	600,000		—	—
_______________________________________

(1)
Includes annual bonus opportunities for 2013. The plan does not specify a maximum allowable payout, except as the payout relates to EBITDA earned in the performance year. Each 1% of achievement above target would result in a 3.3% increase in the bonus payable up to achievement of 130% of the corporate goals (at which level, 200% of target bonus would be paid). Each 1% of achievement above 130% of the corporate goals would result in a 1% increase in the bonus payable. However, in the event that all executive participants in the plan achieve more than 100% of target in a performance year, the aggregate amount of their awards in excess of target would be reduced, on a pro- rata basis, to no more than 10% of the Company's consolidated EBITDA in excess of the EBITDA performance target. With respect to Mr. Anderson, this reduction would be made if all participants of the Bonus Plan in his operating unit achieved more than 100% of their targets in a performance year.

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

(3)	Reflects shares of restricted stock granted during 2013.

(4)
Reflects the grant date fair value of the restricted stock award grants to the NEOs during 2013, calculated pursuant to FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 8 to our 2013 audited financial statements.

(5)	Amounts were translated to U.S. dollars using the average exchange rate for 2013, which was 1.328.
Employment Agreements

On June 12, 2009, we entered into an amended and restated employment agreement with Mr. Vansant, our senior vice president, Euramax North America, and former chief financial officer. This employment agreement provided for a two-year initial term (commencing June 12, 2009 for Mr. Vansant), with day-to-day extensions of the term thereafter unless and until the Company or the executive provides at least 60 days notice of non-renewal. The employment agreement provides for an initial annual base salary, which was $305,000. In addition, the employment agreement provides that Mr. Vansant is eligible to participate in our performance-based cash incentive bonus program, with a target annual bonus equal to 50% of his base salary. Mr. Vansant is also eligible to participate in benefit plans in which our other senior executives participate. In addition, his employment agreement provides for certain payments and benefits in the event of a termination of his employment under specific circumstances. Such termination payments and benefits and conditions to receipt of such payments and benefits are described below in the section titled “Potential Payments Upon Termination of Employment and a Change in Control.”

On September 21, 2010, we entered into an employment agreement with Mr. Timmerman, our senior vice president, managing director Europe, effective October 1, 2010. The employment agreement is entered into for an indefinite period of time and will terminate in any event by operation of law, without notice being required, on the last day of the month in which Mr. Timmerman reaches the age of 65, or the day on which he reaches the retirement age in accordance with the applicable pension scheme, whichever date occurs first. The employment agreement provides for an annual base salary of EUR 215,000 as well as holiday allowance equal to 8% of the gross annual salary, payable annually in the month of May. As such, the annual total of the salary as set out will be equal to EUR 232,200. In addition, the employment agreement provides that Mr. Timmerman is eligible to participate in our performance-based cash incentive bonus program, with a target annual bonus equal to 35% of his gross annual salary. Mr. Timmerman is also eligible to participate in the comprehensive group health insurance plans and other collective welfare and insurance plans. If Mr. Timmerman is prevented from providing services as a result of illness, he will be entitled, unless provided otherwise in the Dutch Civil Code and as long as this employment agreement remains in effect, to 100% of his annual salary for a period of one year. If he remains ill and prevented from providing services for more than one year, he will be entitled, unless provided otherwise in the Dutch Civil Code and as long as the employment agreement remains in effect, to 70% of his annual salary for an additional period of one year. In addition, his employment agreement provides for certain payments in the event of a termination of his employment under specific circumstances. Such termination payments and conditions to receipt of such payments and benefits are described below in the section titled “Potential Payments Upon Termination of Employment and a Change in Control.”
On February 3, 2014, we entered into an employment agreement with Ms. Cullin, our senior vice president, chief financial officer and treasurer. The employment agreement provides for an annual base salary, which is $240,000. In addition, the employment agreement provides that Ms. Cullin is eligible to participate in our performance-based cash incentive bonus program, with a target annual bonus equal to 35% of her base salary. Ms. Cullin is also eligible to participate in benefit plans in which our other senior executives participate. In addition, her employment agreement provides for certain payments and benefits in the event of a termination of her employment under specific circumstances. Such termination payments and benefits and conditions to receipt of such payments and benefits are described below in the section titled “Potential Payments Upon Termination of Employment and a Change in Control.”
We also entered into an amended and restated employment agreement with Mr. Lewis in June 2009, our former president and chief executive officer, which provides for a two-year initial term (commencing June 1, 2011), with day-to-day extensions of the term thereafter unless and until the Company or the executive provides at least 60 days notice of non-renewal. The transition services agreement that we entered into with Mr. Lewis on November 5, 2013 supplements the employment agreement and provides that, other than to the extent the employment agreement is modified by the transition services agreement, the employment agreement remains in full force and effect. Mr. Lewis’ transition services agreement provides that he will be entitled to severance payments and benefits that are consistent with the severance terms of his employment agreement. The receipt of severance payments and other benefits pursuant to the terms of his employment agreement is contingent upon his execution of a general release of any and all claims arising out of or related to his employment with the Company and the termination of his employment, and compliance with restrictive covenants included in his employment agreement. The severance provisions of the employment agreement continue to be applicable and such termination payments and benefits and conditions to receipt of such payments and benefits are described below in the section titled “Potential Payments Upon Termination of Employment and a Change in Control.”
Mr. Lewis, Mr. Vansant, Ms. Cullin, and Mr. Timmerman are the only NEOs that are party to employment agreements with the Company.

Outstanding Equity Awards at Fiscal Year-End
The table below sets forth certain information regarding the outstanding equity awards held by our NEOs as of December 31, 2013.

		Restricted Stock Awards and Restricted Stock Units
Name	Year Granted	Number of Shares of Stock that Have Not Vested (#)(1)	Market Value of Shares of Stock that Have Not Vested ($)(2)
Michael D. Lundin	2013	—	—
Mary S. Cullin	2013	300	118,500
	2012	75	29,625
R. Scott Vansant	2011	50	19,750
Scott R. Anderson	2011	50	19,750
Shyam Reddy	2013	1,000	395,000
Jan Timmerman	2012	200	79,000
	2011	50	19,750
	2010	375	148,125
_______________________________________

(1)
The above reflects outstanding restricted stock awards and restricted stock units that have not vested as of December 31, 2013. All shares of restricted stock awards and units held by our NEOs vest in four equal installments on the first, second, third and fourth year anniversaries of the date of grant. In addition, any unvested shares of restricted stock awards and restricted stock units become fully vested in the event of a change in control of the Company (as defined in the Equity Plan) or a termination of any of the NEOs' employment by reason of their death or disability.

(2)
The market value of restricted stock awards and units held by our NEOs has been calculated by multiplying the number of shares of restricted stock held by each NEO as of December 31, 2013 by the fair market value of a share of Company common stock as of such date, which was determined internally by the Company.

Stock Vested During Fiscal Year 2013
The table below sets forth certain information regarding restricted stock held by our NEOs that vested during fiscal year 2013.

Name	Number of Shares of Stock That Became Vested (#)	Value Realized on Vesting ($)(1)
Mitchell B. Lewis	850	402,900
Michael D. Lundin (2)	125	59,250
Mary Cullin	75	35,550
R. Scott Vansant	625	296,250
Scott R. Anderson	325	154,050
Shyam Reddy	—	—
Jan Timmerman	250	118,500

(1)
The value realized upon the vesting of shares of restricted stock awards and units held by our NEOs has been calculated by multiplying the number of shares of restricted stock that became vested by the fair market value of a share of Company common stock on the applicable vesting date, which was determined internally by the Company.

(2)	Mr. Lundin was awarded the 125 shares vested during 2013 as compensation for his role as Director and Chairman.

Pension Benefits

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
Mitchell B. Lewis	—	—	—	—
Michael D. Lundin	—	—	—	—
Mary Cullin	—	—	—	—
R. Scott Vansant	Euramax Holdings, Inc. Amended and Restated Supplemental Executive Retirement Plan	23	268,553	—
Scott R. Anderson	—	—	—	—
Shyam Reddy	—	—	—	—
Jan Timmerman	—	—	—	—
_______________________________________

(1)
The valuation method used to calculate these amounts was the Projected Unit Credit Method. Material assumptions applied in determining these amounts were a discount rate of 3.70% and an assumed retirement age of 65, the earliest time at which Mr. Vansant may retire under the plan without any benefit reduction due to age.

We maintain the Euramax Holdings, Inc. Amended and Restated Supplemental Executive Retirement Plan ("SERP"), a separate supplemental non-qualified pension plan in which certain executives participate. The SERP provides for a lump sum benefit that is the equivalent of an amount payable in the form of a life annuity starting at age 65 of $46,000 per year. Mr. Vansant is currently 51 years old. Benefits under the plan are not vested until the executive attains age 55, or, if earlier, upon their total and permanent disability, death, or a change in control of the Company. Payment of benefits under the plan are paid upon retirement, disability, death or upon a termination of the executive's employment by the Company upon the occurrence of a change in control of the Company or by the executive within one year of a change in control if there has been a material reduction in duties or compensation or authority or if they have been required to relocated from Atlanta, Georgia ("Constructive Termination"). If benefits become payable before the executive attains age 65, only a specified percentage of the benefit will be payable, which percentage increases from 50% at age 55 to 96% at age 64.
Mr. Lewis had benefits under the SERP that were similar to Mr. Vansant's, but such benefits terminated on November 8, 2013 in connection with his resignation as president and chief executive officer.
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
R. Scott Vansant
In the case of Mr. Vansant, the termination payments and benefits to which he would be entitled are set forth in his employment agreement. If, during the term of his agreement, the employment of Mr. Vansant is terminated by the Company without "cause," or Mr. Vansant resigns from his employment for "good reason" (each as defined in his agreement), he would be entitled to the following severance payments and benefits:

1.
A pro-rata portion of his annual bonus, calculated based on the number of days worked in the year in which termination occurs, at a level at least equal to 50% of their actual bonus for the relevant year;

2.
Lump sum payment equal to two times the sum of (A) his base salary in effect 30 days prior to termination and (B) 50% of his annualized base salary for the fiscal year in which the date of termination occurs; and

3.
Continuation of coverage under the Company's insurance plans for Mr. Vansant and his qualified beneficiaries for 24 months following the date of termination, at the rates paid by other senior executives.

Mary S. Cullin
In the case of Ms. Cullin, the termination payments and benefits to which she would be entitled to upon a termination of employment following February 3, 2014, are set forth in her employment agreement. If, during the term of her agreement, the employment of Ms. Cullin is terminated by the Company without "cause," or Ms. Cullin resigns from employment for "good reason" (each as defined in her employment agreement), she would be entitled to (i) continuation of her base salary at the then current rate for twelve months following the termination of employment and (ii) continuation on the same terms as an active employee of medical insurance benefits that Ms. Cullin would have otherwise been eligible to receive as an active employee of the Company for twelve months following the termination of employment. For the purposes of the table set forth below, Ms. Cullin’s termination benefits shall be based on the Severance Pay Plan because her employment agreement only became effective on February 3, 2014 and the table below assumes that her employment was terminated on December 31, 2013.
Ms. Cullin and Mr. Vansant's receipt of the termination payments and benefits is contingent upon execution of a general release of any and all claims arising out of or related to their employment with us and the termination of their employment, and compliance with the restrictive covenants described in the following paragraph.
Pursuant to their employment agreements, Ms. Cullin and Mr. Vansant have also agreed to customary restrictions with respect to the disclosure and use of our confidential information, and each has agreed that all intellectual property developed or conceived by them while employed with us relating to our business is our property. In addition, during the term of their employment and for the 24 month period (for Mr. Vansant) or 12 month period (for Ms. Cullin) following their respective terminations of employment for any reason, Ms. Cullin and Mr. Vansant have each agreed not to (1) solicit or hire any of our employees, (2) induce or attempt to induce any supplier, licensee, licensor or other material business relation of ours to cease doing business with us, or (3) participate (whether as an officer, director, employee or otherwise) in any competitive business.
Jan Timmerman
In the case of Mr. Timmerman, pursuant to his employment agreement, if at any time the Company (or the relevant corporate body of the Company, as the case may be) terminates Mr. Timmerman’s employment agreement, he will be entitled to a lump sum payment in an amount equal to the product of the Cantonal Court Formula with a correction factor of C=1, but with a minimum amount equal to (a) the annual total salary (EUR 232,200); and (b) the average bonus for the last 3 calendar years preceding the termination of the employment agreement, provided that;

i.
said compensation many not exceed the income to which Mr. Timmerman would have been entitled if he had remained in the employment of the Company from the date of termination until reaching the age of 65 or the retirement age as provided in his employment agreement; and

ii.
if a court awards any compensation to Mr. Timmerman as a result of proceeding on the basis of Articles 7.681 or 7.685 of the Dutch Civil Code, the amount of such award will be deducted from the amount of compensation to which he is entitled to under this provision.

Pursuant to his employment agreement, Mr. Timmerman has also agreed to customary restrictions with respect to the disclosure and use of our confidential information. All intellectual property rights pertaining to any creation, discovery or invention by Mr. Timmerman whether or not made by him independently, connected to the activities or either the Company or an enterprise affiliated therewith will accrue to the Company, irrespective of whether the creation, discovery or invention took place during or outside working hours and irrespective of whether Mr. Timmerman's position either directly of indirectly entails creative, exploratory or inventive work, including the creation of intellectual property. This provision will also applies to creations, discovery and inventions as described above made within a period of one year following the termination of Mr. Timmerman's employment agreement. Unless otherwise provided for by law, Mr. Timmerman will not acquire any right to be identified as the creator, discoverer or inventor of any such intellectual property. In addition, for a period of twelve months following the termination of this employment agreement, Mr. Timmerman will not, without the prior written permission of the Company, in any form or way undertake any activities that are the same as, or similar to, the activity of the Company or enterprise or affiliated therewith, in the Netherlands and in those countries where the Company and/or enterprises affiliated with the Company traded and/or manufactured products and/or provided services at the time the employment agreement is in effect. During the term of the employment agreement as well as for a period of two years after the termination of the employment agreement, Mr. Timmerman will refrain from either directly or indirectly;

i.	engaging individuals who are on the payroll of the Company or any enterprise affiliated with the Company or who were so during his employment; and/or

ii.
Soliciting or entering into commercial relationships with any person or entirety which is a client of the Company of any enterprise affiliated with the Company at the date of which the employment agreement terminates, or was a client during the three year period prior to that date even if such contact is initiated by these customers or relations.

Mitchell B. Lewis
Mr. Lewis’ transition services agreement provides that he will be entitled to severance payments and benefits that are consistent with the severance terms of his employment agreement. The severance terms set forth in his employment agreement are substantially the same as those for Mr. Vansant that are described above. The transition services agreement provides that the total severance payments to be made to Mr. Lewis following the transition period will be $1,800,000 (not including benefits continuation, which he’s entitled to). The receipt of severance payments and other benefits pursuant to the terms of his employment agreement is contingent upon his execution of a general release of any and all claims arising out of or related to his employment with the Company and the termination of his employment, and compliance with restrictive covenants that are substantially the same the restrictive covenants in Mr. Vansant’s employment agreement.
Messrs. Anderson and Reddy are eligible to receive termination benefits under the Severance Pay Plan. Under the terms of the Severance Pay Plan applicable to Messrs. Anderson and Reddy (and Ms. Cullin until execution of her employment agreement) as in effect as of December 31, 2013, upon an involuntary termination of employment by the Company due to a job elimination or restructuring caused by a merger, acquisition, divestiture, unit shutdown, departmental consolidation, technological change or similar business reason, as determined by the Company ("Qualifying Termination"), participants shall be paid 16 weeks of base salary plus an additional one week of base salary for each year of service up to a maximum total payment of 26 weeks of base salary, to be paid in a lump sum following the date that the release of claims described below becomes irrevocable by its terms. For purposes of the Severance Pay Plan, payment amounts shall be calculated on the basis of the participant's position and base salary immediately prior to the Qualifying Termination of employment and "base salary" shall be deemed to mean the Participant's base salary in effect at that time excluding any bonuses, awards, overtime, premiums, expense reimbursements, etc. All rights to payments under the Severance Pay Plan cease upon subsequent employment following a Qualifying Termination. Receipt of severance under the Severance Pay Plan is subject to execution of an agreement that contains a general release of any and all claims arising out of or related to their employment with us and the termination of their employment as well as restrictive covenants regarding solicitation or hiring of our employees as well as solicitation of our customers, in each case which govern for two years following the termination of their employment. The agreement also contains confidentiality and non-disparagement covenants of infinite duration. The agreement which such NEOs will be required to sign in order to receive payments under the Severance Pay Plan provides that in the event of a breach of any such covenant, they must repay all severance paid to them, except for the sum of 10% of such severance or $500, whichever is greater.
In the event of a termination of the employment of our NEOs by the Company for cause or by the NEOs' voluntary resignation without good reason, none of the NEOs would be entitled to receive severance benefits or payments from the Company.

The table below quantifies the payments and benefits that our NEOs would be entitled to receive upon the termination of their employment under various circumstances, in each case, assuming such termination of employment occurred as of December 31, 2013. The information below does not incorporate the terms of any agreement entered into after December 31, 2013. It should also be noted that as of December 31, 2013, there was $1.8 million severance accrued in connection with the transition service agreement with Mr. Lewis, our former CEO and President. This balance was paid to Mr. Lewis in January 2014.
Termination Payments

		Severance ($)		Continuation of Benefits ($)(5)	Acceleration of Equity ($)(6)	SERP Benefit ($)(7)	Total ($)
Termination without Cause	M. Cullin	—		—	—	—	—
	R. S. Vansant	816,638	(1)	32,538	—	—	849,176
	S. Anderson	—		—	—	—	—
	S. Reddy	—		—	—	—	—
	J. Timmerman	384,693	(3)	—	—	—	384,693
Qualifying Termination	M. Cullin	96,923	(2)	—	—	—	96,923
	R. S. Vansant	—		—	—	—	—
	S. Anderson	143,737	(2)	—	—	—	143,737
	S. Reddy	89,231	(2)		—	—	89,231
	J. Timmerman	—		—	—	—	—
Resignation for Good Reason	M. Cullin	—		—	—	—	—
	R. S. Vansant	816,638	(1)	32,538	—	—	849,176
	S. Anderson	—		—	—	—	—
	S. Reddy	—		—	—	—	—
	J. Timmerman	—		—	—	—	—
Death or Disability	M. Cullin	—		—	148,125	—	148,125
	R. S. Vansant	—	(4)	—	19,750	268,533	288,283
	S. Anderson	—		—	19,750	—	19,750
	S. Reddy	—		—	395,000	—	395,000
	J. Timmerman	—		—	246,875	—	246,875
Retirement	M. Cullin	—		—	—	—	—
	R. S. Vansant	—		—	—	—	—
	S. Anderson	—		—	—	—	—
	S. Reddy	—		—	—	—	—
	J. Timmerman	—		—	—	—	—
_______________________________________

(1)
These amounts include two times the sum of (a) his base salary in effect 30 days prior to termination and (b) 50% of his annualized base salary, which is required under Mr. Vansant's employment agreement. No amount has been included with respect to a pro-rata bonus because no amounts were earned under the Bonus Plan during fiscal year 2013.

(2)
These amounts reflect the severance payable to Ms. Cullin and Messrs. Anderson and Reddy pursuant to the Severance Pay Plan in the event of a Qualifying Termination (as defined herein). Based on their years of service, Ms. Cullin would be paid 21 weeks of severance, Mr. Anderson would be paid 26 weeks of severance and Mr. Reddy would be paid 16 weeks of severance.

(3)
This amounts reflects the severance payable to Mr. Timmerman pursuant to his employment agreement in the event of a Qualifying Termination. Mr. Timmerman would be paid his current salary plus the average of payments under the Bonus Plan for the last three years. This amount was converted from euros to U.S. dollars using the exchange rate as of December 31, 2013, which was 1.328.

(4)
Under Mr. Vansant's employment agreement, the Company is not obligated to pay him any severance in the event of a termination by reason of death or disability. However, the Company may choose to pay him all or a portion of the bonus payable for the year in which termination occurs, at the Company's discretion. No amounts with respect to the bonus have been included here because no bonuses were earned with respect to fiscal year 2013.

(5)
These amounts reflect the cost to the Company, as of December 31, 2013, of providing continuation of coverage under the Company's insurance plans for him and his qualified beneficiaries for 24 months, at the rates paid by other senior executives, which is required under Mr. Vansant's employment agreement.

(6)
The value of the accelerated vesting of restricted stock held by our NEOs has been calculated by multiplying the number of shares of restricted stock held by each NEO as of December 31, 2013 by the fair market value of a share of Company common stock as of such date, which was determined internally by the Company.

(7)
In the event of a termination by reason of death or disability, Mr. Vansant's benefits under the SERP would become vested such that the benefit payable in connection with such event would be equal to the benefits paid to him had they attained age 55. As a result, these amounts reflect the present value as of December 31, 2013 of the amounts that would be payable to Mr. Vansant under the SERP upon a termination upon attainment of age 55. In the event of the retirement of Mr. Vansant on December 31, 2013, no amounts would be payable under the SERP because he is younger than age 55 as of such date.

Change in Control Benefits

As discussed above, the Bonus Plan provides that in the event of a change in control of the Company, participants in the Bonus Plan are entitled to receive a pro-rata portion of his or her full target award for such performance year, assuming 100% achievement of the performance objectives, to be paid no later than 15 days following the change in control. In addition, in the event of a change in control of the Company, the vesting of the shares of restricted stock that have been granted to our NEOs would become accelerated. In addition, any shares that remain available for issuance under the Equity Plan will be issued to prior grantees, including the NEOs, on a pro-rata basis at or immediately prior to such change in control. In the alternative, the Company may issue to each prior grantee, a cash payment equal to the fair market value of the portion of the available shares allocable to such grantee. In addition, Mr. Vansant's retirement benefits under the SERP would become vested upon a change in control of the Company. The below table quantifies the value of such benefits, assuming such change in control occurred as of December 31, 2013.

Name	Pro-Rata Annual Bonus ($)	Value of Accelerated Vesting of Restricted Stock & Value of Additional Pro-Rata Restricted Stock Grants ($)(1)	SERP Benefit ($)(2)
Michael D. Lundin	—	—	—
Mary S. Cullin	58,978	170,916	—
R. Scott Vansant	163,333	114,713	268,553
Shyam Reddy	101,500	433,235	—
Scott R. Anderson	100,616	69,131	—
Jan Timmerman	115,663	225,610	—
Mitchell B. Lewis	600,000	—	—
_______________________________________

(1)
The value of the accelerated vesting of restricted stock held by our NEOs has been calculated by multiplying the number of shares of restricted stock held by each NEO as of December 31, 2013 by the fair market value of a share of Company common stock as of such date, which was determined internally by the Company. In addition, these amounts also include the value of the pro-rata share of additional awards of restricted stock that would be granted to each of our NEOs pursuant to the Equity Plan in connection with the change in control, based on a $395 per share fair market value as of December 31, 2013.

(2)
In the event of a change in control, benefits of Mr. Vansant pursuant to the SERP would become vested such that the benefits payable to him under the SERP be equal to the benefits paid to him had he attained age 55. However, note that a change in control is only a vesting event under the plan, not a payout event. Such benefits would be paid out upon a Constructive Termination (as defined herein) of Mr. Vansant's employment. This amount assumes that a change in control and Constructive Termination have occurred and reflect the present value as of December 31, 2013 of the amounts that would be payable to Mr. Vansant under the SERP in these circumstances upon attainment of age 55, applying a discount rate of 3.70%.

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
Compensation of Directors

The table below sets forth information regarding the compensation earned by our non-employee directors during fiscal year 2013.

Name	Fees Earned or Paid In Cash ($)(1)	Stock Awards ($)(2)	Total ($)
James G. Bradley	78,000	—	78,000
Jeffrey A. Brodsky	87,000	—	87,000
Michael D. Lundin (3)	101,000	—	101,000
Alvo M. Oddis	87,000	—	87,000
Trey B. Parker III	—	—	—
Brian T. Stewart	—	—	—
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

(2)
As of December 31, 2013, Messrs. Lundin, Brodsky and Oddis have no remaining shares of unvested restricted stock and Mr. Bradley held 250 shares of unvested restricted stock. Mr. Bradley's restricted stock award vests in four equal installments on each of May 1, 2011, and November 1, 2012, 2013, and 2014. In addition, any shares of restricted stock held by our directors would become fully vested in the event of a change in control of the Company (as defined in the Equity Plan) or a termination of any of the director's service on the board of directors by reason of their death or disability.

(3) On November 8, 2013, Michael D. Lundin was named interim president and CEO of Euramax.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information as of December 31, 2013 regarding beneficial ownership of the common stock of Euramax Holdings by:

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

	Shares Beneficially Owned
Name and Address	Number	Percent
Highland Capital Management, L.P. 300 Crescent Court, Suite 700, Dallas, TX 75201	40,547.4	20.81%
Levine Leichtman Capital Partners Deep Value Fund 335 North Maple Drive, Suite 130, Beverly Hills, CA 90210	37,219.1	19.10%
UBS AG, London Branch & Stamford Branch 677 Washington Blvd, Samford, CT 06912	16,040.3	8.23%
Credit Suisse Alternative Capital, Inc. 11 Madison Avenue, New York, NY 10010	14,958.6	7.66%
Credit Suisse Securities (USA) LLC 11 Madison Avenue, New York, NY 10010	11,452.7	5.87%
R. Scott Vansant (1)	7,115.3	3.65%
Scott R. Anderson (2)	2,701	1.08%
Jan Timmerman (3)	525	*
Michael D. Lundin (4)	500	*
Jeffrey A. Brodsky (5)	500	*
Alvo M. Oddis (6)	500	*
James G. Bradley (7)	375	*
Mary S. Cullin (8)	225	*
Trey B. Parker III	—	—
All directors and executive officers, as a group (11 persons)	12,691.3	6.72%
_______________________________________

* Less than 1%
(1) Does not include approximately 50 shares of granted but unvested restricted stock awards.
(2) Does not include approximately 50 shares of granted but unvested restricted stock awards.
(3) Does not include approximately 350 shares of granted but unvested restricted stock awards.
(4) Mr. Lundin has no unvested restricted stock awards.
(5) Mr. Brodsky has no unvested restricted stock awards.
(6) Mr. Oddis has no unvested restricted stock awards.
(7) Does not include approximately 125 unvested restricted stock awards.
(8) Does not include approximately 375 shares of granted but unvested restricted stock awards.

The following table summarizes information, as of December 31, 2013, relating to equity compensation plans of Euramax Holdings pursuant to which grants of restricted stock, or certain other rights to acquire shares of Euramax Holdings may be granted from time to time.

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding restricted shares [1]	Weighted-average exercise price of outstanding options, warrants and rights [2]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,675	N/A	1,898.0
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,675		1,898.0

[1]
Includes shares issuable pursuant to the Euramax Holdings, Inc. Executive Incentive Plan (the Plan). Under the Plan, the Company reserved 21,737 restricted shares of Class A Common Stock for issuance to selected officers, directors and other key employees. The Company has granted a total of 19,000 shares of restricted stock and 4,750 shares of restricted stock units under the Plan, which vest ratably over four years based upon continued employment or immediately upon a change in control or termination of employment by reason of death or disability.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This section describes related party transactions that have occurred since January 1, 2013, and any currently proposed transactions, that involve Euramax Holdings or its subsidiaries and exceed $120,000, and in which any director, executive officer and/or 5% stockholder had or has a direct or indirect material interest.
Stockholders Agreement
In June 2009, Euramax Holdings entered into a stockholders agreement with the holders of its common stock. The stockholders agreement provides that stockholders holding a majority of the outstanding common stock of Euramax Holdings must approve, among other things:

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

The stockholders agreement imposes transfer restrictions that control the manner in which the stockholders of Euramax Holdings may transfer their shares of common stock of Euramax Holdings as well as certain tag-along, drag-along and preemptive rights with respect to the equity securities of Euramax Holdings. The preemptive rights do not apply in connection with a public offering. The stockholders agreement also provides that the board of directors of Euramax Holdings shall be comprised of seven members . The agreement provides that stockholders holding the following amounts or more of the Company’s outstanding stock shall be entitled to appoint the applicable number of directors to the board of directors of Euramax holdings: (i) 57.2% or more (4 directors); (ii) 42.9% to 57.1% (3 directors); (iii) 28.6% to 42.8% (2 directors); or (iv) 14.3% to 28.5% (1 director); provided that, notwithstanding the foregoing, if on the date the annual meeting of stockholders of Euramax Holdings is held, (i) Highland institutional holds at least 14.3% of the outstanding common stock of Euramax Holdings, it shall be entitled to appoint one director and (ii) Highland retail holds at least 11% of the outstanding common stock it held in June 2009 upon the execution of the stockholders agreement, it shall be entitled to appoint one director.

The stockholders agreement will terminate upon a "qualified public offering," defined as (i) an underwritten public offering of the common stock of Euramax Holdings in which Euramax Holdings receives no less than $50 million of net proceeds or (ii) a demand registration under the Registration Rights Agreement that is the first public offering of the common stock of Euramax Holdings.
Registration Rights Agreement
In June 2009, Euramax Holdings entered into a registration rights agreement with its existing stockholders. Under the registration rights agreement, a stockholder of Euramax Holdings who holds "registrable securities" may request that Euramax Holdings register such registrable securities through a demand registration or a piggyback registration. Registrable securities include the common stock of Euramax Holdings delivered to its stockholders in connection with the restructuring of the Company in June 2009 (the "Restructuring") (whether or not the common stock of Euramax Holdings continues to be held by the stockholder who acquired the common stock in the Restructuring) and common stock of Euramax Holdings issued to management under its Executive Incentive Plan.
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
Senior Unsecured Loan Facility
In March 2011, Euramax Holdings, Euramax International and certain of our domestic subsidiaries entered into the Senior Unsecured Loan Facility with investment funds affiliated with Highland Capital Management, L.P. and Levine Leichtman Capital Partners, as lenders. The amount outstanding under the Senior Unsecured Loan Facility as of the dates of this report, and the maximum amount outstanding during 2013, was $125 million. For a description of the terms of the Senior Unsecured Loan Facility, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Senior Unsecured Loan Facility."

Policies for Review and Approval of Related Party Transactions
In 2012, we adopted a formal Related Party Transaction Policy, which is designed to monitor and ensure the proper review, approval, ratification and disclosure of related party transactions. The policy applies to any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and the amount involved exceeds $120,000, and in which any related party had, has or will have a direct or indirect material interest. The audit committee of our board of directors must review, approve and ratify a related party transaction if such transaction is consistent with the Related Party Transaction Policy and is on terms, taken as a whole, which the audit committee believes are no less favorable to us than could be obtained in an arms-length transaction with an unrelated third party, unless the audit committee otherwise determines that the transaction is not in our best interests. Any related party transaction or modification of such transaction which our board of directors has approved or ratified by the affirmative vote of a majority of directors, who do not have a direct or indirect material interest in such transaction, does not need to be approved or ratified by our audit committee. In addition, related party transactions involving compensation may be approved by our compensation committee or the full board of directors in lieu of our audit committee. There have been no Related Party Transactions of a material nature during fiscal years 2011, 2012, or 2013 which were not approved by the audit committee or board of directors.
Director Independence
The board of directors of the Company has determined that each of the directors of the Company is independent within the rules of the SEC and NYSE.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents by category of service the total fees for services rendered by Ernst & Young LLP, the Company’s principal accountant, for the years ended December 31, 2013 and 2012.

	2013	2012
Audit Fees	$1,125,750	$1,152,100
Tax Fees (1)	327,200	1,000,300
All Other Fees (2)	$1,995	$1,995
	$1,454,945	$2,154,395

(1)	Includes tax compliance services in certain foreign locations.

(2)	All other fees in 2013 and 2012 include a subscription for access to an accounting research tool.

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
For 2013, the Audit Committee discussed the non-audit services with Ernst & Young LLP and management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC and Public Accounting Oversight Board. Following such discussions, the Audit Committee determined that the provision of such non-audit services by Ernst & Young LLP was compatible with maintaining their independence.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets — December 31, 2013 and December 31, 2012.
Consolidated Statements of Operations — Years ended December 31, 2013, December 31, 2012 and December 30, 2011.
Consolidated Statements of Comprehensive Operations — Years ended December 31, 2013, December 31, 2012 and December 30, 2011.
Consolidated Statements of Changes in Equity (Deficit) — Years ended December 31, 2013, December 31, 2012 and December 30, 2011.
Consolidated Statements of Cash Flows — Years ended December 31, 2013, December 31, 2012 and December 30, 2011.
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

See Exhibit Index beginning on page 151 of this report.

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
Euramax International, Inc. Euramax Incentive Compensation Plan, dated February 4, 2010, as amended on December 22, 2011 (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K (File No. 333-05978) filed with the SEC on March 29, 2013)

10.15	†
Euramax International, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-4 (File No. 333-176561) filed with the SEC on August 30, 2011)

10.16
Facility Agreement, by and among Coopertive Rabobank Roermond-Ecth U.A. and Euramax Coated Products, B.V. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 333-05978) filed with the SEC on May 11, 2012)

10.17
Fourth Amendment to the Amended and Restated Senior Secured Revolving Credit and Guaranty Agreement, dated March 25, 2013, by and among Euramax International, Inc., Euramax Holdings, Inc., Amerimax Richmond Company, Regions Bank, as Collateral and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, and Regions Business Capital, as Sole Lead Arranger and Bookrunner (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K (File No. 333-05978) filed with the SEC on March 29, 2013)

10.18	†
Euramax International, Inc. Euramax Incentive Compensation Plan, dated February 4, 2010, as amended on November 15, 2012 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K (File No. 333-05978) filed with the SEC on March 29, 2013)

10.19	†
Executive Employment Agreement, dated February 3, 2014, by and between Euramax International, Inc. and Mary S. Cullin (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 333-05978) filed with the SEC on February 4, 2014)

10.20	†	Executive Employment Agreement, dated September 21, 2010, by and between Euramax Holdings, Inc. and Jan Timmerman
10.21	†
Transition Services Agreement by and among Euramax Holdings, Inc., Euramax International, Inc. and Mitchell
Lewis, dated November 5, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 333-05978) filed with the SEC on November 8, 2013)

10.22	†
Consulting Services Agreement, dated February 22, 2014, by and between Euramax Holdings, Inc. and Huron Consulting Group LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 333-05978) filed with the SEC on February 24, 2014)

10.23
Fifth Amendment to the Amended and Restated Senior Secured Revolving Credit and Guaranty Agreement, dated March 21, 2014, by and among Euramax International, Inc., as borrower, Euramax Holdings, Inc. and Amerimax Richmond Company as guarantors, Regions Bank, as Collateral and Administrative Agent and Regions Business Capital, as Sole Lead Arranger and Bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 333-05978) filed with the SEC on March 25, 2014)

12.1		Computation of Earnings to Fixed Charges
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

EURAMAX HOLDINGS, INC.

By:	/s/ Hugh E. Sawyer
President

Date: March 28, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hugh E. Sawyer	President (Principal Executive Officer)	March 28, 2014
Hugh E. Sawyer

/s/ Mary S. Cullin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2014
Mary S. Cullin

/s/ Michael D. Lundin	Chairman of the Board of Directors	March 28, 2014
Michael D. Lundin

/s/ James G. Bradley	Director	March 28, 2014
James G. Bradley

/s/ Jeffrey A. Brodsky	Director	March 28, 2014
Jeffrey A. Brodsky

/s/ Alvo M. Oddis	Director	March 28, 2014
Alvo M. Oddis

/s/ Lee B. Parker, III	Director	March 28, 2014
Lee B. Parker, III