Form 10-Q
period 2014-03-28
Euramax Holdings, Inc.
filed 2014-05-09
CIK 1026743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2014
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

There were 195,252 shares of the registrant’s common stock, par value $1.00 per share, issued and outstanding as of May 8, 2014, none of which are publicly traded.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements (unaudited)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 28, 2014	December 31, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$4,398	$8,977
Accounts receivable, less allowances of $2,239 and $2,235, respectively	92,123	73,996
Inventories, net	104,729	89,760
Income taxes receivable	315	982
Deferred income taxes	577	580
Other current assets	7,708	7,008
Total current assets	209,850	181,303
Property, plant and equipment, net	126,843	130,114
Goodwill	204,174	204,053
Customer relationships, net	37,374	40,631
Other intangible assets, net	6,923	7,073
Deferred income taxes	93	87
Other assets	7,959	8,712
Total assets	$593,216	$571,973
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$83,650	$57,262
Accrued expenses and other current liabilities	25,985	26,366
Accrued interest payable	21,772	9,020
Current portion of long-term debt	14,657	—
Deferred income taxes	606	605
Total current liabilities	146,670	93,253
Long-term debt	521,769	535,396
Deferred income taxes	19,853	18,980
Other liabilities	33,006	32,907
Total liabilities	721,298	680,536
Shareholders’ deficit:
Common stock	195	195
Additional paid-in capital	724,193	724,071
Accumulated loss	(863,022)	(843,750)
Accumulated other comprehensive income	10,552	10,921
Total shareholders’ deficit	(128,082)	(108,563)
Total liabilities and shareholders’ deficit	$593,216	$571,973

See the accompanying notes to these condensed consolidated financial statements.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three months ended
	March 28, 2014	March 29, 2013
Net sales	$169,904	$172,545
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	146,971	149,170
Selling and general (excluding depreciation and amortization)	18,776	19,440
Depreciation and amortization	8,202	8,593
Other operating charges	965	2,774
Loss from operations	(5,010)	(7,432)
Interest expense	(13,765)	(13,598)
Other income (loss), net	196	(6,345)
Loss before income taxes	(18,579)	(27,375)
Provision for income taxes	693	741
Net loss	$(19,272)	$(28,116)
See the accompanying notes to these condensed consolidated financial statements.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(in thousands)
(unaudited)

	Three months ended
	March 28, 2014	March 29, 2013
Net loss	$(19,272)	$(28,116)
Other comprehensive income (loss):
Foreign currency translation adjustment	(389)	(185)
Defined benefit pension plan adjustments	20	84
Total comprehensive loss	$(19,641)	$(28,217)
See the accompanying notes to these condensed consolidated financial statements.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	March 28, 2014	March 29, 2013
Net cash used in operating activities	$(3,886)	$(23,328)
Cash flows from investing activities:
Proceeds from sales of assets	43	116
Capital expenditures	(1,488)	(2,226)
Net cash used in investing activities	(1,445)	(2,110)
Cash flows from financing activities:
Net borrowings on Dutch Revolving Credit Facility	14,657	11,510
Net (repayments) borrowings on ABL Credit Facility	(13,756)	7,802
Changes in cash overdrafts	236	—
Debt issuance costs	(88)	(175)
Net cash provided by financing activities	1,049	19,137
Effect of exchange rate changes on cash	(297)	464
Net decrease in cash and cash equivalents	(4,579)	(5,837)
Cash and cash equivalents at beginning of period	8,977	10,024
Cash and cash equivalents at end of period	$4,398	$4,187
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
The Company’s sales volumes have historically been higher in the second and third quarters due to the seasonal demand of the building products markets served. Accordingly, results for the three months ended March 28, 2014 are not necessarily indicative of the results that may be expected for the full year. Management believes that the disclosures made are adequate for a fair presentation of the Company’s results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation. Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The first interim reporting period of 2014 and 2013 ended on March 28 and March 29, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which it falls.
2. Inventories
Inventories were comprised of:

	March 28, 2014	December 31, 2013
	(in thousands)
Aluminum and steel coil	$69,016	$58,153
Raw materials	16,592	15,291
Work in process	2,620	1,936
Finished products	16,501	14,380
Total inventories, net	$104,729	$89,760
The Company has disclosed aluminum and steel coil inventory separately, as it represents inventory that can be classified as raw material, work in process or finished product. Aluminum and steel coil includes both painted and bare coil. Inventories are net of related reserves totaling $2.9 million and $2.4 million as of March 28, 2014 and December 31, 2013, respectively.

3. Indebtedness
Indebtedness consisted of the following:

	March 28, 2014	December 31, 2013
	(in thousands)
Senior Secured Notes (9.50%)	$375,000	$375,000
Senior Unsecured Loan Facility (12.25%)	123,769	123,640
ABL Credit Facility	23,000	36,756
Dutch Revolving Credit Facility	14,657	—
Total debt	536,426	535,396
Less: current portion	14,657	—
Total long term debt	$521,769	$535,396

Senior Secured Notes
The Notes consist of an aggregate principal amount of $375 million, which were issued pursuant to an indenture (the "Indenture"), dated March 18, 2011, among Euramax International, Inc ("Euramax International"), Euramax Holdings, Inc ("Euramax Holdings"), and certain of its domestic subsidiaries as guarantors, and Wells Fargo Bank, National Association, the Trustee. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Euramax Holdings, Euramax International, and Amerimax Richmond Company, a 100% owned domestic subsidiary of Euramax International. The Notes bear interest at 9.50% per year and mature on April 1, 2016, unless earlier redeemed or repurchased by Euramax International. Interest is payable semi-annually on April 1 and October 1 of each year.

The Notes are secured by a first priority security interest in (i) substantially all of the assets of Euramax International and the guarantors (other than inventory and accounts receivable and related assets, which assets secure the ABL Credit Facility on a first priority basis) and (ii) all of Euramax International's capital stock and the capital stock of each material domestic restricted subsidiary owned by Euramax International or a guarantor and 65% of the voting capital stock and 100% of any nonvoting capital stock of foreign restricted subsidiaries directly owned by us or a guarantor, and a second priority security interest in the inventory, receivables and related assets.

The Notes may be redeemed at the option of Euramax International, in whole or in part, under the conditions specified in the Indenture, at the following redemption prices plus accrued and unpaid interest to the redemption date if redeemed during the twelve-month period beginning on April 1 of the years indicated:

Year	Percentage
2013	107.125%
2014	104.750%
2015 and thereafter	100.000%
The Indenture contains restrictive covenants that limit, among other things, the ability of Euramax International and certain of its subsidiaries to incur additional indebtedness, pay dividends and make certain distributions, make other restricted payments, make investments, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates, in each case, subject to exclusions, and other customary covenants. These limitations also limit Euramax International's ability to transfer cash or assets to Euramax Holdings, whether by dividend, loan or otherwise. The Indenture also contains customary events of default. If Euramax International undergoes a change of control (as defined in the Indenture), Euramax International will be required to make an offer to repurchase the Notes at 101% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption.

Senior Unsecured Loan Facility
On March 3, 2011, Euramax Holdings, Euramax International, and certain of its domestic subsidiaries entered into a credit and guaranty agreement for a senior unsecured loan facility (the "Senior Unsecured Loan Facility") in the aggregate principal amount of $125.0 million. The Senior Unsecured Loan Facility was issued at 98% of par on March 18, 2011 and matures on October 1, 2016. The difference between the consideration received and the aggregate face amount ($1.2 million) is being amortized and recorded in interest expense using the effective interest rate method over the term. The Senior Unsecured Loan Facility bears interest at 12.25% per year in the event no election is made to pay interest in kind (PIK), and 14.25% (7.875% cash pay and 6.375% PIK) per annum in the event a PIK election is made. Euramax International may make a PIK election for up to six quarters during the term of the Senior Unsecured Loan Facility. The interest rate on outstanding borrowings at March 28, 2014 was 12.25%, as Euramax International has not made a PIK election.
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
Upon a change of control, Euramax International may be required to prepay all or a portion of the Senior Unsecured Loan Facility at a price equal to 101% of the principal amount plus accrued and unpaid interest. All obligations under the Senior Unsecured Loan Facility are unconditionally guaranteed by Euramax Holdings, Euramax International and substantially all of Euramax International's existing and future direct and indirect 100% owned domestic material restricted subsidiaries.
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
ABL Credit Facility
On March 18, 2011, Euramax Holdings, Euramax International, and certain of its domestic subsidiaries entered into the ABL Credit Facility with Regions Bank, as Collateral and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, and Regions Business Capital, as Sole Lead Arranger and Bookrunner. The ABL Credit Facility provides for revolving credit financing of up to $70 million, subject to borrowing base availability. At March 28, 2014, $22.9 million was available to be drawn on the ABL Credit Facility.

On March 21, 2014 and May 8, 2014, the ABL Credit Facility was amended to, among other items, (i) reduce the applicable margin rate for LIBOR borrowings from a range of 2.00% to 2.75% to a range of 1.75% to 2.25% and reduce the applicable margin rate for Base Rate borrowings from a range of 1.00% to 1.75% to a range of 1.00% to 1.25%, in each case, based on average excess availability rather than corporate credit ratings of the Company, (ii) reduce the minimum excess availability threshold to $1.0 million, (iii) reduce the fixed charge coverage ratio from 1.15 to 1.00, (iv) suspend the testing of the fixed charge coverage ratio (A) during fiscal year 2014, unless a Seasonal Overadvance A is then in effect, (B) at all other times including during fiscal year 2014 during the occurrence of a Seasonal Overadvance B or (C) during the occurrence of a Seasonal Overadvance C, (v) suspend the testing of the minimum consolidated EBITDA test except (A) during fiscal year 2014 if a Seasonal Overadvance A is then in effect, (B) at any time during the life of the ABL Credit Facility, during the occurrence of a Seasonal Overadvance B or (C) at any time during the life of the ABL Credit Facility during the occurrence of a Seasonal Overadvance C, and (vi) provide for the three mutually exclusive overadvance facilities as described below.
"Seasonal Overadvance A", in the amount of $15.0 million, is available to the Company from February 1 of each year through May 31 of each such year, subject to the Company demonstrating compliance with the fixed charge coverage ratio of 1.00:1.00, payment of a fee in the amount of 0.20% of the amount of such facility (the "Seasonal Overadvance Fee") and other customary conditions.
"Seasonal Overadvance B", in the amount of $9.0 million, is available to the Company from February 1 of each year through November 30 of each such year, subject to the Company demonstrating compliance with a U.S. fixed charge coverage ratio of 1.00:1.00, payment of the Seasonal Overadvance Fee (except to the extent already paid during such calendar year), maintenance of a U.S. fixed charge coverage ratio of 1.00:1.00 and other customary conditions.
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
Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus an applicable margin or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Regions Bank as its “prime rate” for commercial loans, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR plus 1.00%, plus the applicable margin. The applicable margin is dependent upon the type of borrowings Euramax International has made under the ABL Credit Facility. At March 28, 2014, the applicable margins were 2.25% and 1.25% for LIBOR and Base Rate borrowings, respectively. After June 27, 2014, the applicable margins are subject to Euramax International’s Average Excess Availability Percentage for the most recently ended fiscal quarter and range from 1.75% to 2.25% for LIBOR borrowings and 1.00% to 1.25% for Base Rate borrowings. The weighted average interest rate at March 28, 2014, including the applicable margin payable on outstanding borrowings under the ABL Credit Facility, was 2.41%. The ABL Credit Facility requires Euramax International to pay a commitment fee ranging from 0.375% to 0.5%, based on the unutilized commitments. Euramax International is also required to pay customary letter of credit fees, including, without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.
All obligations under the ABL Credit Facility are unconditionally guaranteed by Euramax Holdings, Euramax International, and Amerimax Richmond Company, a 100% owned domestic subsidiary of Euramax International, and any future direct and indirect 100% owned domestic restricted subsidiaries which are not borrowers. All obligations under the ABL Credit Facility are secured, subject to certain exceptions, by a first‑priority security interest in Euramax International’s and the Guarantors’ inventory and accounts receivable and related assets, referred to as the ABL Collateral, and a junior‑priority security interest in (i) substantially all of Euramax International’s and the Guarantors’ assets (other than inventory and accounts receivable and related assets, which assets secure the ABL Credit Facility on a first priority basis) and (ii) all of Euramax International’s capital stock and the capital stock of each material domestic restricted subsidiary owned by Euramax International or a Guarantor and 65% of the voting capital stock and 100% of any non-voting capital stock of foreign restricted subsidiaries directly owned by Euramax International or a Guarantor, which we refer to collectively as the Notes Collateral.

The ABL Credit Facility contains affirmative and negative covenants customary for this type of financing, including, but not limited to certain financial covenants in the event excess availability is less than 12.5% of the lesser of the aggregate amount of commitments outstanding at such time and the borrowing base. As of March 28, 2014, excess availability exceeded 12.5% of the borrowing base; therefore, Euramax International was not required to meet the Minimum Consolidated Adjusted EBITDA or Minimum Consolidated Fixed Charge Coverage Ratio. Additionally, restrictive covenants limit the ability of Euramax International and certain of its subsidiaries to incur liens, incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, consolidate, merge or sell all or substantially all of their assets, pay dividends or make other distributions, make certain loans and investments, amend or otherwise alter the terms of documents related to certain of their indebtedness, enter into transactions with affiliates and prepay certain indebtedness, in each case, subject to exclusions, and other customary covenants.
Dutch Revolving Credit Facility
In February 2012, the Company's 100% owned subsidiary Euramax Coated Products, BV entered into a revolving credit facility with Rabobank Roermond (the "Dutch Revolving Credit Facility"). The Dutch Revolving Credit Facility provides revolving credit financing of up to EUR 15 million and matures on April 1, 2016. Borrowings under the Dutch Revolving Credit Facility bear interest at a rate per annum which is the aggregate of the average one month Euribor rate over a calendar month plus a margin of 2% and requires payment of a commitment fee of 0.35% per annum on the nominal amount of the credit facility. The weighted average interest rate at March 28, 2014, including the margin payable on outstanding borrowings under the Dutch Revolving Credit Facility, was 2.48%. All obligations under the Dutch Revolving Credit Facility are secured by a mortgage on the real estate of Euramax Coated Products, BV and a pledge on present and future machinery and present and future accounts receivable balances of Euramax Coated Products, BV. At March 28, 2014, $6.0 million (EUR 4.3 million) was available to be drawn on the Dutch Revolving Credit Facility.
The Dutch Revolving Credit Facility contains financial and non-financial covenants customary for this type of financing. Financial covenants include, but are not limited to, a minimum annual EBITDA target and a minimum amount of risk-bearing capital for Euramax Coated Products, BV, both measured at the Company's fiscal year-end. The Dutch Revolving Credit Facility also contains a clause limiting further indebtedness. As of March 28, 2014, Euramax Coated Products, BV is in compliance with all covenants.
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
Product Warranties
The Company provides warranties on certain products. The warranty periods differ depending on the product, but generally range from one year to limited lifetime warranties. The Company provides for warranties based on historical experience and expectations of future occurrence. Changes in the product warranty accrual are summarized as follows:

	Three months ended
	March 28, 2014	March 29, 2013
	(in thousands)
Balance, beginning of period	$5,326	$5,098
Payments made or service provided	(621)	(876)
Warranty expense	682	957
Foreign currency translation	2	(81)
Balance, end of period	$5,389	$5,098
5. Income Taxes
The provision for income taxes for 2014 and 2013 are computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country by country basis, adjusted for changes in valuation allowances relating to the Company’s net operating loss and capital loss carryforwards and changes in tax uncertainties. The effective rates for the three month periods ended March 28, 2014 and March 29, 2013 were 3.7% and 2.7%, respectively.
The effective rate for the three months ended March 28, 2014 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, and recognition of valuation allowances related to net losses in the UK and for U.S. federal and state net operating losses.
The effective rate for the three months ended March 29, 2013 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, and recognition of valuation allowances related to net losses in the UK and for U.S. federal and state net operating losses.

6. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income (loss) by component for the three month period ended March 28, 2014 were as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Total
	(in thousands)
Balance, beginning of period	$19,281	$(8,360)	$10,921
Other comprehensive income (loss) before reclassifications	(389)	—	(389)
Amounts reclassified from accumulated other comprehensive income (loss)	—	20	20
Net other comprehensive income (loss)	(389)	20	(369)
Balance, end of period	$18,892	$(8,340)	$10,552
Amounts reclassified from the defined benefit pension plan adjustments component of accumulated other comprehensive income (loss) were recorded in selling and general expenses within the condensed consolidated statement of operations. There were no net tax effects related to the reclassification as a result of the full valuation allowances in the U.S. and UK in the current year. The accumulated tax effect related to the defined benefit pension plan adjustments component of accumulated other comprehensive income (loss) was a provision of $0.3 million as of March 28, 2014 and December 31, 2013. There are no tax impacts related to the foreign currency translation adjustment component of accumulated other comprehensive income (loss) as the earnings of subsidiaries are considered to be permanently invested.
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

	Three months ended
	March 28, 2014		March 29, 2013
	U.S. Plan	UK Plan	U.S. Plan	UK Plan
	(in thousands)
Service cost	$14	$—	$16	$—
Interest cost	140	552	130	531
Expected return on assets	(186)	(466)	(156)	(414)
Recognized actuarial net loss	2	18	73	11
Total defined benefit net periodic pension cost	(30)	104	63	128
Multiemployer benefit expense	258	—	252	—
Net periodic pension cost	$228	$104	$315	$128

8. Fair Value Measurements
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
The Company has entered into forward contracts to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price to mitigate uncertainty and volatility, and to cover underlying exposures to certain payments in currencies other than the functional currency. The Company has not designated these contracts for hedge accounting treatment; therefore, the gains and losses on these contracts are recorded in other income (loss), net in the condensed consolidated statement of operations. For the three months ended March 28, 2014, losses related to forward contracts were not significant. For the three months ended March 29, 2013, the Company recognized gains of $0.3 million related to these forward contracts.
Derivatives are carried at fair value in the condensed consolidated balance sheets in the line item accrued expenses and other current liabilities. As of March 28, 2014 and December 31, 2013, the fair value of outstanding derivatives totaled liabilities of $0.2 million and $0.2 million, respectively. The fair value of foreign exchange contracts is determined using quotations from financial institutions and is classified as a Level 2 measurement in the fair value hierarchy.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the U.S. Generally, adjustments made to record assets at fair value on a nonrecurring basis are the result of impairment charges.
The Company did not record any impairment charges related to assets measured at fair value on a nonrecurring basis during the three months ended March 28, 2014. During the three months ended March 29, 2013. the Company recorded losses of approximately $1.6 million in other operating charges related to the reclassification of land and buildings to assets held for sale. These losses, incurred as part of the Company's restructuring activities in the European Engineered Products segment, represented the difference between the carrying value prior to the reclassification and the fair value as of March 29, 2013. The fair value of assets held for sale was determined based on the selling price less costs incurred to sell and was classified as Level 1 in the fair value hierarchy. The assets were sold during the second quarter of 2013 and no additional losses were recorded from the sale of the assets.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses, and loans and notes payable approximate their fair values because of the relatively short-term maturities of these instruments.
The fair value of long-term debt is estimated using Level 2 inputs based on dealer quoted prices for debt instruments based on recent transactions obtained from various sources. As of March 28, 2014, the carrying amount and fair value of the Notes were $375.0 million and $378.8 million, respectively. As of December 31, 2013, the carrying amount and fair value of the Notes were $375.0 million and $375.0 million, respectively.

9. Other Operating Charges
Other operating charges incurred by operating segment were as follows:

	Three months ended
	March 28, 2014	March 29, 2013
	(in thousands)
U.S. Residential Products	$108	$124
U.S. Commercial Products	30	87
European Roll Coated Aluminum	—	146
European Engineered Products	423	2,210
Other non-allocated	404	207
Total other operating charges	$965	$2,774
Other operating charges are comprised of restructuring initiatives, facility closures, acquisition related costs and other operational initiatives. For the three months ended March 28, 2014, other operating charges of $1.0 million were primarily comprised of severance costs and legal and professional fees. Other non-allocated charges of $0.4 million were primarily related to legal and professional fees for consulting services during the executive transition period. Ongoing restructuring initiatives in the European Engineered Products segment totaled $0.4 million, including approximately $0.3 million of severance in the UK and $0.1 million of severance costs for various social programs in France. The remaining $0.1 million related to various organizational initiatives in the U.S. to reduce operating costs and improve efficiencies.
For the three months ended March 29, 2013, other operating charges of $2.8 million were primarily related to severance and restructuring initiatives in the European Engineered Products segment including a $1.6 million loss related to the reclassification of land and buildings from property, plant and equipment to assets held for sale and $0.6 million of severance and relocation costs. These initiatives included the relocation from multiple plant facilities into one operating location and were intended to reduce overhead costs and streamline operations. The remaining $0.6 million of other operating charges were comprised primarily of severance and relocation costs related to various organizational initiatives to reduce operating costs and improve efficiencies.
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
U.S. Commercial Products—The U.S. Commercial Products segment utilizes various materials including steel coil, aluminum coil and fiberglass to create various products with commercial applications, including roofing and siding panels, ridge caps, flashing, trim, soffit and other accessories as well as sidewall components, siding and other exterior components for the towable RV, cargo and manufactured housing markets. The Company sells these products to builders, contractors, lumber yards, home improvement retailers, OEMs, and RV manufacturers from manufacturing and distribution facilities located throughout the U.S. These products are used in the construction of a wide variety of small scale commercial, agricultural and industrial building types on either wood or metal frames, manufactured homes, and towable RVs.

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
European Engineered Products—The European Engineered Products segment utilizes aluminum and vinyl extrusions to produce residential windows, doors and shower enclosures. These products are sold to home improvement retailers, distributors and factory‑built “holiday home” builders in the UK. The Company also produces windows used in the operator compartments of heavy equipment, components sold to suppliers of automotive OEMs in Western Europe and RV doors. The Company produces and distributes these engineered products from facilities in France and the UK and has developed extensive in-house manufacturing capabilities, including powder coating, glass cutting, anodizing and glass toughening.
The Company evaluates the performance of its segments and allocates resources to them based primarily on segment income (loss) from operations. Expenses, income and assets that are not segment specific relate to the holding company and business activities conducted for the overall benefit of the Company, and accordingly, are not attributable to the Company’s segments.
The following table presents information about reported segments for the three months ended March 28, 2014:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
Three months ended March 28, 2014	(in thousands)
Net sales:
Third party	$49,400	$53,999	$49,928	$16,577	$—	$—	$169,904
Intersegment	179	28	209	—	—	(416)	—
Total net sales	$49,579	$54,027	$50,137	$16,577	$—	$(416)	$169,904
(Loss) income from operations	$(1,317)	$(4,997)	$3,929	$(346)	$(2,279)	$—	$(5,010)
Depreciation and amortization	$2,733	$2,542	$2,353	$417	$157	$—	$8,202
Capital expenditures	$339	$555	$340	$163	$91	$—	$1,488
The following table presents information about reported segments for the three months ended March 29, 2013:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
Three months ended March 29, 2013	(in thousands)
Net sales:
Third party	$52,118	$54,570	$48,221	$17,636	$—	$—	$172,545
Intersegment	135	144	62	—	—	(341)	—
Total net sales	$52,253	$54,714	$48,283	$17,636	$—	$(341)	$172,545
(Loss) income from operations	$(223)	$(4,418)	$2,487	$(2,628)	$(2,650)	$—	$(7,432)
Depreciation and amortization	$2,925	$2,618	$2,334	$584	$132	$—	$8,593
Capital expenditures	$433	$438	$741	$169	$445	$—	$2,226

It is impractical for the Company to provide revenues from external customers by groups of similar products. Accordingly, the following table reflects revenues from external customers by markets for the periods indicated.

		Three months ended
Customers/Markets	Primary Products	March 28, 2014	March 29, 2013
		(in thousands)
Original Equipment Manufacturers (“OEMs”)	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; windows and roofing; and composite building panels	$55,735	$50,435
Industrial and Architectural Contractors	Metal panels and siding and roofing accessories	33,862	34,432
Home Improvement Retailers	Rain carrying systems, metal panels, roofing accessories, windows, doors and shower enclosures	30,086	33,421
Rural Contractors	Steel and aluminum roofing and siding	18,904	19,621
Distributors	Metal coils, rain carrying systems and roofing accessories	14,299	17,143
Home Improvement Contractors	Vinyl replacement windows; metal coils, rain carrying systems; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings	9,145	8,098
Manufactured Housing	Steel siding and trim components	7,873	9,395
		$169,904	$172,545

11. Supplemental Guarantor Condensed Financial Information
On March 18, 2011, Euramax Holdings (presented as Parent in the following schedules), through its 100% owned subsidiary, Euramax International (presented as Issuer in the following schedules) issued the Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Euramax Holdings, Euramax International, and Amerimax Richmond Company, a 100% owned domestic subsidiary of Euramax International. No other subsidiaries of Euramax International, whether direct or indirect, guarantee the Notes (the "Non-Guarantors").
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
The Indenture contains restrictive covenants that limit, among other things, the ability of Euramax International and certain of its subsidiaries to incur additional indebtedness, pay dividends and make certain distributions, make other restricted payments, make investments, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates, in each case, subject to exclusions, and other customary covenants. These limitations also limit Euramax International's ability to transfer cash or assets to Euramax Holdings, whether by dividend, loan or otherwise.
The following condensed consolidating financial statements present the results of operations, comprehensive operations, financial position and cash flows of (1) the Parent, (2) the Issuer, (3) the Non-Guarantor Subsidiaries, and (4) eliminations to arrive at the information for Euramax Holdings on a consolidated basis.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 28, 2014
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$8	$4,390	$—	$4,398
Accounts receivable, less allowance for doubtful accounts	—	42,625	49,498	—	92,123
Inventories, net	—	77,351	27,378	—	104,729
Income taxes receivable	—	315	—	—	315
Deferred income taxes	—	557	20	—	577
Other current assets	—	4,432	3,276	—	7,708
Total current assets	—	125,288	84,562	—	209,850
Property, plant and equipment, net	—	59,876	66,967	—	126,843
Amounts due from affiliates	—	224,574	22,678	(247,252)	—
Goodwill	—	81,359	122,815	—	204,174
Customer relationships, net	—	22,676	14,698	—	37,374
Other intangible assets, net	—	6,923	—	—	6,923
Investment in consolidated subsidiaries	(122,620)	344	—	122,276	—
Deferred income taxes	—	—	93	—	93
Other assets	—	3,644	4,315	—	7,959
Total assets	$(122,620)	$524,684	$316,128	$(124,976)	$593,216
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$57,580	$26,070	$—	$83,650
Accrued expenses and other current liabilities	22	13,505	12,458	—	25,985
Accrued interest payable	—	21,685	87	—	21,772
Current portion of long-term debt	—	—	14,657	—	14,657
Deferred income taxes	—	—	606	—	606
Total current liabilities	22	92,770	53,878	—	146,670
Long-term debt	—	521,769	—	—	521,769
Amounts due to affiliates	5,440	15,757	226,055	(247,252)	—
Deferred income taxes	—	10,152	9,701	—	19,853
Other liabilities	—	6,856	26,150	—	33,006
Total liabilities	5,462	647,304	315,784	(247,252)	721,298
Shareholders’ (deficit) equity:
Common stock	195	—	21	(21)	195
Additional paid-in capital	724,193	661,300	199,452	(860,752)	724,193
Accumulated loss	(863,022)	(794,472)	(211,934)	1,006,406	(863,022)
Accumulated other comprehensive income	10,552	10,552	12,805	(23,357)	10,552
Total shareholders’ (deficit) equity	(128,082)	(122,620)	344	122,276	(128,082)
Total liabilities and shareholders’ (deficit) equity	$(122,620)	$524,684	$316,128	$(124,976)	$593,216

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013
(in thousands)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,700	$7,277	$—	$8,977
Accounts receivable, less allowance for doubtful accounts	—	35,012	38,984	—	73,996
Inventories, net	—	62,270	27,490	—	89,760
Income taxes receivable	—	341	641	—	982
Deferred income taxes	—	559	21	—	580
Other current assets	—	5,462	1,546	—	7,008
Total current assets	—	105,344	75,959	—	181,303
Property, plant and equipment, net	—	62,185	67,929	—	130,114
Amounts due from affiliates	—	229,101	18,828	(247,929)	—
Goodwill	—	81,359	122,694	—	204,053
Customer relationships, net	—	24,626	16,005	—	40,631
Other intangible assets, net	—	7,073	—	—	7,073
Investment in consolidated subsidiaries	(103,217)	2,407	—	100,810	—
Deferred income taxes	—	—	87	—	87
Other assets	—	4,185	4,527	—	8,712
Total assets	$(103,217)	$516,280	$306,029	$(147,119)	$571,973
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$30,312	$26,950	$—	$57,262
Accrued expenses and other current liabilities	14	16,133	10,219	—	26,366
Accrued interest payable	—	8,973	47	—	9,020
Deferred income taxes	—	—	605	—	605
Total current liabilities	14	55,418	37,821	—	93,253
Long-term debt	—	535,396	—	—	535,396
Amounts due to affiliates	5,332	12,086	230,511	(247,929)	—
Deferred income taxes	—	9,561	9,419	—	18,980
Other liabilities	—	7,036	25,871	—	32,907
Total liabilities	5,346	619,497	303,622	(247,929)	680,536
Shareholders’ (deficit) equity:
Common stock	195	—	21	(21)	195
Additional paid-in capital	724,071	661,180	199,452	(860,632)	724,071
Accumulated loss	(843,750)	(775,318)	(210,242)	985,560	(843,750)
Accumulated other comprehensive income	10,921	10,921	13,176	(24,097)	10,921
Total shareholders’ (deficit) equity	(108,563)	(103,217)	2,407	100,810	(108,563)
Total liabilities and shareholders’ (deficit) equity	$(103,217)	$516,280	$306,029	$(147,119)	$571,973

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 28, 2014
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net sales	$—	$101,846	$69,582	$(1,524)	$169,904
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	—	91,773	56,722	(1,524)	146,971
Selling and general (excluding depreciation and amortization)	118	12,411	6,247	—	18,776
Depreciation and amortization	—	5,389	2,813	—	8,202
Other operating charges	—	542	423	—	965
(Loss) income from operations	(118)	(8,269)	3,377	—	(5,010)
Equity in losses of subsidiaries	(19,154)	(1,692)	—	20,846	—
Interest expense	—	(13,407)	(358)	—	(13,765)
Intercompany income (loss), net	—	4,565	(4,565)	—	—
Other income (loss), net	—	317	(121)	—	196
Loss before income taxes	(19,272)	(18,486)	(1,667)	20,846	(18,579)
Provision for income taxes	—	668	25	—	693
Net loss	$(19,272)	$(19,154)	$(1,692)	$20,846	$(19,272)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 28, 2014
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net loss	$(19,272)	$(19,154)	$(1,692)	$20,846	$(19,272)
Other comprehensive income (loss):
Foreign currency translation adjustment	(389)	(389)	(389)	778	(389)
Defined benefit pension plan adjustments, net of tax	20	20	18	(38)	20
Total comprehensive loss	$(19,641)	$(19,523)	$(2,063)	$21,586	$(19,641)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 29, 2013
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net sales	$—	$105,314	$68,723	$(1,492)	$172,545
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	—	93,064	57,598	(1,492)	149,170
Selling and general (excluding depreciation and amortization)	93	13,061	6,286	—	19,440
Depreciation and amortization	—	5,575	3,018	—	8,593
Other operating charges	—	418	2,356	—	2,774
Loss from operations	(93)	(6,804)	(535)	—	(7,432)
Equity in losses of subsidiaries	(28,023)	(4,891)	—	32,914	—
Interest expense	—	(13,349)	(249)	—	(13,598)
Intercompany income (loss), net	—	4,278	(4,278)	—	—
Other loss, net	—	(5,951)	(394)	—	(6,345)
Loss before income taxes	(28,116)	(26,717)	(5,456)	32,914	(27,375)
Provision for (benefit from) income taxes	—	1,306	(565)	—	741
Net loss	$(28,116)	$(28,023)	$(4,891)	$32,914	$(28,116)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 29, 2013
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net loss	$(28,116)	$(28,023)	$(4,891)	$32,914	$(28,116)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(185)	(185)	(185)	370	(185)
Defined benefit pension plan adjustments, net of tax	84	84	11	(95)	84
Total comprehensive loss	$(28,217)	$(28,124)	$(5,065)	$33,189	$(28,217)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 28, 2014
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net cash (used in) provided by operating activities	$—	$4,233	$(8,119)	$—	$(3,886)
Cash flows from investing activities:
Proceeds from sale of assets	—	43	—	—	43
Capital expenditures	—	(976)	(512)	—	(1,488)
Due (to) from affiliate	—	—	(8,616)	8,616	—
Net cash used in investing activities	—	(933)	(9,128)	8,616	(1,445)
Cash flows from financing activities:
Net borrowings on Dutch Revolving Credit Facility	—	—	14,657	—	14,657
Net borrowings on ABL Credit Facility	—	(13,756)	—	—	(13,756)
Change in cash overdrafts	—	236	—	—	236
Debt issuance costs	—	(88)	—	—	(88)
Due from (to) affiliates	—	8,616	—	(8,616)	—
Net cash provided by (used in) financing activities	—	(4,992)	14,657	(8,616)	1,049
Effect of exchange rate changes on cash	—	—	(297)	—	(297)
Net decrease in cash and cash equivalents	—	(1,692)	(2,887)	—	(4,579)
Cash and cash equivalents at beginning of period	—	1,700	7,277	—	8,977
Cash and cash equivalents at end of period	$—	$8	$4,390	$—	$4,398

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 29, 2013
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net cash used in operating activities	$—	$(15,183)	$(8,145)	$—	$(23,328)
Cash flows from investing activities:
Proceeds from sale of assets	—	116	—	—	116
Capital expenditures	—	(1,263)	(963)	—	(2,226)
Due (to) from affiliates	—	—	(8,845)	8,845	—
Net cash used in investing activities	—	(1,147)	(9,808)	8,845	(2,110)
Cash flows from financing activities:
Net borrowings on Dutch Revolving Credit Facility	—	—	11,510	—	11,510
Net borrowings on ABL Credit Facility	—	7,802	—	—	7,802
Debt issuance costs	—	(175)	—	—	(175)
Due from (to) affiliates	—	8,845	—	(8,845)	—
Net cash provided by financing activities	—	16,472	11,510	(8,845)	19,137
Effect of exchange rate changes on cash	—	—	464	—	464
Net (decrease) increase in cash and cash equivalents	—	142	(5,979)	—	(5,837)
Cash and cash equivalents at beginning of period	—	1,574	8,450	—	10,024
Cash and cash equivalents at end of period	$—	$1,716	$2,471	$—	$4,187

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words "believe," "expect," "anticipate," "intend," "estimate" and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include, among others, statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, the costs of operating as a public company, our capital programs and environmental expenditures. Forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under "Item 1A. Risk Factors," that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

•	the cyclical nature of the markets we serve;

•	the general level of economic activity both in North America and international markets;

•	the loss or reduction of purchases by key customers;

•	external factors which impact our key retail customers and reduce purchases of our products;

•	changes in strategic direction by our key retail customers;

•	the effect of price competition in key markets and product lines;

•	margin compression associated with higher operating costs which may not be recovered through increased customer pricing;

•	consolidation of purchasing power among our customers;

•	the supply and price levels of essential raw materials, particularly aluminum and steel;

•	risks associated with the manufacturing process due to operating hazards and interruptions, including unscheduled maintenance or downtime;

•	risks associated with revenue concentration at our key home improvement retail customers;

•	risks associated with higher energy costs and the risk of disruptions in energy suppliers;

•	the adequacy of our insurance coverage;

•	our ability to effectively compete in the markets we serve;

•	increased fuel costs which could adversely impact the RV industry;

•	higher interest rates which could adversely impact the RV industry;

•	the integrity of our information systems;

•	seasonal effects on our customers' purchasing activity;

•	adverse weather conditions;

•	disruption in our supply chain or distribution of finished product;

•	our ability to adequately protect our intellectual property rights and successfully defend against third-party claims of intellectual property infringement;

•	higher fuel costs leading to increased transportation and distribution costs;

•	the effect of product liability or warranty claims against us;

•	the proliferation of low-cost competition, particularly in our core North American markets;

•	environmental, health and safety laws and regulations;

•	changes in commercial or residential building codes;

•	our significant indebtedness and our ability to incur additional debt in the future;

•	our ability to remain compliant under the agreements governing our indebtedness;

•	our ability to refinance our indebtedness or generate sufficient cash to service all of our indebtedness;

•	restrictions under our existing or future debt agreements that limit our operations;

•	exposure to adjustments in interest rates;

•	declines in our credit and debt ratings;

•	instability in the capital and credit markets;

•	the risks of doing business in foreign countries;

•	fluctuations in foreign currency exchange rates;

•	inability to effectively reinvest in our plants, technology, equipment and new product development due to our indebtedness;

•	exposure to U.S. and foreign anti-corruption laws and economic sanctions programs;

•	state, local and non-U.S. taxes and fluctuations in our tax obligations and effective tax rate;

•	adverse effects of foreign taxation;

•	adverse changes to accounting rules or regulations;

•	the success of our acquisitions or divestitures;

•	our ability to attract and retain qualified management and key personnel, including hourly personnel;

•	labor and work stoppages;

•	the effects of inflation on our business;

•	the effects of government or regulatory activity and the costs of compliance with environmental and occupational health and safety laws and regulations;

•	the potential for future impairment of our goodwill or other intangible assets; and

•	global or regional catastrophic events.

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
Our customers are located predominantly throughout North America and Europe and include distributors, contractors and home improvement retailers, as well as RV, transportation and other original equipment manufacturers, or OEMs. We have extensive in-house manufacturing and distribution capabilities for our more than 10,000 unique products and operate through a network consisting of 36 facilities, including 30 located in the United States, one in Canada and five located in Europe. We have over 50 years of experience manufacturing building products and RV exterior components, including our time as a division of our former parent, Alumax Inc., or Alumax, a fully integrated aluminum producer acquired by Alcoa Inc. in 1998. We have operated as an independent company since 1996 when our division was acquired in a management-led buyout.
Results of Operations
Our financial performance is affected by, among other factors, underlying trends in North America and Europe that influence demand for products sold to residential repair and remodeling, commercial construction and RV markets.

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
Three months ended March 28, 2014 Compared to the Three months ended March 29, 2013.
The following table sets forth net sales and income (loss) from operations data by segment for the three months ended March 28, 2014 and March 29, 2013:

	Net Sales			Income (Loss) from Operations
	Three Months Ended			Three Months Ended
	March 28, 2014	March 29, 2013	Increase (Decrease)	March 28, 2014	March 29, 2013	Increase (Decrease)
	(in millions)
U.S. Residential Products	$49.4	$52.1	(5.2)%	$(1.3)	$(0.2)	(550.0)%
U.S. Commercial Products	54.0	54.6	(1.1)%	(5.0)	(4.4)	(13.6)%
European Roll Coated Aluminum	49.9	48.2	3.5%	3.9	2.5	56.0%
European Engineered Products	16.6	17.6	(5.7)%	(0.3)	(2.6)	88.5%
Other Non-Allocated	—	—	—	(2.3)	(2.7)	14.8%
Totals	$169.9	$172.5	(1.5)%	$(5.0)	$(7.4)	32.4%
Net Sales. Net sales include revenue recognized from the sales of our products less provisions for returns, allowances, rebates and discounts. Our net sales declined $2.6 million, or 1.5%, to $169.9 million in the first quarter of 2014 compared to $172.5 million in the first quarter of 2013. Foreign currency translation resulted in an approximate $2.9 million increase in net sales during the quarter primarily as a result of the strengthening of the euro and British pound against the U.S. dollar.
Total net sales for our U.S. segments declined $3.3 million, or 3.1%, to $103.4 million in the first quarter of 2014 compared to $106.7 million in the first quarter of 2013.
Net sales of our U.S. Residential Products segment declined $2.7 million, or 5.2%, to $49.4 million in the first quarter of 2014 compared to $52.1 million in the first quarter of 2013. Net sales of our roof drainage and roofing accessory products in both the home center and distributor markets declined during the first quarter of 2014 compared to the first quarter of 2013 primarily as a result of lower sales prices as a result of lower commodity costs and due to a change in product mix. The declines were partially offset by higher sales of our vinyl window and patio offerings driven by broader improvements in the residential repair and remodel sector.
Net sales of our U.S. Commercial Products segment declined $0.6 million, or 1.1%, to $54.0 million in the first quarter of 2014 compared to $54.6 million in the first quarter of 2013. Lower net sales resulted from a decline in demand in both the post frame and architectural construction markets. We believe demand was negatively impacted by severe winter weather conditions throughout many of our core sales territories. These declines were partially offset by higher demand from OEMs in both the RV and transportation markets.
Total net sales for our European segments increased $0.7 million, or 1.1%, to $66.5 million in the first quarter of 2014 compared to $65.8 million in the first quarter of 2013. Foreign currency translation resulted in an approximate $2.9 million increase in net sales during the quarter primarily as a result of the strengthening of the euro and British pound against the U.S. dollar.

Net sales of our European Roll Coated Aluminum segment increased $1.7 million, or 3.5%, to $49.9 million in the first quarter of 2014 compared to $48.2 million in the first quarter of 2013. Foreign currency translation resulted in higher net sales of approximately $2.1 million compared to the first quarter of 2013 as a result of the strengthening of the euro and British pound against the U.S. dollar. Excluding the impact of foreign currency, sales declined $0.4 million. Net sales declines resulted from lower demand for specialty coated coil and panels used in architectural and industrial projects in Western Europe. Demand in this market has been negatively impacted by continuing economic uncertainty and reduced consumer confidence. Net sales declines in this market were partially offset by higher demand from OEMs in the RV and transportation markets and from ongoing business development initiatives in emerging markets.
Net sales of our European Engineered Products segment declined $1.0 million, or 5.7%, to $16.6 million in the first quarter of 2014 compared to $17.6 million in the first quarter of 2013. Strengthening of foreign currencies, primarily the euro and British pound against the U.S. dollar, resulted in higher net sales of approximately $0.8 million compared to the first quarter of 2013. Excluding the impact of foreign currency, net sales declined $1.8 million. This decline is primarily due to lower demand for factory built holiday homes in the United Kingdom in the first quarter of 2014.
Cost of Goods Sold. Cost of goods sold includes the cost of raw materials, manufacturing labor, packaging, utilities, freight, maintenance and other elements of manufacturing overhead. Cost of goods sold declined $2.2 million, or 1.5%, to $147.0 million in the first quarter of 2014 compared to $149.2 million in the first quarter of 2013. The decline in cost of goods sold is primarily related to volume declines in both our U.S. Commercial and European Engineered Products segments and due to lower aluminum raw material costs in our U.S. Residential Building Products segment. Cost of goods sold in our European Engineered Products segment also declined as a result of lower variable labor costs as a result of efficiency improvements related to the consolidation and restructuring activities in the United Kingdom. Foreign currency translation resulted in higher cost of goods sold of approximately $2.4 million as a result of the strengthening of the euro and British pound sterling against the U.S. dollar.
Selling and General. Selling and general expenses include salaries, benefits, incentive compensation, insurance, travel and entertainment and other administrative costs. Selling and general expenses declined $0.6 million, or 3.1%, to $18.8 million in the first quarter of 2014 compared to $19.4 million in the first quarter of 2013. Foreign currency translation resulted in higher selling and general costs of approximately $0.3 million as a result of the strengthening of the euro and British pound sterling against the U.S. dollar.
Depreciation and Amortization. Depreciation and amortization declined $0.4 million, or 4.7%, to $8.2 million in the first quarter of 2014 compared to $8.6 million in the first quarter of 2013.
Other Operating Charges. Other operating charges are comprised of restructuring initiatives, facility closures, acquisition related costs and other operational initiatives. Other operating charges of $1.0 million in the first quarter of 2014 declined $1.8 million compared to $2.8 million in the first quarter of 2013.
In the first quarter of 2014, other operating charges of approximately $1.0 million are primarily comprised of severance costs and legal and professional fees. Other non-allocated charges of $0.4 million were primarily related to legal and professional fees for consulting services during the executive transition period. Ongoing restructuring initiatives in the European Engineered Products segment totaled $0.4 million, including approximately $0.3 million of severance in the UK and $0.1 million of severance costs for various social programs in France. The remaining $0.1 million related to various organizational initiatives in the U.S. to reduce operating costs and improve efficiencies.
In the first quarter of 2013, other operating charges of approximately $2.8 million were primarily related to severance and restructuring initiatives in the European Engineered Products segment including a $1.6 million loss related to the reclassification of land and buildings from property, plant and equipment to assets held for sale and $0.6 million of severance and relocation costs. These initiatives include the relocation from multiple plant facilities in the UK into one operating location and were intended to reduce overhead costs and streamline operations. The remaining $0.6 million of other operating charges for the quarter were comprised primarily of severance and relocation costs in both the U.S. and Europe related to various organizational initiatives to reduce operating costs and improve efficiencies.
Income (Loss) from Operations. As a result of the aforementioned items, our income (loss) from operations improved $2.4 million, to a loss of $5.0 million in the first quarter of 2014 compared to a loss of $7.4 million for the first quarter of 2013.

Income (loss) from operations of our U.S. Residential Products segment declined $1.1 million to a loss of $1.3 million for the first quarter of 2014 compared to a loss of $0.2 million for the first quarter of 2013. This decrease is primarily related to lower sales prices as a result of declining commodity costs and change in product mix during the quarter.
Income (loss) from operations of our U.S. Commercial Products segment declined $0.6 million to a loss of $5.0 million for the first quarter of 2014 compared to a loss of $4.4 million in the first quarter of 2013. This decrease is primarily the result of lower sales volumes compared to the first quarter of 2013.
Income from operations of our European Roll Coated Aluminum segment increased $1.4 million to $3.9 million in the first quarter of 2014 compared to $2.5 million in the first quarter of 2013. The improvement in operating income was primarily due to higher gross margins as a result of higher net sales in the RV market combined with business development initiatives during the first quarter of 2014.
Income (loss) from operations of our European Engineered Products segment improved $2.3 million to a loss of $0.3 million for the first quarter of 2014 compared to a loss of $2.6 million in the first quarter of 2013. This improvement was primarily due to a $1.8 million decline in other operating charges from approximately $2.2 million in the first quarter of 2014 compared to $0.4 million in the first quarter of 2014. Other operating charges in the first quarter of 2013 related primarily to the relocation and consolidation of multiple plant facilities into one location in the United Kingdom. Excluding the impact of other operating charges, loss from operations improved $0.5 million over the prior year quarter despite an overall decline in sales volume. This improvement in income from operations reflects organizational initiatives to streamline operations and improve efficiency and reflects a focus on customer and product profitability initiatives.
Interest Expense. Interest expense for the first quarter of 2014 and for the first quarter of 2013 totaled approximately $13.8 million and $13.6 million, respectively. Interest expense is primarily comprised of interest on our Senior Secured Notes, Senior Unsecured Loan Facility, ABL Credit Facility, and Dutch Revolving Credit Facility.
Other Income (Loss), Net. Other income (loss), net includes translation gains and losses on intercompany obligations, interest income and other income or expense items of a non-operating nature.
Other income, net in the first quarter of 2014 of $0.2 million consisted primarily of translation gains on intercompany obligations due to the strengthening of the euro compared to the U.S. dollar totaling $0.2 million.
Other loss, net in the first quarter of 2013 of $6.3 million consisted primarily of translation losses on intercompany obligations due to the weakening of the euro compared to the U.S. dollar totaling $7.0 million, which were partially offset by gains of approximately $0.3 million on forward foreign currency contracts.
Provision for Income Taxes. We reported an income tax provision of $0.7 million for the first quarter of 2014 compared to a provision of $0.7 million for the first quarter of 2013. Our effective tax rates were 3.7% for the three months ended March 28, 2014 and 2.7% for the three months ended March 29, 2013.
The effective rate for the first quarter of 2014 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, and recognition of valuation allowances related to net losses in the UK and for U.S. federal and state net operating losses.
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
Net Loss. Our net loss was $19.3 million for the first quarter of 2014 compared to $28.1 million for the first quarter of 2013.

Liquidity and Capital Resources
Our principal sources of liquidity are from cash and cash equivalents, cash from operations and borrowings under our ABL Credit Facility and Dutch Revolving Credit Facility. As of March 28, 2014, we had cash and cash equivalents of $4.4 million. Net cash used in operating activities was $3.9 million for the three months ended March 28, 2014 compared to net cash used in operating activities of $23.3 million for the three months ended March 29, 2013. As of March 28, 2014, we had $23.0 million outstanding and availability of $22.9 million under our ABL Credit Facility and $14.7 million outstanding and availability of $6.0 million on our Dutch Revolving Credit Facility.
Our ability to make debt service payments, refinance our indebtedness, maintain capital assets and satisfy our other capital and commercial commitments will depend on our ability to generate cash flow in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors. While these factors are beyond our control, we frequently make investments with the intent of improving our ability to generate future cash flow. Such investments have included, and may in the future include, product development initiatives, restructuring and growth oriented capital expenditures, and business acquisitions. We believe our March 28, 2014 cash levels, together with our cash from operations and borrowings under our revolving credit facilities, will be adequate to fund our cash requirements based on our current level of operations for at least the next twelve months.
Debt
Notes
Our Notes consist of an aggregate principal amount of $375 million, which were issued pursuant to an indenture (the "Indenture"), dated March 18, 2011, among Euramax Holdings, Inc ("Euramax Holdings"), Euramax International, Inc ("Euramax International"), and certain of its domestic subsidiaries as guarantors, and Wells Fargo Bank, National Association, the Trustee. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Euramax Holdings and Amerimax Richmond Company, a 100% owned domestic subsidiary of Euramax International. The Notes bear interest at 9.50% per year and mature on April 1, 2016, unless earlier redeemed or repurchased by Euramax International. Interest is payable semi-annually on April 1 and October 1 of each year.
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
The Indenture governing the Notes contains restrictive covenants that limit, among other things, the ability of Euramax International and certain of its subsidiaries to incur additional indebtedness, pay dividends and make certain distributions, make other restricted payments, make investments, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates, in each case, subject to exclusions, and other customary covenants. These limitations also limit Euramax International's ability to transfer cash or assets to Euramax Holdings, whether by dividend, loan, or otherwise. The Indenture also contains customary events of default. If Euramax International undergoes a change of control (as defined in the Indenture), Euramax International will be required to make an offer to repurchase the notes at 101% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption.

Senior Unsecured Loan Facility
In March 2011, Euramax Holdings, Euramax International, and certain of its domestic subsidiaries entered into the Senior Unsecured Loan Facility with investment funds affiliated with Highland Capital Management, L.P. and Levine Leichtman Capital Partners, as lenders in the aggregate principal amount of $125.0 million. The indebtedness incurred under the Senior Unsecured Loan Facility was issued at 98% of par on March 18, 2011 and matures on October 1, 2016. The difference between the consideration received and the aggregate face amount of the Senior Unsecured Loan Facility ($1.2 million) is being amortized and recorded in interest expense using the effective interest rate method over the term. The Senior Unsecured Loan Facility bears interest at 12.25% per year in the event no election is made to pay interest in kind (PIK), and 14.25% (7.875% cash pay and 6.375% PIK) per annum in the event a PIK election is made. Euramax International may make a PIK election for up to six quarters during the term of the Senior Unsecured Loan Facility. The interest rate on outstanding borrowings at March 28, 2014 was 12.25%, as the Company has not made a PIK election. During the first quarter of 2014, Levine Leichtman Capital Partners reached an agreement to assign their holdings in the Senior Unsecured Loan Facility to Credit Suisse Loan Funding LLC.
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
Upon a change of control, Euramax International may be required to prepay all or a portion of the Senior Unsecured Loan Facility at a price equal to 101% of the principal amount plus accrued and unpaid interest. All obligations under the Senior Unsecured Loan Facility are unconditionally guaranteed by Euramax Holdings, Euramax International, and substantially all of Euramax International's existing and future direct and indirect 100% owned domestic material restricted subsidiaries subject to certain exceptions.
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
ABL Credit Facility
On March 18, 2011, Euramax Holdings, Euramax International, and certain of its domestic subsidiaries entered into the ABL Credit Facility with various lenders, Regions Bank, as Collateral and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, and Regions Business Capital, as Sole Lead Arranger and Bookrunner. The ABL Credit Facility provides for revolving credit financing of up to $70 million, subject to a borrowing base.

On March 21, 2014 and May 8, 2014, the ABL Credit Facility was amended to, among other items, (i) reduce the applicable margin rate for LIBOR borrowings from a range of 2.00% to 2.75% to a range of 1.75% to 2.25% and reduce the applicable margin rate for Base Rate borrowings from a range of 1.00% to 1.75% to a range of 1.00% to 1.25%, in each case, based on average excess availability rather than corporate credit ratings of the Company, (ii) reduce the minimum excess availability threshold to $1.0 million, (iii) reduce the fixed charge coverage ratio from 1.15 to 1.00, (iv) suspend the testing of the fixed charge coverage ratio (A) during fiscal year 2014, unless a Seasonal Overadvance A is then in effect, (B) at all other times including during fiscal year 2014 during the occurrence of a Seasonal Overadvance B or (C) during the occurrence of a Seasonal Overadvance C, (v) suspend the testing of the minimum consolidated EBITDA test except (A) during fiscal year 2014 if a Seasonal Overadvance A is then in effect, (B) at any time during the life of the ABL Credit Facility, during the occurrence of a Seasonal Overadvance B or (C) at any time during the life of the ABL Credit Facility during the occurrence of a Seasonal Overadvance C, and (vi) provide for the three mutually exclusive overadvance facilities as described below.
"Seasonal Overadvance A", in the amount of $15.0 million, is available to the Company from February 1 of each year through May 31 of each such year, subject to the Company demonstrating compliance with the fixed charge coverage ratio of 1.00:1.00, payment of a fee in the amount of 0.20% of the amount of such facility (the "Seasonal Overadvance Fee") and other customary conditions.
"Seasonal Overadvance B", in the amount of $9.0 million, is available to the Company from February 1 of each year through November 30 of each such year, subject to the Company demonstrating compliance with a U.S. fixed charge coverage ratio of 1.00:1.00, payment of the Seasonal Overadvance Fee (except to the extent already paid during such calendar year), maintenance of a U.S. fixed charge coverage ratio of 1.00:1.00 and other customary conditions.
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
Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus an applicable margin or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Regions Bank as its “prime rate” for commercial loans, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR plus 1.00%, plus the applicable margin. The applicable margin is dependent upon the type of borrowings Euramax International has made under the ABL Credit Facility. At March 28, 2014, the applicable margins were 2.25% and 1.25% for LIBOR and Base Rate borrowings, respectively. After June 27, 2014, the applicable margins are subject to Euramax International's Average Excess Availability Percentage for the most recently ended fiscal quarter and range from 1.75% to 2.25% for LIBOR borrowings and 1.00% to 1.25% for Base Rate borrowings. The ABL Credit Facility requires Euramax International to pay a commitment fee ranging from 0.375% to 0.5%, based on the unutilized commitments. Euramax International is also required to pay customary letter of credit fees, including, without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.
All obligations under the ABL Credit Facility are unconditionally guaranteed by Euramax Holdings, Euramax International, and Amerimax Richmond Company, a 100% owned domestic subsidiary of Euramax International, and any future direct and indirect, 100% owned domestic restricted subsidiaries which are not borrowers. All obligations under the ABL Credit Facility and the guarantees of those obligations are secured, subject to certain exceptions, by a first‑priority security interest in Euramax International’s and the guarantors’ inventory and accounts receivable and related assets, which we refer to as the ABL Collateral, and a junior‑priority security interest in (i) substantially all of Euramax International’s and the guarantors’ assets (other than inventory and accounts receivable and related assets, which assets secure our ABL Credit Facility on a first priority basis) and (ii) all of Euramax International’s capital stock and the capital stock of each material domestic restricted subsidiary owned by Euramax or a guarantor and 65% of the voting capital stock and 100% of any non-voting capital stock of foreign restricted subsidiaries directly owned by Euramax or a guarantor, which we refer to collectively as the Notes Collateral. The security interests are granted in accordance with the Amended and Restated Pledge and Security Agreement dated March 18, 2011, by and among Euramax Holdings, the other grantors party thereto and Regions Bank as Agent.

The ABL Credit Facility contains affirmative and negative covenants customary for this type of financing, including, but not limited to, financial covenants requiring Euramax International to meet a minimum consolidated EBITDA of $52.0 million($50.0 million for fiscal 2014) or a minimum consolidated fixed charge coverage ratio of at least 1.00:1.00, in each case under certain circumtances, when excess availability is less than 12.5% of the lesser of the aggregate amount of commitments outstanding at such time and the borrowing base. As of March 28, 2014, excess availability exceeded 12.5% of the borrowing base; therefore, Euramax International was not required to meet the Minimum Consolidated Adjusted EBITDA or Minimum Consolidated Fixed Charge Coverage Ratio. Additionally, restrictive covenants limit the ability of Euramax International and certain of our subsidiaries to incur liens, incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, consolidate, merge or sell all or substantially all of their assets, pay dividends or make other distributions, make certain loans and investments, amend or otherwise alter the terms of documents related to certain of their indebtedness, enter into transactions with affiliates and prepay certain indebtedness, in each case, subject to exclusions, and other customary covenants.
Dutch Revolving Credit Facility
In February 2012, our 100% owned subsidiary in the Netherlands, Euramax Coated Products, BV entered into the Dutch Revolving Credit Facility with Rabobank Roermond (Rabobank). The Dutch Revolving Credit Facility provides revolving credit financing of up to EUR 15 million and matures on April 1, 2016. Borrowings under the Dutch Revolving Credit Facility bear interest at a rate per annum which is the aggregate of the average one month Euribor rate over a calendar month plus a margin of 2% and requires payment of a Credit Fee of 0.35% per annum on the nominal amount of the credit facility. All obligations under the Dutch Revolver are secured by a mortgage on the real estate of Euramax Coated Products, BV and a pledge on present and future machinery and present and future accounts receivable balances of Euramax Coated Products, BV.
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
Covenant Ratios Contained in the Indenture, the ABL Credit Facility and the Senior Unsecured Loan Facility.
The Indenture governing the Notes and the Senior Unsecured Loan Facility contain two material covenants which utilize financial ratios. These covenants do not require Euramax International to maintain specified ratio levels at all times or at regular intervals. However, if Euramax International elected to incur additional indebtedness under the ratio test without having availability under other debt baskets, or make restricted payments under the restricted payment covenant without having availability under our restricted payment baskets, non-compliance with these covenants could result in an event of default under the Indenture and, under certain circumstances, a requirement to immediately repay all amounts outstanding under the Notes and could trigger a cross-default under our credit facilities or other indebtedness Euramax International may incur in the future. Euramax International is permitted to incur indebtedness under the Indenture and the Senior Unsecured Loan Facility if the ratio of Consolidated Cash Flow to Fixed Charges on a pro forma basis (referred to in the Indenture and the Senior Unsecured Loan Facility as the "Fixed Charge Coverage Ratio") is greater than 2:1 or, if the ratio is less, only if the indebtedness falls into specified debt baskets, including, for example, a credit agreement debt basket, an existing debt basket, a capital lease and purchase money debt basket, an intercompany debt basket, a permitted guarantee debt basket, a hedging debt basket, a receivables transaction debt basket and a general debt basket. In addition, under the Indenture and Senior Unsecured Loan Facility, Euramax International is permitted to incur secured debt only if the ratio of Consolidated Secured Indebtedness to Consolidated Cash Flow on a pro forma basis (referred to in the Indenture and the Senior Unsecured Loan Facility as the "Secured Debt Ratio") is equal to or less than 3.75:1.00. Second, the restricted payment covenant provides that Euramax International may declare certain dividends, or repurchase equity securities, in certain circumstances only if the Fixed Charge Coverage Ratio is greater than 2:1. In addition, under the ABL Credit Facility, Euramax International is required to meet either a minimum consolidated Fixed Charge Coverage Ratio or a minimum consolidated EBITDA, in each case under certain circumstances, when excess availability is less than 12.5% of the lesser of the aggregate amount of commitments outstanding at such time and the borrowing base.
The Fixed Charge Coverage Ratio and the Secured Debt Ratio under the Indenture only limit the ability of Euramax International to incur additional indebtedness and the failure of the Company to be within these ratios would not be an event of default under the Indenture or Senior Unsecured Loan Facility. Euramax has not incurred any additional indebtedness or made any restricted payments pursuant to the provisions in the Indenture and the Senior Unsecured Loan Facility that rely on such ratios.

The provisions of the ABL Credit Facility only require Euramax International to meet the Minimum Consolidated Adjusted EBITDA or Minimum Fixed Charge Coverage Ratio under the ABL Credit Facility when excess availability is less than 12.5%. As of March 28, 2014, because excess availability under the ABL Credit Facility exceeded 12.5% of the borrowing base, Euramax International was not required to meet the Minimum Consolidated Adjusted EBITDA or Minimum Consolidated Fixed Charge Coverage Ratio under the ABL Credit Facility. The Company does not expect excess availability to fall below 12.5% on any testing date during the next twelve months.
Cash Flows
The following table summarizes our cash flows for the three months ended March 28, 2014 and March 29, 2013:

	Three months ended
	March 28, 2014	March 29, 2013
	(in thousands)
Net cash used in operating activities	$(3,886)	$(23,328)
Net cash used in investing activities	(1,445)	(2,110)
Net cash provided by financing activities	1,049	19,137
Effect of exchange rate changes on cash	(297)	464
Net decrease in cash and cash equivalents	$(4,579)	$(5,837)
Three months ended March 28, 2014 Compared to the Three months ended March 29, 2013.
Operating Activities. Cash used in operating activities in the first three months of 2014 was approximately $3.9 million compared to cash used in operating activities of $23.3 million for the first three months of 2013, an improvement of $19.4 million. Cash flow from operations included interest payments totaling $0.2 million and $4.0 million for the three month periods ended March 28, 2014 and March 29, 2013, respectively. The improvement in operating cash flow over the prior year is primarily driven by a larger decrease in working capital compared to the period ended March 29, 2013.
Investing Activities. Cash used in investing activities in the first three months of 2014 was $1.4 million. Capital expenditures of $1.5 million were slightly offset by proceeds from asset sales in the first three months of 2014.
Cash used in investing activities in the first three months of 2013 was $2.1 million. Capital expenditures of $2.2 million were offset by $0.1 million of proceeds from the sale of assets in the first three months of 2013.
Financing Activities. Cash provided by financing activities during the first three months of 2014 was $1.0 million and consisted primarily of net borrowings on our Dutch Revolving Credit Facility totaling $14.7 million offset by net repayments on our ABL Revolving Credit Facility totaling $13.8 million.
Cash provided by financing activities during the first three months of 2013 was $19.1 million and consisted primarily of net borrowings under the ABL Credit Facility of $7.8 million and the Dutch Revolving Credit Facility of $11.5 million.
Capital Expenditures
Our capital expenditures for the first three months of 2014 and the first three months of 2013 were $1.5 million and $2.2 million, respectively. Capital expenditures in each period relate primarily to purchases and upgrades of coil coating, fabricating, transportation and material moving and handling equipment.

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
Our cost of goods sold is subject to inflationary pressures and price fluctuations of the raw materials we use, particularly the cost of aluminum and steel. In addition, we are party to certain leases that contain escalator clauses contingent on increases based on changes in the Consumer Price Index. We believe that inflation and deflation had a minimal impact on our overall results of operations during the three months ended March 28, 2014 and March 29, 2013.
Working Capital Management
Working capital decreased $24.9 million, or 28.3%, to $63.2 million as of March 28, 2014 from $88.1 million as of December 31, 2013. The change in working capital is primarily attributable to current borrowing on our Dutch Revolving Credit Facility and increases in accounts payable and interest payable, which resulted in an overall decline in working capital. The items were offset by seasonal increases in accounts receivable and inventory. We historically experience an increase in inventory and accounts receivable during the first half of the year as many customers in our markets increase purchases in the spring and gradually decline throughout the second half of the year.
Accounts receivable of $92.1 million as of March 28, 2014 increased $18.1 million, or 24.5%, from $74.0 million as of December 31, 2013. As of March 28, 2014, days sales outstanding in accounts receivable were 47.2 days compared to 35.8 days as of December 31, 2013. The primary reason for the increase in accounts receivable was a 22.2% increase in net sales for the month ended March 28, 2014 compared to the month ended December 31, 2013.
Inventories of $104.7 million as of March 28, 2014 increased $14.9 million, or 16.6%, from $89.8 million as of December 31, 2013, primarily as a result of seasonal increases in demand. As of March 28, 2014, days sales in inventories were 62.0 days, compared to 49.7 days as of December 31, 2013.
Accounts payable of $83.7 million as of March 28, 2014 increased $26.4 million, or 46.1%, from $57.3 million as of December 31, 2013. Higher accounts payable balances reflect increasing inventory levels throughout the year to support higher demand in peak seasons.
Current portion of long-term debt totaled $14.7 million as of March 28, 2014. The current portion of long-term debt consisted of outstanding borrowings on the Dutch Revolving Credit Facility totaling $14.7 million as of March 28, 2014 compared to no outstanding borrowings as of December 31, 2013.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles. In order to apply these principles, management must make judgments, assumptions and estimates based on the best available information at the time. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For the three months ended March 28, 2014, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of March 28, 2014.

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
Foreign Currency Exchange Risk
Approximately 39.3% of our net sales for the three months ended March 28, 2014 originated in Europe. Although our sales outside the United States are subject to exchange rate fluctuations, we do not use derivatives to manage our foreign currency exchange risks resulting from foreign sales. Changes in foreign exchange rates affect other income recorded in relation to translation gains and losses on intercompany obligations denominated in a foreign currency.
Interest Rate Risk
We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our senior secured notes and our senior unsecured loan facility. Our floating rate exposure is related to our ABL and Dutch Revolving credit facilities, which are tied to changes in the LIBOR and Euribor rates, respectively.
We had no interest rate swap contracts outstanding during the three months ended March 28, 2014 or March 29, 2013.
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
Item 4.  Controls and Procedures
Disclosure Controls and Procedures
The Company under the supervision and with the participation of the Company’s management, including the President (its principal executive officer) and the Chief Financial Officer (its principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our management, including our President and our Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 28, 2014.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended March 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1.  Legal Proceedings
From time to time, we are party to various legal proceedings arising in the ordinary course of business. The Company is not currently a party to any legal proceeding the result of which it believes could have a material adverse impact upon its business, financial position or results of operations.
Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2013.
Item 6.  Exhibits
EXHIBIT INDEX

Number	Exhibit Title
10.1
Fifth Amendment to the Amended and Restated Senior Secured Revolving Credit and Guaranty Agreement, dated March 21, 2014, by and among Euramax International, Inc., as borrower, Euramax Holdings, Inc. and Amerimax Richmond Company, as guarantors, Regions Bank, as Collateral and Administrative Agent and Regions Business Capital, as Sole Lead Arranger and Bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 333-05978) filed with the SEC on March 25, 2014).

10.2
Sixth Amendment to the Amended and Restated Senior Secured Revolving Credit and Guaranty Agreement, dated May 8, 2014, by and amount Euramax International, Inc., as borrower, Euramax Holdings, Inc. and Amerimax Richmond Company, as guarantors, Regions Bank, as Collateral and Administrative Agent and Regions Business Capital, as Sole Lead Arranger and Bookrunner.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Euramax Holdings, Inc.'s President.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Euramax Holding's Inc.’s Chief Financial Officer.
32.1	Certification of the President and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EURAMAX HOLDINGS, INC.

Date: May 9, 2014	/s/ Mary S. Cullin
Mary S. Cullin
Senior Vice President, Chief Financial Officer & Treasurer