Form 10-Q
period 2014-06-27
Euramax Holdings, Inc.
filed 2014-08-08
CIK 1026743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2014
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

There were 195,252 shares of the registrant’s common stock, par value $1.00 per share, issued and outstanding as of August 7, 2014, none of which are publicly traded.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements (unaudited)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 27, 2014	December 31, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,527	$8,977
Accounts receivable, less allowances of $2,083 and $2,235, respectively	111,174	73,996
Inventories, net	113,378	89,760
Income taxes receivable	459	982
Deferred income taxes	576	580
Other current assets	7,208	7,008
Total current assets	235,322	181,303
Property, plant and equipment, net	123,559	130,114
Goodwill	203,667	204,053
Customer relationships, net	34,033	40,631
Other intangible assets, net	6,754	7,073
Deferred income taxes	304	87
Other assets	7,311	8,712
Total assets	$610,950	$571,973
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$90,371	$57,262
Accrued expenses and other current liabilities	29,586	26,366
Accrued interest payable	12,919	9,020
Current portion of long-term debt	4,361	—
Deferred income taxes	601	605
Total current liabilities	137,838	93,253
Long-term debt	551,922	535,396
Deferred income taxes	19,136	18,980
Other liabilities	33,173	32,907
Total liabilities	742,069	680,536
Shareholders’ deficit:
Common stock	195	195
Additional paid-in capital	724,316	724,071
Accumulated loss	(866,138)	(843,750)
Accumulated other comprehensive income	10,508	10,921
Total shareholders’ deficit	(131,119)	(108,563)
Total liabilities and shareholders’ deficit	$610,950	$571,973

See the accompanying notes to these condensed consolidated financial statements.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net sales	$232,990	$229,861	$402,894	$402,406
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	193,077	190,461	340,048	339,631
Selling and general (excluding depreciation and amortization)	19,190	19,940	37,966	39,380
Depreciation and amortization	8,251	8,450	16,453	17,043
Other operating charges	2,341	1,126	3,306	3,900
Income from operations	10,131	9,884	5,121	2,452
Interest expense	(13,914)	(13,854)	(27,679)	(27,452)
Other (loss) income, net	(516)	2,111	(320)	(4,234)
Loss before income taxes	(4,299)	(1,859)	(22,878)	(29,234)
(Benefit from) provision for income taxes	(1,183)	(303)	(490)	438
Net loss	$(3,116)	$(1,556)	$(22,388)	$(29,672)
See the accompanying notes to these condensed consolidated financial statements.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(in thousands)
(unaudited)

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net loss	$(3,116)	$(1,556)	$(22,388)	$(29,672)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(65)	(157)	(454)	(342)
Defined benefit pension plan adjustments	21	81	41	165
Total comprehensive loss	$(3,160)	$(1,632)	$(22,801)	$(29,849)
See the accompanying notes to these condensed consolidated financial statements.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 27, 2014	June 28, 2013
Net cash used in operating activities	$(25,140)	$(33,383)
Cash flows from investing activities:
Proceeds from sales of assets	66	2,186
Capital expenditures	(2,961)	(4,958)
Net cash used in investing activities	(2,895)	(2,772)
Cash flows from financing activities:
Net borrowings on ABL Credit Facility	16,260	22,953
Net borrowings on Dutch Revolving Credit Facility	4,361	3,333
Changes in cash overdrafts	1,326	5,144
Debt issuance costs	(88)	(175)
Net cash provided by financing activities	21,859	31,255
Effect of exchange rate changes on cash	(274)	(23)
Net decrease in cash and cash equivalents	(6,450)	(4,923)
Cash and cash equivalents at beginning of period	8,977	10,024
Cash and cash equivalents at end of period	$2,527	$5,101
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
The Company’s sales volumes have historically been higher in the second and third quarters due to the seasonal demand of the building products markets served. Accordingly, results for the three and six months ended June 27, 2014 are not necessarily indicative of the results that may be expected for the full year. Management believes that the disclosures made are adequate for a fair presentation of the Company’s results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation. Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The second quarter of 2014 and 2013 ended on June 27 and June 28, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which it falls.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board ("FASB") issued amendments to disclosure requirements for presentation of comprehensive income. The Standard requires prospective presentation of the effect of significant amounts reclassified from each component of accumulated other comprehensive income and the respective line items in the condensed consolidated statement of operations which are impacted. The amendment is effective prospectively for periods beginning after December 15, 2012. The Company has included the required disclosure in Note 6, Accumulated Other Comprehensive Income.
In May 2014, the FASB issued new revenue recognition guidance, which supersedes most current revenue recognition guidance, including industry-specific guidance, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company is currently assessing the impact of implementing this guidance on the Company's financial position, results of operations, and cash flows.

2. Inventories
Inventories were comprised of:

	June 27, 2014	December 31, 2013
	(in thousands)
Aluminum and steel coil	$75,862	$58,153
Raw materials	17,762	15,291
Work in process	3,065	1,936
Finished products	16,689	14,380
Total inventories, net	$113,378	$89,760
The Company has disclosed aluminum and steel coil inventory separately, as it represents inventory that can be classified as raw material, work in process or finished product. Aluminum and steel coil includes both painted and bare coil. Inventories are net of related reserves totaling $3.4 million and $2.4 million as of June 27, 2014 and December 31, 2013, respectively.
3. Indebtedness
Indebtedness consisted of the following:

	June 27, 2014	December 31, 2013
	(in thousands)
Senior Secured Notes (9.50%)	$375,000	$375,000
Senior Unsecured Loan Facility (12.25%)	123,906	123,640
ABL Credit Facility	53,016	36,756
Dutch Revolving Credit Facility	4,361	—
Total debt	556,283	535,396
Less: current portion	4,361	—
Total long term debt	$551,922	$535,396

Senior Secured Notes
The Senior Secured Notes (the "Notes") consist of an aggregate principal amount of $375 million, which were issued pursuant to an indenture (the "Indenture"), dated March 18, 2011, among Euramax International, Inc. ("Euramax International"), Euramax Holdings, Inc. ("Euramax Holdings"), and certain of its domestic subsidiaries as guarantors, and Wells Fargo Bank, National Association, the Trustee. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Euramax Holdings, Euramax International, and Amerimax Richmond Company, a 100% owned domestic subsidiary of Euramax International. The Notes bear interest at 9.50% per year and mature on April 1, 2016, unless earlier redeemed or repurchased by Euramax International. Interest is payable semi-annually on April 1 and October 1 of each year.
The Notes are secured by a first priority security interest in (i) substantially all of the assets of Euramax International and the guarantors (other than inventory and accounts receivable and related assets, which assets secure the ABL Credit Facility on a first priority basis) and (ii) all of Euramax International's capital stock and the capital stock of each material domestic restricted subsidiary owned by Euramax International or a guarantor and 65% of the voting capital stock and 100% of any nonvoting capital stock of foreign restricted subsidiaries directly owned by the Company or a guarantor, and a second priority security interest in the inventory, receivables and related assets.

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
Senior Unsecured Loan Facility
On March 3, 2011, Euramax Holdings, Euramax International, and certain of its domestic subsidiaries entered into a credit and guaranty agreement for a senior unsecured loan facility (the "Senior Unsecured Loan Facility") in the aggregate principal amount of $125 million. The Senior Unsecured Loan Facility was issued at 98% of par on March 18, 2011 and matures on October 1, 2016. The difference between the consideration received and the aggregate face amount ($1.1 million) is being amortized and recorded in interest expense using the effective interest rate method over the term. The Senior Unsecured Loan Facility bears interest at 12.25% per year in the event no election is made to pay interest in kind (PIK), and 14.25% (7.875% cash pay and 6.375% PIK) per annum in the event a PIK election is made. Euramax International may make a PIK election for up to six quarters during the term of the Senior Unsecured Loan Facility. The interest rate on outstanding borrowings at June 27, 2014 was 12.25%, as Euramax International has not made a PIK election.
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
ABL Credit Facility
On March 18, 2011, Euramax Holdings, Euramax International, and certain of its domestic subsidiaries, entered into the ABL Credit Facility with Regions Bank, as Collateral and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, and Regions Business Capital, as Sole Lead Arranger and Bookrunner. The ABL Credit Facility provides for revolving credit financing of up to $70 million, subject to borrowing base availability. At June 27, 2014, $17.0 million was available to be drawn on the ABL Credit Facility.
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
Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus an applicable margin or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Regions Bank as its “prime rate” for commercial loans, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR plus 1.00%, plus an applicable margin. The applicable margin is dependent upon the type of borrowings Euramax International has made under the ABL Credit Facility. At June 27, 2014, the applicable margins were 2.25% and 1.25% for LIBOR and Base Rate borrowings, respectively. After June 27, 2014, the applicable margins are subject to Euramax International’s Average Excess Availability Percentage for the most recently ended fiscal quarter and range from 1.75% to 2.25% for LIBOR borrowings and 1.00% to 1.25% for Base Rate borrowings. The weighted average interest rate at June 27, 2014, including the applicable margin payable on outstanding borrowings under the ABL Credit Facility, was 2.40%. The ABL Credit Facility requires Euramax International to pay a commitment fee ranging from 0.375% to 0.5%, based on the unutilized commitments. Euramax International is also required to pay customary letter of credit fees, including, without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

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
The ABL Credit Facility contains affirmative and negative covenants customary for this type of financing, including, but not limited to certain financial covenants in the event excess availability is less than 12.5% of the lesser of the aggregate amount of commitments outstanding at such time and the borrowing base. As of June 27, 2014, excess availability exceeded 12.5% of the borrowing base; therefore, Euramax International was not required to meet the Minimum Consolidated Adjusted EBITDA or Minimum Consolidated Fixed Charge Coverage Ratio. Additionally, restrictive covenants limit the ability of Euramax International and certain of its subsidiaries to incur liens, incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, consolidate, merge or sell all or substantially all of their assets, pay dividends or make other distributions, make certain loans and investments, amend or otherwise alter the terms of documents related to certain of their indebtedness, enter into transactions with affiliates and prepay certain indebtedness, in each case, subject to exclusions, and other customary covenants.
Dutch Revolving Credit Facility
In February 2012, the Company's 100% owned subsidiary Euramax Coated Products, BV entered into a revolving credit facility with Rabobank Roermond (the "Dutch Revolving Credit Facility"). The Dutch Revolving Credit Facility provides revolving credit financing of up to EUR 15 million and matures on April 1, 2016. Borrowings under the Dutch Revolving Credit Facility bear interest at a rate per annum which is the aggregate of the average one month Euribor rate over a calendar month plus a margin of 2% and requires payment of a commitment fee of 0.35% per annum on the nominal amount of the credit facility. The weighted average interest rate at June 27, 2014, including the margin payable on outstanding borrowings under the Dutch Revolving Credit Facility, was 2.48%. All obligations under the Dutch Revolving Credit Facility are secured by a mortgage on the real estate of Euramax Coated Products, BV and a pledge on present and future machinery and present and future accounts receivable balances of Euramax Coated Products, BV. At June 27, 2014, $16.1 million (EUR 11.8 million) was available to be drawn on the Dutch Revolving Credit Facility.
The Dutch Revolving Credit Facility contains financial and non-financial covenants customary for this type of financing. Financial covenants include, but are not limited to, a minimum annual EBITDA target and a minimum amount of risk-bearing capital for Euramax Coated Products, BV, both measured at the Company's fiscal year-end. The Dutch Revolving Credit Facility also contains a clause limiting further indebtedness. As of June 27, 2014, Euramax Coated Products, BV is in compliance with all covenants.
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
Product Warranties
The Company provides warranties on certain products. The warranty periods differ depending on the product, but generally range from one year to limited lifetime warranties. The Company provides for warranties based on historical experience and expectations of future occurrence. Changes in the product warranty accrual are summarized as follows:

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(in thousands)
Balance, beginning of period	$5,389	$5,098	$5,326	5,098
Payments made or service provided	(934)	(955)	(1,555)	(1,831)
Warranty expense	493	884	1,175	1,841
Foreign currency translation	(2)	20	—	(61)
Balance, end of period	$4,946	$5,047	$4,946	$5,047

5. Income Taxes
The (benefit from) provision for income taxes for 2014 and 2013 is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country by country basis, adjusted for changes in valuation allowances relating to the Company’s net operating loss and capital loss carryforwards and changes in tax uncertainties. The effective rates for the three month periods ended June 27, 2014 and June 28, 2013 were a benefit of 27.5% and 16.3%, respectively.
The effective rate for the three months ended June 27, 2014 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations compared to the U.S. federal rates, and recognition of valuation allowances related to net losses in the UK and in U.S. federal and state jurisdictions.
The effective rate for the three months ended June 28, 2013 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations compared to the U.S. federal rates, and recognition of valuation allowances related to net losses in the UK and in U.S. federal and state jurisdictions.
The effective tax rates for the six month periods ended June 27, 2014 and June 28, 2013 were a benefit of 2.1% and a provision of 1.5%, respectively.
The effective rate for the six months ended June 27, 2014 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations compared to the U.S. federal rates, and recognition of valuation allowances related to net losses in the UK and in U.S. federal and state jurisdictions.
The effective rate for the six months ended June 28, 2013 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations compared to the U.S. federal rates, and recognition of valuation allowances related to net losses in the UK and in U.S. federal and state jurisdictions.
6. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income (loss) by component for the six month period ended June 27, 2014 were as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Total
	(in thousands)
Balance, beginning of period	$19,281	$(8,360)	$10,921
Other comprehensive (loss) income before reclassifications	(454)	—	(454)
Amounts reclassified from accumulated other comprehensive income (loss)	—	41	41
Net other comprehensive (loss) income	(454)	41	(413)
Balance, end of period	$18,827	$(8,319)	$10,508
Amounts reclassified from the defined benefit pension plan adjustments component of accumulated other comprehensive income (loss) were recorded in selling and general expenses within the condensed consolidated statement of operations. There were no net tax effects related to the reclassification as a result of the full valuation allowances in the U.S. and UK in the current year. The accumulated tax effect related to the defined benefit pension plan adjustments component of accumulated other comprehensive income (loss) was a provision of $0.3 million as of June 27, 2014 and December 31, 2013. There are no tax impacts related to the foreign currency translation adjustment component of accumulated other comprehensive income (loss) as the earnings of subsidiaries are considered to be permanently invested.

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

	Three months ended				Six months ended
	June 27, 2014		June 28, 2013		June 27, 2014		June 28, 2013
	U.S. Plan	UK Plan	U.S. Plan	UK Plan	U.S. Plan	UK Plan	U.S. Plan	UK Plan
	(in thousands)
Service cost	$14	$—	$16	$—	$28	$—	$32	$—
Interest cost	140	562	130	524	280	1,114	260	1,055
Expected return on assets	(186)	(474)	(156)	(408)	(372)	(940)	(312)	(822)
Recognized actuarial net loss	2	19	71	10	4	37	144	21
Total defined benefit net periodic pension cost	(30)	107	61	126	(60)	211	124	254
Multiemployer benefit expense	311	—	295	—	569	—	547	—
Net periodic pension cost	$281	$107	$356	$126	$509	$211	$671	$254
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
The Company has entered into forward contracts to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price to mitigate uncertainty and volatility, and to cover underlying exposures to certain payments in currencies other than the functional currency. The Company has not designated these contracts for hedge accounting treatment and, therefore, the gains and losses on these contracts are recorded in other income (loss), net in the condensed consolidated statement of operations. For the three months ended June 27, 2014 and June 28, 2013, the Company recognized gains of $0.1 million and losses of $0.1 million, respectively, related to these forward contracts. For the six months ended June 27, 2014 and June 28, 2013, the Company recognized gains of $0.1 million and $0.1 million, respectively, related to these forward contracts.

Derivatives are carried at fair value in the condensed consolidated balance sheet in the line item accrued expenses and other current liabilities. As of June 27, 2014 and December 31, 2013, the fair value of outstanding derivatives totaled liabilities of $0.1 million and $0.2 million, respectively. The fair value of foreign exchange contracts is determined using quoted prices for similar contracts obtained from financial institutions and is classified as a Level 2 measurement in the fair value hierarchy.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the U.S. Generally, adjustments made to record assets at fair value on a nonrecurring basis are the result of impairment charges.
The Company did not record any impairment charges related to assets measured at fair value on a nonrecurring basis during the three or six months ended June 27, 2014. During the first quarter of 2013, the Company recorded losses of approximately $1.6 million in other operating charges related to the reclassification of land and buildings to assets held for sale. These losses, incurred as part of the Company's restructuring activities in the European Engineered Products segment, represented the difference between the carrying value prior to the reclassification and the fair value. The fair value was determined based on the selling price less costs incurred to sell and was classified as Level 1 in the fair value hierarchy. The assets were sold during the second quarter of 2013 and no additional losses were recorded from the sale of the assets.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses, and loans and notes payable approximate their fair values because of the relatively short-term maturities of these instruments.
The fair value of our long-term debt is estimated using Level 2 inputs based on dealer quoted prices for our debt instruments based on recent transactions obtained from various sources. As of June 27, 2014, the carrying amount and fair value of our Senior Secured Notes, were $375.0 million and $375.0 million, respectively. As of December 31, 2013, the carrying amount and fair value of our Senior Secured Notes, were $375.0 million and $375.0 million, respectively.
9. Other Operating Charges
Other operating charges incurred by operating segment were as follows:

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
	(in thousands)
U.S. Residential Products	$400	$33	$508	$157
U.S. Commercial Products	439	208	469	295
European Roll Coated Aluminum	—	44	—	190
European Engineered Products	647	834	1,070	3,044
Other non-allocated	855	7	1,259	214
Total other operating charges	$2,341	$1,126	$3,306	$3,900

Other operating charges are comprised of restructuring initiatives, facility closures, and other operational initiatives. In the second quarter of 2014, after an ongoing review of its North American operations, the Company took steps to rationalize its workforce and to invest in select value-creating officer roles. These actions led to the elimination of certain non-essential salaried positions in the Company's North America business segments and at its Corporate Headquarters in Norcross, GA. The Company believes the elimination of certain non-essential salaried positions in the Company's North American business will result in a more competitive platform that provides both meaningful operational and cost benefits. Total severance and related costs incurred during the second quarter of 2014 related to the work force rationalization totaled approximately $1.0 million and are recorded within other operating charges in the Company’s Condensed Consolidated Statement of Operations.  As of June 27, 2014, approximately $0.7 million of severance is recorded within accrued expenses and other current liabilities. Total severance on a segment basis is disclosed in the following paragraphs.
For the three months ended June 27, 2014, other operating charges of $2.3 million were primarily comprised of severance costs and legal and professional fees. Other non-allocated charges of $0.9 million were primarily related to severance and professional fees for consulting services during the executive transition period. Ongoing restructuring initiatives in the European Engineered Products segment totaled $0.6 million of severance costs for various social programs in France. The remaining $0.8 million related to severance and relocation costs for various organizational initiatives in the U.S. primarily related to the workforce rationalization. Total costs related to the workforce rationalization include $0.4 million in the Residential Products segment, $0.4 million in the Commercial Products segment, and $0.2 million in other non-allocated charges for corporate employees.
For the three months ended June 28, 2013, other operating charges of $1.1 million were primarily comprised of severance and relocation costs of $0.8 million in the European Engineered Products segment related to the relocation from multiple plant facilities into one operating location. These costs were intended to reduce overhead costs and streamline operations. The remaining $0.3 million of other operating costs in the second quarter of 2013 are comprised primarily of severance and relocation costs related to various organizational initiatives to reduce operating costs and improve efficiencies.
For the six months ended June 27, 2014, other operating charges of $3.3 million were primarily comprised of severance costs and legal and professional fees. Other non-allocated charges of $1.3 million were primarily related to severance and professional fees for consulting services during the executive transition period. Ongoing restructuring initiatives in the European Engineered Products segment totaled $1.1 million including approximately $0.8 million of severance costs for various social programs in France and $0.3 million of severance in the UK. The remaining other operating charges in the first half of 2014 were comprised of $0.9 million in severance and relocation costs in the U.S. primarily related to the workforce rationalization. Total costs related to the workforce rationalization include $0.4 million in the Residential Products segment, $0.4 million in the Commercial Products segment, and $0.2 million in other non-allocated charges for corporate employees.
For the six months ended June 28, 2013, other operating charges of $3.9 million were primarily comprised of restructuring and relocation initiatives in the European Engineered Products segment, including a $1.6 million loss related to the sale of land and buildings and $1.4 million of relocation and other restructuring charges. These costs were primarily related to the relocation from multiple plant facilities into one operating location and were intended to reduce overhead cost and streamline operations. The remaining $0.9 million in other operating charges in the first half of 2013 were comprised primarily of severance and relocation costs related to various organizational initiatives to reduce operating costs and improve efficiencies.
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
The following table presents information about reported segments for the three months ended June 27, 2014:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
Three months ended June 27, 2014	(in thousands)
Net sales:
Third party	$86,709	$77,067	$51,620	$17,594	$—	$—	$232,990
Intersegment	217	32	87	—	—	(336)	—
Total net sales	$86,926	$77,099	$51,707	$17,594	$—	$(336)	$232,990
Income (loss) from operations	$9,595	$1,781	$3,389	$(598)	$(4,036)	$—	$10,131
Depreciation and amortization	$2,723	$2,315	$2,358	$446	$409	$—	$8,251
Capital expenditures	$321	$148	$465	$319	$220	$—	$1,473

The following table presents information about reported segments for the three months ended June 28, 2013:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
Three months ended June 28, 2013	(in thousands)
Net sales:
Third party	$86,567	$73,930	$51,357	$18,007	$—	$—	$229,861
Intersegment	199	154	43	—	—	(396)	—
Total net sales	$86,766	$74,084	$51,400	$18,007	$—	$(396)	$229,861
Income (loss) from operations	$9,799	$337	$3,153	$(904)	$(2,501)	$—	$9,884
Depreciation and amortization	$2,905	$2,620	$2,380	$412	$133	$—	$8,450
Capital expenditures	$770	$568	$1,069	$47	$278	$—	$2,732
The following table presents information about reported segments for the six months ended June 27, 2014:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
Six months ended June 27, 2014	(in thousands)
Net sales:
Third party	$136,109	$131,066	$101,548	$34,171	$—	$—	$402,894
Intersegment	396	60	296	—	—	(752)	—
Total net sales	$136,505	$131,126	$101,844	$34,171	$—	$(752)	$402,894
Income (loss) from operations	$8,278	$(3,216)	$7,318	$(944)	$(6,315)	$—	$5,121
Depreciation and amortization	$5,456	$4,857	$4,711	$863	$566	$—	$16,453
Capital expenditures	$660	$703	$805	$482	$311	$—	$2,961

The following table presents information about reported segments for the six months ended June 28, 2013:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
Six months ended June 28, 2013	(in thousands)
Net sales:
Third party	$138,685	$128,500	$99,578	$35,643	$—	$—	$402,406
Intersegment	334	298	105	—	—	(737)	—
Total net sales	$139,019	$128,798	$99,683	$35,643	$—	$(737)	$402,406
Income (loss) from operations	$9,576	$(4,081)	$5,640	$(3,532)	$(5,151)	$—	$2,452
Depreciation and amortization	$5,830	$5,238	$4,714	$996	$265	$—	$17,043
Capital expenditures	$1,203	$1,006	$1,810	$216	$723	$—	$4,958
It is impractical for the Company to provide revenues from external customers by groups of similar products. Accordingly, the following table reflects revenues from external customers by markets for the periods indicated.

		Three months ended		Six months ended
Customers/Markets	Primary Products	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
		(in thousands)
Original Equipment Manufacturers (“OEMs”)	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; windows and roofing; and composite building panels	$56,562	$53,882	$112,297	$104,317
Home Improvement Retailers	Rain carrying systems, metal panels, roofing accessories, windows, doors and shower enclosures	49,980	55,125	80,066	88,546
Industrial and Architectural Contractors	Metal panels and siding and roofing accessories	38,380	40,363	72,242	74,795
Rural Contractors	Steel and aluminum roofing and siding	37,123	34,282	56,027	53,903
Distributors	Metal coils, rain carrying systems and roofing accessories	27,954	24,882	42,253	42,025
Home Improvement Contractors	Vinyl replacement windows; metal coils, rain carrying systems; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings	14,212	12,327	23,357	20,425
Manufactured Housing	Steel siding and trim components	8,779	9,000	16,652	18,395
		$232,990	$229,861	$402,894	$402,406

11. Supplemental Guarantor Condensed Financial Information
On March 18, 2011, Euramax Holdings (presented as Parent in the following schedules), through its 100% owned subsidiary, Euramax International (presented as Issuer in the following schedules), issued the Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Euramax Holdings, Euramax International, and Amerimax Richmond Company, a 100% owned domestic subsidiary of Euramax International. No other subsidiaries of Euramax International, whether direct or indirect, guarantee the Notes (the "Non-Guarantors").
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
The following supplemental condensed consolidating financial statements present the results of operations, comprehensive operations, financial position and cash flows of (1) the Parent, (2) the Issuer, (3) the Non-Guarantor Subsidiaries, and (4) eliminations to arrive at the information for Euramax Holdings on a consolidated basis.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
JUNE 27, 2014
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$6	$2,521	$—	$2,527
Accounts receivable, less allowance for doubtful accounts	—	62,071	49,103	—	111,174
Inventories, net	—	84,878	28,500	—	113,378
Income taxes receivable	—	459	—	—	459
Deferred income taxes	—	556	20	—	576
Other current assets	—	4,058	3,150	—	7,208
Total current assets	—	152,028	83,294	—	235,322
Property, plant and equipment, net	—	57,268	66,291	—	123,559
Amounts due from affiliates	—	228,283	18,803	(247,086)	—
Goodwill	—	81,358	122,309	—	203,667
Customer relationships, net	—	20,726	13,307	—	34,033
Other intangible assets, net	—	6,754	—	—	6,754
Investment in consolidated subsidiaries	(125,554)	(995)	—	126,549	—
Deferred income taxes	—	—	304	—	304
Other assets	—	3,252	4,059	—	7,311
Total assets	$(125,554)	$548,674	$308,367	$(120,537)	$610,950
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$63,766	$26,605	$—	$90,371
Accrued expenses and other current liabilities	28	16,941	12,617	—	29,586
Accrued interest payable	—	12,835	84	—	12,919
Current portion of long-term debt	—	—	4,361	—	4,361
Deferred income taxes	—	—	601	—	601
Total current liabilities	28	93,542	44,268	—	137,838
Long-term debt	—	551,922	—	—	551,922
Amounts due to affiliates	5,537	11,641	229,908	(247,086)	—
Deferred income taxes	—	10,458	8,678	—	19,136
Other liabilities	—	6,665	26,508	—	33,173
Total liabilities	5,565	674,228	309,362	(247,086)	742,069
Shareholders’ (deficit) equity:
Common stock	195	—	21	(21)	195
Additional paid-in capital	724,316	661,424	199,452	(860,876)	724,316
Accumulated loss	(866,138)	(797,486)	(213,227)	1,010,713	(866,138)
Accumulated other comprehensive income	10,508	10,508	12,759	(23,267)	10,508
Total shareholders’ (deficit) equity	(131,119)	(125,554)	(995)	126,549	(131,119)
Total liabilities and shareholders’ (deficit) equity	$(125,554)	$548,674	$308,367	$(120,537)	$610,950

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 27, 2014
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net sales	$—	$161,813	$73,178	$(2,001)	$232,990
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	—	134,370	60,708	(2,001)	193,077
Selling and general (excluding depreciation and amortization)	102	12,067	7,021	—	19,190
Depreciation and amortization	—	5,403	2,848	—	8,251
Other operating charges	—	1,694	647	—	2,341
Income (loss) from operations	(102)	8,279	1,954	—	10,131
Equity in earnings of subsidiaries	(3,014)	(1,292)	—	4,306	—
Interest expense	—	(13,542)	(372)	—	(13,914)
Intercompany income (loss), net	—	4,774	(4,774)	—	—
Other (loss) income, net	—	(1,170)	654	—	(516)
(Loss) income before income taxes	(3,116)	(2,951)	(2,538)	4,306	(4,299)
(Benefit from) provision for income taxes	—	63	(1,246)	—	(1,183)
Net loss	$(3,116)	$(3,014)	$(1,292)	$4,306	$(3,116)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 27, 2014
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net loss	$(3,116)	$(3,014)	$(1,292)	$4,306	$(3,116)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(65)	(65)	(65)	130	(65)
Defined benefit pension plan adjustments, net of tax	21	21	19	(40)	21
Total comprehensive loss	$(3,160)	$(3,058)	$(1,338)	$4,396	$(3,160)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 28, 2013
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net sales	$—	$158,120	$73,820	$(2,079)	$229,861
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	—	131,031	61,509	(2,079)	190,461
Selling and general (excluding depreciation and amortization)	95	13,669	6,176	—	19,940
Depreciation and amortization	—	5,558	2,892	—	8,450
Other operating charges	—	248	878	—	1,126
Income (loss) from operations	(95)	7,614	2,365	—	9,884
Equity in earnings of subsidiaries	(1,461)	(2,557)	—	4,018	—
Interest expense	—	(13,507)	(347)	—	(13,854)
Intercompany income (loss), net	—	4,402	(4,402)	—	—
Other income (loss), net	—	2,529	(418)	—	2,111
Loss before income taxes	(1,556)	(1,519)	(2,802)	4,018	(1,859)
Benefit from income taxes	—	(58)	(245)	—	(303)
Net loss	$(1,556)	$(1,461)	$(2,557)	$4,018	$(1,556)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE OPERATIONS
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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 27, 2014
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net sales	$—	$263,659	$142,760	$(3,525)	$402,894
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	—	226,143	117,430	(3,525)	340,048
Selling and general (excluding depreciation and amortization)	220	24,478	13,268	—	37,966
Depreciation and amortization	—	10,792	5,661	—	16,453
Other operating charges	—	2,236	1,070	—	3,306
Income (loss) from operations	(220)	10	5,331	—	5,121
Equity in earnings of subsidiaries	(22,168)	(2,984)	—	25,152	—
Interest expense	—	(26,949)	(730)	—	(27,679)
Intercompany income (loss), net	—	9,339	(9,339)	—	—
Other (loss) income, net	—	(853)	533	—	(320)
Loss before income taxes	(22,388)	(21,437)	(4,205)	25,152	(22,878)
(Benefit from) provision for income taxes	—	731	(1,221)	—	(490)
Net loss	$(22,388)	$(22,168)	$(2,984)	$25,152	$(22,388)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 27, 2014
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net loss	$(22,388)	$(22,168)	$(2,984)	$25,152	$(22,388)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(454)	(454)	(454)	908	(454)
Defined benefit pension plan adjustments, net of tax	41	41	37	(78)	41
Total comprehensive loss	$(22,801)	$(22,581)	$(3,401)	$25,982	$(22,801)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 28, 2013
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net sales	$—	$263,434	$142,543	$(3,571)	$402,406
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	—	224,095	119,107	(3,571)	339,631
Selling and general (excluding depreciation and amortization)	188	26,730	12,462	—	39,380
Depreciation and amortization	—	11,133	5,910	—	17,043
Other operating charges	—	666	3,234	—	3,900
Income (loss) from operations	(188)	810	1,830	—	2,452
Equity in earnings of subsidiaries	(29,484)	(7,448)	—	36,932	—
Interest expense	—	(26,856)	(596)	—	(27,452)
Intercompany income (loss), net	—	8,680	(8,680)	—	—
Other loss, net	—	(3,422)	(812)	—	(4,234)
Loss before income taxes	(29,672)	(28,236)	(8,258)	36,932	(29,234)
Provision for (benefit from) income taxes	—	1,248	(810)	—	438
Net loss	$(29,672)	$(29,484)	$(7,448)	$36,932	$(29,672)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE OPERATIONS
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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 27, 2014
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net cash used in operating activities	$—	$(17,262)	$(7,878)	$—	$(25,140)
Cash flows from investing activities:
Proceeds from sale of assets	—	65	1	—	66
Capital expenditures	—	(1,650)	(1,311)	—	(2,961)
Due from (to) affiliates	—	—	345	(345)	—
Net cash used in investing activities	—	(1,585)	(965)	(345)	(2,895)
Cash flows from financing activities:
Net borrowings on ABL Credit Facility	—	16,260	—	—	16,260
Net borrowings on Dutch Revolving Credit Facility	—	—	4,361	—	4,361
Change in cash overdrafts	—	1,326	—	—	1,326
Debt issuance costs	—	(88)	—	—	(88)
Due (to) from affiliates	—	(345)	—	345	—
Net cash provided by financing activities	—	17,153	4,361	345	21,859
Effect of exchange rate changes on cash	—	—	(274)	—	(274)
Net decrease in cash and cash equivalents	—	(1,694)	(4,756)	—	(6,450)
Cash and cash equivalents at beginning of period	—	1,700	7,277	—	8,977
Cash and cash equivalents at end of period	$—	$6	$2,521	$—	$2,527

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 28, 2013
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net cash used in operating activities	$—	$(22,393)	$(10,990)	$—	$(33,383)
Cash flows from investing activities:
Proceeds from sale of assets	—	164	2,022	—	2,186
Capital expenditures	—	(2,879)	(2,079)	—	(4,958)
Due from (to) affiliates			4,148	(4,148)	—
Net cash (used in) provided by investing activities	—	(2,715)	4,091	(4,148)	(2,772)
Cash flows from financing activities:
Net borrowings on ABL Credit Facility	—	22,953	—	—	22,953
Changes in cash overdraft	—	5,144	—	—	5,144
Net borrowings on Dutch Revolving Credit Facility	—	—	3,333	—	3,333
Debt issuance costs	—	(175)	—	—	(175)
Due (to) from affiliates	—	(4,148)	—	4,148	—
Net cash provided by financing activities	—	23,774	3,333	4,148	31,255
Effect of exchange rate changes on cash	—	—	(23)	—	(23)
Net decrease in cash and cash equivalents	—	(1,334)	(3,589)	—	(4,923)
Cash and cash equivalents at beginning of period	—	1,574	8,450	—	10,024
Cash and cash equivalents at end of period	$—	$240	$4,861	$—	$5,101

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
Three months ended June 27, 2014 Compared to the Three months ended June 28, 2013.
The following table sets forth net sales and income (loss) from operations data by segment for the three months ended June 27, 2014 and June 28, 2013:

	Net Sales			Income (Loss) from Operations
	Three Months Ended			Three Months Ended
	June 27, 2014	June 28, 2013	Increase (Decrease)	June 27, 2014	June 28, 2013	Increase (Decrease)
	(in millions)
U.S. Residential Products	$86.7	$86.6	0.1%	$9.6	$9.8	(2.0)%
U.S. Commercial Products	77.1	73.9	4.3%	1.8	0.3	500.0%
European Roll Coated Aluminum	51.6	51.4	0.4%	3.4	3.2	6.3%
European Engineered Products	17.6	18.0	(2.2)%	(0.6)	(0.9)	33.3%
Other Non-Allocated	—	—	—	(4.1)	(2.5)	(64.0)%
Totals	$233.0	$229.9	1.3%	$10.1	$9.9	2.0%
Net Sales. Net sales include revenue recognized from the sales of our products less provisions for returns, allowances, rebates and discounts. Our net sales increased $3.1 million, or 1.3%, to $233.0 million in the second quarter of 2014 compared to $229.9 million in the second quarter of 2013. Net sales growth for the second quarter of 2014 was primarily driven by our U.S. Commercial Products segment. Foreign currency translation also resulted in an approximate $4.1 million increase in net sales during the quarter primarily as a result of the strengthening of the euro and British pound sterling against the U.S. dollar.
Total net sales for our U.S. segments increased $3.3 million, or 2.1%, to $163.8 million in the second quarter of 2014 compared to $160.5 million in the second quarter of 2013.
Net sales of our U.S. Residential Products segment increased $0.1 million, or 0.1%, to $86.7 million in the second quarter of 2014 compared to $86.6 million in the second quarter of 2013. Demand for our roof drainage and roofing accessory products in the distribution market improved during the second quarter of 2014 compared to the second quarter of 2013. Demand from contractors for our vinyl window and patio offerings also increased during the second quarter of 2014. These improvements were generally offset by a decline in home center demand during the second quarter of 2014.
Net sales of our U.S. Commercial Products segment increased $3.2 million, or 4.3%, to $77.1 million in the second quarter of 2014 compared to $73.9 million in the second quarter of 2013. Higher net sales resulted primarily from an increase in demand in the post frame construction market, which we believe benefited from the release of pent up demand from extreme weather conditions experienced during the first quarter of 2014. Net sales in the RV and transportation markets improved as result of higher demand from OEMs compared to the second quarter of 2013. These increases were partially offset by a decline in demand from OEMs for specialty coated aluminum coils and in architectural projects over the prior year quarter.
Total net sales for our European segments declined $0.2 million, or 0.3%, to $69.2 million in the second quarter of 2014 compared to $69.4 million in the second quarter of 2013. Foreign currency translation resulted in an approximate $4.1 million increase in net sales during the quarter primarily as a result of the strengthening of the euro and British pound sterling against the U.S. dollar.

Net sales of our European Roll Coated Aluminum segment increased $0.2 million, or 0.4%, to $51.6 million in the second quarter of 2014 compared to $51.4 million in the second quarter of 2013. Foreign currency translation resulted in higher net sales of approximately $2.9 million compared to the second quarter of 2013 primarily as a result of the strengthening of the euro and British pound sterling against the U.S. dollar. Excluding the impact of foreign currency, sales declined $2.7 million. Net sales declines resulted from lower demand for specialty coated coil and panels used in architectural and industrial projects in Western Europe. Demand in this market has been negatively impacted by continuing economic uncertainty and reduced consumer confidence. Net sales declines in this market were partially offset by higher demand from OEMs in the RV and transportation markets and from ongoing business development initiatives in emerging markets.
Net sales of our European Engineered Products segment declined $0.4 million, or 2.2%, to $17.6 million in the second quarter of 2014 compared to $18.0 million in the second quarter of 2013. Strengthening of foreign currencies, primarily the euro and British pound sterling against the U.S. dollar, resulted in higher net sales of approximately $1.2 million compared to the second quarter of 2013. Excluding the impact of foreign currency, sales declined $1.6 million. This decline is primarily due to lower demand for factory built holiday homes in the UK in the second quarter of 2014.
Cost of Goods Sold. Cost of goods sold includes the cost of raw materials, manufacturing labor, packaging, utilities, freight, maintenance and other elements of manufacturing overhead. Cost of goods sold increased $2.6 million, or 1.4%, to $193.1 million in the second quarter of 2014 compared to $190.5 million in the second quarter of 2013. Foreign currency translation resulted in higher cost of goods sold of approximately $3.4 million as a result of the strengthening of the euro and British pound sterling against the U.S. dollar. Excluding the impact of foreign currency, cost of goods sold declined $0.8 million. The decline in cost of goods sold is primarily related to volume declines in our European segments.
Selling and General. Selling and general expenses include salaries, benefits, incentive compensation, insurance, travel and entertainment and other administrative costs. Selling and general expenses declined $0.7 million, or 3.5%, to $19.2 million in the second quarter of 2014 compared to $19.9 million in the second quarter of 2013. Foreign currency translation resulted in higher selling and general costs of approximately $0.4 million as a result of the strengthening of the euro and British pound sterling against the U.S. dollar. Excluding the impact of foreign exchange, selling and general expenses declined $1.1 million. The decrease is due to organizational initiatives to improve efficiency and streamline operations across the Company and a decline in stock compensation expense due to the full vesting of the Company's 2009 restricted stock grant.
Depreciation and Amortization. Depreciation and amortization declined $0.2 million, or 2.4%, to $8.3 million in the second quarter of 2014 compared to $8.5 million in the second quarter of 2013.
Other Operating Charges. Other operating charges are comprised of restructuring initiatives, facility closures, and other operational initiatives. Other operating charges of $2.3 million in the second quarter of 2014 increased $1.2 million compared to $1.1 million in the second quarter of 2013.
In the second quarter of 2014, other operating charges were primarily comprised of $1.0 million of severance costs related to workforce rationalization in the Company's North America business. After an ongoing review of its North America operations, the Company took steps to rationalize its workforce and to invest in select value-creating officer roles. These actions led to the elimination of certain non-essential salaried positions in the Company's North America business segments and at its Corporate Headquarters in Norcross, GA. The Company believes these steps will result in a more competitive platform that provides both meaningful operational and cost benefits. Additionally, other operating charges included professional fees for consulting services during the executive transition period of approximately $0.7 million and ongoing restructuring initiatives in the European Engineered Products segment of $0.6 million primarily comprised of severance costs for various social programs in France.
In the second quarter of 2013, other operating charges of approximately $1.1 million were primarily comprised of severance and relocation costs of $0.8 million related to restructuring and relocation initiatives in the European Engineered Products segment. These initiatives included the relocation from multiple plant facilities in the UK into one operating location intended to reduce overhead costs and streamline operations. The remaining $0.3 million of other operating charges in the second quarter of 2013 consisted of severance and relocation costs related to various other organizational initiatives to reduce operating costs and improve efficiencies.
Income (Loss) from Operations. As a result of the aforementioned items, our income from operations increased $0.2 million, to $10.1 million in the second quarter of 2014 compared to $9.9 million for the second quarter of 2013.

Income from operations of our U.S. Residential Products segment declined $0.2 million to $9.6 million for the second quarter of 2014 compared to $9.8 million for the second quarter of 2013. This decrease is primarily related to a $0.4 million increase in other operating charges incurred as part of the workforce rationalization in North America. Excluding other operating charges, income from operations increased $0.2 million due primarily to changes in product mix during the quarter.
Income from operations of our U.S. Commercial Products segment increased $1.5 million to $1.8 million for the second quarter of 2014 compared to $0.3 million in the second quarter of 2013. This increase is primarily the result of higher sales volumes compared to the second quarter of 2013.
Income from operations of our European Roll Coated Aluminum segment increased $0.2 million to $3.4 million in the second quarter of 2014 compared to $3.2 million in the second quarter of 2013. The improvement in operating income was primarily due to higher gross margins as a result of higher net sales in the RV market combined with business development initiatives during the second quarter of 2014.
Loss from operations of our European Engineered Products segment improved $0.3 million to a loss of $0.6 million for the second quarter of 2014 compared to a loss of $0.9 million in the second quarter of 2013. This improvement was primarily due to lower operating charges totaling $0.6 million in the current quarter related to relocation and severance costs compared to approximately $0.8 million of other operating charges in the second quarter of 2013. Excluding the impact of these other operating charges, loss from operations improved $0.1 million. This improvement, despite the overall decline in sales volume, reflects successful organizational initiatives initiated in 2013 to combine multiple plant facilities and reduce operating costs in the UK.
Interest Expense. Interest expense for the second quarter of 2014 and for the second quarter of 2013 totaled approximately $13.9 million. Interest expense is primarily comprised of interest on our Senior Secured Notes, Senior Unsecured Loan Facility, ABL Credit Facility, and Dutch Revolving Credit Facility.
Other Income (Loss), Net. Other income (loss), net includes translation gains and losses on intercompany obligations, gains and losses on asset disposals, interest income and other income or expense items of a non-operating nature.
Other loss, net in the second quarter of 2014 of $0.5 million consisted primarily of translation losses on intercompany obligations due to the weakening of the euro compared to the U.S. dollar totaling $0.6 million, which were offset by gains of approximately $0.1 million on forward foreign currency contracts.
Other income, net in the second quarter of 2013 of $2.1 million consisted primarily of translation gains on intercompany obligations due to the strengthening of the euro compared to the U.S. dollar totaling $2.2 million, which were partially offset by losses of approximately $0.1 million on forward foreign currency contracts.
Benefit from Income Taxes. We reported an income tax benefit of $1.2 million for the second quarter of 2014 compared to a benefit of $0.3 million for the second quarter of 2013. Our effective tax rates were a benefit of 27.5% and 16.3% for the three months ended June 27, 2014 and June 28, 2013, respectively.
The effective rate for the second quarter of 2014 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations compared to the U.S. federal rates, and recognition of valuation allowances related to net losses in the UK and in U.S. federal and state jurisdictions.
The effective rate for the second quarter of 2013 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations compared to the U.S. federal rates, and recognition of valuation allowances related to net losses in the UK and in U.S. federal and state jurisdictions.
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

Net Loss. Our net loss was $3.1 million for the second quarter of 2014 compared to a net loss of $1.6 million for the second quarter of 2013.
Six months ended June 27, 2014 Compared to the Six months ended June 28, 2013.
The following table sets forth net sales and income (loss) from operations data by segment for the six months ended June 27, 2014 and June 28, 2013:

	Net Sales			Income (Loss) from Operations
	Six months ended			Six months ended
	June 27, 2014	June 28, 2013	Increase (Decrease)	June 27, 2014	June 28, 2013	Increase (Decrease)
	(in millions)
U.S. Residential Products	$136.1	$138.7	(1.9)%	$8.3	$9.6	(13.5)%
U.S. Commercial Products	131.1	128.5	(2.0)%	(3.2)	(4.0)	20.0%
European Roll Coated Aluminum	101.5	99.6	1.9%	7.3	5.6	30.4%
European Engineered Products	34.2	35.6	3.9%	(0.9)	(3.5)	74.3%
Other Non-Allocated	—	—	—%	(6.4)	(5.2)	(23.1)%
Totals	$402.9	$402.4	0.1%	$5.1	$2.5	104.0%
Net Sales. Net sales include revenue recognized from the sales of our products less provisions for returns, allowances, rebates and discounts. Our net sales increased $0.5 million, or 0.1%, to $402.9 million in the first half of 2014 compared to $402.4 million in the first half of 2013. Demand in our U.S. Commercial Products segment improved during the first half of 2014, while net sales in our U.S. Residential Products segment declined slightly over the prior year. Foreign currency translation resulted in an approximate $7.0 million increase in net sales during the first half of 2014 primarily as a result of the strengthening of the euro and British pound sterling against the U.S. dollar. Increases resulting from foreign currency fluctuations were offset by lower sales volumes as our European operating segments continue to be negatively impacted by economic uncertainty and reduced consumer confidence primarily in the RV and transportation end markets we serve.
Total net sales for our U.S. segments remained flat at $267.2 million in the first half of 2014 compared to $267.2 million in the first half of 2013.
Net sales of our U.S. Residential Products segment declined $2.6 million, or 1.9%, to $136.1 million in the first half of 2014 compared to $138.7 million in the first half of 2013. The decline in net sales was primarily the result of lower demand from the home center market during the first half of 2014 compared to 2013. The decline in home center net sales were partially offset by higher sales of our vinyl window and patio offerings and improved demand for our roof drainage and roofing accessory products in the distributor market.
Net sales of our U.S. Commercial Products segment increased $2.6 million, or 2.0%, to $131.1 million in the first half of 2014 compared to $128.5 million in the first half of 2013. Higher net sales resulted from higher demand in the post frame construction markets and from OEMs in both the RV and transportation markets. Net sales increases were offset by a decline in demand in the architectural construction markets.
Total net sales for our European segments increased $0.5 million, or 0.4%, to $135.7 million in the first half of 2014 compared to $135.2 million in the first half of 2013. Foreign currency translation resulted in an approximate $7.0 million increase in net sales during the first half of 2014 as a result of the strengthening of the euro and British pound sterling against the U.S. dollar.

Net sales of our European Roll Coated Aluminum segment increased $1.9 million, or 1.9%, to $101.5 million in the first half of 2014 compared to $99.6 million in the first half of 2013. Foreign currency translation resulted in higher net sales of approximately $5.0 million compared to the prior year period as a result of the strengthening of the euro and British pound sterling against the U.S. dollar. Excluding the impact of foreign currency, sales declined $3.1 million. Net sales declines resulted from lower demand for specialty coated coil and panels used in architectural and industrial projects in Western Europe. Demand in this market has been negatively impacted by continuing economic uncertainty and reduced consumer confidence. Net sales declines in this market were partially offset by higher demand from OEMs in the RV and transportation markets and from ongoing business development initiatives in emerging markets.
Net sales of our European Engineered Products segment declined $1.4 million, or 3.9%, to $34.2 million in the first half of 2014 compared to $35.6 million in the first half of 2013. Strengthening of foreign currencies, primarily the euro and British pound sterling against the U.S. dollar, resulted in higher net sales of approximately $2.0 million compared to the first half of 2013. Excluding the impact of foreign currency, net sales declined $3.4 million. This decline is primarily due to lower demand for factory built holiday homes in the UK in the first half of 2014.
Cost of Goods Sold. Cost of goods sold includes the cost of raw materials, manufacturing labor, packaging, utilities, freight, maintenance and other elements of manufacturing overhead. Cost of goods sold increased $0.4 million, or 0.1%, to $340.0 million in the first half of 2014 compared to $339.6 million in the first half of 2013. Foreign currency translation resulted in higher cost of goods sold of approximately $5.8 million as a result of the strengthening of the euro against the U.S. dollar. Excluding the impact of foreign currency, cost of goods sold declined $5.4 million. The decline in cost of goods sold is primarily related to volume declines in our European segments. Cost of goods sold in our European Engineered Products segment also declined as a result of lower variable labor costs as a result of efficiency improvements related to the consolidation and restructuring activities in the UK.
Selling and General. Selling and general expenses include salaries, benefits, incentive compensation, insurance, travel and entertainment and other administrative costs. Selling and general expenses declined $1.4 million, or 3.6%, to $38.0 million in the first half of 2014 compared to $39.4 million in the first half of 2013. Foreign currency translation resulted in higher selling and general costs of approximately $0.7 million as a result of the strengthening of the euro and British pound sterling against the U.S. dollar. Excluding the impact of foreign exchange, selling and general expenses declined $2.1 million. The decrease is due to organizational initiatives to improve efficiency and streamline operations across the Company and a decline in stock compensation expense due to the full vesting of the Company's 2009 restricted stock grant.
Depreciation and Amortization. Depreciation and amortization declined $0.5 million, or 2.9%, to $16.5 million in the first half of 2014 compared to $17.0 million in the first half of 2013.
Other Operating Charges. Other operating charges are comprised of restructuring initiatives, facility closures, and other operational initiatives. Other operating charges of $3.3 million in the first half of 2014 declined $0.6 million compared to $3.9 million in the first half of 2013. In the second quarter of 2014, after an ongoing review of its North American operations, the Company took steps to rationalize its workforce and to invest in select value-creating officer roles. These actions led to the elimination of certain non-essential salaried positions in the Company's North America business segments and at its Corporate Headquarters in Norcross, GA. The Company believes these steps will result in a more competitive platform that provides both meaningful operational and cost benefits.
In the first half of 2014, other operating charges of approximately $3.3 million were primarily comprised of severance costs and legal and professional fees. Other operating charges included $1.2 million related to severance and relocation costs in the U.S., of which $1.0 million related to the aforementioned workforce rationalization. Ongoing restructuring initiatives in the European Engineered Products segment totaled $1.1 million including approximately $0.8 million of severance costs for various social programs in France and $0.3 million of severance in the UK. Professional fees for consulting services during the executive transition period totaled $0.9 million and other legal and professional fees totaled $0.1 million.
In the first half of 2013, other operating charges of approximately $3.9 million were primarily comprised of restructuring and relocation initiatives in the European Engineered Products segment including a $1.6 million loss related to the sale of land and buildings and $1.4 million of relocation and other restructuring charges. These initiatives include the relocation from multiple plant facilities in the UK into one operating location and were intended to reduce overhead costs and streamline operations. The remaining $0.9 million other operating charges in the first half of 2013 were comprised primarily of severance and relocation costs related to various organizational initiatives to reduce operating costs and improve efficiencies.

Income (Loss) from Operations. As a result of the aforementioned items, our income from operations increased $2.6 million, to $5.1 million in the first half of 2014 compared to $2.5 million for the first half of 2013.
Income from operations of our U.S. Residential Products segment declined $1.3 million to $8.3 million for the first half of 2014 compared to $9.6 million for the first half of 2013. Excluding the increase in other operating charges of $0.4 million, income from operations declined $0.9 million. This decrease is primarily related to an overall decline in net sales and due to changes in product mix during the first half of 2014 compared to the first half of 2013 .
Loss from operations of our U.S. Commercial Products segment improved $0.8 million to a loss of $3.2 million for the first half of 2014 compared to a loss of $4.0 million in the first half of 2013. Excluding the increase in other operating charges of $0.2 million, income from operations improved $1.0 million. This improvement is primarily the result of higher sales volumes compared to the first half of 2013.
Income from operations of our European Roll Coated Aluminum segment increased $1.7 million to $7.3 million in the first half of 2014 compared to $5.6 million in the first half of 2013. The improvement in operating income was primarily due to higher gross margins as a result of higher net sales in the RV market combined with business development initiatives during the first half of 2014.
Loss from operations of our European Engineered Products segment improved $2.6 million to a loss of $0.9 million for the first half of 2014 compared to a loss of $3.5 million in the first half of 2013. This improvement was primarily due to a $1.9 million decline in other operating charges from approximately $3.0 million in the first half of 2013 compared to $1.1 million in the first half of 2014. Other operating charges in the first half of 2013 related primarily to the relocation and consolidation of multiple plant facilities into one location in the UK. Excluding the impact of other operating charges, loss from operations improved $0.7 million over the prior year despite an overall decline in sales volume. This improvement in income from operations reflects organizational initiatives to streamline operations and improve efficiency and reflects a focus on customer and product profitability initiatives.
Interest Expense. Interest expense for the first half of 2014 and for the first half of 2013 totaled approximately $27.7 million and $27.5 million, respectively. Interest expense is primarily comprised of interest on our Senior Secured Notes, Senior Unsecured Loan Facility, ABL Credit Facility, and Dutch Revolving Credit Facility.
Other Income (Loss), Net. Other income (loss), net includes translation gains and losses on intercompany obligations, gains and losses on asset disposals, interest income and other income or expense items of a non-operating nature.
Other loss, net in the first half of 2014 of $0.3 million consisted primarily of translation losses on intercompany obligations due to the weakening of the euro compared to the U.S. dollar totaling $0.4 million, which were offset by gains on forward foreign currency contracts of $0.1 million.
Other loss, net in the first half of 2013 of $4.2 million consisted primarily of translation losses on intercompany obligations due to the weakening of the euro and British pound sterling compared to the U.S. dollar totaling $4.8 million, which were partially offset by gains of $0.4 million as a result of favorable legal settlements and approximately $0.2 million on forward foreign currency contracts.
(Benefit from) Provision for Income Taxes. We reported an income tax benefit of $0.5 million for the first half of 2014 compared to a tax provision of $0.4 million for the first half of 2013. Our effective tax rates were a benefit of 2.1% for the six months ended June 27, 2014 and a provision of 1.5% for the six months ended June 28, 2013.
The effective rate for the first half of 2014 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations compared to the U.S. federal rates, and recognition of valuation allowances related to net losses in the UK and in U.S. federal and state jurisdictions.
The effective rate for the first half of 2013 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations compared to the U.S. federal rates, and recognition of valuation allowances related to net losses in the UK and in U.S. federal and state jurisdictions.

Our effective tax rate reflects a full valuation allowance on losses in the U.S. Without a valuation allowance, earnings from the United States are generally taxed at rates higher than the foreign statutory tax rates. The effective tax rate also reflects a full valuation allowance on losses in the UK. A change in the mix of pretax income from the various tax jurisdictions can have a significant impact on our periodic effective tax rate.
Net Loss. Our net loss was $22.4 million for the first half of 2014 compared to a net loss of $29.7 million for the first half of 2013.
Liquidity and Capital Resources
Our principal sources of liquidity are from cash and cash equivalents, cash from operations and borrowings under our ABL Credit Facility and Dutch Revolving Credit Facility. As of June 27, 2014, we had cash and cash equivalents of $2.5 million. Net cash used in operating activities was $25.1 million for the six months ended June 27, 2014 compared to net cash used in operating activities of $33.4 million for the six months ended June 28, 2013. As of June 27, 2014, we had $53.0 million outstanding and availability of $17.0 million under our ABL Credit Facility and $4.4 million outstanding and availability of $16.1 million on our Dutch Revolving Credit Facility.
Our ability to make debt service payments, refinance our indebtedness, maintain capital assets and satisfy our other capital and commercial commitments will depend on our ability to generate cash flow in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors. While these factors are beyond our control, we frequently invest in sources of liquidity with the intent of improving our ability to generate future cash flow. Such investments have, and may in the future, include product development initiatives, restructuring and growth oriented capital expenditures, and business acquisitions. We believe our June 27, 2014 cash levels, together with our cash from operations and borrowings under our revolving credit facilities will be adequate to fund our cash requirements based on our current level of operations for at least the next twelve months.
Debt
Notes
Our Notes consist of an aggregate principal amount of $375 million, which were issued pursuant to an indenture (the "Indenture"), dated March 18, 2011, among Euramax Holdings, Inc. ("Euramax Holdings"), Euramax International, Inc. ("Euramax International"), and certain of its domestic subsidiaries as guarantors, and Wells Fargo Bank, National Association, the Trustee. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Euramax Holdings and Amerimax Richmond Company, a 100% owned domestic subsidiary of Euramax International. The Notes bear interest at 9.50% per year and mature on April 1, 2016, unless earlier redeemed or repurchased by Euramax International. Interest is payable semi-annually on April 1 and October 1 of each year.
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
The Notes may be redeemed at Euramax International's option, in whole or in part, under the conditions specified in the Indenture, at the following redemption prices plus accrued and unpaid interest to the redemption date, if redeemed during the twelve month period beginning on April 1 of the years indicated:

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
Senior Unsecured Loan Facility
In March 2011, Euramax Holdings, Euramax International, and certain of its domestic subsidiaries entered into the Senior Unsecured Loan Facility with investment funds affiliated with Highland Capital Management, L.P. and Levine Leichtman Capital Partners, as lenders in the aggregate principal amount of $125.0 million. The indebtedness incurred under the Senior Unsecured Loan Facility was issued at 98% of par on March 18, 2011 and matures on October 1, 2016. The difference between the consideration received and the aggregate face amount of the Senior Unsecured Loan Facility ($1.1 million) is being amortized and recorded in interest expense using the effective interest rate method over the term. The Senior Unsecured Loan Facility bears interest at 12.25% per year in the event no election is made to pay interest in kind (PIK), and 14.25% (7.875% cash pay and 6.375% PIK) per annum in the event a PIK election is made. Euramax International may make a PIK election for up to six quarters during the term of the Senior Unsecured Loan Facility. The interest rate on outstanding borrowings at June 27, 2014 was 12.25%, as the Company has not made a PIK election. During the first quarter of 2014, Levine Leichtman Capital Partners reached an agreement to assign their holdings in the Senior Unsecured Loan Facility to Credit Suisse Loan Funding LLC.
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
Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus an applicable margin or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Regions Bank as its “prime rate” for commercial loans, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR plus 1.00%, plus an applicable margin. The applicable margin is dependent upon the type of borrowings Euramax International has made under the ABL Credit Facility. At June 27, 2014, the applicable margins were 2.25% and 1.25% for LIBOR and Base Rate borrowings, respectively. After June 27, 2014, the applicable margins are subject to Euramax International’s Average Excess Availability Percentage for the most recently ended fiscal quarter and range from 1.75% to 2.25% for LIBOR borrowings and 1.00% to 1.25% for Base Rate borrowings. The weighted average interest rate at June 27, 2014, including the applicable margin payable on outstanding borrowings under the ABL Credit Facility, was 2.40%. The ABL Credit Facility requires Euramax International to pay a commitment fee ranging from 0.375% to 0.5%, based on the unutilized commitments. Euramax International is also required to pay customary letter of credit fees, including, without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

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
The Dutch Revolving Credit Facility contains financial and non-financial covenants customary for this type of financing. Financial covenants include, but are not limited to a minimum annual EBITDA target and a minimum requirement for risk-bearing capital, for Euramax Coated Products, BV, both measured at the Company's fiscal year end. The Dutch Revolving Credit Facility also contains a clause limiting further indebtedness.
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
The provisions of the ABL Credit Facility only require Euramax International to meet the Minimum Consolidated Adjusted EBITDA or Minimum Fixed Charge Coverage Ratio under the ABL Credit Facility when excess availability is less than 12.5%. As of June 27, 2014, because excess availability under the ABL Credit Facility exceeded 12.5% of the borrowing base, Euramax International was not required to meet the Minimum Consolidated Adjusted EBITDA or Minimum Consolidated Fixed Charge Coverage Ratio under the ABL Credit Facility. The Company does not expect excess availability to fall below 12.5% on any testing date during the next twelve months.

Cash Flows
The following table summarizes our cash flows for the six months ended June 27, 2014 and June 28, 2013:

	Six months ended
	June 27, 2014	June 28, 2013
	(in thousands)
Net cash used in operating activities	$(25,140)	$(33,383)
Net cash used in investing activities	(2,895)	(2,772)
Net cash provided by financing activities	21,859	31,255
Effect of exchange rate changes on cash	(274)	(23)
Net decrease in cash and cash equivalents	$(6,450)	$(4,923)
Six months ended June 27, 2014 Compared to the Six months ended June 28, 2013.
Operating Activities. Cash used in operating activities in the first half of 2014 was approximately $25.1 million compared to cash used in operating activities of $33.4 million for the first half of 2013, an increase in cash flow of $8.2 million. Cash flow from operations included interest payments totaling $22.1 million and $26.0 million for the six month periods ended June 27, 2014 and June 28, 2013, respectively. This improvement in operating cash flow is primarily related to the timing of the Company's interest payment on the Senior Unsecured Loan Facility. The remaining improvement in operating cash flow over the prior year is primarily driven by successful initiatives in the first half of 2014 to manage working capital levels.
Investing Activities. Cash used in investing activities in the first half of 2014 was $2.9 million. Capital expenditures of $3.0 million were offset by proceeds from asset sales of approximately $0.1 million in the first half of 2014.
Cash used in investing activities in the first half of 2013 was $2.8 million. Capital expenditures of $5.0 million were offset by $2.2 million of proceeds from the sale of assets in the first half of 2013. The proceeds from the sale of assets included $2.0 million related to the sale of assets held for sale in our European Engineered Products segment.
Financing Activities. Cash provided by financing activities during the first half of 2014 was $21.9 million and consisted primarily of net borrowings on our ABL Credit Facility totaling $16.3 million, net borrowings on our Dutch Revolving Credit Facility totaling $4.4 million, and an increase in cash overdrafts of $1.3 million. Net cash provided by these borrowings was partially offset by $0.1 million of debt issuance costs related to the amendment of the ABL Credit Facility.
Cash provided by financing activities during the first half of 2013 was $31.3 million and consisted primarily of net borrowings under the ABL Credit Facility of $23.0 million, an increase in cash overdrafts of $5.1 million, and net borrowings on our Dutch Revolving Credit Facility totaling $3.3 million. Net cash provided by these borrowings were partially offset by $0.2 million of debt issuance costs related to the amendment of the ABL Credit Facility.
Capital Expenditures
Our capital expenditures for the first half of 2014 and the first half of 2013 were $3.0 million and $5.0 million, respectively. Capital expenditures in each period relate primarily to purchases and upgrades of coil coating, fabricating, transportation and material moving and handling equipment.

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
Our cost of goods sold is subject to inflationary pressures and price fluctuations of the raw materials we use, particularly the cost of aluminum and steel. In addition, we are party to certain leases that contain escalator clauses contingent on increases based on changes in the Consumer Price Index. We believe that inflation and deflation had a minimal impact on our overall results of operations during the six months ended June 27, 2014 and June 28, 2013.
Working Capital Management
Working capital increased $9.4 million, or 10.7%, to $97.5 million as of June 27, 2014 from $88.1 million as of December 31, 2013. The increase in working capital is primarily attributable to seasonal increases in accounts receivable and inventory partially offset by increases in accounts payable and current borrowings on our Dutch Revolving Credit Facility. We historically experience an increase in inventory and accounts receivable during the first half of the year as many customers in our markets increase purchases in the spring and gradually decline throughout the second half of the year.
Accounts receivable of $111.2 million as of June 27, 2014 increased $37.2 million, or 50.3%, from $74.0 million as of December 31, 2013. As of June 27, 2014, days sales outstanding in accounts receivable were 43.4 days, compared to 35.8 days as of December 31, 2013. The primary reason for the increase in accounts receivable was a 33.0% increase in net sales for the two months ended June 27, 2014 compared to the two months ended December 31, 2013. Typically the majority of outstanding receivables are generated from net sales in the preceding two months.
Inventories of $113.4 million as of June 27, 2014 increased $23.6 million, or 26.3%, from $89.8 million as of December 31, 2013, primarily as a result of seasonal increases in demand. As of June 27, 2014, days sales in inventories were 53.4 days, compared to 49.7 days as of December 31, 2013.
Accounts payable of $90.4 million as of June 27, 2014 increased $33.1 million, or 57.8%, from $57.3 million as of December 31, 2013. Higher accounts payable balances reflect increasing inventory levels throughout the year to support higher demand in peak seasons.
Current portion of long-term debt increased $4.4 million as of June 27, 2014. The Current portion of long-term debt consisted of outstanding borrowings on the Dutch Revolving Credit Facility totaling $4.4 million as of June 27, 2014 compared to no outstanding borrowings as of December 31, 2013.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles. In order to apply these principles, management must make judgments, assumptions and estimates based on the best available information at the time. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For the three months ended June 27, 2014, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of June 27, 2014.

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
Foreign Currency Exchange Risk
Approximately 33.8% of our net sales for the six months ended June 27, 2014 originated in Europe. Although our sales outside the United States are subject to exchange rate fluctuations, we do not use derivatives to manage our foreign currency exchange risks resulting from foreign sales. Changes in foreign exchange rates affect other income recorded in relation to translation gains and losses on intercompany obligations denominated in a foreign currency.
Interest Rate Risk
We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our Notes and our Senior Unsecured Loan Facility. Our floating rate exposure is related to our ABL and Dutch Revolving Credit Facilities, which are tied to changes in the LIBOR and Euribor rates, respectively.
We had no interest rate swap contracts outstanding during the six months ended June 27, 2014 or June 28, 2013.
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
Item 4.  Controls and Procedures
Disclosure Controls and Procedures
The Company under the supervision and with the participation of the Company’s management, including the President (its principal executive officer) and the Chief Financial Officer (its principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our management, including our President and our Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 27, 2014.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended June 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
3.1
Certificate of Amendment, dated as of May 27, 2014, to the Amended and Restated Certificate of Incorporation of Euramax Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 333-05978) filed with the SEC on May 29, 2014)

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

EURAMAX HOLDINGS, INC.

Date: August 8, 2014	/s/ Mary S. Cullin
Mary S. Cullin
Senior Vice President, Chief Financial Officer & Treasurer