Form 10-Q
period 2014-09-26
Euramax Holdings, Inc.
filed 2014-11-10
CIK 1026743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2014
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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 195,502 shares of the registrant’s common stock, par value $1.00 per share, issued and outstanding as of November 7, 2014, none of which are publicly traded.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements (unaudited)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 26, 2014	December 31, 2013
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,235	$8,977
Accounts receivable, less allowances of $1,541 and $2,235, respectively	111,167	73,996
Inventories, net	120,178	89,760
Income taxes receivable	542	982
Deferred income taxes	575	580
Other current assets	8,120	7,008
Total current assets	243,817	181,303
Property, plant and equipment, net	116,351	130,114
Goodwill	195,342	204,053
Customer relationships, net	29,942	40,631
Other intangible assets, net	6,599	7,073
Deferred income taxes	419	87
Other assets	6,464	8,712
Total assets	$598,934	$571,973
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$94,686	$57,262
Accrued expenses and other current liabilities	30,558	26,366
Accrued interest payable	21,770	9,020
Current portion of long-term debt	8,253	—
Deferred income taxes	559	605
Total current liabilities	155,826	93,253
Long-term debt	540,812	535,396
Deferred income taxes	18,159	18,980
Other liabilities	31,310	32,907
Total liabilities	746,107	680,536
Shareholders’ deficit:
Common stock	195	195
Additional paid-in capital	724,443	724,071
Accumulated loss	(882,544)	(843,750)
Accumulated other comprehensive income	10,733	10,921
Total shareholders’ deficit	(147,173)	(108,563)
Total liabilities and shareholders’ deficit	$598,934	$571,973

See the accompanying notes to these condensed consolidated financial statements.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Net sales	$239,942	$227,835	$642,836	$630,241
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	202,160	188,792	542,208	528,423
Selling and general (excluding depreciation and amortization)	17,413	20,387	55,379	59,767
Depreciation and amortization	8,142	8,514	24,595	25,557
Other operating charges	1,051	1,455	4,357	5,355
Income from operations	11,176	8,687	16,297	11,139
Interest expense	(13,895)	(13,805)	(41,574)	(41,257)
Other (loss) income, net	(14,056)	8,295	(14,376)	4,061
(Loss) income before income taxes	(16,775)	3,177	(39,653)	(26,057)
Benefit from income taxes	(369)	(13,082)	(859)	(12,644)
Net (loss) income	$(16,406)	$16,259	$(38,794)	$(13,413)
See the accompanying notes to these condensed consolidated financial statements.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Net loss	$(16,406)	$16,259	$(38,794)	$(13,413)
Other comprehensive (loss) income:
Foreign currency translation adjustment	204	(89)	(250)	(431)
Defined benefit pension plan adjustments	21	81	62	246
Total comprehensive (loss) income	$(16,181)	$16,251	$(38,982)	$(13,598)
See the accompanying notes to these condensed consolidated financial statements.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 26, 2014	September 27, 2013
Cash flows from operating activities:
Net loss	$(38,794)	$(13,413)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization	24,595	25,557
Amortization of deferred financing fees	1,804	1,621
Amortization of debt discount	435	336
Share-based compensation	372	2,246
Provision for doubtful accounts	85	570
Foreign exchange loss (gain)	15,081	(4,478)
(Gain) loss on sale or disposal of assets	(125)	1,531
Deferred income taxes	(800)	336
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(39,555)	(27,514)
Inventories	(32,061)	(17,188)
Other current assets	(1,266)	(1,393)
Accounts payable and other current liabilities	56,472	26,150
Income taxes payable	279	(12,984)
Other noncurrent assets and liabilities	(837)	1,887
Net cash used in operating activities	(14,315)	(16,736)
Cash flows from investing activities:
Proceeds from sales of assets	777	2,288
Capital expenditures	(5,233)	(7,355)
Net cash used in investing activities	(4,456)	(5,067)
Cash flows from financing activities:
Net borrowings on ABL Credit Facility	4,981	19,514
Net borrowings on Dutch Revolving Credit Facility	8,253	1,836
Changes in cash overdrafts	215	—
Debt issuance costs	(88)	(175)
Net cash provided by financing activities	13,361	21,175
Effect of exchange rate changes on cash	(332)	64
Net decrease in cash and cash equivalents	(5,742)	(564)
Cash and cash equivalents at beginning of period	8,977	10,024
Cash and cash equivalents at end of period	$3,235	$9,460
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
The Company’s sales volumes have historically been higher in the second and third quarters due to the seasonal demand of the building products markets served. Accordingly, results for the three and nine months ended September 26, 2014 are not necessarily indicative of the results that may be expected for the full year. Management believes that the disclosures made are adequate for a fair presentation of the Company’s results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Assets and liabilities of non-U.S. subsidiaries are translated to U.S. Dollars at the rate of exchange in effect on the balance sheet date. Income and expenses are translated to U.S. Dollars at the weighted average rates of exchange prevailing during the period. Foreign currency gains and losses resulting from the remeasurement of inter-company amounts that are not of a long-term investment nature into local currencies and certain indebtedness of foreign subsidiaries denominated in U.S. dollars are included in other (loss) income, net. Other (loss) income, net includes losses of $14.8 million and income of $8.9 million for the three months ended September 26, 2014 and September 27, 2013, respectively. Other (loss) income, net includes losses of $15.1 million and income of $4.1 million for the nine months ended September 26, 2014 and September 27, 2013, respectively. Foreign currency gains and losses resulting from transactions in the ordinary course of business are recorded in selling and general expenses. Foreign currency transaction gains and losses recorded in selling and general expenses were not significant for any period presented.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to current period presentation. Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The third quarter of 2014 and 2013 ended on September 26 and September 27, respectively. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which it falls.
Recent Accounting Pronouncements
In May 2014, the FASB issued new revenue recognition guidance, which supersedes most current revenue recognition guidance, including industry-specific guidance, and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early application not permitted. The Company is currently assessing the impact of implementing this guidance on the Company's financial position, results of operations, and cash flows.

2. Inventories
Inventories were comprised of:

	September 26, 2014	December 31, 2013
	(in thousands)
Aluminum and steel coil	$80,783	$58,153
Raw materials	17,782	15,291
Work in process	3,283	1,936
Finished products	18,330	14,380
Total inventories, net	$120,178	$89,760
The Company has disclosed aluminum and steel coil inventory separately, as it represents inventory that can be classified as raw material, work in process or finished product. Aluminum and steel coil includes both painted and bare coil. Inventories are net of related reserves totaling $3.1 million and $2.4 million as of September 26, 2014 and December 31, 2013, respectively.
3. Indebtedness
Indebtedness consisted of the following:

	September 26, 2014	December 31, 2013
	(in thousands)
Senior Secured Notes (9.50%)	$375,000	$375,000
Senior Unsecured Loan Facility (12.25%)	124,075	123,640
ABL Credit Facility	41,737	36,756
Dutch Revolving Credit Facility	8,253	—
Total debt	549,065	535,396
Less: current portion	8,253	—
Total long term debt	$540,812	$535,396

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
Senior Unsecured Loan Facility
On March 3, 2011, Euramax Holdings, Euramax International, and certain of its domestic subsidiaries entered into a credit and guaranty agreement for a senior unsecured loan facility (the "Senior Unsecured Loan Facility") in the aggregate principal amount of $125 million. The Senior Unsecured Loan Facility was issued at 98% of par on March 18, 2011 and matures on October 1, 2016. The difference between the consideration received and the aggregate face amount ($0.9 million) is being amortized and recorded in interest expense using the effective interest rate method over the term. The Senior Unsecured Loan Facility bears interest at 12.25% per year in the event no election is made to pay interest in kind (PIK), and 14.25% (7.875% cash pay and 6.375% PIK) per annum in the event a PIK election is made. Euramax International may make a PIK election for up to six quarters during the term of the Senior Unsecured Loan Facility. The interest rate on outstanding borrowings at September 26, 2014 was 12.25%, as Euramax International has not made a PIK election.
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
ABL Credit Facility
On March 18, 2011, Euramax Holdings, Euramax International, and certain of its domestic subsidiaries, entered into the ABL Credit Facility with Regions Bank, as Collateral and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, and Regions Business Capital, as Sole Lead Arranger and Bookrunner. The ABL Credit Facility provides for revolving credit financing of up to $70 million, subject to borrowing base availability and matures on March 1, 2018. However, if the Agent has not received on or before December 31, 2015, evidence satisfactory to Agent that the scheduled maturity dates of the indebtedness arising under the Indenture and the Senior Unsecured Loan Facility, in each case, have been extended to a date that is 90 or more days following March 1, 2018, then the maturity date for the ABL Credit facility shall be January 1, 2016. In March 2014, Wells Fargo Capital Finance, LLC ceased to be Co-Collateral Agent and a Lender under the ABL Credit Facility. At September 26, 2014, $28.3 million was available to be drawn on the ABL Credit Facility.
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

Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus an applicable margin or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Regions Bank as its “prime rate” for commercial loans, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR plus 1.00%, plus an applicable margin. The applicable margin is dependent upon the type of borrowings Euramax International has made under the ABL Credit Facility. At September 26, 2014, the applicable margins are subject to Euramax International’s Average Excess Availability Percentage for the most recently ended fiscal quarter and range from 1.75% to 2.25% for LIBOR borrowings and 1.00% to 1.25% for Base Rate borrowings. The weighted average interest rate at September 26, 2014, including the applicable margin payable on outstanding borrowings under the ABL Credit Facility, was 2.41%. The ABL Credit Facility requires Euramax International to pay a commitment fee ranging from 0.375% to 0.5%, based on the unutilized commitments. Euramax International is also required to pay customary letter of credit fees, including, without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.
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
The ABL Credit Facility contains affirmative and negative covenants customary for this type of financing, including, but not limited to certain financial covenants in the event excess availability is less than 12.5% of the lesser of the aggregate amount of commitments outstanding at such time and the borrowing base. As of September 26, 2014, excess availability exceeded 12.5% of the borrowing base; therefore, Euramax International was not required to meet the Minimum Consolidated Adjusted EBITDA or Minimum Consolidated Fixed Charge Coverage Ratio. Additionally, restrictive covenants limit the ability of Euramax International and certain of its subsidiaries to incur liens, incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, consolidate, merge or sell all or substantially all of their assets, pay dividends or make other distributions, make certain loans and investments, amend or otherwise alter the terms of documents related to certain of their indebtedness, enter into transactions with affiliates and prepay certain indebtedness, in each case, subject to exclusions, and other customary covenants.
Dutch Revolving Credit Facility
In February 2012, the Company's 100% owned subsidiary Euramax Coated Products, BV entered into a revolving credit facility with Rabobank Roermond (the "Dutch Revolving Credit Facility"). The Dutch Revolving Credit Facility provides revolving credit financing of up to EUR 15 million and matures on April 1, 2016. Borrowings under the Dutch Revolving Credit Facility bear interest at a rate per annum which is the aggregate of the average one month Euribor rate over a calendar month plus a margin of 2% and requires payment of a commitment fee of 0.35% per annum on the nominal amount of the credit facility. The weighted average interest rate at September 26, 2014, including the margin payable on outstanding borrowings under the Dutch Revolving Credit Facility, was 2.32%. All obligations under the Dutch Revolving Credit Facility are secured by a mortgage on the real estate of Euramax Coated Products, BV and a pledge on present and future machinery and present and future accounts receivable balances of Euramax Coated Products, BV. At September 26, 2014, $10.8 million (EUR 8.5 million) was available to be drawn on the Dutch Revolving Credit Facility.
The Dutch Revolving Credit Facility contains financial and non-financial covenants customary for this type of financing. Financial covenants include, but are not limited to, a minimum annual EBITDA target and a minimum amount of risk-bearing capital for Euramax Coated Products, BV, both measured at the Company's fiscal year-end. The Dutch Revolving Credit Facility also contains a clause limiting further indebtedness. As of September 26, 2014, Euramax Coated Products, BV is in compliance with all covenants.

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
Product Warranties
The Company provides warranties on certain products. The warranty periods differ depending on the product, but generally range from one year to limited lifetime warranties. The Company provides for warranties based on historical experience and expectations of future occurrence. Changes in the product warranty accrual are summarized as follows:

	Three months ended		Nine months ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(in thousands)
Balance, beginning of period	$4,946	$5,047	$5,326	5,098
Payments made or service provided	(754)	(734)	(2,309)	(2,565)
Warranty expense	692	997	1,867	2,838
Foreign currency translation	(88)	93	(88)	32
Balance, end of period	$4,796	$5,403	$4,796	$5,403
5. Income Taxes
The benefit from income taxes for 2014 and 2013 is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country by country basis, adjusted for changes in valuation allowances relating to the Company’s net operating loss and capital loss carryforwards and changes in tax uncertainties. The effective rates for the three month periods ended September 26, 2014 and September 27, 2013 were a benefit of 2.2% and 411.8%, respectively.
The effective rate for the three months ended September 26, 2014 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations compared to the U.S. federal rates, and recognition of valuation allowances related to net losses in the UK and in U.S. federal and state jurisdictions.
The effective rate for the three months ended September 27, 2013 differed from the U.S. statutory rate primarily due to the reversal of an uncertain tax position as a result of the expiration of statute of limitations. During the three months ended September 27, 2013, the statute of limitations expired for an uncertain tax position taken in a prior year. As a result, the Company recognized $9.0 million in previously unrecognized tax benefit and an additional $3.4 million related to the reversal of accrued interest and penalties associated with the position during the quarter. Other factors impacting the effective rate include state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, and recognition of valuation allowances related to current year losses in the UK and in U.S. federal and state jurisdictions.
The effective tax rates for the nine month periods ended September 26, 2014 and September 27, 2013 were a benefit of 2.2% and 48.5%, respectively.
The effective rate for the nine months ended September 26, 2014 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations compared to the U.S. federal rates, and recognition of valuation allowances related to net losses in the UK and in U.S. federal and state jurisdictions.
The effective rate for the nine months ended September 27, 2013 differed from the U.S. statutory rate due to the reversal of various uncertain tax positions, primarily relating to the expiration of certain statutes of limitations. During the nine months months ended September 27, 2013, the statute of limitations expired for an uncertain tax position taken in a prior year. As a result, the Company recognized $9.0 million in previously unrecognized tax benefit and an additional $3.4 million related to the reversal of accrued interest and penalties associated with the position. Other factors impacting the effective rate include state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, and valuation allowances related to current year losses in the UK and in U.S. federal and state jurisdictions.

6. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income (loss) by component for the nine month period ended September 26, 2014 were as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Total
	(in thousands)
Balance, beginning of period	$19,281	$(8,360)	$10,921
Other comprehensive (loss) income before reclassifications	(250)	—	(250)
Amounts reclassified from accumulated other comprehensive income (loss)	—	62	62
Net other comprehensive (loss) income	(250)	62	(188)
Balance, end of period	$19,031	$(8,298)	$10,733
Amounts reclassified from the defined benefit pension plan adjustments component of accumulated other comprehensive income (loss) were recorded in selling and general expenses within the condensed consolidated statement of operations. There were no net tax effects related to the reclassification as a result of the full valuation allowances in the U.S. and UK in the current year. The accumulated tax effect related to the defined benefit pension plan adjustments component of accumulated other comprehensive income (loss) was a provision of $0.3 million as of September 26, 2014 and December 31, 2013. There are no tax impacts related to the foreign currency translation adjustment component of accumulated other comprehensive income (loss) as the earnings of subsidiaries are considered to be permanently invested.
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

	Three months ended				Nine months ended
	September 26, 2014		September 27, 2013		September 26, 2014		September 27, 2013
	U.S. Plan	UK Plan	U.S. Plan	UK Plan	U.S. Plan	UK Plan	U.S. Plan	UK Plan
	(in thousands)
Service cost	$14	$—	$16	$—	$42	$—	$48	$—
Interest cost	141	559	130	527	421	1,673	390	1,582
Expected return on assets	(185)	(472)	(156)	(411)	(557)	(1,412)	(468)	(1,233)
Recognized actuarial net loss	3	18	73	8	7	55	217	29
Total defined benefit net periodic pension cost	(27)	105	63	124	(87)	316	187	378
Multiemployer benefit expense	324	—	313	—	893	—	860	—
Net periodic pension cost	$297	$105	$376	$124	$806	$316	$1,047	$378

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
The Company has entered into forward contracts to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price to mitigate uncertainty and volatility, and to cover underlying exposures to certain payments in currencies other than the functional currency. The Company has not designated these contracts for hedge accounting treatment and, therefore, the gains and losses on these contracts are recorded in other income (loss), net in the condensed consolidated statement of operations. For the three months ended September 26, 2014 and September 27, 2013, the Company recognized gains of $0.7 million and losses of $0.3 million, respectively, related to these forward contracts. For the nine months ended September 26, 2014 and September 27, 2013, the Company recognized gains of $0.7 million and losses of $0.2 million, respectively, related to these forward contracts.
Derivatives are carried at fair value in the condensed consolidated balance sheet in the line item other current assets or accrued liabilities, as applicable. As of September 26, 2014 and December 31, 2013, the fair value of outstanding derivatives totaled assets of $0.5 million and liabilities of $0.2 million, respectively. The fair value of foreign exchange contracts is determined using quoted prices for similar contracts obtained from financial institutions and is classified as a Level 2 measurement in the fair value hierarchy.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the U.S. Generally, adjustments made to record assets at fair value on a nonrecurring basis are the result of impairment charges.
The Company did not record any impairment charges related to assets measured at fair value on a nonrecurring basis during the three or nine months ended September 26, 2014. During the first quarter of 2013, the Company recorded losses of approximately $1.6 million in other operating charges related to the reclassification of land and buildings to assets held for sale. These losses, incurred as part of the Company's restructuring activities in the European Engineered Products segment, represented the difference between the carrying value prior to the reclassification and the fair value. The fair value was determined based on the selling price less costs incurred to sell and was classified as Level 1 in the fair value hierarchy. The assets were sold during the second quarter of 2013 and no additional losses were recorded from the sale of the assets.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses, and loans and notes payable approximate their fair values because of the relatively short-term maturities of these instruments.
The fair value of our long-term debt is estimated using Level 2 inputs based on dealer quoted prices for our debt instruments based on recent transactions obtained from various sources. As of September 26, 2014, the carrying amount and fair value of our Senior Secured Notes, were $375.0 million and $363.8 million, respectively. As of December 31, 2013, the carrying amount and fair value of our Senior Secured Notes, were $375.0 million and $375.0 million, respectively.

9. Other Operating Charges
Other operating charges incurred by operating segment were as follows:

	Three months ended		Nine months ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
	(in thousands)
U.S. Residential Products	$83	$57	$591	$214
U.S. Commercial Products	177	69	646	364
European Roll Coated Aluminum	26	305	26	495
European Engineered Products	148	995	1,218	4,039
Other non-allocated	617	29	1,876	243
Total other operating charges	$1,051	$1,455	$4,357	$5,355
Other operating charges are comprised of restructuring initiatives, facility closures, and other operational initiatives. In the second quarter of 2014, after an ongoing review of its North American operations, the Company took steps to rationalize its workforce and to invest in select value-creating officer roles. These actions led to the elimination of certain non-essential salaried positions in the Company's North America business segments and at its Corporate Headquarters in Norcross, GA. The Company believes the elimination of certain non-essential salaried positions in the Company's North American business will result in a more competitive platform that provides both meaningful operational and cost benefits. Total severance and related costs incurred in the nine months ended September 26, 2014 related to the work force rationalization totaled approximately $1.0 million and are recorded within other operating charges in the Company’s condensed consolidated statement of operations. Total severance on a segment basis is disclosed in the following paragraphs.
For the three months ended September 26, 2014, other operating charges of $1.1 million were primarily comprised of severance costs and legal and professional fees. Other non-allocated charges of $0.6 million were primarily related to professional fees for consulting services during the executive transition period. The remaining $0.5 million was related to severance and relocation costs for various organizational initiatives in the U.S. and Europe to reduce operating costs and improve efficiencies.
For the three months ended September 27, 2013, other operating charges of $1.5 million were primarily comprised of ongoing restructuring and relocation initiatives in the European Engineered Products segment including approximately $0.8 million of severance and relocation costs associated with the relocation from multiple plant facilities in the UK into one operating location and $0.2 million of severance costs for various social programs in France. The remaining $0.5 million of other operating costs in the third quarter of 2013 were comprised primarily of severance and relocation costs related to various organizational initiatives in the European Roll Coated Aluminum segment and in the U.S. to reduce operating costs and improve efficiencies.
For the nine months ended September 26, 2014, other operating charges of $4.4 million were primarily comprised of severance costs and legal and professional fees. Other non-allocated charges of $1.9 million were made up of severance and professional fees for consulting services during the executive transition period. Ongoing restructuring initiatives in the European Engineered Products segment totaled $1.3 million, including approximately $0.8 million of severance costs for various social programs in France and $0.5 million of severance in the UK. The remaining other operating charges in the first nine months of 2014 were comprised of $1.2 million in severance and relocation costs in the U.S. primarily related to the workforce rationalization and organizational initiatives to reduce operating costs and improve efficiencies. Total costs related to the workforce rationalization for the nine months ended September 26, 2014 include $0.4 million in the Residential Products segment, $0.4 million in the Commercial Products segment, and $0.2 million in other non-allocated charges for corporate employees.

For the nine months ended September 27, 2013, other operating charges of $5.4 million were primarily comprised of restructuring and relocation initiatives in the European Engineered Products segment, including a $1.6 million loss related to the sale of land and buildings, $2.0 million of severance, relocation, and other restructuring charges related to the relocation from multiple plant facilities in the UK into one operating location, and $0.5 million of severance costs for various social programs in France. The remaining other operating charges in the first nine months of 2013 were comprised of $1.3 million in severance and relocation costs in both the U.S. and Europe related to various organizational initiatives to reduce operating costs and improve efficiencies.
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

The following table presents information about reported segments for the three months ended September 26, 2014:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
Three months ended September 26, 2014	(in thousands)
Net sales:
Third party	$94,126	$85,633	$44,710	$15,473	$—	$—	$239,942
Intersegment	218	40	176	—	—	(434)	—
Total net sales	$94,344	$85,673	$44,886	$15,473	$—	$(434)	$239,942
Income (loss) from operations	$9,660	$2,213	$1,979	$325	$(3,001)	$—	$11,176
Depreciation and amortization	$2,790	$2,707	$2,299	$398	$(52)	$—	$8,142
Capital expenditures	$301	$641	$415	$248	$667	$—	$2,272
The following table presents information about reported segments for the three months ended September 27, 2013:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
Three months ended September 27, 2013	(in thousands)
Net sales:
Third party	$87,518	$80,717	$45,660	$13,940	$—	$—	$227,835
Intersegment	188	58	87	—	—	(333)	—
Total net sales	$87,706	$80,775	$45,747	$13,940	$—	$(333)	$227,835
Income (loss) from operations	$9,281	$2,251	$1,782	$(1,612)	$(3,015)	$—	$8,687
Depreciation and amortization	$2,891	$2,628	$2,435	$401	$159	$—	$8,514
Capital expenditures	$873	$361	$717	$180	$266	$—	$2,397
The following table presents information about reported segments for the nine months ended September 26, 2014:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
Nine months ended September 26, 2014	(in thousands)
Net sales:
Third party	$230,235	$216,699	$146,258	$49,644	$—	$—	$642,836
Intersegment	614	100	472	—	—	(1,186)	—
Total net sales	$230,849	$216,799	$146,730	$49,644	$—	$(1,186)	$642,836
Income (loss) from operations	$17,938	$(1,003)	$9,297	$(619)	$(9,316)	$—	$16,297
Depreciation and amortization	$8,246	$7,564	$7,010	$1,261	$514	$—	$24,595
Capital expenditures	$961	$1,344	$1,220	$730	$978	$—	$5,233
The following table presents information about reported segments for the nine months ended September 27, 2013:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
Nine months ended September 27, 2013	(in thousands)
Net sales:
Third party	$226,203	$209,217	$145,238	$49,583	$—	$—	$630,241
Intersegment	522	356	192	—	—	(1,070)	—
Total net sales	$226,725	$209,573	$145,430	$49,583	$—	$(1,070)	$630,241
Income (loss) from operations	$18,857	$(1,830)	$7,422	$(5,144)	$(8,166)	$—	$11,139
Depreciation and amortization	$8,721	$7,866	$7,149	$1,397	$424	$—	$25,557
Capital expenditures	$2,076	$1,367	$2,527	$396	$989	$—	$7,355
It is impractical for the Company to provide revenues from external customers by groups of similar products. Accordingly, the following table reflects revenues from external customers by markets for the periods indicated:

		Three months ended		Nine months ended
Customers/Markets	Primary Products	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
		(in thousands)
Home Improvement Retailers	Rain carrying systems, metal panels, roofing accessories, windows, doors and shower enclosures	$54,934	$57,449	$135,000	$145,995
Rural Contractors	Steel and aluminum roofing and siding	46,974	44,029	103,001	97,932
Original Equipment Manufacturers (“OEMs”)	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; windows and roofing; and composite building panels	46,033	45,474	158,330	149,791
Industrial and Architectural Contractors	Metal panels and siding and roofing accessories	38,168	37,926	110,410	112,721
Distributors	Metal coils, rain carrying systems and roofing accessories	31,043	25,096	73,296	67,121
Home Improvement Contractors	Vinyl replacement windows; metal coils, rain carrying systems; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings	13,918	11,546	37,275	31,971
Manufactured Housing	Steel siding and trim components	8,872	6,315	25,524	24,710
		$239,942	$227,835	$642,836	$630,241

11. Supplemental Guarantor Condensed Financial Information
On March 18, 2011, Euramax Holdings (presented as Parent in the following schedules), through its 100% owned subsidiary, Euramax International (presented as Issuer in the following schedules), issued the Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Euramax Holdings, Euramax International, and Amerimax Richmond Company, a 100% owned domestic subsidiary of Euramax International. No other subsidiaries of Euramax International, whether direct or indirect, guarantee the Notes (the "Non-Guarantor Subsidiaries").
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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
SEPTEMBER 26, 2014
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$907	$2,328	$—	$3,235
Accounts receivable, less allowance for doubtful accounts	—	69,856	41,311	—	111,167
Inventories, net	—	92,459	27,719	—	120,178
Income taxes receivable	—	542	—	—	542
Deferred income taxes	—	556	19	—	575
Other current assets	—	5,603	2,517	—	8,120
Total current assets	—	169,923	73,894	—	243,817
Property, plant and equipment, net	—	55,054	61,297	—	116,351
Amounts due from affiliates	—	207,556	18,594	(226,150)	—
Goodwill	—	81,359	113,983	—	195,342
Customer relationships, net	—	18,776	11,166	—	29,942
Other intangible assets, net	—	6,599	—	—	6,599
Investment in consolidated subsidiaries	(141,507)	(2,243)	—	143,750	—
Deferred income taxes	—	—	419	—	419
Other assets	—	2,765	3,699	—	6,464
Total assets	$(141,507)	$539,789	$283,052	$(82,400)	$598,934
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$71,145	$23,541	$—	$94,686
Accrued expenses and other current liabilities	41	19,289	11,228	—	30,558
Accrued interest payable	—	21,736	34	—	21,770
Current portion of long-term debt	—	—	8,253	—	8,253
Deferred income taxes	—	—	559	—	559
Total current liabilities	41	112,170	43,615	—	155,826
Long-term debt	—	540,812	—	—	540,812
Amounts due to affiliates	5,625	11,403	209,122	(226,150)	—
Deferred income taxes	—	10,450	7,709	—	18,159
Other liabilities	—	6,461	24,849	—	31,310
Total liabilities	5,666	681,296	285,295	(226,150)	746,107
Shareholders’ (deficit) equity:
Common stock	195	—	21	(21)	195
Additional paid-in capital	724,443	661,550	199,452	(861,002)	724,443
Accumulated loss	(882,544)	(813,790)	(214,697)	1,028,487	(882,544)
Accumulated other comprehensive income	10,733	10,733	12,981	(23,714)	10,733
Total shareholders’ (deficit) equity	(147,173)	(141,507)	(2,243)	143,750	(147,173)
Total liabilities and shareholders’ (deficit) equity	$(141,507)	$539,789	$283,052	$(82,400)	$598,934

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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 26, 2014
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net sales	$—	$177,682	$64,674	$(2,414)	$239,942
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	—	150,361	54,213	(2,414)	202,160
Selling and general (excluding depreciation and amortization)	102	11,722	5,589	—	17,413
Depreciation and amortization	—	5,406	2,736	—	8,142
Other operating charges	—	795	256	—	1,051
Income (loss) from operations	(102)	9,398	1,880	—	11,176
Equity in earnings (losses) of subsidiaries	(16,304)	(1,471)	—	17,775	—
Interest expense	—	(13,571)	(324)	—	(13,895)
Intercompany income (loss), net	—	4,486	(4,486)	—	—
Other (loss) income, net	—	(15,023)	967	—	(14,056)
Loss before income taxes	(16,406)	(16,181)	(1,963)	17,775	(16,775)
(Benefit from) provision for income taxes	—	123	(492)	—	(369)
Net loss	$(16,406)	$(16,304)	$(1,471)	$17,775	$(16,406)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 26, 2014
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net loss	$(16,406)	$(16,304)	$(1,471)	$17,775	$(16,406)
Other comprehensive income:
Foreign currency translation adjustment	204	204	204	(408)	204
Defined benefit pension plan adjustments, net of tax	21	21	18	(39)	21
Total comprehensive loss	$(16,181)	$(16,079)	$(1,249)	$17,328	$(16,181)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 27, 2013
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net sales	$—	$165,866	$64,365	$(2,396)	$227,835
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	—	137,171	54,017	(2,396)	188,792
Selling and general (excluding depreciation and amortization)	325	13,686	6,376	—	20,387
Depreciation and amortization	—	5,579	2,935	—	8,514
Other operating charges	—	155	1,300	—	1,455
Income (loss) from operations	(325)	9,275	(263)	—	8,687
Equity in earnings (losses) of subsidiaries	16,584	(4,171)	—	(12,413)	—
Interest expense	—	(13,528)	(277)	—	(13,805)
Intercompany income (loss), net	—	4,478	(4,478)	—	—
Other income (loss), net	—	8,313	(18)	—	8,295
Income (loss) before income taxes	16,259	4,367	(5,036)	(12,413)	3,177
Benefit from income taxes	—	(12,217)	(865)	—	(13,082)
Net income (loss)	$16,259	$16,584	$(4,171)	$(12,413)	$16,259

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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 26, 2014
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net sales	$—	$441,341	$207,434	$(5,939)	$642,836
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	—	376,504	171,643	(5,939)	542,208
Selling and general (excluding depreciation and amortization)	322	36,200	18,857	—	55,379
Depreciation and amortization	—	16,198	8,397	—	24,595
Other operating charges	—	3,031	1,326	—	4,357
Income (loss) from operations	(322)	9,408	7,211	—	16,297
Equity in earnings (losses) of subsidiaries	(38,472)	(4,455)	—	42,927	—
Interest expense	—	(40,520)	(1,054)	—	(41,574)
Intercompany income (loss), net	—	13,825	(13,825)	—	—
Other (loss) income, net	—	(15,876)	1,500	—	(14,376)
Loss before income taxes	(38,794)	(37,618)	(6,168)	42,927	(39,653)
(Benefit from) provision for income taxes	—	854	(1,713)	—	(859)
Net loss	$(38,794)	$(38,472)	$(4,455)	$42,927	$(38,794)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 26, 2014
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net loss	$(38,794)	$(38,472)	$(4,455)	$42,927	$(38,794)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(250)	(250)	(250)	500	(250)
Defined benefit pension plan adjustments, net of tax	62	62	55	(117)	62
Total comprehensive loss	$(38,982)	$(38,660)	$(4,650)	$43,310	$(38,982)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2013
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net sales	$—	$429,300	$206,908	$(5,967)	$630,241
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	—	361,266	173,124	(5,967)	528,423
Selling and general (excluding depreciation and amortization)	513	40,416	18,838	—	59,767
Depreciation and amortization	—	16,712	8,845	—	25,557
Other operating charges	—	821	4,534	—	5,355
Income (loss) from operations	(513)	10,085	1,567	—	11,139
Equity in earnings (losses) of subsidiaries	(12,900)	(11,619)	—	24,519	—
Interest expense	—	(40,384)	(873)	—	(41,257)
Intercompany income (loss), net	—	13,158	(13,158)	—	—
Other income (loss), net	—	4,891	(830)	—	4,061
Loss before income taxes	(13,413)	(23,869)	(13,294)	24,519	(26,057)
Benefit from income taxes	—	(10,969)	(1,675)	—	(12,644)
Net loss	$(13,413)	$(12,900)	$(11,619)	$24,519	$(13,413)

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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 26, 2014
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net cash used in operating activities	$—	$(8,172)	$(6,143)	$—	$(14,315)
Cash flows from investing activities:
Proceeds from sale of assets	—	776	1	—	777
Capital expenditures	—	(3,239)	(1,994)	—	(5,233)
Due from (to) affiliates	—	4,949	—	(4,949)	—
Net cash (used in) provided by investing activities	—	2,486	(1,993)	(4,949)	(4,456)
Cash flows from financing activities:
Net borrowings on Dutch Revolving Credit Facility	—	—	8,253	—	8,253
Net borrowings on ABL Credit Facility	—	4,981	—	—	4,981
Change in cash overdrafts	—	—	215	—	215
Debt issuance costs	—	(88)	—	—	(88)
Due (to) from affiliates	—	—	(4,949)	4,949	—
Net cash provided by financing activities	—	4,893	3,519	4,949	13,361
Effect of exchange rate changes on cash	—	—	(332)	—	(332)
Net decrease in cash and cash equivalents	—	(793)	(4,949)	—	(5,742)
Cash and cash equivalents at beginning of period	—	1,700	7,277	—	8,977
Cash and cash equivalents at end of period	$—	$907	$2,328	$—	$3,235

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2013
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net cash used in operating activities	$—	$(10,148)	$(6,588)	$—	$(16,736)
Cash flows from investing activities:
Proceeds from sale of assets	—	266	2,022	—	2,288
Capital expenditures	—	(4,379)	(2,976)	—	(7,355)
Due from (to) affiliates	—	—	2,209	(2,209)	—
Net cash (used in) provided by investing activities	—	(4,113)	1,255	(2,209)	(5,067)
Cash flows from financing activities:
Net borrowings on ABL Credit Facility	—	19,514	—	—	19,514
Net borrowings on Dutch Revolving Credit Facility	—	—	1,836	—	1,836
Debt issuance costs	—	(175)	—	—	(175)
Due (to) from affiliates	—	(2,209)	—	2,209	—
Net cash provided by financing activities	—	17,130	1,836	2,209	21,175
Effect of exchange rate changes on cash	—	—	64	—	64
Net (decrease) increase in cash and cash equivalents	—	2,869	(3,433)	—	(564)
Cash and cash equivalents at beginning of period	—	1,574	8,450	—	10,024
Cash and cash equivalents at end of period	$—	$4,443	$5,017	$—	$9,460

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
Our customers are located predominantly throughout North America and Europe and include distributors, contractors and home improvement retailers, as well as RV, transportation and other original equipment manufacturers, or OEMs. We have extensive in-house manufacturing and distribution capabilities for our more than 10,000 unique products and operate through a network consisting of 35 facilities, including 29 located in the United States, one in Canada and five located in Europe. We have over 50 years of experience manufacturing building products and RV exterior components, including our time as a division of our former parent, Alumax Inc., or Alumax, a fully integrated aluminum producer acquired by Alcoa Inc. in 1998. We have operated as an independent company since 1996 when our division was acquired in a management-led buyout.
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
Three months ended September 26, 2014 Compared to the Three months ended September 27, 2013.
The following table sets forth net sales and income (loss) from operations data by segment for the three months ended September 26, 2014 and September 27, 2013:

	Net Sales			Income (Loss) from Operations
	Three Months Ended			Three Months Ended
	September 26, 2014	September 27, 2013	Increase (Decrease)	September 26, 2014	September 27, 2013	Increase (Decrease)
	(in millions)
U.S. Residential Products	$94.1	$87.5	7.5%	$9.7	$9.3	4.3%
U.S. Commercial Products	85.6	80.7	6.1%	2.2	2.3	(4.3)%
European Roll Coated Aluminum	44.7	45.7	(2.2)%	2.0	1.8	11.1%
European Engineered Products	15.5	13.9	11.5%	0.3	(1.6)	118.8%
Other Non-Allocated	—	—	—	(3.0)	(3.1)	3.2%
Totals	$239.9	$227.8	5.3%	$11.2	$8.7	28.7%
Net Sales. Net sales include revenue recognized from the sales of our products less provisions for returns, allowances, rebates and discounts. Our net sales increased $12.1 million, or 5.3%, to $239.9 million in the third quarter of 2014 compared to $227.8 million in the third quarter of 2013. Net sales growth for the third quarter of 2014 was primarily driven by our U.S. Residential and Commercial Products segments. Foreign currency translation also resulted in an approximate $1.4 million increase in net sales during the quarter primarily as a result of the strengthening of the British pound sterling and the euro against the U.S. dollar.
Total net sales for our U.S. segments increased $11.5 million, or 6.8%, to $179.7 million in the third quarter of 2014 compared to $168.2 million in the third quarter of 2013.
Net sales of our U.S. Residential Products segment increased $6.6 million, or 7.5%, to $94.1 million in the third quarter of 2014 compared to $87.5 million in the third quarter of 2013. Demand for our roof drainage and roofing accessory products in the distribution market improved during the third quarter of 2014 compared to the third quarter of 2013. Demand from contractors for our vinyl window and patio offerings also increased during the third quarter of 2014. These improvements were partially offset by a decline in home center demand during the third quarter of 2014 compared to the third quarter of 2013.
Net sales of our U.S. Commercial Products segment increased $4.9 million, or 6.1%, to $85.6 million in the third quarter of 2014 compared to $80.7 million in the third quarter of 2013. Higher net sales resulted primarily from an increase in demand in the post frame construction market and higher demand from OEMs in the RV and transportation markets compared to the third quarter of 2013. These increases were partially offset by a decline in demand from OEMs for specialty coated aluminum coils and in architectural projects over the prior year quarter.
Total net sales for our European segments increased $0.6 million, or 1.0%, to $60.2 million in the third quarter of 2014 compared to $59.6 million in the third quarter of 2013. Foreign currency translation resulted in an approximate $1.4 million increase in net sales during the quarter primarily as a result of the strengthening of the British pound sterling and euro against the U.S. dollar.

Net sales of our European Roll Coated Aluminum segment declined $1.0 million, or 2.2%, to $44.7 million in the third quarter of 2014 compared to $45.7 million in the third quarter of 2013. Foreign currency translation resulted in higher net sales of approximately $0.8 million compared to the third quarter of 2013 primarily as a result of the strengthening of the British pound sterling and euro against the U.S. dollar. Excluding the impact of foreign currency, sales declined $1.8 million primarily due to lower demand from OEMs in the transportation market partially offset by improvement in demand for specialty coated coil and panels used in architectural and industrial projects. Demand in this segment has been negatively impacted by continuing economic uncertainty and reduced consumer confidence.
Net sales of our European Engineered Products segment increased $1.6 million, or 11.5%, to $15.5 million in the third quarter of 2014 compared to $13.9 million in the third quarter of 2013. Strengthening of foreign currencies, primarily the British pound sterling and euro against the U.S. dollar, resulted in higher net sales of approximately $0.6 million compared to the third quarter of 2013. Excluding the impact of foreign currency, sales increased $1.0 million. This increase is primarily due to higher demand for factory built holiday homes in the UK in the third quarter of 2014.
Cost of Goods Sold. Cost of goods sold includes the cost of raw materials, manufacturing labor, packaging, utilities, freight, maintenance and other elements of manufacturing overhead. Cost of goods sold increased $13.4 million, or 7.1%, to $202.2 million in the third quarter of 2014 compared to $188.8 million in the third quarter of 2013. Foreign currency translation resulted in higher cost of goods sold of approximately $1.2 million as a result of the strengthening of the euro and British pound sterling against the U.S. dollar. Excluding the impact of foreign currency, cost of goods sold increased $12.2 million. The increase in cost of goods sold is primarily related to volume increases and higher raw material costs in our North America segments.
Selling and General. Selling and general expenses include salaries, benefits, incentive compensation, insurance, travel and entertainment and other administrative costs. Selling and general expenses declined $3.0 million, or 14.7%, to $17.4 million in the third quarter of 2014 compared to $20.4 million in the third quarter of 2013. Foreign currency translation resulted in higher selling and general costs of approximately $0.2 million as a result of the strengthening of the euro and British pound sterling against the U.S. dollar. Excluding the impact of foreign exchange, selling and general expenses declined $3.2 million. This decrease is primarily due to ongoing organizational initiatives to improve efficiency and streamline operations in both North America and Europe. Additionally, stock compensation expense declined $0.6 million due to the full vesting of the Company's 2009 restricted stock grant.
Depreciation and Amortization. Depreciation and amortization declined $0.4 million, or 4.7%, to $8.1 million in the third quarter of 2014 compared to $8.5 million in the third quarter of 2013.
Other Operating Charges. Other operating charges are comprised of restructuring initiatives, facility closures, and other operational initiatives. Other operating charges of $1.1 million in the third quarter of 2014 declined $0.4 million compared to $1.5 million in the third quarter of 2013.
In the third quarter of 2014, other operating charges of $1.1 million were primarily comprised of severance costs and legal and professional fees. Other non-allocated charges of $0.6 million were primarily related to professional fees for consulting services during the executive transition period. The remaining $0.5 million related to severance and relocation costs for various organizational initiatives in the U.S. and Europe to reduce operating costs and improve efficiencies.
In the third quarter of 2013, other operating charges of approximately $1.5 million were primarily comprised of ongoing restructuring and relocation initiatives in the European Engineered Products segment, including approximately $0.8 million of severance and relocation costs associated with the relocation from multiple plant facilities in the UK into one operating location and $0.2 million of severance costs for various social programs in France. The remaining $0.5 million of other operating charges were comprised primarily of severance and relocation costs related to various organizational initiatives in our European Roll Coated Aluminum segment and in the U.S. to reduce operating costs and improve efficiencies.
Income (Loss) from Operations. As a result of the aforementioned items, our income from operations increased $2.5 million, to $11.2 million in the third quarter of 2014 compared to $8.7 million for the third quarter of 2013.
Income from operations of our U.S. Residential Products segment increased $0.4 million to $9.7 million for the third quarter of 2014 compared to $9.3 million for the third quarter of 2013. This increase is primarily related to higher sales and lower selling and general expenses as a result of the operational initiatives undertaken in North America.

Income from operations of our U.S. Commercial Products segment declined $0.1 million to $2.2 million for the third quarter of 2014 compared to $2.3 million in the third quarter of 2013. Excluding the impact of other operating charges, which increased $0.1 million, income from operations remained flat compared to the third quarter of 2013. Higher cost of goods sold as a result of increased raw material costs were generally offset by cost savings as a result of operational initiatives undertaken in North America.
Income from operations of our European Roll Coated Aluminum segment increased $0.2 million to $2.0 million in the third quarter of 2014 compared to $1.8 million in the third quarter of 2013. The improvement in income from operations was primarily the result of the $0.3 million reduction in other operating charges and impact of cost saving initiatives, which offset the overall decline in sales volume quarter over quarter.
Income (loss) from operations of our European Engineered Products segment improved $1.9 million to income of $0.3 million for the third quarter of 2014 compared to a loss of $1.6 million in the third quarter of 2013. This improvement was primarily due to a $0.9 million decline in other operating charges which totaled $0.1 million in the current quarter related to relocation and severance costs compared to approximately $1.0 million of other operating charges in the third quarter of 2013. Excluding the impact of these other operating charges, loss from operations improved $1.0 million. This improvement is due to the increase in sales volume, as well as the successful organizational initiatives initiated in 2013 to combine multiple plant facilities and reduce operating costs in the UK.
Interest Expense. Interest expense for the third quarter of 2014 and for the third quarter of 2013 totaled approximately $13.9 million and $13.8 million, respectively. Interest expense is primarily comprised of interest on our Senior Secured Notes, Senior Unsecured Loan Facility, ABL Credit Facility, and Dutch Revolving Credit Facility.
Other Income (Loss), Net. Other income (loss), net includes translation gains and losses on intercompany obligations, gains and losses on asset disposals, interest income and other income or expense items of a non-operating nature.
Other loss, net in the third quarter of 2014 of $14.1 million consisted primarily of translation losses on intercompany obligations due to the weakening of the euro compared to the U.S. dollar totaling $14.8 million, which were offset by gains of approximately $0.7 million on forward foreign currency contracts.
Other income, net in the third quarter of 2013 of $8.3 million consisted primarily of translation gains on intercompany obligations due to the strengthening of the euro compared to the U.S. dollar totaling $8.9 million, which were offset by losses of approximately $0.3 million on forward foreign currency contracts and $0.2 million in various legal settlements.
Benefit from Income Taxes. We reported an income tax benefit of $0.4 million for the third quarter of 2014 compared to a benefit of $13.1 million for the third quarter of 2013. Benefit from income taxes during the third quarter of 2013 included income of approximately $12.4 million related to the reversal of a reserve for an uncertain tax position taken in a prior period as a result of the expiration of the statute of limitations. The income recognized in the quarter included recognition of approximately $9.0 million in previously unrecognized tax benefits and an additional $3.4 million related to the reversal of accrued interest and penalties associated with the position. Our effective tax rates were a benefit of 2.2% and 411.8% for the three months ended September 26, 2014 and September 27, 2013, respectively.
The effective rate for the third quarter of 2014 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations compared to the U.S. federal rates, and recognition of valuation allowances related to net losses in the UK and in U.S. federal and state jurisdictions.
The effective rate for the third quarter of 2013 differed from the U.S. statutory rate primarily due to the reversal of an uncertain tax position in the U.S. as a result of the expiration of the statute of limitations. Other factors impacting the effective rate include lower tax rates of our foreign operations as compared to the U.S. federal rates, and recognition of valuation allowances related to net losses in the UK and for U.S. federal and state net operating losses.
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

Net Income (Loss). Our net loss was $16.4 million for the third quarter of 2014 compared to net income of $16.3 million for the third quarter of 2013. Net income (loss) was negatively impacted by non-cash losses totaling $14.1 million as a result of foreign currency fluctuations compared to income of $8.3 million in Q3 2013. Additionally, in the third quarter of 2013, we recognized an income tax benefit of $13.1 million related to the reversal of a reserve for an uncertain tax position. The negative impact of these non-operating items was offset by the overall improvement in income from operations compared to the third quarter of 2013.
Nine months ended September 26, 2014 Compared to the Nine months ended September 27, 2013.
The following table sets forth net sales and income (loss) from operations data by segment for the nine months ended September 26, 2014 and September 27, 2013:

	Net Sales			Income (Loss) from Operations
	Nine months ended			Nine months ended
	September 26, 2014	September 27, 2013	Increase (Decrease)	September 26, 2014	September 27, 2013	Increase (Decrease)
	(in millions)
U.S. Residential Products	$230.2	$226.2	1.8%	$17.9	$18.9	(5.3)%
U.S. Commercial Products	216.7	209.2	3.6%	(1.0)	(1.8)	44.4%
European Roll Coated Aluminum	146.3	145.2	0.8%	9.3	7.4	25.7%
European Engineered Products	49.6	49.6	—%	(0.6)	(5.1)	88.2%
Other Non-Allocated	—	—	—%	(9.3)	(8.3)	(12.0)%
Totals	$642.8	$630.2	2.0%	$16.3	$11.1	46.8%
Net Sales. Net sales include revenue recognized from the sales of our products less provisions for returns, allowances, rebates and discounts. Our net sales increased $12.6 million, or 2.0%, to $642.8 million in the first nine months of 2014 compared to $630.2 million in the first nine months of 2013. Foreign currency translation resulted in an approximate $8.4 million increase in net sales during the first nine months of 2014 primarily as a result of the strengthening of the euro and British pound sterling against the U.S. dollar. Excluding the impact of foreign exchange, net sales increased $4.2 million.
Total net sales for our U.S. segments increased $11.5 million, or 2.6%, to $446.9 million in the first nine months of 2014 compared to $435.4 million in the first nine months of 2013.
Net sales of our U.S. Residential Products segment increased $4.0 million, or 1.8%, to $230.2 million in the first nine months of 2014 compared to $226.2 million in the first nine months of 2013. The increase in net sales was primarily the result of higher demand for our roof drainage and roofing accessory products in the distribution market and from contractors for our vinyl window and patio offerings. These increases were partially offset by declines in our home center market during the first nine months of 2014 compared to 2013.
Net sales of our U.S. Commercial Products segment increased $7.5 million, or 3.6%, to $216.7 million in the first nine months of 2014 compared to $209.2 million in the first nine months of 2013. Higher net sales resulted from higher demand in the post frame construction markets and from OEMs in both the RV and transportation markets. Net sales increases were offset by a decline in demand in the architectural construction markets.
Total net sales for our European segments increased $1.1 million, or 0.6%, to $195.9 million in the first nine months of 2014 compared to $194.8 million in the first nine months of 2013. Foreign currency translation resulted in an approximate $8.4 million increase in net sales during the first nine months of 2014 as a result of the strengthening of the euro and British pound sterling against the U.S. dollar.

Net sales of our European Roll Coated Aluminum segment increased $1.1 million, or 0.8%, to $146.3 million in the first nine months of 2014 compared to $145.2 million in the first nine months of 2013. Foreign currency translation resulted in higher net sales of approximately $5.8 million compared to the prior year period as a result of the strengthening of the euro and British pound sterling against the U.S. dollar. Excluding the impact of foreign currency, sales declined $4.7 million. Net sales declines resulted primarily from lower demand from OEMs in the transportation market and aluminum coils sold in the architectural and industrial markets. These losses were partially offset by ongoing business development initiatives in emerging markets.
Net sales of our European Engineered Products segment remained flat at $49.6 million in the first nine months of 2014 compared to $49.6 million in the first nine months of 2013. Strengthening of foreign currencies, primarily the euro and British pound sterling against the U.S. dollar, resulted in higher net sales of approximately $2.6 million compared to the first nine months of 2013. Excluding the impact of foreign currency, net sales declined $2.6 million. This decline is primarily due to lower demand in the industrial and architectural markets in the UK for the first nine months of 2014.
Cost of Goods Sold. Cost of goods sold includes the cost of raw materials, manufacturing labor, packaging, utilities, freight, maintenance and other elements of manufacturing overhead. Cost of goods sold increased $13.8 million, or 2.6%, to $542.2 million in the first nine months of 2014 compared to $528.4 million in the first nine months of 2013. Foreign currency translation resulted in higher cost of goods sold of approximately $7.1 million as a result of the strengthening of the euro against the U.S. dollar. Excluding the impact of foreign currency, cost of goods sold increased $6.7 million. The increase in cost of goods sold is primarily related to volume increases and higher raw material costs in our North America segments, partially offset by lower variable labor costs as a result of efficiency improvements and cost reducing initiatives across the Company.
Selling and General. Selling and general expenses include salaries, benefits, incentive compensation, insurance, travel and entertainment and other administrative costs. Selling and general expenses declined $4.4 million, or 7.4%, to $55.4 million in the first nine months of 2014 compared to $59.8 million in the first nine months of 2013. Foreign currency translation resulted in higher selling and general costs of approximately $0.9 million as a result of the strengthening of the euro and British pound sterling against the U.S. dollar. Excluding the impact of foreign exchange, selling and general expenses declined $5.3 million. The decrease is primarily due to organizational initiatives to improve efficiency and streamline operations across the Company and a decline in stock compensation expense due to the full vesting of the Company's 2009 restricted stock grant.
Depreciation and Amortization. Depreciation and amortization declined $1.0 million, or 3.9%, to $24.6 million in the first nine months of 2014 compared to $25.6 million in the first nine months of 2013.
Other Operating Charges. Other operating charges are comprised of restructuring initiatives, facility closures, and other operational initiatives. Other operating charges of $4.4 million in the first nine months of 2014 declined $1.0 million compared to $5.4 million in the first nine months of 2013. In the second quarter of 2014, after an ongoing review of its North American operations, the Company took steps to rationalize its workforce and to invest in select value-creating officer roles. These actions led to the elimination of certain non-essential salaried positions in the Company's North America business segments and at its Corporate Headquarters in Norcross, GA. The Company believes these steps will result in a more competitive platform that provides both meaningful operational and cost benefits.
In the first nine months of 2014, other operating charges of approximately $4.4 million were primarily comprised of severance costs and legal and professional fees. Other non-allocated charges of $1.9 million were made up of severance and professional fees for consulting services during the executive transition period. Ongoing restructuring initiatives in the European Engineered Products segment totaled $1.3 million, including approximately $0.8 million of severance costs for various social programs in France and $0.5 million of severance in the UK. The remaining other operating charges in the first nine months of 2014 were comprised of $1.2 million in severance and relocation costs in the U.S. primarily related to the workforce rationalization and organizational initiatives to reduce operating costs and improve efficiencies. Total costs related to the North America workforce rationalization include $0.4 million in the Residential Products segment, $0.4 million in the Commercial Products segment, and $0.2 million in other non-allocated charges for corporate employees.

In the first nine months of 2013, other operating charges of approximately $5.4 million were primarily comprised of restructuring and relocation initiatives in the European Engineered Products segment including a $1.6 million loss related to the sale of land and buildings and $2.0 million of severance, relocation, and other restructuring charges related to the relocation from multiple plant facilities in the UK into one operating location and $0.5 million of severance costs for various social programs in France. The remaining other operating charges in the first nine months of 2013 were comprised of $1.3 million in severance and relocation costs in both the U.S. and Europe related to various organizational initiatives to reduce operating costs and improve efficiencies.
Income (Loss) from Operations. As a result of the aforementioned items, our income from operations increased $5.2 million, to $16.3 million in the first nine months of 2014 compared to $11.1 million for the first nine months of 2013.
Income from operations of our U.S. Residential Products segment declined $1.0 million to $17.9 million for the first nine months of 2014 compared to $18.9 million for the first nine months of 2013. Excluding the increase in other operating charges of $0.4 million, income from operations declined $0.6 million. This decrease is primarily related to higher raw material costs and changes in product mix during the first nine months of 2014 compared to the first nine months of 2013. These declines were partially offset by organizational initiatives and higher selling prices during the third quarter of 2014.
Loss from operations of our U.S. Commercial Products segment improved $0.8 million to a loss of $1.0 million for the first nine months of 2014 compared to a loss of $1.8 million in the first nine months of 2013. Excluding the increase in other operating charges of $0.3 million, income from operations improved $1.1 million. This improvement is primarily the result of higher sales volumes compared to the first nine months of 2013 and operational initiatives during the third quarter of 2014.
Income from operations of our European Roll Coated Aluminum segment increased $1.9 million to $9.3 million in the first nine months of 2014 compared to $7.4 million in the first nine months of 2013. The improvement in operating income was primarily due to lower other operating charges of $0.5 million and higher gross margins as a result of higher net sales in the RV market combined with business development initiatives during the first nine months of 2014.
Loss from operations of our European Engineered Products segment improved $4.5 million to a loss of $0.6 million for the first nine months of 2014 compared to a loss of $5.1 million in the first nine months of 2013. This improvement was primarily due to a $2.8 million decline in other operating charges from approximately $4.0 million in the first nine months of 2013 compared to $1.2 million in the first nine months of 2014. Other operating charges in the first nine months of 2013 related primarily to the relocation and consolidation of multiple plant facilities into one location in the UK. Excluding the impact of other operating charges, loss from operations improved $1.7 million over the prior year despite flat net sales. This improvement in income from operations reflects organizational initiatives to streamline operations and improve efficiency and reflects a focus on customer and product profitability initiatives.
Interest Expense. Interest expense for the first nine months of 2014 and for the first nine months of 2013 totaled approximately $41.6 million and $41.3 million, respectively. Interest expense is primarily comprised of interest on our Senior Secured Notes, Senior Unsecured Loan Facility, ABL Credit Facility, and Dutch Revolving Credit Facility.
Other Income (Loss), Net. Other income (loss), net includes translation gains and losses on intercompany obligations, gains and losses on asset disposals, interest income and other income or expense items of a non-operating nature.
Other loss, net in the first nine months of 2014 of $14.4 million consisted primarily of translation losses on intercompany obligations due to the weakening of the euro compared to the U.S. dollar totaling $15.1 million, which were offset by gains on forward foreign currency contracts of $0.7 million.
Other income, net in the first nine months of 2013 of $4.1 million consisted primarily of translation gains on intercompany obligations due to the strengthening of the euro compared to the U.S. dollar totaling $4.1 million. Additionally, net gains of $0.2 million as a result of favorable legal settlements were offset by losses on forward foreign currency contracts of $0.2 million.

Benefit from Income Taxes. We reported an income tax benefit of $0.9 million for the first nine months of 2014 compared to a benefit of $12.6 million for the first nine months of 2013. Benefit from income taxes during the first nine months of 2013 included income of approximately $12.4 million related to the reversal of a reserve for an uncertain tax position taken in a prior period as a result of the expiration of the statute of limitations. The income recognized in the quarter included recognition of approximately $9.0 million in previously unrecognized tax benefits and an additional $3.4 million related to the reversal of accrued interest and penalties associated with the position. Our effective tax rates were a benefit of 2.2% and 48.5% for the nine months ended September 27, 2013.
The effective rate for the first nine months of 2014 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations compared to the U.S. federal rates, and recognition of valuation allowances related to net losses in the UK and in U.S. federal and state jurisdictions.
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
Net Loss. Our net loss was $38.8 million for the first nine months of 2014 compared to a net loss of $13.4 million for the first nine months of 2013. Net income (loss) was negatively impacted by non-cash losses totaling $14.4 million as a result of foreign currency fluctuations compared to income of $4.1 million in 2013. Additionally, in the third quarter of 2013, we recognized an income tax benefit of $13.1 million related to the reversal of a reserve for an uncertain tax position. The negative impact of these non-operating items was offset by the overall improvement in income from operations compared to the first nine months of 2013.
Liquidity and Capital Resources
Our principal sources of liquidity are from cash and cash equivalents, cash from operations and borrowings under our ABL Credit Facility and Dutch Revolving Credit Facility. As of September 26, 2014, we had cash and cash equivalents of $3.2 million. Net cash used in operating activities was $14.3 million for the nine months ended September 26, 2014 compared to net cash used in operating activities of $16.7 million for the nine months ended September 27, 2013. As of September 26, 2014, we had $41.7 million outstanding and availability of $28.3 million under our ABL Credit Facility and $8.3 million outstanding and availability of $10.8 million on our Dutch Revolving Credit Facility.
Our ability to make debt service payments, refinance our indebtedness, maintain capital assets and satisfy our other capital and commercial commitments will depend on our ability to generate cash flow in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors. While these factors are beyond our control, we frequently invest in sources of liquidity with the intent of improving our ability to generate future cash flow. Such investments have, and may in the future, include product development initiatives, restructuring and growth oriented capital expenditures, and business acquisitions. We believe our September 26, 2014 cash levels, together with our cash from operations and borrowings under our revolving credit facilities will be adequate to fund our cash requirements based on our current level of operations for at least the next twelve months.

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
Senior Unsecured Loan Facility
In March 2011, Euramax Holdings, Euramax International, and certain of its domestic subsidiaries entered into the Senior Unsecured Loan Facility with investment funds affiliated with Highland Capital Management, L.P. and Levine Leichtman Capital Partners, as lenders in the aggregate principal amount of $125.0 million. The indebtedness incurred under the Senior Unsecured Loan Facility was issued at 98% of par on March 18, 2011 and matures on October 1, 2016. The difference between the consideration received and the aggregate face amount of the Senior Unsecured Loan Facility ($0.9 million) is being amortized and recorded in interest expense using the effective interest rate method over the term. The Senior Unsecured Loan Facility bears interest at 12.25% per year in the event no election is made to pay interest in kind (PIK), and 14.25% (7.875% cash pay and 6.375% PIK) per annum in the event a PIK election is made. Euramax International may make a PIK election for up to six quarters during the term of the Senior Unsecured Loan Facility. The interest rate on outstanding borrowings at September 26, 2014 was 12.25%, as the Company has not made a PIK election. During the second quarter of 2014, Levine Leichtman Capital Partners assigned its holdings in the Senior Unsecured Loan Facility to Credit Suisse Loan Funding LLC.

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
ABL Credit Facility
On March 18, 2011, Euramax Holdings, Euramax International, and certain of its domestic subsidiaries entered into the ABL Credit Facility with various lenders, Regions Bank, as Collateral and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, and Regions Business Capital, as Sole Lead Arranger and Bookrunner. The ABL Credit Facility provides for revolving credit financing of up to $70 million, subject to a borrowing base, and matures on March 1, 2018. However, if the Agent has not received on or before December 31, 2015, evidence satisfactory to Agent that the scheduled maturity dates of the indebtedness arising under the Indenture and the Senior Unsecured Loan Facility, in each case, have been extended to a date that is 90 or more days following March 1, 2018, then the maturity date for the ABL Credit facility shall be January 1, 2016. In March 2014, Wells Fargo Capital Finance, LLC ceased to be Co-Collateral Agent and a Lender under the ABL Credit Facility.
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
Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus an applicable margin or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Regions Bank as its “prime rate” for commercial loans, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR plus 1.00%, plus an applicable margin. The applicable margin is dependent upon the type of borrowings Euramax International has made under the ABL Credit Facility. At September 26, 2014, the applicable margins are subject to Euramax International’s Average Excess Availability Percentage for the most recently ended fiscal quarter and range from 1.75% to 2.25% for LIBOR borrowings and 1.00% to 1.25% for Base Rate borrowings. The weighted average interest rate at September 26, 2014, including the applicable margin payable on outstanding borrowings under the ABL Credit Facility, was 2.41%. The ABL Credit Facility requires Euramax International to pay a commitment fee ranging from 0.375% to 0.5%, based on the unutilized commitments. Euramax International is also required to pay customary letter of credit fees, including, without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.
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
The provisions of the ABL Credit Facility only require Euramax International to meet the Minimum Consolidated Adjusted EBITDA or Minimum Fixed Charge Coverage Ratio under the ABL Credit Facility when excess availability is less than 12.5%. As of September 26, 2014, because excess availability under the ABL Credit Facility exceeded 12.5% of the borrowing base, Euramax International was not required to meet the Minimum Consolidated Adjusted EBITDA or Minimum Consolidated Fixed Charge Coverage Ratio under the ABL Credit Facility. The Company does not expect excess availability to fall below 12.5% on any testing date during the next twelve months.
Cash Flows
The following table summarizes our cash flows for the nine months ended September 26, 2014 and September 27, 2013:

	Nine months ended
	September 26, 2014	September 27, 2013
	(in thousands)
Net cash used in operating activities	$(14,315)	$(16,736)
Net cash used in investing activities	(4,456)	(5,067)
Net cash provided by financing activities	13,361	21,175
Effect of exchange rate changes on cash	(332)	64
Net decrease in cash and cash equivalents	$(5,742)	$(564)

Nine months ended September 26, 2014 Compared to the Nine months ended September 27, 2013.
Operating Activities. Cash used in operating activities in the first nine months of 2014 was approximately $14.3 million compared to cash used in operating activities of $16.7 million for the first nine months of 2013, an increase in cash flow of $2.4 million. Cash flow from operations included interest payments totaling $26.3 million and $26.4 million for the nine month periods ended September 26, 2014 and September 27, 2013, respectively. This improvement in operating cash flow is primarily related to the improvement in operating income during the first nine months of 2014 and as a result of working capital initiatives in 2014.
Investing Activities. Cash used in investing activities in the first nine months of 2014 was $4.5 million. Capital expenditures of $5.2 million were offset by proceeds from asset sales of approximately $0.8 million in the first nine months of 2014.
Cash used in investing activities in the first nine months of 2013 was $5.1 million. Capital expenditures of $7.4 million were offset by $2.3 million of proceeds from the sale of assets in the first nine months of 2013. The proceeds from the sale of assets included $2.0 million related to the sale of assets held for sale in our European Engineered Products segment.
Financing Activities. Cash provided by financing activities during the first nine months of 2014 was $13.4 million and consisted primarily of net borrowings on our ABL Credit Facility totaling $5.0 million and net borrowings on our Dutch Revolving Credit Facility totaling $8.3 million, and an increase in cash overdrafts of $0.2 million. Net cash provided by these borrowings was partially offset by $0.1 million of debt issuance costs related to the amendment of the ABL Credit Facility.
Cash provided by financing activities during the first nine months of 2013 was $21.2 million and consisted primarily of net borrowings under the ABL Credit Facility of $19.5 million and net borrowings on our Dutch Revolving Credit Facility totaling $1.8 million. Net cash provided by these borrowings were partially offset by $0.2 million of debt issuance costs related to the amendment of the ABL Credit Facility.
Capital Expenditures
Our capital expenditures for the first nine months of 2014 and the first nine months of 2013 were $5.2 million and $7.4 million, respectively. Capital expenditures in each period relate primarily to purchases and upgrades of coil coating, fabricating, transportation and material moving and handling equipment.
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
Our cost of goods sold is subject to inflationary pressures and price fluctuations of the raw materials we use, particularly the cost of aluminum and steel. In addition, we are party to certain leases that contain escalator clauses contingent on increases based on changes in the Consumer Price Index. We believe that inflation and deflation had a minimal impact on our overall results of operations during the nine months ended September 26, 2014 and September 27, 2013.
Working Capital Management
Working capital decreased $0.1 million, or 0.1%, to $88.0 million as of September 26, 2014 from $88.1 million as of December 31, 2013. The decrease in working capital is primarily attributable to seasonal increases in accounts receivable and inventory partially offset by increases in accounts payable and current borrowings on our Dutch Revolving Credit Facility. We historically experience an increase in inventory and accounts receivable during the first half of the year as many customers in our markets increase purchases in the spring and gradually decline throughout the second half of the year.

Accounts receivable of $111.2 million as of September 26, 2014 increased $37.2 million, or 50.3%, from $74.0 million as of December 31, 2013. The primary reason for the increase in accounts receivable was a 34.0% increase in net sales for the two months ended September 26, 2014 compared to the two months ended December 31, 2013. Typically the majority of outstanding receivables are generated from net sales in the preceding two months. As of September 26, 2014, days sales outstanding in accounts receivable were 42.2 days, compared to 35.8 days as of December 31, 2013.
Inventories of $120.2 million as of September 26, 2014 increased $30.4 million, or 33.9%, from $89.8 million as of December 31, 2013, primarily as a result of seasonal increases in demand. As of September 26, 2014, days sales in inventories were 54.1 days, compared to 49.7 days as of December 31, 2013.
Accounts payable of $94.7 million as of September 26, 2014 increased $37.4 million, or 65.3%, from $57.3 million as of December 31, 2013. Higher accounts payable balances reflect increasing inventory levels throughout the year to support higher demand in peak seasons.
Current portion of long-term debt increased $8.3 million as of September 26, 2014. The current portion of long-term debt consisted of outstanding borrowings on the Dutch Revolving Credit Facility totaling $8.3 million as of September 26, 2014 compared to no outstanding borrowings as of December 31, 2013.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles. In order to apply these principles, management must make judgments, assumptions and estimates based on the best available information at the time. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For the three months ended September 26, 2014, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 26, 2014.

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
Foreign Currency Exchange Risk
Approximately 30.5% of our net sales for the nine months ended September 26, 2014 originated in Europe. Although our sales outside the United States are subject to exchange rate fluctuations, we do not use derivatives to manage our foreign currency exchange risks resulting from foreign sales. Changes in foreign exchange rates affect other income recorded in relation to translation gains and losses on intercompany obligations denominated in a foreign currency.
Interest Rate Risk
We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our Notes and our Senior Unsecured Loan Facility. Our floating rate exposure is related to our ABL and Dutch Revolving Credit Facilities, which are tied to changes in the LIBOR and Euribor rates, respectively.
We had no interest rate swap contracts outstanding during the nine months ended September 26, 2014 or September 27, 2013.
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
Item 4.  Controls and Procedures
Disclosure Controls and Procedures
The Company under the supervision and with the participation of the Company’s management, including the President (its principal executive officer) and the Chief Financial Officer (its principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our management, including our President and our Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2014.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 26, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 6.  Exhibits
EXHIBIT INDEX

Number	Exhibit Title
3.1	Euramax Holdings, Inc. Performance Incentive Plan.
3.2	Employment Agreement dated September 14, 2014 between Euramax BV and Jan Timmerman.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Euramax Holdings, Inc.'s President.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Euramax Holding's Inc.’s Chief Financial Officer.
32.1	Certification of the PEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EURAMAX HOLDINGS, INC.

Date: November 10, 2014	/s/ Mary S. Cullin
Mary S. Cullin
Senior Vice President, Chief Financial Officer & Treasurer