Form 10-K
period 2014-12-31
Euramax Holdings, Inc.
filed 2015-03-26
CIK 1026743

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________________________________________________________
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☒ No ☐
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒*
*Pursuant to the terms of its senior secured note indenture, the registrant is a voluntary filer of reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934.
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
Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 27, 2014, the last business day of the registrant's most recently completed second quarter, there was no established public trading market for the common stock of the registrant and therefore an aggregate market value of the registrant's common stock is not determinable.
There were 195,827 shares of the registrant’s common stock, par value $1.00 per share, issued and outstanding as of March 25, 2015.
DOCUMENTS INCORPORATED BY REFERENCE
None

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include the words "believe," "could," "may'," "expect," "potential," "future," "continue," "anticipate," "intend," "estimate" and other expressions that are predictions of or indicate future events and trends and that do not relate to historical matters identify forward-looking statements. Our forward-looking statements include, among others, statements about our business strategy, our industry, our future profitability, our expected capital expenditures and the impact of such expenditures on our performance, the costs of operating as a public company, our capital programs and environmental expenditures. Forward-looking statements involve known and unknown risks, uncertainties and other factors, including the factors described under "Item 1A. Risk Factors," that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Such risks and uncertainties include, among other things:

•	the cyclical nature of the markets we serve;

•	the general level of economic activity both in North America and international markets;

•	the loss or reduction of purchases by key customers;

•	external factors which impact our key retail customers and reduce purchases of our products;

•	change in strategic direction by our key retail customers;

•	the effect of price competition in key markets and product lines;

•	margin compression associated with higher operating costs which may not be recovered through increased customer pricing;

•	consolidation of purchasing power among our customers;

•	the supply and price levels of essential raw materials, particularly aluminum and steel;

•	risks associated with the manufacturing process due to operating hazards and interruptions, including unscheduled maintenance or downtime;

•	risks associated with revenue concentration at our key home improvement retail customers;

•	risks associated with higher energy costs and the risk of disruptions in energy suppliers;

•	the adequacy of our insurance coverage;

•	our ability to effectively compete in the markets we serve;

•	increased fuel costs which could adversely impact the RV industry;

•	higher interest rates which could adversely impact the RV industry;

•	the integrity of our information systems;

•	seasonal effects on our customers' purchasing activity;

•	adverse weather conditions;

•	disruption in our supply chain or distribution of finished product;

•	our ability to adequately protect our intellectual property rights and successfully defend against third-party claims of intellectual property infringement;

•	higher fuel costs leading to increased transportation and distribution costs;

•	the effect of product liability or warranty claims against us;

•	the proliferation of low-cost competition, particularly in our core North American markets;

•	environmental, health and safety laws and regulations;

•	changes in commercial or residential building codes;

•	our significant indebtedness, and our ability to incur additional debt in the future;

•	our ability to remain compliant under the agreements governing our indebtedness;

•	our ability to refinance our indebtedness, extend the maturity thereof or generate sufficient cash to service all of our indebtedness;

•	restrictions under our existing or future debt agreements that limit our operations;

•	exposure to adjustments in interest rates;

•	declines in our credit and debt ratings;

•	instability in the capital and credit markets;

•	the risks of doing business in foreign countries;

•	fluctuations in foreign currency exchange rates;

•	inability to effectively reinvest in our plants, technology, equipment and new product development due to our indebtedness;

•	exposure to U.S. and foreign anti-corruption laws and economic sanctions programs;

•	state, local and non-U.S. taxes and fluctuations in our tax obligations and effective tax rate;

•	adverse effects of foreign taxation;

•	adverse changes to accounting rules or regulations;

•	the success of our acquisitions or divestitures;

•	our ability to attract and retain qualified management and key personnel, including hourly personnel;

•	labor and work stoppages;

•	the effects of inflation on our business;

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
Our customers are located predominantly throughout North America and Europe and include distributors, contractors and home improvement retailers, as well as RV, transportation and other original equipment manufacturers ("OEMs"). We have extensive in-house manufacturing and distribution capabilities for our more than 10,000 unique products and operate through a network consisting of 35 facilities, including 29 located in the United States, one in Canada and five in Europe. We have over 50 years of experience manufacturing building products and RV exterior components, including our time as a division of our former parent, Alumax, a fully integrated aluminum producer acquired by Alcoa Inc. in 1998. We have operated as an independent company since 1996 when our division was acquired in a management-led buyout.
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
Competitive Strengths
We believe that the following competitive strengths have contributed to our success and are critical to maintaining the market positions that we enjoy and achieving our plans for future growth:
Well positioned leader in niche end markets.    We maintain leading market positions in a number of niche markets. These markets include preformed roof-drainage products sold in the United States, metal roofing and siding for post frame construction in the northeast United States, aluminum siding for towable RV exteriors in the United States, aluminum siding and roofing for towable RVs in Europe, steel exterior panels for manufactured housing in the United States and vinyl windows and doors for the UK "holiday home" and home center markets.
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
Significant diversification across products, materials, customers, end markets and geography.    We produce and deliver over 10,000 unique products, utilizing aluminum, steel, copper, vinyl and fiberglass, through a multi-channel distribution network that serves customers across multiple end markets and geographies. Our customer base is highly diverse, with our top ten customers accounting for less than 34% and no single customer accounting for more than 13% of our total 2014 net sales. Further, our top ten customers include customers from each of our four segments. Our sales are also diversified geographically, with 70% of our 2014 net sales originating in the U.S. and Canada and the remainder originating in the UK, the Netherlands and France. We believe that this diversity has helped to mitigate the cyclicality that is experienced in some of the markets we serve, while allowing us to address profitable growth opportunities as they arise in different product lines, end markets and geographies.

Our Business Segments

We manage our business and serve our customers through reportable segments differentiated by product type, end market, and geography. Beginning in 2014, the Company has included net sales and the related cost of goods sold for certain of its commercial panels sold to customers in its Residential markets within its U.S. Commercial Products Segment. Previously, these products were included in the Company's U.S. Residential Products Segment. The Company's 2013 and 2012 results have been adjusted to reflect this change in reportable segments.
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
For financial information about our operating segments and geographic areas, refer to Note 15 of Notes to Consolidated Financial Statements set forth in Part II, "Item 8. Financial Statements and Supplementary Data" of this report, incorporated herein by reference. For certain risks related to our non-U.S. operations, refer to "Item 1A. Risk Factors" below.

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

Our End Markets

Through our four business segments we serve two primary end markets—Building Products and Recreational Vehicle Products. Within the Building Products market, we serve both the Residential and Commercial Building Products markets. We believe our manufacturing base, brand recognition, geographic network, broad product portfolio and customization capabilities allow us to effectively meet the diverse requirements of our customers within our end markets. The following table illustrates our net sales in 2014 by segment and end market:

	End Markets Served
Segment	Residential Products	Commercial Products	Recreational Vehicle Products	Other Products	Net Sales	% of Net Sales
U.S. Residential Products	$278.9	$—	$—	$1.0	$279.9	32.7%
U.S. Commercial Products	24.7	204.5	48.9	39.2	317.3	37.2%
European Roll Coated Aluminum	—	102.4	59.1	31.0	192.5	22.5%
European Engineered Products	32.5	—	4.2	28.3	65.0	7.6%
Net Sales	$336.1	$306.9	$112.2	$99.5	$854.7	100.0%
% of Net Sales	39.4%	35.9%	13.1%	11.6%	100.0%
Principal Products	Gutters, downspouts, gutter guards, soffit, patio doors, windows	Metal roofing, siding panels, trim parts, coated metal coil	RV exterior components and doors	Coated metal and sheet, cabin frames, sunroofs and windows
Customer Type	Home improvement contractors, home improvement retailers, distributors and manufactured housing producers	Rural, industrial and architectural contractors, distributors and builders	RV OEMs	Transportation and other OEMs

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
Replacement Vinyl Windows
We manufacture and sell vinyl windows for the residential replacement markets and for Commercial applications in the United States and United Kingdom. Vinyl windows require low maintenance and generally are more resistant to temperature than wood and aluminum. In the United States, we sell primarily to the high-end residential contractor market from manufacturing facilities in Woodland, California and Loveland, Colorado. Over recent years, vinyl window sales have eroded business from wood and aluminum. We also manufacture vinyl windows in the United Kingdom that we sell to the UK "holiday home" OEMs and home improvement retailers.

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

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
OEMs	24.3%	24.1%	24.2%
Home Improvement Retailers	20.6%	22.1%	21.7%
Industrial and Architectural Contractors	17.1%	18.0%	17.7%
Rural Contractors	16.6%	16.3%	17.2%
Distributors	11.6%	10.7%	10.9%
Home Improvement Contractors	5.8%	4.9%	4.3%
Manufactured Housing Producers	4.0%	3.9%	4.0%
	100.0%	100.0%	100.0%

We believe we have a diverse customer base, and our top ten customers, on a combined basis, represented approximately 33.3% of our 2014 net sales. In fiscal year 2014, our two largest customers, The Home Depot® and Lowe's®, accounted for approximately 12.4% and 5.4% of our net sales, respectively.
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
Backlog
Our total backlog of orders as of December 31, 2014 and December 31, 2013 was $47.3 million and $53.7 million, respectively. We expect we will be able to fill our backlog in the next 12 months.

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
Raw Materials
Our main raw material purchases consist primarily of aluminum and steel, and, to a lesser extent, paint, glass, copper and vinyl. Aluminum and steel accounted for approximately 76% of our raw material costs for the year ended December 31, 2014. We sold approximately 173 million pounds of aluminum and 216 million pounds of steel during the year ended December 31, 2014. All of our raw materials are sourced from external suppliers who are located primarily in the United States and Europe.
We purchase our steel and aluminum sheet requirements from several foreign and domestic aluminum and steel mills. We believe there is sufficient supply in the market place to competitively source all of our requirements without reliance on any particular supplier. To assure continuity of supply, we may negotiate contracts for minimum annual purchases of aluminum from several suppliers. Commitments for minimum annual purchases are typically at a market price. At December 31, 2014, we did not have any such minimum purchase commitments outstanding. In addition, to ensure a margin on specific customer orders, we may commit to purchase aluminum ingot or coil at a fixed market price for future delivery. At December 31, 2014, such fixed price purchase commitments were approximately $7.4 million.
Approximately 53% and 27% of our net sales in 2014 were derived from sales of aluminum and steel products, respectively. Both of these raw materials are subject to a high degree of volatility caused by, among other items, the relationship of world supply to world demand, the relationship of the U.S. dollar to other currencies, and the imposition of import and export tariffs. Historically, prices at which we sell aluminum and steel products tend to fluctuate with corresponding changes in the prices paid to suppliers for these raw materials. Supplier price increases and decreases are typically passed on to customers, but not always, due to competition and the market for alternative products. Accordingly, our net sales and margins attributable to aluminum and steel products may fluctuate, with little or no change in the volume of shipments. See "Item 1A. Risk Factors— Risks Related to Our Business—Our financial performance is affected by the prices of our key raw materials, particularly aluminum and steel. Price fluctuations relating to aluminum and steel could have a material adverse effect on our business, financial condition, results of operations, prospects and cash flows and limit our operating flexibility."

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
We are not currently conducting any investigation or remediation of contamination at facilities we own or operate. Potential liabilities of this kind are not subject to indemnification by Alumax. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish or adjust our reserve for our projected share of these costs. As of December 31, 2014, we had no reserves recorded for environmental matters, as we believe any potential liability is both remote and not reasonably estimable. However, the estimation of environmental liabilities is subject to uncertainties, including the scope and nature of contamination conditions, the success of remediation technologies being employed, new or changes to environmental laws, regulations or policies, future findings of investigation or remediation actions, alteration to expected remediation plans, or the number, financial condition and cooperation of other potentially responsible parties. In the event that we are responsible for environmental cleanup costs, any actual liabilities that exceed our reserves may have a material and adverse effect on our financial condition and, in particular, our earnings. In addition, we may incur significant liabilities under cleanup laws and regulations in connection with environmental conditions currently unknown to us relating to our existing, prior, or future sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired.
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
Employees
As of December 31, 2014, we had approximately 1,784 employees, of which approximately 645 (36%) were employed in Europe and approximately 1,139 (64%) were employed in the United States and Canada. Of these employees, approximately 30% were salaried and 70% were hourly employees.
As of December 31, 2014, approximately 10.4% of our labor force was represented by collective bargaining agreements and an additional 31.7% of our labor force was represented by works councils.
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
Our business is particularly affected by recessionary conditions in our markets. Beginning in the fall of 2008 and continuing through 2009 and into 2014, the global economy entered a financial crisis and severe global recession, which materially and adversely impacted our business and the businesses of our customers. Volatile capital and credit markets, declining business and consumer confidence and increased unemployment precipitated a continuing economic slowdown. The economic slowdown decreased demand for the products offered by our customers, resulting in decreased sales volumes and reduced earnings. The severe downturn affected all of our end markets, ultimately required us to restructure our debt in June 2009 and caused our then-existing equity holders to lose the full value of their investment. There can be no assurance that economic conditions will improve or that the conditions that affected us beginning in the fall of 2008 and during 2009 will not recur. Continued adverse economic conditions could have a material adverse effect on our business, financial condition, results of operations, prospects and cash flows.

A decline in our relations with our key customers or the amount of products they purchase from us could materially adversely affect our business, financial position, results of operations, prospects and cash flows.

Our business depends on our ability to maintain positive relations with our key customers. In 2014, our two largest customers, The Home Depot® and Lowe's®, accounted for approximately 12.4% and 5.4% of our net sales, respectively, and our top ten customers combined accounted for approximately 33.3% of our net sales. Although we have established and maintain significant long-term relationships with our key customers, we cannot assure you that all of these relationships will continue or will not diminish. In addition, we generally do not enter into long-term contracts with our customers and they generally do not have an obligation to purchase products from us. The loss of, or a diminution in, our relationship with any of our largest customers would have a material adverse effect on us. In addition, the loss of any of our largest customers in any of our business segments could have a material adverse effect on the results of operations of that segment.
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

The manufacture of our products requires substantial amounts of raw materials, which consist principally of aluminum and steel and, to a lesser extent, paint, glass, copper and vinyl. Approximately 76% of our raw material costs in 2014 consisted of the cost of aluminum and steel. Our manufacturing operations and our financial performance is affected to a substantial extent by the market prices for these raw materials.

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
Where changes in aluminum and steel prices are passed through to our customers, increases or decreases in aluminum and steel prices will cause corresponding increases and decreases in reported net sales, causing fluctuations in reported revenues that may be unrelated to our level of business activity. For example, our results during 2014, 2013 and 2012 were significantly affected by fluctuations in aluminum and steel prices. Accordingly, any change in the price of aluminum and/or steel could have a material adverse effect on our business, financial condition, results of operations, prospects and cash flows.
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

We manufacture most of our products at our own production facilities. Any loss of the use of all or a portion of certain of our facilities due to, among other items, accidents, fires, explosions, labor issues, adverse weather conditions, natural disasters such as floods, tornadoes, hurricanes, ice storms and earthquakes, supply interruptions, transportation interruptions, human error, mechanical failure, terrorist acts, power outages, discharges or releases of toxic or hazardous substances or gases, storage tank leaks and other environmental issues, or otherwise, whether short or long-term, could have a material adverse effect on us and our operations. As such events occur, we may experience substantial business losses, production delays, third party lawsuits and significant repair costs, as well as personal injury and/or loss of life, which could materially and adversely affect our business, financial condition, results of operations, prospects and cash flows.
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

Unusually prolonged periods of cold, rain, blizzards, hurricanes or other severe weather patterns could delay, halt or postpone renovation and construction activity leading to reduced revenues in the seasonally high sales months of the second and third quarters. An unusually severe winter can also lead to reduced construction, repairing and remodeling activity and exacerbate the seasonal decline in our sales, cash flows from operations and results of operations during the first and fourth quarters. For example, demand from contractors, builders and lumber yards in the commercial construction markets we serve was negatively impacted by excessive snowfall and extreme weather conditions throughout many of our core sales territories during the first and fourth quarters of 2013. Demand was further impacted by severe winter weather in the first quarter of 2014. If sales were to fall substantially below levels we would normally expect during certain periods, our financial results would be adversely impacted.
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

We are not currently conducting any investigation or remediation of contamination at facilities we own or operate. Potential liabilities of this kind are not subject to indemnification by Alumax. Once it becomes probable that we will incur costs in connection with remediation of a site and such costs can be reasonably estimated, we establish or adjust our reserve for our projected share of these costs. As of December 31, 2014, we had no reserves recorded for environmental matters, as we believe any potential liability is both remote and not reasonably estimable. However, the estimation of environmental liabilities is subject to uncertainties, including the scope and nature of contamination conditions, the success of remediation technologies being employed, new or changes to environmental laws, regulations or policies, future findings of investigation or remediation actions, alterations to expected remediation plans, or the number, financial condition and cooperation of other potentially responsible parties. In the event we are responsible for environmental costs, any actual liabilities that exceed our reserves may have a material and adverse effect on our financial condition and, in particular, our earnings. In addition, we may incur significant liabilities in connection with environmental conditions currently unknown to us relating to our existing, prior, or future sites or operations or those of predecessor companies whose liabilities we may have assumed or acquired. See "Item 1. Business—Environmental, Health and Safety Matters."
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
We are, and will continue to be, subject to financial, political, economic and business risks in connection with our non-U.S. operations. In 2014, 31.1% of our net sales were made outside of the United States, and as of December 31, 2014, we operated five manufacturing and distribution facilities in Europe and one in Canada. Doing business in foreign countries entails certain risks, including, but not limited to:

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
We earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In the year ended December 31, 2014, we used three functional currencies in addition to the U.S. dollar and derived approximately 31.1% of our net sales from operations outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate net sales, net income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net sales, operating income and the value of balance sheet items, including intercompany assets and obligations. Weaker foreign currencies, particularly the euro, during the fourth quarter of 2014 had a significant impact on our other income (loss) during 2014. Because of the geographic diversity of our operations, weaknesses in some currencies might be offset by strengths in others over time. However, we cannot assure you that fluctuations in foreign currency exchange rates, particularly the U.S. dollar against major currencies, such as the euro, the pound sterling, the Canadian dollar, or the currencies of large developing countries, would not materially adversely affect our financial results.
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

Additionally, any acquisitions we may make could result in significant increases in our outstanding indebtedness and debt service requirements. Any acquisition may also cause us to assume liabilities, record goodwill and other intangible assets that will be subject to impairment testing and potential impairment charges, incur significant restructuring charges and increase working capital and capital expenditure requirements, which would reduce our return on invested capital. In addition, the terms of our current indebtedness and any other indebtedness we may incur in the future may limit the acquisitions we may pursue.
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
As of December 31, 2014, approximately 10.4% of our employees were represented by unions, an additional approximately 31.7% were represented by similar bodies (e.g., works councils) and we were a party to four collective bargaining agreements. While we believe that our relations with our employees are good, our inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages, labor disturbances or other slowdowns by the affected workers. If our union-represented employees were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, or the terms and conditions in our labor agreements were to be renegotiated in an adverse manner, we could experience significant disruption of our operations, which would cause higher ongoing labor costs and impact our ability to satisfy our customers' requirements. Any such cost increases, stoppages or disturbances could materially and adversely affect our business, financial condition, results of operations, prospects and cash flows by limiting plant production, sales volumes and profitability. See "Item 1. Business—Employees."
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
As a result of applying the purchase method of accounting in connection with our acquisition in 2005 and other acquisitions we have made in the past, we have a significant amount of goodwill and other intangible assets on our balance sheet. As of December 31, 2014 and December 31, 2013, $223.0 million and $251.8 million, respectively, of goodwill and other intangible assets remain recorded on our balance sheet. In accordance with GAAP, we test goodwill for impairment annually on the first day of our fourth quarter, or more frequently if events or circumstances indicate the potential for impairment. Such reviews could result in an earnings charge for the impairment of goodwill, and any such charge could be material. Accordingly, our net income could be reduced even though there would be no impact on our underlying cash flow. Furthermore, in accordance with the purchase accounting method, the excess of the cost of purchased assets over the fair value of such assets is assigned to intangible assets and is amortized over a period of time. The amortization expense associated with our intangible assets will have a negative effect on our future reported earnings. Many other companies, including many of our competitors, may not have the significant acquired intangible assets that we have because they have not participated in recent acquisitions and business combination transactions similar to ours. Thus, our reported earnings may be more negatively affected by the amortization of intangible assets than the reported earnings of these companies will be.

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
Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our financial condition and ability to raise additional capital to fund our operations, prevent us from fulfilling our obligations under our indebtedness, limit our ability to react to changes in the economy or our industry and expose us to interest rate risk to the extent of our variable rate debt.

We have a substantial amount of indebtedness, which requires significant interest and principal payments. As of December 31, 2014, we had total indebtedness of approximately $539.5 million, including $375.0 million of 9.50% Senior Secured Notes due 2016, which we refer to as the Notes, which were issued by Euramax International and are guaranteed by Euramax Holdings, $124.2 million in borrowings under a senior unsecured loan facility, which we refer to as the Senior Unsecured Loan Facility, $35.6 million drawn under the Amended and Restated Senior Secured Revolving Credit and Guaranty Agreement, which we refer to as the ABL Credit Facility, $3.5 million in borrowings on the Dutch Revolving Credit Facility, and $1.1 million in borrowings on the French Credit Facility. Additionally, we have borrowing availability of $34.4 million under the ABL Credit Facility and $14.6 million on the Dutch Revolving Credit Facility. Subject to the restrictions contained in the indenture governing the Notes, the Senior Unsecured Loan Facility, the ABL Credit Facility and any debt instruments we may enter into in the future, we or our subsidiaries may incur significant additional indebtedness in the future to finance capital expenditures, investments or acquisitions, or for other general corporate purposes.

Our substantial indebtedness could have important negative consequences, including:

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

•	increasing our cost of borrowing;

•	preventing us from raising the funds necessary to repurchase outstanding debt upon the occurrence of certain changes of control, which would constitute an event of default under our debt instruments;

•	mitigating our ability to reinvest in plants, technology and equipment; and

•	restricting our ability to introduce products and services to our customers.

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
We may not be able to generate sufficient cash to service all of our indebtedness, including the Notes, or to extend the maturity of certain of our indebtedness, and may not be able to refinance our indebtedness on favorable terms. If we are unable to do so, we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

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

In addition, approximately $500 million of our outstanding indebtedness, under the Notes and the Senior Unsecured Loan Facility, is currently scheduled to mature between April 1 and October 1, 2016. Under the terms of our ABL Credit Facility, we are required to obtain an extension of the maturity of the debt that matures in 2016 to a date that is at least 90 days after March 1, 2018, which is the scheduled maturity date of the ABL Credit Facility. In the event that we do not refinance the debt or obtain such an extension on or before December 31, 2015, then the maturity date for our ABL Credit Facility will accelerate to January 31, 2016. Accordingly, we must complete a refinancing of those debt facilities and/or enter into an amendment to the terms of the Notes and the Senior Unsecured Loan Facility prior to the end of 2015. In order to do so, we must negotiate satisfactory agreements with the holders of the Notes and the lenders under the Senior Unsecured Loan Facility and/or obtain equity or debt financing on terms that are acceptable to the Company. There can be no assurance that the holders of the Notes or the lenders under the Senior Unsecured Loan Facility will agree to any such amendments or there can be no assurance that we can complete a refinancing prior to December 31, 2015, or that the terms of any such equity or debt financing would be acceptable to the Company. In the event that we are unable to obtain such amendments or extensions, or complete such refinancing, the Company would need to explore other alternatives, which could include a potential restructuring or reorganization under the bankruptcy laws.
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
The Notes are not guaranteed by certain of our current and future subsidiaries, including our non-U.S. subsidiaries. Accordingly, claims of holders of the Notes are structurally subordinated to all indebtedness and the claims of creditors of any non-guarantor subsidiaries, including trade creditors. All indebtedness and obligations of any non-guarantor subsidiaries will have to be satisfied before any of the assets of such subsidiaries would be available for distribution upon liquidation or otherwise, to Euramax International or a guarantor of the Notes. The indenture governing the Notes permits these non-guarantor subsidiaries to incur certain additional debt, including secured debt, and does not limit their ability to incur other liabilities that are not considered indebtedness under the indenture. For the year ended December 31, 2014, our non-guarantor subsidiaries represented approximately 31.1% of our net sales and 57.1% of our operating income. In addition, as of December 31, 2014, our non-guarantor subsidiaries held approximately 47.5% of our consolidated assets and approximately $65.1 million of our consolidated liabilities (including trade payables), to which the Notes and the guarantees were structurally subordinated.
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
The security interests and liens for the benefit of holders of the Notes may be released without such holders' consent in specified circumstances. In particular, the security documents governing the Notes and the ABL Credit Facility generally provide for an automatic release of all second priority liens for the benefit of the holders of the Notes upon the release of any first priority lien on any asset that secures the ABL Credit Facility on a first-priority basis in accordance with the ABL Credit Facility. As a result, the Notes may not continue to be secured by a substantial portion of our accounts receivable and inventory. In addition, the capital stock and other securities of any current and future subsidiary will be excluded from the collateral to the extent liens thereon would trigger reporting obligations under Rule 3-16 of Regulation S-X, which requires financial statements from any subsidiary whose securities are collateral, if the book value or market value of its capital stock, whichever is greater, equals 20% or more of the principal amount of the Notes secured thereby. As a result of this collateral cutback provision in the indenture, the book value or market value of each subsidiary's capital stock that represents the security interests of the holders of the Notes is limited to $75 million, which is 20% of the outstanding principal of the $375 million Notes. The noteholders' security interest includes 65% of the capital stock of our Dutch subsidiary holding company, Euramax B.V. As of December 31, 2014, the Company estimates that the book value and market value of 65% of the capital stock of Euramax B.V. are approximately $32.1 million and $93.1 million, respectively. Accordingly, the security interest in the capital stock of Euramax B.V. is automatically limited to $75 million to avoid reporting obligations under Rule 3-16 of Regulation S-X.

Euramax B.V. accounts for 45.6% of our consolidated assets as of December 31, 2014 and 30.1% and 63.5% of our consolidated revenues and operating income, respectively, for the year ended December 31, 2014. As the applicable value of our subsidiaries' capital stock or the outstanding principal amount of the Notes changes, the subsidiaries impacted by the collateral cutback provision may change.
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
Most of the restrictive covenants in the indenture governing the Notes will not apply for so long as the Notes achieve investment grade ratings from Moody's Investors Service, Inc. and Standard & Poor's Rating Services and no default or event of default has occurred. If these restrictive covenants cease to apply, we may take actions, such as incurring additional debt or making certain dividends or distributions that would otherwise be prohibited under the indenture. Ratings are given by these rating agencies based upon analyses that include many subjective factors. We cannot assure you that the Notes will achieve investment grade ratings, nor can we assure you that investment grade ratings, if granted, will reflect all of the factors that would be important to holders of the Notes.
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
As of December 31, 2014, we had $375.0 million of Notes outstanding, $124.2 million million outstanding under the Senior Unsecured Loan Facility, $35.6 million of indebtedness outstanding under the ABL Credit Facility, $3.5 million of indebtedness under the Dutch Revolving Credit Facility, and $1.1 million indebtedness under the French Credit Facility. Additionally, we have approximately $34.4 million of additional availability under the ABL Credit Facility and $14.6 million of additional availability under the Dutch Revolving Credit Facility. All indebtedness under our ABL Credit Facility is secured by first-priority liens on the ABL Collateral. In addition, under the terms of the indenture governing the Notes, we may incur additional indebtedness and grant certain additional liens on any property or asset that constitutes ABL Collateral on a first priority basis. Any grant of additional liens on the ABL Collateral, in which the Notes have a second-priority lien, would further dilute the value of such liens.

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

Our principal executive office and headquarters is located in Norcross, Georgia, in a leased facility. As of December 31, 2014, we owned or leased 29 facilities in the U.S., one in Canada and five in Europe of which 18 facilities were owned and 17 were leased.
In our U.S. Residential Products segment we operate from manufacturing and distribution facilities located in Phoenix, AZ; Anaheim, CA; Romoland, CA; Sacramento, CA; Woodland, CA; Denver, CO; Loveland, CO; Duluth, GA; Nappanee, IN; Ivyland, PA; Lancaster, PA; Feasterville, PA; Cleveland, TN; Grand Prairie, TX; Cedar City, UT; Spokane, WA; and one facility in Barrie, Ontario Canada.

In our U.S. Commercial Products segment we operate from manufacturing and distribution facilities located in Helena, AR; Anaheim, CA; Perris Valley, CA; Duluth, GA; Jackson, GA; Tifton, GA; Gridley, IL; Bristol, IN; Nappanee, IN; St. Joseph, MN; Stayton, OR; Bloomsburg, PA; Lancaster, PA; Grapevine, TX; Mansfield, TX; Cedar City, UT; Spokane, WA; and Marshfield, WI.
Our European Roll Coated Aluminum Segment operates from manufacturing facilities located in Roermond, The Netherlands and Corby, United Kingdom.
Our European Engineered Products Segment operates from manufacturing facilities located in Andrezieux-Boutheon, France; Montreuil-Bellay, France and Barnsley, United Kingdom.
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
There is no established public trading market for the registrant’s common stock. The registrant’s issued and outstanding common stock is held by approximately 77 holders of record.
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

The following data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited Consolidated Financial Statements and the notes thereto included under “Item 8. Financial Statements and Supplementary Data.” The statement of operations data for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, and the balance sheet data as of December 31, 2014 and December 31, 2013, are derived from the audited financial statements included elsewhere in this report. The statement of operations data for the years ended December 30, 2011 and December 31, 2010 and the balance sheet data as of December 31, 2012, December 30, 2011 and December 31, 2010 are derived from audited financial statements not included herein. Historical results are not necessarily indicative of results to be expected in the future.

	As of and for the Year Ended (1)
	December 31, 2014	December 31, 2013	December 31, 2012	December 30, 2011	December 31, 2010

	(in thousands)
Statement of Operations Data:
Net sales	$854,745	$826,672	$837,140	$933,678	$883,700
Cost of goods sold (excluding depreciation and amortization)	725,748	699,962	701,045	785,165	732,451
Gross profit	128,997	126,710	136,095	148,513	151,249
Selling and general (excluding depreciation and amortization)	71,620	75,428	83,492	91,421	90,642
Depreciation and amortization	32,428	35,099	34,784	37,194	38,700
Other operating charges	6,359	9,165	6,425	8,404	2,939
Multiemployer pension withdrawal	—	—	39	1,200	—
Income (loss) from operations	18,590	7,018	11,355	10,294	18,968
Interest expense	(55,518)	(54,078)	(54,858)	(55,579)	(68,333)
Other (loss) income, net	(23,153)	7,404	5,012	(14,117)	(3,484)
Loss from continuing operations before income taxes	(60,081)	(39,656)	(38,491)	(59,402)	(52,849)
(Benefit from) provision for income taxes	(802)	(14,761)	(1,723)	3,315	(14,461)
Loss from continuing operations	(59,279)	(24,895)	(36,768)	(62,717)	(38,388)
Loss from discontinued operations, net of tax	—	—	—	—	(152)
Net loss	$(59,279)	$(24,895)	$(36,768)	$(62,717)	$(38,540)
Balance Sheet Data:
Cash and cash equivalents	$2,074	$8,977	$10,024	$14,327	$24,902
Working capital	75,132	88,050	84,003	90,365	120,476
Total assets	536,776	571,973	594,422	619,246	666,890
Total debt	539,515	535,396	516,674	507,988	503,169
Total shareholders' (deficit) equity	(173,106)	(108,563)	(85,992)	(53,293)	9,831
_______________________________________

(1)
Our fiscal years have historically ended on the last Friday in December of each calendar year. Beginning in 2012, our fiscal year ends on December 31, regardless of the day of the week on which it falls. Our fiscal years ended December 31, 2014, December 31, 2013, December 31, 2012 and December 30, 2011 are based on a 52 week period. Our fiscal year ended December 31, 2010 is based on a 53 week fiscal year.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this report. In addition to historical information, this discussion may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, those described in this report under "Item 1A, Risk Factors.” Future results could differ materially from those discussed below. See “Cautionary Statement Regarding Forward-Looking Statements” in Item 1A above. Historically, we operated on a 52 or 53 week fiscal year ending on the last Friday in December. Beginning in 2012, our fiscal year ends on December 31 regardless of the day of the week on which it falls. Our fiscal years consisted of 52 weeks for the years ended December 31, 2014, December 31, 2013, and December 31, 2012.
Our MD&A includes the following sections:

•	Overview and Executive Summary provides an overview of our business.

•	Results of Operations provides an analysis of our financial performance and results of operations for fiscal 2014 compared to fiscal 2013 and fiscal 2013 compared to fiscal 2012.

•	Liquidity and Capital Resources provides an overview of our financing, capital expenditures, cash flows and contractual obligations.

•	Critical Accounting Policies provides a discussion of our accounting policies that require critical judgment, assumptions and estimates.

•	Recently Issued Accounting Standards provides a brief description of significant accounting standards which were issued during the periods presented.

Overview and Executive Summary

We are a leading producer of metal and vinyl products sold to building products and recreational vehicle (RV) markets primarily in North America and Europe. We are a leader in several niche product categories, including preformed roof-drainage products sold in the U.S., metal roofing and siding for post frame construction in the U.S., and aluminum siding for towable RVs in the U.S. and Europe. Sales to the building products and RV markets accounted for approximately 75% and 13% of our 2014 net sales, respectively.
Our customers are located predominantly throughout North America and Europe and include distributors, contractors and home improvement retailers, as well as RV, transportation and other original equipment manufacturers ("OEMs"). We have extensive in-house manufacturing and distribution capabilities for our more than 10,000 unique products and operate through a network of 35 facilities, consisting of 29 in the U.S., one in Canada and five in Europe. We have over 50 years of experience manufacturing building products and RV exterior components, including our time as a division of our former parent, Alumax Inc., or Alumax, a fully integrated aluminum producer acquired by Alcoa Inc. in 1998. We have operated as an independent company since 1996 when our division was acquired in a management-led buyout.
Net sales and operating income totaled approximately $854.7 million and $18.6 million respectively, for the year ended December 31, 2014. For the year ended December 31, 2013 net sales and operating income were approximately $826.7 million and $7.0 million, respectively.
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

Our 2014 financial results reflect a significant improvement in both net sales and operating income over the prior year. During 2014, we completed a comprehensive assessment of our operations and initiated the execution of a number of transformative initiatives designed to improve our financial performance, including but not limited to the reorganization of our North American management structure, the creation of enhanced supply chain capabilities, rationalization of our salaried workforce, investments in proven business leaders, IT upgrades and the initiation of certain business development and revenue quality initiatives. We believe our emerging record of improvement, including three consecutive quarters of improvements in both net sales and operating income is the result of our management's assertive execution of strategic initiatives, which contributed to our elevated operating results in the second, third quarters and fourth quarters of 2014. We expect that these initiatives and an evolving high-performance culture will continue to have a meaningful impact on its operating results in future periods, including 2015.
In our U.S. segments, operating income improved $5.9 million, or 43.7%, compared to the prior year. Higher end market demand in both our U.S. Residential and U.S. Commercial business products segments combined with cost savings related to our operational initiatives contributed to the significant improvement in operating income for 2014 compared to 2013. In Europe, the end markets we serve continue to be negatively impacted by political unrest, economic uncertainty, and reduced consumer confidence. Despite the overall end market challenges, operating income for our European segments improved $7.6 million, or 181.0%, over the prior year. These improvements were partially offset by a $1.9 million decline in income from operations for our corporate non-allocated costs primarily related to consulting services during the executive transition period and the reversal of the long-term incentive plan recorded in 2013, partially offset by a decline in stock compensation costs during 2014, among other items. The overall improvement in our operating income is the result of continued emphasis on product profitability and business development initiatives in emerging markets. Additionally, we continue to take a proactive approach in managing current economic and political challenges through ongoing organizational initiatives which have reduced operating costs and improved efficiencies.
Approximately 31.1% of our net sales in 2014 were derived from markets outside of the U.S. As a result, our operating results, financial position and cash flows are subject to fluctuations in the value of foreign currencies, primarily the euro and British pound sterling, relative to the U.S. dollar. Accordingly, changes in the components of our operating results, financial position and cash flows may occur between periods by amounts that are disproportionate to changes valued in the local currencies of our operations. In 2014, strengthening of foreign currencies relative to the U.S. dollar increased net sales approximately $4.5 million, or 1.7% of our 2014 net sales in Europe.
Our operating performance is also subject to volatility in the price of our primary raw materials, aluminum and steel. These raw materials account for approximately 76% of our cost of sales. Changes in the cost of these raw materials are generally reflected in the selling prices for our products. Accordingly, fluctuations in our net sales and cost of sales may not be indicative of changes in the volume of products sold. In 2014, our net sales improved approximately $0.6 million compared to the prior year as a result of higher selling prices driven by increasing aluminum and steel costs.
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
Beginning in 2014, the Company has included net sales and the related cost of goods sold for certain commercial panels sold to customers in Residential markets within the U.S. Commercial Products Segment results. Previously, these products were included in the U.S. Residential Products Segment. The Company's 2013 and 2012 results have been adjusted to reflect this change in reportable segments.
The following table sets forth our statements of operations data expressed as a percentage of net sales for the years ended December 31, 2014, December 31, 2013 and December 31, 2012:

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Statement of Earnings Data:
Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	84.9%	84.7%	83.7%
Selling and general (excluding depreciation and amortization)	8.4%	9.1%	10.0%
Depreciation and amortization	3.8%	4.2%	4.2%
Other operating charges	0.7%	1.1%	0.8%
Income from operations	2.2%	0.9%	1.3%
Interest expense	(6.5)%	(6.5)%	(6.6)%
Other (loss) income, net	(2.7)%	0.9%	0.6%
Loss before income taxes	(7.0)%	(4.7)%	(4.7)%
Benefit from income taxes	(0.1)%	(1.8)%	(0.2)%
Net loss	(6.9)%	(2.9)%	(4.5)%

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013.

The following table sets forth net sales and income (loss) from operations data by segment for the years ended December 31, 2014 and December 31, 2013:

	Net Sales			Income (Loss) from Operations
	Year Ended			Year Ended
	December 31, 2014	December 31, 2013	Increase (Decrease)	December 31, 2014	December 31, 2013	Increase (Decrease)
	(dollars in millions)
U.S. Residential Products	$279.9	$266.5	5.0%	$20.7	$16.7	24.0%
U.S. Commercial Products	317.3	302.0	5.1%	(1.3)	(3.2)	59.4%
European Roll Coated Aluminum	192.5	193.5	(0.5)%	12.6	11.0	14.5%
European Engineered Products	65.0	64.7	0.5%	(0.8)	(6.8)	88.2%
Other Non-Allocated	—	—	—	(12.6)	(10.7)	(17.8)%
Totals	$854.7	$826.7	3.4%	$18.6	$7.0	165.7%

Net Sales.    Net sales includes revenue recognized from the sales of our products less provisions for returns, allowances, rebates and discounts. Our net sales increased $28.0 million, or 3.4%, to $854.7 million in 2014 compared to $826.7 million in 2013. Net sales growth for 2014 was primarily driven by our U.S. Residential and Commercial Products segments. Foreign currency translation resulted in an approximate $4.5 million increase in net sales during 2014 primarily as a result of the strengthening of the euro against the U.S. dollar on average compared to 2013. Excluding the impact of foreign currency, net sales increased $23.5 million.
Total net sales for our U.S. segments increased $28.7 million, or 5.0%, to $597.2 million in 2014 from $568.5 million in 2013.
Net sales in our U.S. Residential Products segment increased $13.4 million, or 5.0%, to $279.9 million in 2014 from $266.5 million in 2013. The increase in net sales was primarily the result of higher demand for our roof drainage and roofing accessory products to our distribution customers and from contractors for our vinyl window and patio offerings. These increases were partially offset by declines in our home center market during 2014 compared to 2013.
Net sales in our U.S. Commercial Products segment increased $15.3 million, or 5.1%, to $317.3 million in 2014 from $302.0 million in 2013. Higher net sales resulted from higher demand in the post frame construction markets and from OEMs in both the RV and transportation markets. Net sales increases were offset by a decline in demand in the architectural construction markets.
Total net sales for our European segments declined $0.7 million, or 0.3%, to $257.5 million in 2014 from $258.2 million in 2013. Foreign currency translation resulted in an approximate $4.5 million increase in net sales in 2014 primarily as a result of the strengthening of the euro against the U.S. dollar on average compared to 2013.
Net sales of our European Roll Coated Aluminum segment declined $1.0 million, or 0.5%, to $192.5 million in 2014 from $193.5 million in 2013. Foreign currency translation resulted in higher net sales of approximately $2.6 million compared to 2013 as a result of the strengthening of the euro and British pound sterling against the U.S. dollar. Excluding the impact of foreign currency, sales declined $3.6 million. Net sales declines resulted primarily from lower demand from OEMs in the transportation markets and were partially offset by higher net sales to RV OEMs and contractors in the high-end architectural markets during 2014.

Net sales of our European Engineered Products segment increased $0.3 million, or 0.5%, to $65.0 million in 2014 from $64.7 million in 2013. Strengthening of foreign currencies on average, primarily the euro and British pound sterling against the U.S. dollar, resulted in higher net sales of approximately $1.9 million compared to 2013. Excluding the impact of foreign currency, net sales declined $1.6 million. This decline is primarily due to lower demand for automotive components sold to transportation OEMs and for windows and cabins used in the operator compartments of heavy equipment during 2014. Net sales of vinyl windows and doors to home improvement retailers and factory built holiday home manufacturers in the UK remained relatively flat in 2014 compared to the prior year.
Cost of Goods Sold.    Cost of goods sold includes the cost of raw materials, manufacturing labor, packaging, utilities, freight, maintenance and other elements of manufacturing overhead. Cost of goods sold increased $25.7 million, or 3.7%, to $725.7 million in 2014 from $700.0 million in 2013. Foreign currency translation resulted in higher cost of goods sold of approximately $3.8 million compared to 2013 as a result of the strengthening of the euro against the U.S. dollar. Excluding the impact of foreign currency, cost of goods sold increased $21.9 million. The increase in cost of goods sold is primarily related to volume increases and higher raw material costs in our North America segments, partially offset by lower variable labor costs as a result of efficiency improvements and cost reducing initiatives across the Company. Lower sales volumes in our European segments also resulted in a reduction in cost of goods sold in 2014 compared to the prior year.
Selling and General.    Selling and general expenses include salaries, benefits, incentive compensation, insurance, travel and entertainment and other administrative costs. Selling and general expenses declined $3.8 million, or 5.0%, to $71.6 million in 2014 from $75.4 million in 2013. Foreign currency translation resulted in higher selling and general costs of approximately $0.6 million compared to 2013 as a result of the strengthening of the euro and British pound sterling against the U.S. dollar. Excluding the impact of foreign currency, selling and general expenses declined $4.4 million. The decrease is primarily due to organizational initiatives to improve efficiency and streamline operations across the Company including the rationalization of our North American workforce and the realization of savings from ongoing initiatives in our European segments.
Other Operating Charges. Other operating charges include costs related to restructuring initiatives including facility closures, relocation, severance, and acquisition costs. Other operating charges in 2014 declined $2.8 million to $6.4 million in 2014 from $9.2 million in 2013. In the second quarter of 2014, after an ongoing review of our North American operations, we took steps to rationalize our workforce and to invest in select value-creating officer roles. These actions led to the elimination of certain non-essential salaried positions in our North America business segments and at our Corporate Headquarters in Norcross, GA. We believe these steps will result in a more competitive platform that provides both meaningful operational and cost benefits.
In 2014, other operating charges included $2.4 million for severance and professional fees related to consulting services during the executive transition period. Ongoing restructuring initiatives in the European Engineered Products segment totaled $1.6 million, including approximately $0.6 million of severance in the UK and $1.0 million of severance for various social programs in France. The remaining other operating charges were comprised of $0.8 million related to the write-off of assets recognized in prior periods for North America and $1.2 million in severance and relocation costs in the U.S. primarily related to the workforce rationalization and organizational initiatives to reduce operating costs and improve efficiencies. Total costs related to the workforce rationalization include $0.4 million in the Residential Products segment, $0.4 million in the Commercial Products segment, and $0.2 million in other non-allocated charges for corporate employees. The European Roll Coated Aluminum segment also incurred $0.4 million in severance and relocation associated with efforts to reduce operating costs and improve efficiencies.
In 2013, other operating charges included $5.5 million in the European Engineered Products Segment primarily related to the relocation and consolidation of multiple plant facilities in the UK into one operating facility. These costs included $1.9 million in severance and relocation, a $1.6 million loss on the sale of land and buildings, a $1.1 million impairment of capitalized software costs as a result of the decision to abandon the implementation of an ERP system that did not align with our relocation and consolidation activities, and $0.9 million of severance costs for various social programs in France. Approximately $2.0 million related to a transition services agreement and various other expenses associated with the resignation of our former chief executive officer in November 2013. The remaining $1.7 million of other operating charges were primarily comprised of severance and relocation costs in both the U.S. and Europe related to various organizational initiatives to reduce operating costs and improve efficiencies.
Depreciation and Amortization.    Depreciation and amortization declined $2.7 million, or 7.7%, to $32.4 million in 2014 from $35.1 million in 2013.

Income (Loss) From Operations.    As a result of the aforementioned items, our income from operations was $18.6 million for 2014, compared to $7.0 million for 2013.
Income (loss) from operations of our U.S. Residential Products segment improved $4.0 million to income of $20.7 million for 2014 from income of $16.7 million for 2013. Excluding the increase in other operating charges of $0.2 million, income from operations improved $4.2 million. This improvement is primarily related to higher sales volumes for the year-ended December 31, 2014 compared to the prior year and due to lower selling and general costs in the current year as a result of the our operational initiatives including work force rationalization and sales force optimization implemented in the second half of 2014. Lower depreciation and amortization also contributed to the improvement in income from operations over the prior year.
Income (loss) from operations of our U.S. Commercial Products segment improved $1.9 million to a loss of $1.3 million for 2014 from a loss of $3.2 million in 2013. Excluding the increase in other operating charges of $0.9 million, income from operations improved $2.8 million. This improvement is primarily the result of higher sales volumes compared to 2013 and operational initiatives implemented in the second half of 2014. Lower depreciation and amortization also contributed to the improvement in income from operations over the prior year.
Income (loss) from operations of our European Roll Coated Aluminum segment improved $1.6 million to income of $12.6 million for 2014 from income of $11.0 million for 2013. The improvement in operating income despite the overall decline in volume was primarily due to lower selling and general costs during 2014 compared to the prior year and improved gross margins as a result of higher net sales in the RV market during 2014.
Income (loss) from operations of our European Engineered Products segment improved $6.0 million to a loss of $0.8 million for 2014 from a loss of $6.8 million for 2013. This improvement was primarily due to a $3.9 million decline in other operating charges from approximately $5.5 million in 2013 compared to $1.6 million in 2014. Other operating charges in 2013 related primarily to the relocation and consolidation of multiple plant facilities into one location in the UK. Excluding the impact of other operating charges, loss from operations improved $2.1 million over the prior year despite flat net sales. This improvement in income from operations reflects our organizational initiatives to streamline operations and improve efficiency and reflects a focus on customer and product profitability initiatives.
Interest Expense.    Interest expense increased $1.4 million, or 2.6%, to $55.5 million in 2014 from $54.1 million in 2013. Interest expense is primarily comprised of interest on our Senior Secured Notes, Senior Unsecured Notes, ABL Credit Facility, and Dutch Revolving Credit Facility.
Other Income (Loss), Net.    Other income (loss), net includes translation gains and losses on intercompany obligations, gains and losses on asset disposals, interest income and other income or expense items of a non-operating nature.
Other income (loss), net in 2014 of $23.2 million consisted primarily of translation losses on intercompany obligations due to the weakening of the euro versus the U.S. dollar at December 31, 2014 compared to December 31, 2013 totaling $24.3 million, which were offset by gains on forward foreign currency contracts of $1.1 million.
Other income (loss), net in 2013 of $7.4 million consisted primarily of translation gains on intercompany obligations due to the strengthening of the euro compared to the U.S. dollar totaling $7.6 million. Additionally, net gains of $0.2 million as a result of various legal settlements were offset by losses on forward foreign currency contracts of $0.4 million.
Income Tax (Benefit) Provision.   We reported an income tax benefit of $0.8 million for 2014, as compared to an income tax benefit of $14.8 million for 2013. Benefit from income taxes during the year ended December 31, 2013 included a benefit of approximately $12.4 million related to the reversal of a reserve for an uncertain tax position taken in a prior period as a result of the expiration of the statute of limitations. During 2013, we recognized approximately $9.0 million in previously unrecognized tax benefits and an additional $3.2 million related to the reversal of accrued interest and penalties associated with the position. Our effective tax rates were a benefit of 1.3% for 2014 and 37.2% for 2013.

Our effective tax rate for the year ended December 31, 2014 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations as compared to the U.S. federal rates, and recognition of valuation allowances related to net losses in the UK and for U.S. federal and state net operating losses. Our effective tax rate reflects a full valuation allowance on losses in the United States. Without a valuation allowance, earnings from the United States are generally taxed at rates higher than the foreign statutory tax rates. The effective tax rate also reflects a full valuation allowance on losses in the UK. A change in the mix of pretax income from the various tax jurisdictions can have a significant impact on our periodic effective tax rate.
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
Net Loss.    Our net loss was $59.3 million for 2014, compared to a net loss of $24.9 million for 2013. The increase in net loss for 2014 was primarily the result of $24.3 million in unrealized foreign currency losses on intercompany obligations in the current year compared to unrealized gains of $7.6 million in 2013 and a benefit from income taxes in 2013 which resulted in net income of approximately $12.4 million from the reversal of an uncertain tax position due to the expiration of applicable statute of limitations. Excluding these items net loss improved $9.9 million for the year-end December 31, 2014 compared to the prior year.
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012.

The following table sets forth net sales and income (loss) from operations data by segment for the years ended December 31, 2013 and December 31, 2012:

	Net Sales			Income (Loss) from Operations
	Year Ended			Year Ended
	December 31, 2013	December 31, 2012	Increase (Decrease)	December 31, 2013	December 31, 2012	Increase (Decrease)
	(dollars in millions)
U.S. Residential Products	$266.5	$258.9	2.9%	$16.7	$19.3	(13.5)%
U.S. Commercial Products	302.0	314.5	(4.0)%	(3.2)	1.8	(277.8)%
European Roll Coated Aluminum	193.5	196.1	(1.3)%	11.0	9.2	19.6%
European Engineered Products	64.7	67.6	(4.3)%	(6.8)	(6.6)	(3.0)%
Other Non-Allocated	—	—	—	(10.7)	(12.3)	13.0%
Totals	$826.7	$837.1	(1.2)%	$7.0	$11.4	(38.6)%

Net Sales.    Net sales include the revenue recognized from the sales of our products less provisions for returns, allowances, rebates and discounts. Our net sales declined $10.4 million, or 1.2%, to $826.7 million in 2013 compared to $837.1 million in 2012. Demand in our U.S. Commercial Products segment in 2013 was negatively impacted by continuing economic uncertainty in the commercial construction markets, while net sales in our U.S. Residential Products segment increased over the prior year, driven by increased demand during the second and third quarters of 2013. Net sales for our European operating segments continue to be negatively impacted by economic uncertainty and reduced consumer confidence primarily in the RV and transportation end markets we serve. Demand for architectural and industrial projects in our European segments increased modestly despite market challenges in Western Europe, as a result of ongoing business development initiatives in emerging markets. Foreign currency translation resulted in an approximate $4.6 million increase in net sales during 2013 primarily as a result of the strengthening of the euro against the U.S. dollar compared to 2012.
Total net sales for our U.S. segments declined $4.9 million, or 0.9%, to $568.5 million in 2013 from $573.4 million in 2012.

Net sales of our U.S. Residential Products segment increased $7.6 million, or 2.9%, to $266.5 million in 2013 from $258.9 million in 2012. Sales of our patio covers and vinyl window products improved over the prior year driven by broader economic improvements in the residential repair and remodel sector. Demand for our roof drainage and roofing accessory products in both the home center and distributor markets also benefited from favorable weather conditions during the second and third quarters of 2013 compared to significant drought conditions experienced in the prior year. Higher demand in our end markets was partially offset by an overall decline in sales prices.
Net sales of our U.S. Commercial Products segment declined $12.5 million, or 4.0%, to $302.0 million in 2013 from $314.5 million in 2012. Net sales declines were primarily the result of lower demand in the post frame construction market combined with lower sales prices as a result of lower metal raw material costs. We believe the decline in demand was the result of continuing economic uncertainty in the commercial construction markets combined with excessive snow fall and extreme weather conditions throughout many of our core sales territories in the United States during the first and fourth quarters of 2013. Additionally, sales volume of specialty coated steel and aluminum coils declined in the current year. The declines were partially offset by higher net sales in the RV and transportation markets.
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
Income (loss) from operations of our U.S. Residential Products segment declined $2.6 million to income of $16.7 million for 2013 from income of $19.3 million for 2012. The decline in income from operations resulted from an increase in other manufacturing costs primarily related to increases in labor, freight and packaging costs during the current year. The impact of higher manufacturing costs was partially offset by a decline in selling, general and administrative costs during the current year. Other operating charges, primarily related to plant closures and other cost saving initiatives, also declined approximately $0.3 million from $0.6 million in 2012 to $0.3 million in 2013.
Income (loss) from operations of our U.S. Commercial Products segment declined $5.0 million to a loss of $3.2 million for 2013 from income of $1.8 million in 2012. This decrease is primarily the result of overall volume declines in 2013 combined with higher labor and warranty costs during the current year. Other operating charges in 2013 totaled approximately $0.6 million compared to approximately $0.3 million in 2012. Other operating charges were primarily related to various operational initiatives in North America.
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
Income (loss) from operations of our European Engineered Products segment declined $0.2 million to a loss of $6.8 million for 2013 from a loss of $6.6 million for 2012. Income (loss) from operations in 2013 included approximately $5.5 million of other operating charges compared to approximately $3.4 million in 2012. Other operating charges are primarily comprised of costs related to the Company's decision to consolidate three operating facilities in the UK into one operating facility and the impairment of previously capitalized ERP costs. Excluding the impact of other operating charges, income (loss) from operations improved $1.9 million over the prior year. This improvement is a result of organizational initiatives to streamline operations and improve efficiency, as well as a focus on customer and product profitability initiatives.
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
Income Tax (Benefit) Provision.   We reported an income tax benefit of $14.8 million for 2013, as compared to an income tax benefit of $1.7 million for 2012. Benefit from income taxes during the year ended December 31, 2013 included a benefit of approximately $12.4 million related to the reversal of a reserve for an uncertain tax position taken in a prior period as a result of the expiration of the statute of limitations. We recognized approximately $9.0 million in previously unrecognized tax benefits and an additional $3.2 million related to the reversal of accrued interest and penalties associated with the position. Our effective tax rates were a benefit of 37.2% for 2013 and 4.5% for 2012.
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
Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, cash from operations and borrowings under the ABL Credit Facility. As of December 31, 2014, we had cash and cash equivalents of $2.1 million. Net cash used in operating activities was $3.7 million for the year ended December 31, 2014 compared to net cash used in operating activities of $10.3 million for the year ended December 31, 2013. As of December 31, 2014, we had $35.6 million outstanding and availability of $34.4 million under the ABL Credit Facility. The Dutch Revolving Credit Facility provides revolving credit financing of up to €15 million and had $3.5 million of outstanding borrowings at December 31, 2014.
Our ability to make payments on and to refinance our indebtedness, to fund planned capital expenditures and to satisfy our other capital and commercial commitments will depend on our ability to generate cash flow in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We believe our December 31, 2014 cash levels, together with our cash from operations and borrowings under the ABL Credit Facility, will be adequate to fund our cash requirements based on our current level of operations for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations, that net sales growth and operating improvements will be realized or that future borrowings will be available under the ABL Credit Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In particular, the availability under the ABL Credit Facility is determined based on a borrowing base which can decline due to various factors. See “Risk Factors-Risks Related to Our Indebtedness-We may not be able to generate sufficient cash to service all of our indebtedness, including the Notes, and may not be able to refinance our indebtedness on favorable terms. If we are unable to do so, we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.”

Other risks that could materially adversely affect our ability to meet our debt service obligations include, but are not limited to, a decline in gross domestic product levels, weakening of the residential and commercial construction markets, commodity price risks and volatility related to increases in the cost of aluminum, steel or raw materials generally, our ability to protect our intellectual property, rising interest rates, the loss of key personnel, our ability to continue to invest in equipment, a decline in relations with our key distributors and dealers, and our ability to reach satisfactory arrangements with our lenders to extend the maturity date of certain of our indebtedness, as required by the terms of our ABL Credit Facility. In addition, any of the other factors discussed under ‘‘Risk Factors’’ may also significantly impact our liquidity.
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

The Indenture governing the Notes contains restrictive covenants that limit, among other things, the ability of Euramax International and certain of its subsidiaries to incur additional indebtedness, pay dividends and make certain distributions, make other restricted payments, make investments, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates, in each case, subject to exclusions, and other customary covenants. These restrictive covenants also limit Euramax International's ability to transfer cash or assets to Euramax Holdings, whether by dividend, loan or otherwise. The Indenture also contains customary events of default. If Euramax International undergoes a change of control (as defined in the Indenture), Euramax International will be required to make an offer to repurchase the Notes at 101% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption.
Senior Unsecured Loan Facility
In March 2011, Euramax Holdings, Euramax International, and certain of its domestic subsidiaries entered into the Senior Unsecured Loan Facility in the aggregate principal amount of $125 million. The indebtedness incurred under the Senior Unsecured Loan Facility was issued at 98% of par on March 18, 2011 and matures on October 1, 2016. The difference between the consideration received and the aggregate face amount of the Senior Unsecured Loan Facility ($0.8 million) is being amortized and recorded in interest expense using the effective interest rate method over the term. The Senior Unsecured Loan Facility bears interest at 12.25% per year in the event no election is made to pay interest in kind (PIK), and 14.25% (7.875% cash pay and 6.375% PIK) per annum in the event a PIK election is made. Euramax International may make a PIK election for up to six quarters during the term of the Senior Unsecured Loan Facility. The interest rate on outstanding borrowings at December 31, 2014 was 12.25%, as the Company has not made a PIK election.
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

ABL Credit Facility
On March 18, 2011, Euramax Holdings, Euramax International, and certain of its domestic subsidiaries entered into the ABL Credit Facility with various lenders, Regions Bank, as Collateral and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, and Regions Business Capital, as Sole Lead Arranger and Bookrunner. The ABL Credit Facility provides for revolving credit financing of up to $70 million, subject to a borrowing base, and matures on March 1, 2018. However, if the Administrative Agent has not received on or before December 31, 2015 evidence satisfactory to such agent that the scheduled maturity dates of the indebtedness arising under the Indenture and the Senior Unsecured Loan Facility, in each case, have been extended to a date that is at least 90 days after March 1, 2018, then the maturity date for the ABL Credit facility will accelerate to January 31, 2016. In March 2014, Wells Fargo Capital Finance, LLC ceased to be Co-Collateral Agent and a Lender under the ABL Credit Facility.
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
Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus an applicable margin or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Regions Bank as its "prime rate" for commercial loans, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR plus 1.00%, plus an applicable margin. The applicable margin is dependent upon the type of borrowings Euramax International has made under the ABL Credit Facility. At December 31, 2014, the applicable margins were subject to Euramax International’s Average Excess Availability Percentage for the most recently ended fiscal quarter and range from 1.75% and 2.25% for LIBOR borrowings and 1.00% to 1.25% for Base Rate borrowings. The weighted average interest rate at December 31, 2014, including the applicable margin payable on outstanding borrowings under the ABL Credit Facility, was 2.41%. The ABL Credit Facility requires Euramax International to pay a commitment fee ranging from 0.375% to 0.5%, based on the unutilized commitments. Euramax International is also required to pay customary letter of credit fees, including, without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

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
The ABL Credit Facility contains affirmative and negative covenants customary for this type of financing, including, but not limited to certain financial covenants in the event excess availability is less than 12.5% of the lesser of the aggregate amount of commitments outstanding at such time and the borrowing base. As of December 31, 2014, excess availability exceeded 12.5% of the borrowing base; therefore, Euramax International was not required to meet the Minimum Consolidated Adjusted EBITDA or Minimum Consolidated Fixed Charge Coverage Ratio. Additionally, restrictive covenants limit the ability of Euramax International and certain of its subsidiaries to incur liens, incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, consolidate, merge or sell all or substantially all of their assets, pay dividends or make other distributions, make certain loans and investments, amend or otherwise alter the terms of documents related to certain of their indebtedness, enter into transactions with affiliates and prepay certain indebtedness, in each case, subject to exclusions, and other customary covenants.
Dutch Revolving Credit Facility
In February 2012, our 100% owned subsidiary in the Netherlands, Euramax Coated Products, BV entered into the Dutch Revolving Credit Facility with Rabobank Roermond (Rabobank). The Dutch Revolving Credit Facility provides revolving credit financing of up to €15 million and matures on April 1, 2016. Borrowings under the Dutch Revolving Credit Facility bear interest at a rate per annum which is the aggregate of the average one month Euribor rate over a calendar month plus a margin of 2% and requires payment of a commitment fee of 0.35% per annum on the nominal amount of the credit facility. All obligations under the Dutch Revolver are secured by a mortgage on the real estate of Euramax Coated Products, BV, a pledge on present and future machinery and present and future accounts receivable balances of Euramax Coated Products, BV. There were outstanding borrowings of $3.5 million under the Dutch Revolving Credit Facility at December 31, 2014 and $14.6 million was available to be drawn on the Dutch Revolving Credit Facility.
The Dutch Revolving Credit Facility contains financial and non-financial covenants customary for this type of financing. Financial covenants include, but are not limited to, a minimum annual EBITDA target and a minimum amount of risk-bearing capital for Euramax Coated Products, B.V., both measured at the Company's fiscal year end. The Dutch Revolving Credit Facility also contains a clause limiting further indebtedness. As of December 31, 2014, Euramax Coated Products, B.V. was in compliance with all covenants.

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

The following table sets forth the Fixed Charge Coverage Ratios and Secured Debt Ratio as of December 31, 2014:

			Ratios
	Covenant Measure		As of and for the Twelve Months Ended December 31, 2014
Fixed Charge Coverage Ratio under the Indenture	Minimum of 2.0x	(1)	1.21x
Fixed Charge Coverage Ratio under the ABL Credit Facility	Minimum of 1.0x	(2)	0.95x
Secured Debt Ratio under the Indenture	Maximum of 3.75x	(1)	7.29x
_______________________________________

(1)
The Fixed Charge Coverage Ratio and the Secured Debt Ratio under the Indenture and the Senior Unsecured Loan Facility limits the ability of Euramax International and its restricted subsidiaries to incur additional indebtedness and make restricted payments. As of December 31, 2014, Euramax International did not meet the Fixed Charge Coverage Ratio and the Secured Debt Ratio under the Indenture and the Senior Unsecured Loan Facility. However, since Euramax International has not incurred any additional indebtedness or made any restricted payments pursuant to the provisions in the Indenture and the Senior Unsecured Loan Facility that rely on such ratios, there are no events of default or other penalties incurred as a result of not meeting the minimum or exceeding the maximum ratios.

(2)
Under the ABL Credit Facility, Euramax International is only required to meet the Minimum Consolidated Fixed Charge Coverage Ratio when excess availability is less than 12.5%. As of December 31, 2014, because excess availability under the ABL Credit Facility exceeded 12.5% of the borrowing base, Euramax International was not required to meet the Minimum Consolidated Fixed Charge Coverage Ratio under the ABL Credit Facility.

Cash Flows

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	(in thousands)
Net cash (used in) provided by operating activities	$(3,670)	$(10,315)	$3,985
Net cash used in investing activities	(6,548)	(8,396)	(12,264)
Net cash provided by financing activities	3,438	18,095	8,246
Effect of exchange rate changes on cash	(123)	(431)	(4,270)
Net decrease in cash and cash equivalents	$(6,903)	$(1,047)	$(4,303)

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013 and Year Ended December 31, 2012.

Operating Activities.    Cash used in operating activities in 2014 of $3.7 million reflects working capital changes during the current year primarily driven by increases in inventories and accounts receivable, partially offset by higher accounts payable. These changes in working capital combined with costs related to various cost savings initiatives throughout both our U.S. and European business contributed to the net cash used in operating activities.
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
Cash provided by operating activities in 2012 of $4.0 million reflected lower working capital offset by income taxes paid of $5.5 million related to European earnings in 2010.
Investing Activities.    Cash used in investing activities in 2014 was $6.5 million. Capital expenditures of $7.3 million were offset by asset sales of $0.8 million in 2014.

Cash used in investing activities in 2013 was $8.4 million. Capital expenditures of $10.7 million in 2013 were offset by $2.3 million of proceeds from the sale of assets in 2013, including $2.0 million received from the sale of multiple operating facilities in our European Engineered Products segment as a result of the consolidation of multiple facilities..
Cash used in investing activities in 2012 was $12.3 million. The primary use of cash for investing activities was the purchase of CTI in the third quarter of 2012 for $6.4 million. Capital expenditures of $7.1 million in 2012 were offset by $1.3 million of proceeds from the sale of assets.
Financing Activities.    Net cash provided by financing activities during 2014 of $3.4 million consisted primarily of net borrowings under the Dutch Revolver of $4.7 million, offset by net repayments under the ABL Credit Facility of $1.1 million and $0.1 million of debt issuance costs related to the amendment of our ABL Credit Facility.
Cash provided by financing activities during 2013 of $18.1 million consisted primarily of net borrowings under the ABL Credit Facility of $18.3 million offset by $0.2 million of debt issuance costs related to the amendment of our ABL Credit Facility.
Cash used in financing activities during 2012 of $8.2 million consisted primarily of net borrowings under the ABL Credit Facility of $8.3 million.
Capital Expenditures
Our capital expenditures in 2014, 2013 and 2012 were $7.3 million, $10.7 million and $7.1 million, respectively. Capital expenditures related to the implementation of ERP systems in the United States were $1.7 million, $0.2 million and $0.8 million in 2014, 2013 and 2012, respectively. The balance of capital expenditures in each period relates primarily to purchases and upgrades of coil coating, fabricating, transportation and material moving and handling equipment.
We have made and will continue to make capital expenditures to comply with environmental laws and regulations. Our environmental capital expenditures for the year ended December 31, 2014 were not significant.
Working Capital Management
Working capital decreased $13.0 million, or 14.8%, to $75.1 million as of December 31, 2014 from $88.1 million as of December 31, 2013. The working capital decrease is primarily related to an increase in accounts payable and a decline in cash and cash equivalents. Borrowings on the Company's Dutch Revolving Credit Facility and increases in accrued interest payable also resulted in declines in working capital. These declines were partially offset by increases in inventory and accounts receivable as of December 31, 2014 compared to December 31, 2013.
Inventories of $106.4 million as of December 31, 2014 increased $16.6 million, or 18.5%, from $89.8 million as of December 31, 2013. Higher inventory levels as of December 31, 2014 reflect an investment to support net sales increases during the current year and planned net sales growth in 2015. As of December 31, 2014, days sales in inventories was 53.5 days compared with 46.8 days as of December 31, 2013.
Accounts receivable of $80.3 million as of December 31, 2014 increased $6.3 million, or 8.5%, from $74.0 million as of December 31, 2013. As of December 31, 2014, days sales outstanding in accounts receivable were 34.3 days, compared to 32.6 days as of December 31, 2013.
Accounts payable of $78.8 million as of December 31, 2014 increased $21.5 million, or 37.5%, from $57.3 million as of December 31, 2013.
The current portion of long-term debt and accrued interest payable increased $4.7 million and $3.9 million, respectively, over the prior year due to borrowings on our Dutch Revolving Credit Facility and the timing of our interest payments.

Capital and Commercial Commitments
In addition to long-term debt, we are required to make payments relating to various types of obligations. The following table summarizes our minimum payments as of December 31, 2014 relating to long-term debt, operating leases, unconditional purchase obligations and other specified capital and commercial commitments. This table does not include information on our recurring purchases of materials for use in production, as our raw materials purchase contracts do not require fixed or minimum quantities. These tables also exclude payments relating to income tax due to the fact that, at this time, we cannot determine either the timing or the amounts of payments for all periods beyond 2014 for certain of these liabilities. Future events could cause actual payments to differ from these amounts. See "Cautionary Statement Regarding Forward-Looking Statements."

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Contractual Obligations (1)
Long-term debt (2)	$540.3	$40.3	$500.0	$—	$—
Interest on long-term debt (3)	72.3	51.9	20.4	—	—
Non-cancellable operating leases (4)	39.2	10.7	15.5	6.9	6.1
Unconditional purchase obligations (5)	7.4	7.4	—	—	—
Total	$659.2	$110.3	$535.9	$6.9	$6.1
_______________________________________

(1)
Income tax liabilities, including accrued interest and penalties related to unrecognized tax benefits, totaling $2.6 million, are not included in this table as the settlement period for our income tax liability cannot be determined.

(2)
Long-term debt amortization is based on the contractual terms of our credit facilities and assumes no additional borrowings under the ABL and European Credit Facilities. Payments due less than 1 year totaling $40.3 million represent amounts outstanding on the ABL and European Credit Facilities of which payments and borrowings are made on a daily basis.

(3)	Interest payments are based on interest rates in effect at December 31, 2014.

(4)	We lease various facilities and equipment under non-cancelable operating leases for various periods.

(5)	We have commitments to purchase aluminum ingot and coil at a fixed market price for future delivery. These contracts are for normal sales and purchases and are not accounted for as derivatives.

In addition, we sponsor defined benefit pension plans for the benefit of certain of our employees located in the United Kingdom (the "UK Plan") and the United States (the "U.S. Plan"). We curtailed the accrual of participant benefits under the UK Plan effective March 31, 2009. At December 31, 2014 the fair market value of the UK Plan assets was $30.0 million, or $21.0 million less than the projected benefit obligation of the UK Plan. In the first quarter of 2010, we froze future benefit accruals under our U.S. defined benefit pension plan. At December 31, 2014 the fair market value of the U.S. Plan assets was $9.6 million, or $5.3 million less than the projected benefit obligation of the U.S. Plan.
Credit Ratings
Our current credit ratings, which are considered non-investment grade, were as follows:

	Moody's	Standard and Poor's
Long-term debt	Caa2	CCC
Outlook	STABLE	DEVELOPING

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
Our cost of goods sold is subject to inflationary pressures and price fluctuations of the raw materials we use, particularly the cost of aluminum and steel. In addition, we are party to certain leases that contain escalator clauses contingent on increases based on changes in the Consumer Price Index. We believe that inflation and/or deflation had a minimal impact on our overall operations during the fiscal years 2014, 2013 and 2012.
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
We make estimates and assumptions related to establishing reserves and allowances for doubtful accounts, inventory obsolescence and warranty costs. Ranges of estimates are developed based upon historical experience, specifically identified conditions and management expectations for the future occurrence of certain events. In the event that actual results differ from these estimates or we adjust these estimates in future periods, adjustments to the amounts recorded could materially impact our financial position and results of operations. Historically, our experience has not been materially different than our estimates. There have been no significant changes in the assumptions used to develop our estimates in establishing reserves and allowances for doubtful accounts, inventory obsolescence and warranty costs from fiscal year 2012 to fiscal year 2014 and no significant changes are anticipated for fiscal year 2015.

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
Goodwill and Intangible Assets
Our goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and identifiable intangible assets acquired. Goodwill has been assigned to multiple reporting units at either the operating segment, or one level below, primarily based upon the nature of discrete businesses comprising the Company's operations. We test our goodwill for impairment annually on the first day of our fourth quarter or more frequently if events or circumstances indicate the potential for impairment. For impairment testing purposes, we have identified five reporting units at the operating segment level, primarily based upon the nature of discrete businesses comprising our operations. As of December 31, 2014, goodwill has been allocated to four of the identified reporting units. Two operating segments are below the required quantitative thresholds and have been aggregated into one reporting segment, European Engineered Products.
The impairment test for goodwill is a two-step process. If the carrying value of the reporting unit exceeds its fair value, the goodwill is potentially impaired and the implied fair value of goodwill must be determined by estimating the fair value of the reporting units and allocating such value to the tangible and identifiable intangible assets of each reporting unit. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to the excess of the carrying amount of goodwill over its implied fair value. We determine the fair value of each reporting unit based on an income approach, using a discounted cash flow analysis, and a market valuation approach, using market multiples of publicly traded guideline companies. The discounted cash flow analysis requires various judgmental assumptions about future cash flows, growth rates, and weighted average cost of capital. The assumptions about future cash flows and growth rates are based on an assessment of the business plans of each reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units.
The following table is a summary of the key assumptions and results of our step-one test as of September 27, 2014, comparing the fair value of each reporting unit to the carrying value:

	Key Assumptions
Reporting Units	Discount Rate	Terminal Growth Rate	% Fair Value Exceeds Carrying Value as of September 27, 2014	Goodwill as of September 27, 2014
				(in thousands)
U.S. Residential Products	11.50%	3.0%	103.8%	$72,291
U.S. Commercial Products	11.50%	3.0%	49.7%	9,067
European Roll Coated Aluminum	11.50%	3.0%	35.2%	101,085
European Engineered Products
Euramax Solutions (formerly Ellbee Limited)	11.50%	3.0%	342.7%	12,899
				$195,342

We make various assumptions, including assumptions regarding future cash flows, market multiples, growth rates and discount rates, in our assessment of goodwill for impairment. The assumptions about future cash flows and growth rates are based on the current business plans of the reporting unit. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the reporting unit. These assumptions and estimates are complex and often subjective. They are sensitive to changes in underlying assumptions and can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. As of September 27, 2014, the fair value for the U.S. Commercial Products and European Roll Coated Aluminum reporting units exceeded carrying value by approximately 49.7% and 35.2%, respectively. Significant estimates and assumptions were used in determining the fair value of the reporting units and changes in estimates could have a significant impact on the estimated fair value. For example, a 1.0% increase in the discount rate or a 0.5% decrease in the terminal growth rate for the U.S. Commercial Products segment would result in a change in the fair value of $6.2 million or $1.3 million, respectively, and could result in future impairments. Also, a 1.0% increase in the discount rate or a 0.5% decrease in the terminal growth rate for the European Roll Coated Aluminum segment would result in a change in the fair value of $11.3 million or $3.6 million, respectively, and could result in future impairments.
Based on the results of our annual impairment test, we did not determine that any reporting unit was at risk for failing step one. No impairment charges were recorded based upon impairment testing performed in 2014, 2013 or 2012. We will continue to analyze changes in assumptions in future periods.
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
Income Taxes
We account for income taxes using the asset and liability method of accounting. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable for future years to differences between financial statement and tax bases of existing assets and liabilities. We establish valuation allowances if we believe it is more likely than not that some or all of the deferred tax assets will not be realized. We do not recognize a tax benefit unless we conclude that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met a tax benefit is recognized and measured as the largest amount of the tax benefit that in our judgment is greater than 50 percent likely to be realized. Interest and penalties related to unrecognized tax positions are recorded in benefit from income taxes in our consolidated financial statements.
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
Foreign Currency Exchange Risk
Approximately 30.1% of our net sales for the year ended December 31, 2014 and approximately 31.2% of our net sales for the year ended December 31, 2013 originated in Europe. Although our sales outside the United States are subject to exchange rate fluctuations, we have not historically and currently do not use derivatives to manage our foreign currency exchange risks resulting from foreign sales.
In 2014, we entered into certain forward contracts to buy or sell currencies at a predetermined rate or price to mitigate uncertainty or volatility, and to cover underlying exposure to certain payments in currencies other than the functional currency. The Company has not designated these contracts for hedge accounting treatment and, therefore, the fair value of gains and losses on these contracts are recorded in other income (loss), net. For the years ended December 31, 2014, December 31, 2013 and December 31, 2012, the Company has recognized a gain of $1.1 million, a loss of $(0.4) million and a loss of $(0.3) million, respectively, in other income (loss), net. The total notional value of derivatives related to our foreign exchange contracts totaled approximately $9.0 million and $9.4 million as of December 31, 2014 and December 31, 2013, respectively. Changes in foreign exchange rates affect other income (loss), net related to the remeasurement of inter-company amounts that are not of a long-term investment nature into local currencies.
Interest Rate Risk
We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our senior secured notes and our senior unsecured loan facility. Our floating rate exposure is related to our ABL and Dutch Revolving credit facilities, which are tied to changes in the LIBOR and Euribor rates, respectively.
We had no interest rate swap contracts outstanding during the years ended December 31, 2014, December 31, 2013, or December 31, 2012.
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

We have audited the accompanying consolidated balance sheets of Euramax Holdings, Inc. and subsidiaries as of December 31, 2014 and December 31, 2013, and the related consolidated statements of operations, comprehensive operations, changes in equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Euramax Holdings, Inc. and subsidiaries at December 31, 2014 and December 31, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Atlanta, Georgia March 26, 2015

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$2,074	$8,977
Accounts receivable, less allowances of $1,522 and $2,235 in 2014 and 2013, respectively	80,329	73,996
Inventories, net	106,385	89,760
Income taxes receivable	1,734	982
Deferred income taxes	426	580
Other current assets	7,009	7,008
Total current assets	197,957	181,303
Property, plant, and equipment, net	111,164	130,114
Goodwill	190,158	204,053
Customer relationships, net	26,315	40,631
Other intangible assets, net	6,495	7,073
Deferred income taxes	—	87
Other assets	4,687	8,712
Total assets	$536,776	$571,973

Liabilities and shareholders' (deficit) equity
Current liabilities:
Accounts payable, including cash overdrafts of $13,955 at December 31, 2014	$78,846	$57,262
Accrued expenses	25,509	26,366
Accrued interest payable	12,912	9,020
Deferred income taxes	895	605
Current portion of long-term debt	4,663	—
Total current liabilities	122,825	93,253
Long-term debt	534,852	535,396
Deferred income taxes	15,894	18,980
Other liabilities	36,311	32,907
Total liabilities	709,882	680,536

Shareholders' (deficit) equity:
Class A common stock—$1.00 par value; 600,000 shares authorized, 195,502 issued and outstanding in 2014 and 194,852 issued and outstanding in 2013	196	195
Class B convertible restricted voting common stock—$1.00 par value; 600,000 shares authorized, no shares issued in 2014 and 2013	—	—
Additional paid-in capital	724,562	724,071
Accumulated loss	(903,029)	(843,750)
Accumulated other comprehensive income	5,165	10,921
Total shareholders' (deficit) equity	(173,106)	(108,563)
Total liabilities and shareholders' (deficit) equity	$536,776	$571,973

See accompanying notes.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Net sales	$854,745	$826,672	$837,140
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	725,748	699,962	701,045
Selling and general (excluding depreciation and amortization)	71,620	75,428	83,492
Depreciation and amortization	32,428	35,099	34,784
Other operating charges	6,359	9,165	6,425
Multiemployer pension withdrawal	—	—	39
Income from operations	18,590	7,018	11,355
Interest expense	(55,518)	(54,078)	(54,858)
Other (loss) income, net	(23,153)	7,404	5,012
Loss before income taxes	(60,081)	(39,656)	(38,491)
Benefit from income taxes	(802)	(14,761)	(1,723)
Net loss	$(59,279)	$(24,895)	$(36,768)

See accompanying notes.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(in thousands)

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Net loss	$(59,279)	$(24,895)	$(36,768)
Other comprehensive (loss) income:
Foreign currency translation adjustment	276	(815)	80
Pension liability adjustments, net of tax expense of $0, $1,193 and $225 in 2014, 2013 and 2012, respectively	(6,032)	931	953
Total other comprehensive (loss) income	$(5,756)	$116	$1,033
Total comprehensive loss	$(65,035)	$(24,779)	$(35,735)

See accompanying notes

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
(in thousands)

				Accumulated Other Comprehensive Income
	Common Stock	Additional Paid-in Capital	Accumulated Loss	Foreign Currency Translation Adjustment	Pension Plan Liability Adjustment	Totals
Balance at December 30, 2011	$185	$718,837	$(782,087)	$20,016	$(10,244)	$(53,293)

Net loss	—	—	(36,768)	—	—	(36,768)
Other comprehensive income, net of tax	—	—	—	80	953	1,033
Issuance of shares pursuant to share-based payment plans	4	(4)	—	—	—	—
Share-based compensation	—	3,036	—	—	—	3,036
Balance at December 31, 2012	189	721,869	(818,855)	20,096	(9,291)	(85,992)

Net loss	—	—	(24,895)	—	—	(24,895)
Other comprehensive income (loss), net of tax	—	—	—	(815)	931	116
Issuance of shares pursuant to share-based payment plans	6	(6)	—	—	—	—
Share-based compensation	—	2,208	—	—	—	2,208
Balance at December 31, 2013	195	724,071	(843,750)	19,281	(8,360)	(108,563)

Net loss	—	—	(59,279)	—	—	(59,279)
Other comprehensive loss, net of tax	—	—	—	276	(6,032)	(5,756)
Issuance of shares pursuant to share-based payment plans	1	—	—	—	—	1
Share-based compensation	—	491	—	—	—	491
Balance at December 31, 2014	$196	$724,562	$(903,029)	$19,557	$(14,392)	$(173,106)

See accompanying notes.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Operating activities
Net loss	$(59,279)	$(24,895)	$(36,768)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization	32,428	35,099	34,784
Amortization of deferred financing fees	2,445	2,197	1,983
Amortization of debt discount	593	451	406
Share-based compensation	491	2,208	3,036
Provision for doubtful accounts	35	290	364
Foreign exchange loss (gain)	23,625	(7,700)	(347)
(Gain) loss on sale or disposal of assets	(131)	2,766	(444)
Deferred income taxes	(1,618)	(3,046)	(2,218)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(10,504)	683	10,749
Inventories	(19,870)	409	(4,561)
Other current assets	(175)	(2,184)	(219)
Accounts payable and other current liabilities	28,781	(3,846)	1,370
Income taxes payable	(410)	(10,433)	(2,467)
Other noncurrent assets and liabilities	(81)	(2,314)	(1,683)
Net cash (used in) provided by operating activities	(3,670)	(10,315)	3,985
Investing activities
Proceeds from sale of assets	785	2,346	1,321
Capital expenditures	(7,333)	(10,742)	(7,140)
Purchase of a business, net of cash acquired	—	—	(6,445)
Net cash used in investing activities	(6,548)	(8,396)	(12,264)
Financing activities
Net (repayments) borrowings on ABL Credit Facility	(1,137)	18,270	8,280
Net borrowings on European Credit Facilities	4,663	—	—
Deferred financing fees	(88)	(175)	(34)
Net cash provided by financing activities	3,438	18,095	8,246
Effect of exchange rate changes on cash	(123)	(431)	(4,270)
Net decrease in cash and cash equivalents	(6,903)	(1,047)	(4,303)
Cash and cash equivalents at beginning of year	8,977	10,024	14,327
Cash and cash equivalents at end of year	$2,074	$8,977	$10,024
Supplemental cash flow information
Income taxes (refunded) paid, net	$(194)	$(175)	$5,488
Interest paid, net	$48,293	$52,220	$52,157

See accompanying notes.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

1.    Operations and Summary of Significant Accounting Policies

Nature of Operations and Organization

Euramax Holdings, Inc. and Subsidiaries (the "Company") is an international producer of residential and commercial building materials and recreational vehicle, or RV, exterior components. The Company's core building products include aluminum, steel, vinyl and copper roof drainage products, steel roofing and siding, and specialty coated aluminum coil. In addition, the Company sells an extensive line of accessory products, including roofing and siding hardware, trim parts and roof drainage accessories. The Company's core RV products include aluminum siding and roofing. The Company sells its products to a wide range of customers, including distributors, contractors, and home improvement retailers, as well as RV and transportation original equipment manufacturers, or OEMs. The Company's manufacturing and distribution network consists of 35 strategically located facilities, of which 30 are located in North America and five are located in Europe. The Company's sales volumes have historically been higher in the second and third quarters due to the seasonal demand of the building products markets served.
Liquidity and Capital Resources

The Company's ability to make payments on and to refinance the indebtedness, to fund planned capital expenditures and to satisfy other capital and commercial commitments will depend on the Company's ability to generate cash flow in the future. The Senior Secured Notes (the "Notes") become due on April 1, 2016 with amounts outstanding, as of December 31, 2014, of $375 million. In the event the Notes are not refinanced prior to December 31, 2015, the ABL Credit Facility becomes due on January 31, 2016. See Note 5 for further disclosures related to Long-Term Debt. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control. The Company believes December 31, 2014 cash levels, together with cash from operations and borrowings under the ABL Credit Facility, will be adequate to fund cash requirements based on the current level of operations for at least twelve months from December 31, 2014. The Company cannot assure that its business will generate sufficient cash flow from operations, that net sales growth and operating improvements will be realized or that future borrowings will be available under the ABL Credit Facility in an amount sufficient to enable the Company to service its indebtedness or to fund its other liquidity needs. In particular, the availability under the ABL Credit Facility is determined based on a borrowing base which can decline due to various factors. The Company may not be able to generate sufficient cash to service all of the indebtedness, including the Notes, and may not be able to refinance the indebtedness on favorable terms. If the Company is unable to do so, the Company may be forced to take other actions to satisfy its obligations under the indebtedness, which may not be successful.

Basis of Presentation and Consolidation
The consolidated financial statements of the Company are prepared in conformity with U.S. generally accepted accounting principles and include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
On August 14, 2012, the Company acquired Cleveland Tubing, Inc. ("CTI") for approximately $6.4 million, net of cash acquired. CTI was a developer and manufacturer of corrugated plastic parts, including collapsible and flexible specialty drainage products, sold through the Company's U.S. Residential Products segment. The results of operations for CTI have been included in the Company’s consolidated financial statements as of and from the date of the acquisition. The Company allocated the purchase price to the assets acquired and liabilities assumed based on their fair values as of the acquisition date. The acquired assets of CTI consisted primarily of accounts receivable, property, plant and equipment, and inventories. The liabilities assumed generally consisted of accounts payable and accrued liabilities.

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
Accounts Receivable
Accounts receivable are comprised of trade accounts receivable and other receivables. Trade accounts receivable are recorded at net realizable value and totaled $77.1 million and $69.8 million as of December 31, 2014 and December 31, 2013, respectively. This value includes an allowance for estimated uncollectible accounts, returns and allowances, cash discounts and other adjustments. The allowance for doubtful accounts is based on historical experience, the level of past-due accounts based on the contractual terms of the receivables, current economic conditions and an evaluation of the customers' credit worthiness. Accounts receivable are charged against the allowance for doubtful accounts when it is probable that the receivable will not be recovered.
Activity in the allowance for doubtful accounts was as follows:

	2014	2013	2012
Balance, beginning of year	$2,235	$2,751	$4,391
Charges to costs and expenses	35	290	364
Write-offs and other activity	(664)	(838)	(2,037)
Foreign currency translation	(84)	32	33
Balance, end of year	$1,522	$2,235	$2,751
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
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price in a business combination over the fair value of net tangible and identifiable intangible assets acquired. Goodwill has been assigned to multiple reporting units at either the operating segment, or one level below, primarily based upon the nature of discrete businesses comprising the Company's operations. We test our goodwill for impairment annually on the first day of our fourth quarter or more frequently if events or circumstances indicate the potential for impairment. The implied fair value of goodwill is determined by estimating the fair value of the reporting units and allocating such value to the tangible and identifiable intangible assets of each reporting unit. The Company's fair value estimate is based upon estimates of the future cash flows of the reporting units and market valuations of comparable companies. Significant judgments are made in estimating the future cash flows of the reporting units and determining comparable companies upon which fair values of the Company's reporting units are based. No goodwill impairment charges were recorded during fiscal years 2014, 2013, or 2012. The carrying value of goodwill at the valuation date is not representative of current fair value.
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
No intangible asset impairment charges were recorded in fiscal years 2014, 2013, or 2012. See Note 4 for further disclosures related to goodwill and other intangible assets.
Income Taxes
The Company accounts for income taxes using the asset and liability method of accounting. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable for future years to differences between financial statement and tax bases of existing assets and liabilities. Valuation allowances are established if the Company believes it is more likely than not that some or all of the deferred tax assets will not be realized. A tax benefit is not recognized unless the Company concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, a tax benefit is recognized and measured as the largest amount of the tax benefit that in the Company's judgment is greater than 50 percent likely to be realized. Interest and penalties related to unrecognized tax positions are recorded in benefit from income taxes in the accompanying consolidated statements of operations. See Note 9 for further disclosures related to income taxes.

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

All derivative instruments are recognized on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and the type of hedging relationship. Derivative instruments that qualify as hedging instruments are designated based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of net investment in a foreign operation. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk is recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of Other Comprehensive Income ("OCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss related to the ineffective portion of the derivative instrument, if any, is recognized in current earnings during the period of change. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign operation, the gain or loss is reported in OCI as part of the cumulative translation adjustment to the extent it is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change. Should a financial instrument designated as a hedge be terminated while the underlying hedged transaction remains outstanding, or reasonably possible of occurring, the gain or loss would be deferred and amortized over the shorter of the remaining life of the underlying or the agreement.
The Company has used derivative financial instruments primarily to reduce its exposure to fluctuations in foreign currency exchange rates. These derivatives are not designated as hedging instruments and are recorded on the consolidated balance sheet at fair value as either other current assets or accrued expenses. The Company calculates the fair value of its derivatives using quoted exchange rates from financial institutions. The earnings impact resulting from the derivative instruments is recorded in the other (loss) income line item within the consolidated statement of operations.
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
Advertising Costs
The Company expenses all advertising costs as incurred. Advertising costs for 2014, 2013, and 2012 were $3.1 million, $3.1 million, and $3.3 million, respectively.
Translation of Foreign Currencies
Assets and liabilities of non-U.S. subsidiaries are translated to U.S. dollars at the rate of exchange in effect on the balance sheet date. Income and expenses are translated to U.S. dollars at the weighted average rates of exchange prevailing during the year. Foreign currency gains and losses resulting from the remeasurement of inter-company amounts that are not of a long-term investment nature into local currencies and certain indebtedness of foreign subsidiaries denominated in U.S. dollars are included in other (loss) income, net and amounted to losses of $24.2 million in 2014 and income of $7.6 million and $4.9 million in 2013 and 2012, respectively. Foreign currency gains and losses resulting from transactions in the ordinary course of business are recorded in selling and general expenses. Foreign currency translation gains and losses recorded in selling and general expenses were not significant for any period presented.
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
2.    Inventories
Inventories, net of the allowance for obsolete inventory, were comprised of:

	December 31, 2014	December 31, 2013
Aluminum and steel coil	$72,587	$58,153
Raw materials	16,427	15,291
Work in process	2,467	1,936
Finished products	14,904	14,380
Total inventories, net	$106,385	$89,760

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

2.     Inventories (Continued)

The Company has disclosed aluminum and steel coil inventory separately, as it represents inventory that can be classified as raw material, work in process or finished product. Aluminum and steel coil represent both painted and bare coil. Inventories are net of related reserves totaling $2.5 million and $2.4 million at December 31, 2014 and December 31, 2013, respectively.
Activity in the allowance for obsolete inventory was as follows:

	2014	2013	2012
Balance, beginning of year	$2,441	$2,911	$3,009
Charges to costs and expenses	4,037	3,972	4,386
Write-offs	(3,883)	(4,487)	(4,534)
Foreign currency translation	(129)	45	50
Balance, end of year	$2,466	$2,441	$2,911
3.    Property, Plant, and Equipment

Property, plant, and equipment consisted of:

	December 31, 2014	December 31, 2013
Land and improvements	$21,180	$22,868
Buildings	54,557	57,555
Machinery and equipment	190,271	192,779
Construction in progress	4,949	3,948
Property, plant, and equipment, gross	270,957	277,150
Less accumulated depreciation	(159,793)	(147,036)
Property, plant, and equipment, net	$111,164	$130,114

Depreciation expense (including software amortization expenses disclosed below) for 2014, 2013, and 2012 was $19.1 million, $19.9 million, and $18.6 million, respectively.
As of December 31, 2014 and December 31, 2013, unamortized computer software costs totaling $5.2 million and $6.7 million, respectively, were recorded in property, plant and equipment. Amortization of capitalized computer software costs for 2014, 2013, and 2012 was $3.7 million, $4.3 million, and $3.5 million, respectively.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

4.    Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill for the years ended December 31, 2014 and December 31, 2013 are as follows:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Consolidated
Balance at December 31, 2012	$72,243	$9,067	$105,165	$12,900	$199,375
Acquisition of Cleveland Tubing, Inc.	48	—	—	—	48
Foreign currency translation	—	—	4,384	246	4,630
Balance at December 31, 2013	72,291	9,067	109,549	13,146	204,053
Foreign currency translation	—	—	(13,119)	(776)	(13,895)
Balance at December 31, 2014	$72,291	$9,067	$96,430	$12,370	$190,158

Accumulated impairment losses as of December 31, 2014 were $150.6 million for U.S. Residential Products, $58.7 million for U.S. Commercial Products, $53.0 million for European Roll Coated Aluminum Products and $9.6 million for European Engineered Products. Accumulated impairment losses as of December 31, 2013 were $150.9 million for U.S. Residential Products, $58.7 million for U.S. Commercial Products, $60.2 million for European Roll Coated Aluminum and $10.2 million for European Engineered Products. Changes in accumulated impairment losses resulted from foreign currency translation adjustments related to goodwill in the Company's foreign reporting units.
Annual Impairment Test
Goodwill is tested for impairment annually on the first day of the fourth quarter or more frequently if events or circumstances indicate the potential for impairment. For impairment testing purposes, five reporting units have been identified at the operating segment level, primarily based upon the nature of discrete businesses comprising the Company's operations. As of December 31, 2014, goodwill has been allocated to four of the identified reporting units.
The impairment test for goodwill is a two-step process. If the carrying value of the reporting unit exceeds its fair value, the goodwill is potentially impaired and the implied fair value of goodwill must be determined by estimating the fair value of the reporting units and allocating such value to the tangible and identifiable intangible assets of each reporting unit. If the carrying amount of a reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized equal to the excess of the carrying amount of goodwill over its implied fair value. The Company determines the fair value of each reporting unit based on an income approach, using a discounted cash flow analysis, and a market valuation approach, using market multiples of publicly traded guideline companies. The discounted cash flow analysis requires various judgmental assumptions about future cash flows, growth rates, and the weighted average cost of capital.
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
No impairment charges were recorded based upon impairment testing performed in 2014, 2013 or 2012.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

4.    Goodwill and Intangible Assets (Continued)

Intangible Assets
Intangible assets consisted of the following:

	As of December 31, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$205,760	$(179,445)	$26,315	$215,922	$(175,291)	$40,631
Patents	5,994	(5,599)	395	5,993	(5,020)	973
	211,754	(185,044)	26,710	221,915	(180,311)	41,604
Intangible assets not subject to amortization:
Trade names	6,100	—	6,100	6,100	—	6,100
Total intangible assets	$217,854	$(185,044)	$32,810	$228,015	$(180,311)	$47,704

The aggregate amortization expense for intangible assets for 2014, 2013, and 2012 was $13.5 million, $15.2 million, and $16.1 million, respectively. The average useful lives of the Company's customer relationships and patents are 12 years and 10 years, respectively. Based on the carrying value of identified intangible assets recorded at December 31, 2014, and assuming no subsequent impairment of the underlying assets, the aggregate annual amortization expense for the next 5 years is expected to be as follows:

Amortization of Intangible Assets
2015	$11,919
2016	10,597
2017	4,446
2018	497
2019	192

5.    Long-Term Debt

Long-term debt obligations consisted of the following:

	December 31, 2014	December 31, 2013
Senior Secured Notes (9.5%)	$375,000	$375,000
Senior Unsecured Loan Facility (12.25%)	124,233	123,640
ABL Credit Facility	35,619	36,756
Dutch Revolving Credit Facility	3,532	—
French Credit Facility	1,131	—
Total debt	539,515	535,396
Less: current portion	4,663	—
Total long term debt	$534,852	$535,396

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

5.     Long-Term Debt (Continued)

On March 18, 2011, Euramax International, Inc. (“Euramax International”), a 100% owned subsidiary of Euramax Holdings, Inc. ("Euramax Holdings"), issued $375 million of Senior Secured Notes (the “Notes”) in a private placement exempt from registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). Concurrent with the issuance of the Notes, Euramax International, Euramax Holdings, and certain of its domestic subsidiaries entered into a new senior unsecured loan facility (the “Senior Unsecured Loan Facility”) with an aggregate principal amount of $125 million issued at 98% of par and an Amended and Restated Senior Secured Revolving Credit and Guaranty Agreement (the “ABL Credit Facility”), which provided revolving credit financing of up to $70 million. Direct and incremental debt issuance costs related to the Notes, Senior Unsecured Loan Facility, and ABL Credit Facility, including legal fees, printing costs and bank fees totaled approximately $10.6 million and have been capitalized and reported as deferred financing costs within other assets. These costs are being amortized and recorded in interest expense using the effective interest rate method over the term of the applicable agreement.
The Company has $535.6 million of outstanding debt that will mature in 2016. Additionally, the Company has current borrowings of $4.7 million, which the Company expects to repay during 2015. There are no other maturities of long term debt in the next five years.
Senior Secured Notes
The Notes consist of an aggregate principal amount of $375 million, which were issued pursuant to an indenture (the "Indenture"), dated March 18, 2011 among Euramax International, Euramax Holdings, and certain of its domestic subsidiaries as guarantors, and Wells Fargo Bank, National Association, the Trustee. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Euramax Holdings, Euramax International, and Amerimax Richmond Company, a 100% owned domestic subsidiary of Euramax International. The Notes bear interest at 9.50% per year and mature on April 1, 2016, unless earlier redeemed or repurchased by Euramax International. Interest is payable semi-annually on April 1 and October 1 of each year.
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
The Indenture contains restrictive covenants that limit, among other things, the ability of Euramax International and certain of its subsidiaries to incur additional indebtedness, pay dividends and make certain distributions, make other restricted payments, make investments, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates, in each case, subject to exclusions, and other customary covenants. These restrictive covenants also prohibit Euramax International's ability to transfer cash or assets to Euramax Holdings, whether by dividend, loan or otherwise. The Indenture also contains customary events of default. If Euramax International undergoes a change of control (as defined in the Indenture), Euramax International will be required to make an offer to repurchase the Notes at 101% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption.

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
Senior Unsecured Loan Facility
On March 3, 2011, Euramax Holdings, Euramax International, and certain of its domestic subsidiaries entered into a credit and guaranty agreement for the Senior Unsecured Loan Facility in the aggregate principal amount of $125 million. The Senior Unsecured Loan Facility was issued at 98% of par on March 18, 2011 and matures on October 1, 2016. The difference between the consideration received and the aggregate face amount ($0.8 million) is being amortized and recorded in interest expense using the effective interest rate method over the term. The Senior Unsecured Loan Facility bears interest at 12.25% per year in the event no election is made to pay interest in kind (PIK), and 14.25% (7.875% cash pay and 6.375% PIK) per annum in the event a PIK election is made. Euramax International may make a PIK election for up to six quarters during the term of the Senior Unsecured Loan Facility. The interest rate on outstanding borrowings at December 31, 2014 was 12.25%, as the Company has not made a PIK election.
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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

5.     Long-Term Debt (Continued)

ABL Credit Facility
On March 18, 2011, Euramax Holdings, Euramax International, and certain of its domestic subsidiaries, entered into the ABL Credit Facility with Regions Bank, as Collateral and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, and Regions Business Capital, as Sole Lead Arranger and Bookrunner. The ABL Credit Facility provides for revolving credit financing of up to $70 million, subject to borrowing base availability and matures on March 1, 2018. However, if the Administrative Agent has not received on or before December 31, 2015, evidence satisfactory to such agent that the scheduled maturity dates of the indebtedness arising under the Indenture and the Senior Unsecured Loan Facility, in each case, have been extended to a date that is at least 90 days after March 1, 2018, then the maturity date for the ABL Credit facility will accelerate to January 31, 2016. In March 2014, Wells Fargo Capital Finance, LLC ceased to be Co-Collateral Agent and a Lender under the ABL Credit Facility. As of December 31, 2014, $34.4 million was available to be drawn on the ABL Facility.
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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

5.     Long-Term Debt (Continued)

Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus an applicable margin or (b) a Base Rate determined by reference to the highest of (1) the prime commercial lending rate published by Regions Bank as its “prime rate” for commercial loans, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR plus 1.00%, plus an applicable margin. The applicable margin is dependent upon the type of borrowings the Company has made under the ABL Credit Facility. As of December 31, 2014, the applicable margins were subject to Euramax International’s Average Excess Availability Percentage for the most recently ended fiscal quarter and range from 1.75% to 2.25% for LIBOR borrowings and 1.00% to 1.25% for Base Rate borrowings. The applicable margins were subject to Euramax International's corporate credit rating as determined from time to time by Standard and Poor's and Moody's Investors Service and ranged from 2.00% to 2.75% for LIBOR borrowings and 1.00% to 1.75% for Base Rate borrowings. The weighted average interest rate, including the applicable margin payable on outstanding borrowings under the ABL Credit Facility, at December 31, 2014 was 2.41%. The ABL Credit Facility requires Euramax International to pay a commitment fee ranging from 0.375% to 0.5%, based on the unutilized commitments. Euramax International is also required to pay customary letter of credit fees, including, without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.
All obligations under the ABL Credit Facility are unconditionally guaranteed by Euramax Holdings, Euramax International, and Amerimax Richmond Company, a 100% owned domestic subsidiary of Euramax International, and any future direct and indirect 100% owned domestic restricted subsidiaries which are not borrowers. All obligations under the ABL Credit Facility are secured, subject to certain exceptions, by a first‑priority security interest in Euramax International’s and the Guarantors’ inventory and accounts receivable and related assets (the "ABL Collateral"), and a junior‑priority security interest in (i) substantially all of Euramax International’s and the Guarantors’ assets (other than inventory and accounts receivable and related assets, which assets secure the ABL Credit Facility on a first priority basis) and (ii) all of Euramax International’s capital stock and the capital stock of each material domestic restricted subsidiary owned by Euramax International or a Guarantor and 65% of the voting capital stock and 100% of any non-voting capital stock of foreign restricted subsidiaries directly owned by Euramax International or a Guarantor, which we refer to collectively as the Notes Collateral.
The ABL Credit Facility contains affirmative and negative covenants customary for this type of financing, including, but not limited to, certain financial covenants in the event excess availability is less than 12.5% of the lesser of the aggregate amount of commitments outstanding at such time and the borrowing base. As of December 31, 2014, excess availability exceeded 12.5% of the borrowing base; therefore, Euramax International was not required to meet the minimum consolidated fixed charge coverage ratio. Additionally, restrictive covenants limit the ability of Euramax International and certain of its subsidiaries to incur liens, incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, consolidate, merge or sell all or substantially all of their assets, pay dividends or make other distributions, make certain loans and investments, amend or otherwise alter the terms of documents related to certain of their indebtedness, enter into transactions with affiliates and prepay certain indebtedness, in each case, subject to exclusions, and other customary covenants.
Dutch Revolving Credit Facility
In February 2012, the Company's 100% owned subsidiary, Euramax Coated Products, B.V., entered into a revolving credit facility with Rabobank Roermond (the "Dutch Revolving Credit Facility"). The Dutch Revolving Credit Facility provides revolving credit financing of up to EUR 15 million and matures on April 1, 2016. Borrowings under the Dutch Revolving Credit Facility bear interest at a rate per annum which is the aggregate of the average one month Euribor rate over a calendar month plus a margin of 2% and requires payment of a commitment fee of 0.35% per annum on the nominal amount of the credit facility. The weighted average interest rate at December 31, 2014, including the margin payable on outstanding borrowings under the Dutch Revolving Credit Facility, was 2.26%. All obligations under the Dutch Revolving Credit Facility are secured by a mortgage on the real estate of Euramax Coated Products, B.V., a pledge on present and future machinery and present and future accounts receivable balances of Euramax Coated Products, B.V. At December 31, 2014, $14.6 million (EUR 12.1 million) was available to be drawn on the Dutch Revolving Credit Facility.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

5.     Long-Term Debt (Continued)

The Dutch Revolving Credit Facility contains financial and non-financial covenants customary for this type of financing. Financial covenants include, but are not limited to, a minimum annual EBITDA target and a minimum amount of risk-bearing capital for Euramax Coated Products, B.V., both measured at the Company's fiscal year end. The Dutch Revolving Credit Facility also contains a clause limiting further indebtedness. As of December 31, 2014, Euramax Coated Products, B.V. is in compliance with all covenants.
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
In 2014, the Company entered into forward contracts to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price to mitigate uncertainty and volatility, and to cover underlying exposures to certain payments in currencies other than the functional currency. The Company has not designated these contracts for hedge accounting treatment , therefore, the gains and losses on these contracts are recorded in other (loss) income, net in the consolidated statement of operations. In fiscal years 2014, 2013, and 2012, the Company recognized a gain of $1.1 million, a loss of $0.4 million, and a loss of $0.3 million, respectively, related to these forward contracts.
As of December 31, 2014 and December 31, 2013, derivatives totaling approximately $0.5 million and $(0.2) million are carried at fair value in the consolidated balance sheets in the line item other current assets and accrued expenses, respectively. The Company has determined that the fair value of the foreign exchange contracts are level 2 measurements in the fair value hierarchy. To measure the fair value of the foreign exchange contracts, the Company obtained quotations from financial institutions. The total notional value of derivatives related to foreign exchange contracts of this type as of December 31, 2014 and December 31, 2013, totaled approximately $9.0 million and $9.4 million, respectively.
The following table summarizes the effect of the Company's derivative instruments on the consolidated statements of operations for the years ended December 31, 2014, December 31, 2013, and December 31, 2012:

		Amount of Pretax (Loss) Income Recognized in Earnings
		Year Ended
	Location of (Loss) Income	December 31, 2014	December 31, 2013	December 31, 2012
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other (loss) income	$1,128	$(364)	$(289)

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
In the fourth quarter of 2013, the Company recorded a loss of approximately $1.1 million in other operating charges related to the impairment of an in-process Enterprise Resource Planning (ERP) implementation at the European Engineered Products segment. The Company determined that previously capitalized software costs associated with the implementation should be impaired due to the decision to discontinue implementation of the related ERP. The project was previously included in the construction in progress balance within property, plant, and equipment, net, in the consolidated balance sheet and was completely impaired as of December 31, 2013.
The Company did not record any impairment charges related to assets measured at fair value on a nonrecurring basis during the years ended December 31, 2014 or December 31, 2012.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses, and loans and notes payable approximate their fair values because of the relatively short-term maturities of these instruments.
The fair value of our long-term debt is estimated using Level 2 inputs based on dealer quoted prices for our debt instruments based on recent transactions obtained from various sources. As of December 31, 2014, the carrying amount and fair value of our Notes were $375.0 million and $346.9 million, respectively. As of December 31, 2013, the carrying amount and fair value of our Notes were $375.0 million and $375.0 million, respectively.
The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The fair value of these financial instruments approximates their carrying value at December 31, 2014 and December 31, 2013. The Company places its cash and cash equivalents with high credit quality institutions. At times, such investments may be in excess of the Federal Deposit Insurance Corporation insurance limit; however, the Company believes that its credit risk exposure is not significant due to the high credit quality of the institutions. The Company routinely assesses the financial strength of its customers, monitors past due balances based on contractual terms, and generally does not require collateral. The Company has a concentration of credit risk with customers in the U.S. home improvement retail, U.S. and European RV, U.S. and European commercial construction and U.S. home improvement contractor industries.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

7.    Common Stock

The Company has authorized 1,200,000 shares consisting of 600,000 shares of Class A voting common stock, par value of one dollar ($1.00) per share, and 600,000 shares of Class B convertible restricted voting common stock, par value of one dollar ($1.00) per share. As of December 31, 2014, the Company had 195,502 issued and outstanding shares of Class A voting common stock with a par value of one dollar ($1.00) per share. Except with respect to voting rights, all shares of Class A voting common stock and Class B convertible restricted voting common stock are identical in all respects and entitle the holder thereof to the same rights, preferences and privileges, and are subject to the same qualifications, limitations and restrictions, all as described in the Company's Certificate of Incorporation. The ABL Credit Facility contains certain restrictions on the payment of cash dividends.
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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

8.     Stock Compensation (Continued)

A summary of changes in unvested shares of restricted stock for the year ended December 31, 2014 are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2013	2,675	$512
Granted	1,100	395
Vested	(988)	547
Forfeited	(25)	577
Outstanding at December 31, 2014	2,762	$452

During 2014, the Company granted 1,100 shares of restricted stock awards and no restricted stock units to employees under the plan. During 2013, the Company granted 1,600 shares of restricted stock awards and 500 restricted stock units. The shares of restricted stock awards and restricted stock units vest ratably over four years based upon continued employment or immediately upon a change in control or termination of employment by reason of death or disability. Restricted stock units are required to be settled by the issuance of shares of the Company's common stock. Shares issued pursuant to the plan are subject to a stockholders agreement (the Stockholders Agreement) entered into in 2009. The Stockholders Agreement contains certain restrictions on the ability of stockholders to transfer common stock of the Company. The Stockholder Agreement also provides stockholders with customary tag-along rights and drag-along rights with respect to certain transfers of stock or equity securities of the Company and customary preemptive rights in connection with the issuance of common stock or equity securities by the Company.
The fair value of restricted stock awards and restricted stock units was estimated on the date of grant based on the estimated fair value of the Company's Class A common stock determined using an income and market valuation analysis. The weighted average grant date fair value of the 2014, 2013, and 2012 grants were $395, $453 and $784 per share, respectively. During 2014, 2013, and 2012, the Company recognized expense of approximately $0.5 million, $2.2 million, and $3.0 million related to shares of restricted stock awards and restricted stock units.
Determining the fair value of the Company's common stock requires making complex and subjective judgments. Accordingly, the Company performed valuations using an income and market approach for grants made during 2014 and 2013. The Company's income approach to valuation is based on a discounted future cash flow approach that uses its estimates of revenue, driven by assumed market growth rates, and estimated costs as well as appropriate discount rates. The Company's revenue forecasts are based on expected annual growth rates and other assumptions that are consistent with the plans and estimates the Company uses to manage the business. The Company applied discount rates of 11.5% and 11.0% in 2014 and 2013, respectively, to calculate the present value of its future cash flows, which was determined using the Capital Asset Pricing Model. The Company also applied a 25% lack of marketability discount, which accounts for the fact that private companies are less liquid than similar public companies, and a 20% minority interest discount. These discounts were estimated based on comparable market transactions and other analyses.
As of December 31, 2014, the Company had approximately $0.9 million of unrecognized compensation cost related to stock-based compensation arrangements granted under the Plan. This cost is expected to be recognized as stock-based compensation expense over a weighted-average period of approximately 3 years.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

9.    Income Taxes

The (benefit from) provision for income taxes is comprised of the following:

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Current:
United States
Federal	$(434)	$(12,095)	$346
State	148	179	77
Foreign	1,102	201	72
Total Current	816	(11,715)	495
Deferred:
United States
Federal	903	1,744	1,300
State	181	(1,797)	212
Foreign	(2,702)	(2,993)	(3,730)
Total Deferred	(1,618)	(3,046)	(2,218)
	$(802)	$(14,761)	$(1,723)

The U.S. and foreign components of loss from continuing operations before income taxes are as follows:

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
United States	$(53,207)	$(22,438)	$(21,215)
Foreign	(6,874)	(17,218)	(17,276)
	$(60,081)	$(39,656)	$(38,491)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

9.     Income Taxes (Continued)

Reconciliation of the differences between income taxes computed at the U.S. Federal statutory tax rate and the Company's income tax benefit follows:

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Tax benefit at U.S. Federal statutory rate	$(21,029)	$(13,880)	$(13,472)
State income taxes, net of U.S. Federal income tax benefit	214	(1,052)	188
Earnings taxed at rates different than the U.S. Federal statutory rate	(8,188)	(6,051)	(6,271)
Changes in enacted tax rates	346	488	(63)
Change in valuation allowances	18,824	16,722	16,310
Impact of changes in uncertain tax positions	245	(12,179)	386
Unrecognized foreign loss	8,447	—	—
Other, net	339	1,191	1,199
	$(802)	$(14,761)	$(1,723)

At December 31, 2014 and December 31, 2013, the tax-effected temporary differences are as follows:

	Asset (Liability)
	December 31, 2014	December 31, 2013
Current deferred tax assets/liabilities
Accrued expenses	$322	$1,200
Accounts receivable	431	595
Inventories	845	(2)
Other	1,506	1,790
Valuation allowance	(3,573)	(3,608)
Total current	(469)	(25)
Non-current deferred tax asset/liabilities
Property, plant, and equipment	(14,400)	(20,392)
Customer relationships	(16,559)	(19,991)
Net operating losses	104,232	89,678
Other	6,723	4,790
Valuation allowance	(95,890)	(72,978)
Total non-current	(15,894)	(18,893)
Total, net	$(16,363)	$(18,918)

Total gross deferred tax assets were $117.2 million and $72.7 million as of December 31, 2014 and December 31, 2013, respectively. Total gross deferred tax liabilities were $34.1 million and $15.0 million as of December 31, 2014 and December 31, 2013, respectively.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

9.     Income Taxes (Continued)

U.S. taxes have been provided on certain undistributed earnings of foreign subsidiaries because of certain U.S. deemed dividend inclusion rules. The remaining undistributed earnings are considered to be permanently reinvested and therefore deferred taxes have not been provided. Upon distribution of those earnings in the form of dividends or otherwise, the Company could be subject to U.S. income taxes and withholding taxes payable to non-U.S. jurisdictions. The determination of the amount of the unrecognized deferred tax liability for temporary differences related to investments in foreign subsidiaries is not practicable because of the complexities of the hypothetical calculation. All domestic NOLs and other operating loss carryforwards are potentially subject to certain statutory limitations on future use.
The Company has U.S. federal, U.S. state and foreign NOL carry forwards as follows:

	NOL	Year of
Jurisdiction	Amount	Expiration
Domestic	$823.6	2014 - 2034
Foreign - unlimited carry forward	36.1	Unlimited
Foreign - limited carry forward	$9.6	2020 - 2023
The Company's valuation allowance was $99.5 million and $76.6 million as of December 31, 2014 and December 31, 2013, respectively.
A reconciliation of the beginning and ending amount of world-wide valuation allowances is as follows:

	2014	2013	2012
Balance, beginning of year	$(76,586)	$(57,734)	$(46,323)
Additions	(22,877)	(18,852)	(11,411)
Reductions	—	—	—
Balance, end of year	$(99,463)	$(76,586)	$(57,734)

In 2014, 2013 and 2012, the Company recorded valuation allowances against certain of its deferred tax assets subsequent to analyzing recoverability of its gross asset. The Company analyzed the four sources of taxable income described in ASC 740 and determined that a valuation allowance is required to reduce a portion of its U.S. and foreign deferred tax assets, as it is more likely than not that some portion of the deferred tax assets will not be realized.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	2014	2013	2012
Balance, beginning of year	$(2,192)	$(11,209)	$(11,395)
Reductions for expiration of the applicable statute of limitations	—	8,954	—
Reductions for tax positions of prior years	—	145	466
Additions for tax positions of current year	(336)	—	(243)
Additions for tax positions of prior years	(252)	—	—
Foreign currency translation	312	(82)	(37)
Balance, end of year	$(2,468)	$(2,192)	$(11,209)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

9.     Income Taxes (Continued)

On December 31, 2014 and December 31, 2013, the gross amount of unrecognized tax benefits was $2.5 million and $2.2 million, respectively, exclusive of interest and penalties. As of December 31, 2014 and December 31, 2013, if we were to prevail on all unrecognized tax benefits, $2.5 million and $2.2 million, respectively, would have benefited the effective tax rate.
The Company recognizes interest and penalties related to unrecognized tax benefits in provision for income taxes in the consolidated statements of operations. The Company had approximately $0.2 million, $0.2 million and $3.3 million in interest accrued at December 31, 2014, December 31, 2013 and December 31, 2012, respectively. Interest and penalties recognized in 2014, 2013 and 2012 were an expense of $0.1 million, an expense of $3.2 million and an expense of $0.4 million, respectively.
During the third quarter ended September 27, 2013, the statute of limitations expired for an uncertain tax position taken in a prior year. As a result, the Company recognized $9.0 million in previously unrecognized tax benefit and an additional $3.2 million related to the reversal of accrued interest and penalties associated with the position.
During the next 12 months, the Company does not expect to have any significant reversal of gross unrecognized tax benefits. The Company files income tax returns in the U.S. federal and state and local jurisdictions, and in the UK, Canada, the Netherlands, and France. Under the generally accepted statute of limitation rules, the Company is not subject to changes in income taxes by any taxing jurisdiction for years prior to 2010. In the fourth quarter of 2014, the Company received an assessment from the Dutch Taxing Authority regarding certain tax positions in its fiscal 2011 and 2012 tax filings. The assessment for fiscal years 2011 and 2012 totaled approximately $3.3 million and $3.5 million, respectfully. The Company has determined based on the facts and circumstances of the case that the Company’s position is more likely than not to be upheld on appeal.  Accordingly, the Company has not recorded a reserve for any potential liability as of December 31, 2014.
10.    Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income (loss) by component for the year ended December 31, 2014 were as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Total
Balance, beginning of period	$19,281	$(8,360)	$10,921
Other comprehensive (loss) income before reclassifications	276	(6,104)	(5,828)
Amounts reclassified from accumulated other comprehensive income (loss)	—	72	72
Net other comprehensive (loss) income	276	(6,032)	(5,756)
Balance, end of period	$19,557	$(14,392)	$5,165
Amounts reclassified from the defined benefit pension plan adjustments component of accumulated other comprehensive (loss) income were recorded in selling and general expenses within the condensed consolidated statement of operations. There were no net tax effects related to the reclassification as a result of the full valuation allowances in the U.S. and UK. The accumulated tax effect related to the defined benefit pension plan adjustments component of accumulated other comprehensive (loss) income was a provision of $0.3 million and $0.3 million as of December 31, 2014 and December 31, 2013. There are no tax impacts related to the foreign currency translation adjustment component of accumulated other comprehensive (loss) income as the earnings of subsidiaries are considered to be permanently invested.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

11.    Employee Benefit Plans

Retirement Plans

Defined Benefit

The Company maintains a non-contributory defined benefit pension plan covering substantially all U.S. hourly employees (the U.S. Plan) employed as of April 3, 2010. In addition, the employees at Euramax Coated Products Limited and Euramax Solutions (formerly Ellbee Limited) participate in a single employer pension plan (the UK Plan). The measurement date for the U.S. and UK plans is the last day of the fiscal year. The Company curtailed the accrual of participant benefits provided under the UK Plan effective March 31, 2009. This curtailment did not affect the timing for the payment of benefits earned under the UK Plan through the curtailment date. In January 2010, the Company's board of directors approved a motion to freeze future benefit accruals under the U.S. Plan. The impact on the Company's projected benefit obligation was not significant.
The following table sets forth the reconciliations of the change in projected benefit obligations and plan assets, the funded status of the Company's defined benefit plans and the amounts recognized in the Company's consolidated balance sheets:

	Year Ended
	December 31, 2014		December 31, 2013
	U.S.	UK	U.S.	UK
Change in benefit obligation:
Projected benefit obligation at beginning of year	$11,600	$50,029	$13,052	$48,215
Service cost	59	—	64	—
Interest cost	555	2,204	519	2,046
Actuarial loss (gain)	3,021	4,046	(1,648)	732
Benefits paid	(271)	(2,100)	(387)	(1,933)
Currency translation adjustment	—	(3,185)	—	969
Projected benefit obligation at end of year	14,964	50,994	11,600	50,029
Accumulated benefit obligation at end of year	14,964	50,994	11,600	50,029

Change in plan assets:
Fair value of plan assets at beginning of year	9,290	30,151	7,897	29,427
Actual gain (loss) on plan assets	475	1,150	1,744	(200)
Expected return on assets	—	1,861	—	1,661
Employer contributions	208	825	75	626
Administrative expenses	(60)	—	(39)	—
Benefits paid	(271)	(2,100)	(387)	(1,933)
Currency translation adjustment	—	(1,877)	—	570
Fair value of plan assets at end of year	9,642	30,010	9,290	30,151
Funded status	$(5,322)	$(20,984)	$(2,310)	$(19,878)

Amounts recognized in the consolidated balance sheets:
Other liabilities	$(5,322)	$(20,984)	$(2,310)	$(19,878)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

11.     Employee Benefit Plans (Continued)

Pre-tax amounts in accumulated other comprehensive income not yet recognized as components of net periodic pension cost are as follows:

	December 31, 2014	December 31, 2013
Net actuarial loss	$(14,069)	$(8,115)
Net amounts recognized in balance sheets	$(14,069)	$(8,115)

Amounts in accumulated other comprehensive income expected to be recognized as components of net periodic pension costs in 2015 are not significant.
Pre-tax amounts recognized in other comprehensive income consist of the following:

	Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	U.S.	UK	U.S.	UK	U.S.	UK
Net actuarial (loss) gain	$(3,344)	$(2,746)	$2,730	$(972)	$(743)	$1,483
Amortization of actuarial loss	—	72	292	36	252	92
Total recognized in other comprehensive income (loss)	$(3,344)	$(2,674)	$3,022	$(936)	$(491)	$1,575

The Company expects to contribute zero and $2.2 million to its U.S. and UK plans, respectively, during fiscal 2015.
Weighted average assumptions used in computing the benefit obligations are as follows:

	December 31, 2014		December 31, 2013
	U.S.	UK	U.S.	UK
Weighted-average assumptions
Discount rate	3.92%	3.65%	4.90%	4.50%

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

11.     Employee Benefit Plans (Continued)

Weighted average assumptions used in computing net periodic pension cost are as follows:

	Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	U.S.	UK	U.S.	UK	U.S.	UK
Weighted-average assumptions
Discount rate	4.90%	4.50%	4.01%	4.50%	4.40%	4.90%
Expected long-term rate of return on plan assets	8.00%	6.17%	8.00%	6.01%	8.00%	6.47%
Net periodic pension cost for the plans includes the following components:

	Year Ended
	December 31, 2014		December 31, 2013		December 31, 2012
	U.S.	UK	U.S.	UK	U.S.	UK
Components of net periodic pension cost
Service cost	$59	$—	$64	$—	$59	$—
Interest cost	555	2,204	519	2,046	513	2,371
Expected return on assets	(739)	(1,861)	(623)	(1,661)	(576)	(1,680)
Amortization of actuarial loss	—	76	292	36	252	92
Total Company defined benefit net periodic pension cost (income)	(125)	419	252	421	248	783
Multi-employer benefit expense	1,197	—	1,158	—	1,303	—
Multi-employer pension withdrawal penalty	—	—	—	—	39	—
Net periodic pension cost	$1,072	$419	$1,410	$421	$1,590	$783

The following table sets forth the actual asset allocation for the plans as of December 31, 2014, December 31, 2013, and December 31, 2012 and the target asset allocation for the plans:

	December 31, 2014		December 31, 2013		December 31, 2012		Target
	U.S.	UK	U.S.	UK	U.S.	UK	U.S.	UK
Equity securities	65%	—%	71%	—%	66%	—%	55%	—%
Debt securities	18%	40%	18%	36%	22%	36%	19%	35%
Cash and cash equivalents	2%	1%	1%	—%	1%	1%	3%	—%
Investment funds	15%	59%	10%	64%	11%	63%	23%	65%

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
The following table presents the fair value of the U.S. Plan pension assets classified under the appropriate level of fair value hierarchy as of December 31, 2014 and December 31, 2013:

	December 31, 2014				December 31, 2013
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents(a)	$241	$—	$—	$241	$88	$—	$—	$88
Equity securities
U.S Equities (b)	6,281	—	—	6,281	5,245	—	—	5,245
Global Equities (c)	542	—	—	542	1,298	—	—	1,298
Debt securities (d)	1,693	—	—	1,693	1,699	—	—	1,699
Investment funds (e)	885	—	—	885	960	—	—	960
Total U.S. Plan Assets	$9,642	$—	$—	$9,642	$9,290	$—	$—	$9,290

(a)	Cash and cash equivalents consists of a short term investment in marketable securities valued at cost.

(b)	U.S. equities consist of exchange traded funds valued at closing price on the active market which they are traded.

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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

11.     Employee Benefit Plans (Continued)

The following table presents the fair value of the UK Plan pension assets classified under the appropriate level of fair value hierarchy as of December 31, 2014 and December 31, 2013:

	December 31, 2014				December 31, 2013
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents (f)	$174	$—	$—	$174	$180	$—	$—	$180
Debt securities (g)	11,898	—	—	11,898	10,805	—	—	10,805
Investment Funds (h)	17,938	—	—	17,938	9,891	9,275	—	19,166
Total UK Plan Assets	$30,010	$—	$—	$30,010	$20,876	$9,275	$—	$30,151

(f)	Cash and cash equivalents consists of cash held in bank accounts and short term investments valued at cost.

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

Total benefit payments expected to be paid to participants from the plans are as follows:

	Expected Benefit Payments
	U.S.	UK
2015	$291	$1,669
2016	330	1,704
2017	368	1,810
2018	425	1,869
2019	475	1,908
2020 - 2024	3,440	11,013

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
Plan Contributions
The Company’s participation in these plans for the annual period ended December 31, 2014, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (EIN) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (PPA) zone status available in 2014 and 2013 is for the plan’s year-end as of December 31, 2013 and December 31, 2012, respectively. The zone status is based on information the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. This last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. The Company's contributions to the Teamsters Pension Trust Fund of Philadelphia and Vicinity have not exceeded 5% of total plan contributions for the fiscal years 2014, 2013 or 2012. The Company's contributions to the Warehouse Employees Local 169 and Employers Joint Pension Fund exceeded 5% in 2014, 2013 and 2012.

		Pension Protection Act Zone Status			Company Contributions (in thousands)
									Expiration of Collective Bargaining Agreement
Plan Name	EIN/Pension Plan Number	2014	2013	FIP/RP Status Implemented	2014	2013	2012	Surcharge Imposed
Teamsters Pension Trust Fund of Philadelphia and Vicinity (1)	23-1511735/001	Yellow	Yellow	Implemented	$248	$220	$213	No	12/31/2015
Warehouse Employees Local 169 and Employers Joint Pension Fund	23-6230368/001	Red	Red	Implemented	$949	$938	$955	Yes	12/31/2017
Total contributions					$1,197	$1,158	$1,168
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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

11.     Employee Benefit Plans (Continued)

Supplemental Executive Retirement Plan

The Company has a supplemental retirement plan for certain named members of management. At December 31, 2014 and December 31, 2013, the accrued liability for future benefits under the plan was $0.3 million and $0.2 million, respectively. This liability is recorded in other liabilities in the consolidated balance sheets. Benefits expense in 2014, 2013 and 2012 was not significant. Amounts recognized in or reclassified from other comprehensive income (loss) related to the Supplemental Executive Retirement Plan were not significant for 2014, 2013, or 2012.
Defined Contribution

The Company maintains two defined contribution retirement and savings plans for U.S. employees, which allow the employees to contribute a percentage of their pretax and/or after-tax income in accordance with specified guidelines. Historically, the Company matched a certain percentage of employee pre-tax contributions up to certain limits. Further, the plans provide for discretionary contributions by the Company based on years of service and age. The Company's match was suspended on October 1, 2014. The Company's expense in 2014, 2013 and 2012 was $0.4 million, $0.7 million and $0.6 million, respectively.
The Company also contributes to various defined contribution plans for European employees. Total contributions under these plans in 2014, 2013, and 2012 totaled $2.2 million, $2.2 million and $2.2 million, respectively.
Incentive Plans
The Company has an incentive compensation plan that covers key employees. The costs of the plan are computed in accordance with a formula that incorporates EBITDA (as defined in the plan) and return on average net assets. Compensation expense recorded under the plan in 2014, 2013, and 2012 was not significant.
In May 2011, the Company established the Phantom Stock Plan (the "Plan”) to provide a limited number of key employees a long term monetary incentive based on the financial condition and performance of the Company. The Plan allows for a maximum of 5,000 Phantom Shares, of which zero and 1,104 were granted during 2014 and 2013, respectively. Under the Plan, participants are granted Phantom Shares which entitle the participant to receive payments in cash which are determined based on the Company's earnings and outstanding debt as of the measurement date. In December 2012, the measurement date was amended from the original measurement date of December 31, 2013 to December 31, 2015. No other changes or amendments to the plan were made. Payments are to be made in two equal installments as of the last day of the first quarter of 2016 and 2017. Participants must be employed on the date of payout to be eligible for the cash reward. At each reporting date, the Company updates the liability related to this award based on grants, forfeitures, and other inputs, as applicable, which may result in recognition of additional expense or benefit. The Company determined as of December 31, 2013, the liability related to the Plan no longer met the probability threshold required by generally accepted accounting principles for recognition in the financial statements. As a result, previously recorded compensation expense of $2.4 million was reversed within selling, general, and administrative expenses during the fourth quarter of 2013. Total compensation expense related to the Plan recorded in fiscal year 2014 was zero and total compensation expense recorded in 2013 and 2012 were a benefit of $1.6 million and expense $0.3 million, respectively. As of December 31, 2014 and December 31, 2013, there is no associated liability reflected in the consolidated balance sheets. The Company believes payout related to the Plan is not probable.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

12.    Commitments and Contingencies

Minimum commitments under long-term non-cancelable operating leases, principally for equipment and facilities at December 31, 2014, were as follows:

2015	$10,760
2016	8,334
2017	7,134
2018	4,473
2019	2,389
Thereafter	6,117
$39,207
Rent expense under operating leases amounted to $12.0 million, $11.8 million, and $11.6 million for the years 2014, 2013, and 2012, respectively.
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
To ensure a margin on specific customer orders, the Company may commit to purchase aluminum ingot or coil at a fixed market price for future delivery. At December 31, 2014, such fixed price purchase commitments were approximately $7.4 million for 2015 sales. These contracts are for normal purchases and sales, and therefore are not required to be accounted for as derivatives.
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
Product Warranties
The Company provides warranties on certain products. The warranty periods differ depending on the product, but generally range from one year to limited lifetime warranties. The Company provides accruals for warranties based on historical experience and expectations of future occurrence. The warranty accrual is recorded in the consolidated balance sheets in the line items accrued expenses and other liabilities. Changes in the product warranty accrual are summarized follows:

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Balance, beginning of year	$5,326	$5,098	$5,050
Payments made or service provided	(3,190)	(3,480)	(2,849)
Warranty expense	1,996	3,639	2,948
Foreign currency translation	(162)	69	(51)
Balance, end of year	$3,970	$5,326	$5,098
Collective Bargaining
As of December 31, 2014, approximately 10.4% of the Company's labor force is represented by collective bargaining agreements and 31.7% of the labor force is represented by work councils. Additionally, as of December 31, 2014, the Company is party to no expired collective bargaining agreements that are currently being negotiated. Approximately 1.1% of the Company's labor force is covered by a collective bargaining agreement that will expire within one year.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

13.    Related-Party Transactions

Senior Unsecured Loan Facility
In March 2011, Euramax Holdings, Euramax International and certain of our domestic subsidiaries entered into the Senior Unsecured Loan Facility with investment funds affiliated with Highland Capital Management, L.P. and Levine Leichtman Capital Partners as lenders. During the second quarter of 2014, Levine Leichtman Capital Partners assigned its holdings in the Senior Unsecured Loan Facility to Credit Suisse Loan Funding LLC and Sound Point Capital Management L.P. The amount outstanding under the Senior Unsecured Loan Facility as of December 31, 2014, and the maximum amount outstanding during 2014, was $125 million. Total interest on the Senior Unsecured Loan Facility for 2014, 2013, and 2012 totaled $15.3 million, $15.3 million and $15.6 million, respectively. For a description of the terms of the Senior Unsecured Loan Facility, refer to Note 5 Long-Term Debt.
14.    Other Operating Charges

Other operating charges incurred by operating segment were as follows:

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
U.S. Residential Products	$487	$289	$590
U.S. Commercial Products	1,555	621	290
European Roll Coated Aluminum	360	497	683
European Engineered Products	1,567	5,472	3,406
Other non-allocated	2,390	2,286	1,456
Total other operating charges	$6,359	$9,165	$6,425
For the year ended December 31, 2014
Other operating charges are comprised of restructuring initiatives, facility closures, acquisition related costs and other operational initiatives. In 2014, the Company engaged a third party consulting firm to assist in the executive transition period and provide an assessment of its North American operations. As a result of the assessment, the Company took steps to rationalize its workforce and to invest in select value-creating officer roles. These actions led to the elimination of certain non-essential salaried positions in the Company's North America business segments and at its Corporate Headquarters in Norcross, GA. The Company believes the elimination of certain non-essential salaried positions in the Company's North America business will result in a more competitive platform that provides both meaningful operational and cost benefits. Total severance and related costs incurred in the year ended December 31, 2014 related to the work force rationalization totaled approximately $1.0 million and are recorded within other operating charges in the Company’s condensed consolidated statement of operations. Total severance on a segment basis is disclosed in the following paragraphs.
For the year ended December 31, 2014, other operating charges totaled $6.4 million and were primarily comprised of severance costs and legal and professional fees. Other non-allocated charges of $2.4 million were made up of severance and professional fees for consulting services during the executive transition period. Ongoing restructuring initiatives in the European Engineered Products segment totaled $1.6 million, including approximately $0.6 million of severance in the UK and $1.0 million of severance for various social programs in France. The remaining other operating charges were comprised of $0.8 million related to the write-off of assets recognized in prior periods for North America and $1.2 million in severance and relocation costs in the U.S. primarily related to the workforce rationalization and organizational initiatives to reduce operating costs and improve efficiencies. Total costs related to the workforce rationalization include $0.4 million in the Residential Products segment, $0.4 million in the Commercial Products segment, and $0.2 million in other non-allocated charges for corporate employees. The European Roll Coated Aluminum segment also incurred $0.4 million in severance and relocation associated with efforts to reduce operating costs and improve efficiencies.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

14.    Other Operating Charges (Continued)

For the year ended December 31, 2013
For the year ended December 31, 2013, other operating charges totaled $9.2 million. Other operating charges in the European Engineered Products segment totaled $5.5 million primarily related to the relocation and consolidation of multiple plant facilities in the UK into one operating facility. These costs included $1.9 million of severance and relocation, a $1.6 million loss on the sale of land and buildings, a $1.1 million impairment of capitalized software costs as a result of the decision to abandon the implementation of an Enterprise Resource Planning System that did not align with the Company's relocation and consolidation activities and $0.9 million represents severance for various social programs in France.
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
15.    Segment Information

The Company manages its business and serves its customers through reportable segments differentiated by product type, end market, and geography. Beginning in 2014, the Company has included net sales and the related cost of goods sold for certain commercial panels sold to customers in Residential markets within the U.S. Commercial Products Segment results. Previously, these products were included in the U.S. Residential Products Segment. The Company's 2013 and 2012 results have been adjusted to reflect this change in reportable segments.
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
The following table presents information about reported segments for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
2014
Net sales:
Third party	$279,954	$317,270	$192,494	$65,027	$—	$—	$854,745
Intersegment	845	126	586	—	—	(1,557)	—
Total net sales	$280,799	$317,396	$193,080	$65,027	$—	$(1,557)	$854,745
Income (loss) from operations	$20,656	$(1,346)	$12,555	$(768)	$(12,507)	$—	$18,590
Depreciation and amortization	$10,925	$10,075	$9,162	$1,564	$702	$—	$32,428
Capital expenditures	$1,316	$1,464	$1,565	$1,170	$1,818	$—	$7,333
Total assets (1)	$159,436	$114,321	$200,519	$48,904	$13,596	$—	$536,776

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

15.     Segment Information (Continued)

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
2013
Net sales:
Third party	$266,483	$301,976	$193,504	$64,709	$—	$—	$826,672
Intersegment	726	435	217	—	—	(1,378)	—
Total net sales	$267,209	$302,411	$193,721	$64,709	$—	$(1,378)	$826,672
Income (loss) from operations	$16,763	$(3,242)	$11,004	$(6,849)	$(10,658)	$—	$7,018
Depreciation and amortization	$11,820	$11,333	$9,509	$1,846	$591	$—	$35,099
Capital expenditures	$2,787	$2,016	$3,224	$1,612	$1,103	$—	$10,742
Total assets (1)	$163,773	$107,053	$228,514	$52,331	$20,302	$—	$571,973

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
2012
Net sales:
Third party	$258,937	$314,466	$196,087	$67,650	$—	$—	$837,140
Intersegment	951	519	519	—	—	(1,989)	—
Total net sales	$259,888	$314,985	$196,606	$67,650	$—	$(1,989)	$837,140
Income (loss) from operations	$19,319	$1,771	$9,208	$(6,586)	$(12,357)	$—	$11,355
Depreciation and amortization	$11,674	$10,774	$9,455	$2,480	$401	$—	$34,784
Capital expenditures	$1,495	$1,255	$2,275	$627	$1,488	$—	$7,140
Total assets (1)	$173,719	$115,525	$221,950	$55,898	$27,330	$—	$594,422

(1) Segment assets include cash, accounts receivable, inventories, other current assets, property, plant and equipment, goodwill, intangibles, and other long term assets. Other non-allocated assets include all corporate assets, as well as deferred taxes and income taxes receivable.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

15.     Segment Information (Continued)

The following table reflects revenues from external customers by markets for the periods indicated. Revenues from external customers by groups of similar products have not been provided as it is impracticable to do so.

		Year Ended
Customer/Markets	Primary Products	December 31, 2014	December 31, 2013	December 31, 2012
Original Equipment Manufacturers (OEMs)	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; windows and roofing; and composite building panels	$207,527	$199,213	$202,556
Home Improvement Retailers	Rain carrying systems, roofing accessories, windows, doors and shower enclosures	175,888	182,666	181,363
Industrial and Architectural Contractors	Standing seam panels and siding and roofing accessories	146,277	148,708	148,231
Rural Contractors	Steel and aluminum roofing and siding	142,544	135,296	144,398
Distributors	Metal coils, rain carrying systems and roofing accessories	98,761	88,300	91,505
Home Improvement Contractors	Vinyl replacement windows; metal coils; rain carrying systems; metal roofing and insulated roofing panels; patio and entrance doors; and awnings	49,771	40,645	35,674
Manufactured Housing	Steel siding and trim components	33,977	31,844	33,413
		$854,745	$826,672	$837,140

The following tables reflect net sales and long-lived asset information by geographic areas for the periods indicated:

	Net Sales
	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
United States	$588,593	$559,135	$564,254
The Netherlands	149,473	155,032	154,153
United Kingdom	75,529	69,433	72,699
France	32,520	33,748	36,886
Canada	8,630	9,324	9,148
	$854,745	$826,672	$837,140

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

15.     Segment Information (Continued)

	Long-Lived Assets
	December 31, 2014	December 31, 2013
United States	$53,042	$62,186
The Netherlands	30,554	37,367
United Kingdom	14,660	15,523
France	11,178	13,133
Canada	1,730	1,905
	$111,164	$130,114

Non-U.S. revenue is classified based on the country in which the legal subsidiary is domiciled. The Company's largest customer accounted for 12.4% of 2014, 13.5% of 2013 and 13.3% of 2012 net sales. Sales from this customer are included in the U.S. Residential Products and U.S. Commercial Products segments. As of December 31, 2014, this customer had an outstanding trade receivable balance of $5.9 million. No other customer represented greater than 6% of the Company's revenues in 2014, 2013, or 2012.
16.    Subsequent Events

On February 6, 2015 and March 23, 2015, Euramax Holding, Inc. (“Euramax” or the "Company") entered into the Ninth and Tenth Amendments (the “Amendments”), respectively, to the Amended and Restated Senior Secured Revolving Credit and Guaranty Agreement (the "ABL Credit Facility"). Borrowings under the revolving credit facility made available pursuant to the ABL Credit Facility are subject to a borrowing base limit and satisfaction of certain conditions. The borrowing base for the existing revolving credit facility includes, subject to notice by the Company and the satisfaction of certain other specified conditions, three mutually exclusive seasonal overadvance amounts, “Seasonal Overadvance (Type A)” in the amount of $15.0 million, “Seasonal Overadvance (Type B)” in the amount of $9.0 million and “Seasonal Overadvance (Type C)” in the amount of $6.0 million. Pursuant to the Amendments, the Company requested the addition of the “Seasonal Overadvance (Type B)” amount to the borrowing base, and the ABL Credit Facility was amended to, among other items, (i) provide for alternate conditions for the “Seasonal Overadvance (Type B)” amount, which will only apply during a specified period in fiscal year 2015, as further described below, (ii) condition availability of the “Seasonal Overadvance (Type A)” amount on the continued satisfaction of the applicable overadvance conditions relating thereto, as further described below, and (iii) amend the financial covenants to, among other things, change certain of the conditions governing when such financial covenants are applicable.
Pursuant to the Amendments, if the “Seasonal Overadvance (Type B)” conditions are not satisfied at any time during the period from January 26, 2015 through May 31, 2015, then the alternate “Seasonal Overadvance (Type B)” conditions shall apply instead during such period. Pursuant to the alternate “Seasonal Overadvance (Type B)” conditions, inclusion of the alternate “Seasonal Overadvance (Type B)” amount in the borrowing base shall be subject to, among other conditions, (i) the Company's demonstrating compliance with (A) a U.S. fixed charge coverage ratio for the most recently ended twelve-month test period of 0.85 to 1.00 and (B) a specified minimum consolidated adjusted EBITDA covenant for the most recently ended twelve-month period of $52.0 million, (ii) payment of a fee equal to 20.0% of the applicable seasonal overadvance amount (the “Seasonal Overadvance Fee) and (iii) other customary conditions.
In addition, the Amendments amended the ABL Credit Facility to condition availability of the “Seasonal Overadvance (Type A)” amount in the borrowing base on the continued compliance with the applicable overadvance conditions for such amount. Under the ABL Credit Facility the “Seasonal Overadvance (Type A)” amount is available to the Company from February 1 of each year through June 30 for calendar year 2015 and through May 31 of any other year (each, a “Type A Period”), subject to among other conditions (i) the Company's demonstrating compliance with a fixed charge coverage ratio covenant of 1.00 to 1.00, (ii) payment of the Seasonal Overadvance Fee (except to the extent already paid during such calendar year), (iii) other customary conditions and (iv) pursuant to the Amendment, continued compliance with the foregoing eligibility requirements with respect to any Type A Period, with the “Type A” seasonal overadvance amount being reduced to zero at any time such conditions fail to be satisfied during such Type A Period.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

16.     Subsequent Events (Continued)

The Amendment also (i) provides for the suspension of the testing of the fixed charge coverage ratio financial covenant in the ABL Credit Facility that is otherwise applicable during certain financial covenant testing periods at any time when the regular “Seasonal Overadvance (Type B)” conditions or the “Seasonal Overadvance (Type C)” conditions are satisfied, and (ii) provides for the suspension of the testing of the minimum consolidated adjusted EBITDA covenant that is otherwise applicable during certain financial covenant testing periods at any time when the regular “Seasonal Overadvance (Type B)” conditions and the “Seasonal Overadvance (Type C)” conditions are not satisfied.
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
The Indenture contains restrictive covenants that limit, among other things, the ability of Euramax International and certain of its subsidiaries to incur additional indebtedness, pay dividends and make certain distributions, make other restricted payments, make investments, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates, in each case, subject to exclusions, and other customary covenants. These restrictive covenants also limit Euramax's ability to transfer cash or assets to Euramax Holdings, whether by dividend, loan or otherwise.
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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

17.    Supplemental Guarantor Condensed Financial Information (Continued)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2014
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$4	$2,070	$—	$2,074
Accounts receivable, less allowance for doubtful accounts	—	39,607	40,722	—	80,329
Inventories, net	—	75,512	30,873	—	106,385
Income taxes receivable	—	235	1,499	—	1,734
Deferred income taxes	—	381	45	—	426
Other current assets	—	5,425	1,584	—	7,009
Total current assets	—	121,164	76,793	—	197,957
Property, plant, and equipment, net	—	53,042	58,122		111,164
Amounts due from affiliates	—	202,008	19,277	(221,285)	—
Goodwill	—	81,359	108,799	—	190,158
Customer relationships, net	—	16,826	9,489	—	26,315
Other intangible assets, net	—	6,495	—	—	6,495
Investment in consolidated subsidiaries	(167,335)	(5,318)	—	172,653	—
Other assets	—	2,883	1,804	—	4,687
Total assets	$(167,335)	$478,459	$274,284	$(48,632)	$536,776

Liabilities and Shareholders' (deficit) equity
Current liabilities:
Accounts payable	$—	$49,869	$28,977	$—	$78,846
Accrued expenses	—	16,284	9,225	—	25,509
Accrued interest payable	—	12,837	75	—	12,912
Deferred income taxes	—	—	895	—	895
Current portion of long -term debt	—	—	4,663	—	4,663
Total current liabilities	—	78,990	43,835	—	122,825
Long-term debt	—	534,852	—	—	534,852
Amounts due to affiliates	5,771	11,982	203,532	(221,285)	—
Deferred income taxes	—	10,468	5,426	—	15,894
Other liabilities	—	9,502	26,809	—	36,311
Total liabilities	5,771	645,794	279,602	(221,285)	709,882

Shareholders' (deficit) equity:
Common stock	196	—	21	(21)	196
Additional paid-in capital	724,562	661,673	199,453	(861,126)	724,562
Accumulated loss	(903,029)	(834,173)	(215,570)	1,049,743	(903,029)
Accumulated other comprehensive income	5,165	5,165	10,778	(15,943)	5,165
Total shareholders' (deficit) equity	(173,106)	(167,335)	(5,318)	172,653	(173,106)
Total liabilities & shareholders' (deficit) equity	$(167,335)	$478,459	$274,284	$(48,632)	$536,776

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

Liabilities and Shareholders' equity (deficit)
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

Shareholders' equity (deficit):
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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

17.    Supplemental Guarantor Condensed Financial Information (Continued)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2014
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$590,742	$271,527	$(7,524)	$854,745
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	—	508,022	225,250	(7,524)	725,748
Selling and general (excluding depreciation and amortization)	424	48,358	22,838	—	71,620
Depreciation and amortization	—	21,539	10,889	—	32,428
Other operating charges	—	4,432	1,927	—	6,359
Income (loss) from operations	(424)	8,391	10,623	—	18,590
Equity in earnings of subsidiaries	(58,855)	(5,328)	—	64,183	—
Interest expense	—	(54,078)	(1,440)	—	(55,518)
Intercompany interest income (expense)	—	18,033	(18,033)	—	—
Other (loss) income, net	—	(25,129)	1,976	—	(23,153)
Loss before income taxes	(59,279)	(58,111)	(6,874)	64,183	(60,081)
(Benefit from) provision for income taxes	—	744	(1,546)	—	(802)
Net loss	$(59,279)	$(58,855)	$(5,328)	$64,183	$(59,279)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE OPERATIONS
For the Year Ended December 31, 2014
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Total
Net loss	$(59,279)	$(58,855)	$(5,328)	$64,183	$(59,279)
Other comprehensive loss:
Foreign currency translation adjustment	276	276	276	(552)	276
Pension liability adjustment, net of tax	(6,032)	(6,032)	(2,674)	8,706	(6,032)
Total other comprehensive loss	$(5,756)	$(5,756)	$(2,398)	$8,154	$(5,756)
Total comprehensive loss	$(65,035)	$(64,611)	$(7,726)	$72,337	$(65,035)

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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

17.    Supplemental Guarantor Condensed Financial Information (Continued)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2014
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$—	$1,080	$(4,750)	$—	$(3,670)
Cash flows from investing activities:
Proceeds from sale of assets	—	776	9	—	785
Capital expenditures	—	(4,516)	(2,817)	—	(7,333)
Distribution from affiliate	—	2,189	—	(2,189)	—
Net cash used in investing activities	—	(1,551)	(2,808)	(2,189)	(6,548)
Cash flows from financing activities:
Net repayments on ABL Credit Facility	—	(1,137)	—	—	(1,137)
Net borrowings on European Credit Facilities	—	—	4,663	—	4,663
Deferred financing fees	—	(88)	—	—	(88)
Distribution to affiliate	—	—	(2,189)	2,189	—
Net cash provided by financing activities	—	(1,225)	2,474	2,189	3,438
Effect of exchange rate changes on cash	—	—	(123)	—	(123)
Net decrease in cash and cash equivalents	—	(1,696)	(5,207)	—	(6,903)
Cash and cash equivalents at beginning of year	—	1,700	7,277	—	8,977
Cash and cash equivalents at end of year	$—	$4	$2,070	$—	$2,074

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

17.    Supplemental Guarantor Condensed Financial Information (Continued)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2013
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash used in operating activities	$—	$(7,396)	$(2,919)	$—	$(10,315)
Cash flows from investing activities:
Proceeds from sale of assets	—	324	2,022	—	2,346
Capital expenditures	—	(5,829)	(4,913)	—	(10,742)
Distribution from affiliate	—	—	5,068	(5,068)	—
Net cash (used in) provided by investing activities	—	(5,505)	2,177	(5,068)	(8,396)
Cash flows from financing activities:
Net borrowings on ABL Credit Facility	—	18,270	—	—	18,270
Deferred financing fees	—	(175)	—	—	(175)
Distribution to affiliate	—	(5,068)	—	5,068	—
Net cash provided by financing activities	—	13,027	—	5,068	18,095
Effect of exchange rate changes on cash	—	—	(431)	—	(431)
Net (decrease) increase in cash and cash equivalents	—	126	(1,173)	—	(1,047)
Cash and cash equivalents at beginning of year	—	1,574	8,450	—	10,024
Cash and cash equivalents at end of year	$—	$1,700	$7,277	$—	$8,977

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

17.    Supplemental Guarantor Condensed Financial Information (Continued)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012
(in thousands)

	Parent	Issuer	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(539)	$4,524	$—	$3,985
Cash flows from investing activities:
Proceeds from sale of assets	—	1,317	4	—	1,321
Capital expenditures	—	(4,158)	(2,982)	—	(7,140)
Purchase of a business, net of cash acquired	—	(6,445)	—	—	(6,445)
Distribution from affiliate	—	—	(2,165)	2,165	—
Net cash used in investing activities	—	(9,286)	(5,143)	2,165	(12,264)
Cash flow from financing activities:
Net borrowings on ABL Credit Facility	—	8,280	—	—	8,280
Deferred financing fees	—	(8)	(26)	—	(34)
Distribution to affiliate	—	2,165	—	(2,165)	—
Net cash provided by (used in) financing activities	—	10,437	(26)	(2,165)	8,246
Effect of exchange rate changes on cash	—	—	(4,270)	—	(4,270)
Net (decrease) increase in cash and cash equivalents	—	612	(4,915)	—	(4,303)
Cash and cash equivalents at beginning of year	—	962	13,365	—	14,327
Cash and cash equivalents at end of year	$—	$1,574	$8,450	$—	$10,024

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share data)

18.    Quarterly Results of Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2014

Net sales	$169,904	$232,990	$239,942	$211,909
Cost of sales, excluding depreciation and amortization	146,971	193,077	202,160	183,540
Depreciation and amortization	8,202	8,251	8,142	7,833
Operating (loss) income	(5,010)	10,131	11,176	2,293
(Loss) income before income taxes	(18,579)	(4,299)	(16,775)	(20,428)
Net (loss) income	$(19,272)	$(3,116)	$(16,406)	$(20,485)

Year Ended December 31, 2013

Net Sales	$172,545	$229,861	$227,835	$196,431
Cost of sales, excluding depreciation and amortization	149,170	190,461	188,792	171,539
Depreciation and amortization	8,593	8,450	8,514	9,542
Operating (loss) income	(7,432)	9,884	8,687	(4,121)
(Loss) income before income taxes	(27,375)	(1,859)	3,177	(13,599)
Net loss (income)	$(28,116)	$(1,556)	$16,259	$(11,482)

The Company's interim reporting is based on a 4-4-5 week closing calendar. The first quarter of 2014 includes 1 less day and the fourth quarter of 2014 includes 1 additional day compared to the first and fourth quarter of 2013, respectively. The second and third quarters of 2014 and 2013 each include 13 weeks.

Schedule I—Condensed Financial Information

EURAMAX HOLDINGS, INC. (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEET
(in thousands, except share data)

	December 31, 2014	December 31, 2013
Assets
Investment in and advances to subsidiaries	$(167,335)	$(103,217)
Liabilities and shareholders' (deficit) equity
Interest and other payables	$—	$14
Amounts due to affiliates	5,771	5,332
Total liabilities	5,771	5,346
Shareholders' (deficit) equity:
Class A common stock—$1.00 par value; 600,000 shares authorized, 195,502 issued and outstanding in 2014 and 194,852 issued and outstanding in 2013	196	195
Class B convertible common stock—$1.00 par value; 600,000 shares authorized, no shares issued in 2014 and 2013	—	—
Additional paid-in capital	724,562	724,071
Accumulated loss	(903,029)	(843,750)
Accumulated other comprehensive income	5,165	10,921
Total shareholders' (deficit) equity	(173,106)	(108,563)
Total liabilities and shareholders' (deficit) equity	$(167,335)	$(103,217)

See accompanying notes.

Schedule I—Condensed Financial Information

EURAMAX HOLDINGS, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands)

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Costs and expenses:
General and administrative	$424	$668	$318
Interest expense	—	—	—
Loss before taxes and equity in net losses of subsidiaries	(424)	(668)	(318)
Provision for income taxes	—	—	—
Net loss before equity in net losses of subsidiaries	(424)	(668)	(318)
Equity in losses of subsidiaries, net of tax	(58,855)	(24,227)	(36,450)
Net loss	$(59,279)	$(24,895)	$(36,768)

See accompanying notes.

Schedule I—Condensed Financial Information

EURAMAX HOLDINGS, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF COMPREHENSIVE OPERATIONS
(in thousands)

	Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Net loss	$(59,279)	$(24,895)	$(36,768)
Other comprehensive (loss) income:
Foreign currency translation adjustment	276	(815)	80
Pension liability adjustments, net of tax	(6,032)	931	953
Total other comprehensive (loss) income	$(5,756)	$116	$1,033
Total comprehensive loss	$(65,035)	$(24,779)	$(35,735)

See accompanying notes

Schedule I—Condensed Financial Information

EURAMAX HOLDINGS, INC. (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

Year Ended
	December 31, 2014	December 31, 2013	December 31, 2012
Net cash provided by operating activities	$—	$—	$—
Net cash provided by investing activities	$—	$—	$—
Net cash provided by financing activities	$—	$—	$—
Supplemental cash flow information
Income taxes paid, net	$—	$—	$—
Interest paid, net	$—	$—	$—

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

Evaluation of disclosure controls and procedures
Our management, with the participation of both our Principal Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (December 31, 2014). Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) accumulated and communicated to our management, including the Principal Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow final decisions regarding required disclosures. Based on their evaluation of the Company's disclosure controls and procedures as of December 31, 2014, the Principal Executive Officer and CFO have concluded that the Company's disclosure controls and procedures were effective.
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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) entitled “Internal Control- Integrated Framework” (1992 Framework). Based on such assessment, our management concluded that as of December 31, 2014 our internal control over financial reporting was effective.

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

Effective March 20, 2015, Shyam Reddy, the Company’s Senior Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary, resigned from the Company. In connection with Mr. Reddy’s resignation, Mr. Reddy and the Company entered into a Separation and Release Agreement, effective as of March 20, 2015 (the “Separation Agreement”). The Separation Agreement provides that Mr. Reddy will be entitled to receive severance payments in the aggregate amount of $254,660 (less applicable taxes and withholdings).
Pursuant to the Separation Agreement, Mr. Reddy released and discharged the Company and its affiliates from all claims which Mr. Reddy now has or may later claim to have against the Company and its affiliates, whether known or unknown to him, resulting from anything that occurred prior to the effective date of the Separation Agreement. In addition, Mr. Reddy will be bound by the confidentiality obligations in the Separation Agreement and will also be subject to covenants prohibiting him from competing with the Company or soliciting employees or customers of the Company for a period of six months following the termination date of his employment with the Company.
Effective March 23, 2015, John Blount was appointed as Senior Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary of the Company. Biographical information for Mr. Blount is included in “Item 10. Directors, Executive Officers and Corporate Governance - Executive Officers and Directors.” In connection with Mr. Blount’s appointment, Mr. Blount and the Company entered into an Employment Agreement, dated March 23, 2015 (the “Employment Agreement”). The Employment Agreement provides that Mr. Blount will be entitled to a base salary of $325,000 and the target for his annual bonus with respect to fiscal year 2015 shall be at least 35% of his base salary. Under the Employment Agreement, Mr. Blount is also entitled to receive 500 shares of restricted stock in the Company. In the event that Mr. Blount’s employment is terminated by the Company without cause (as defined in the Employment Agreement), or Mr. Blount terminates his employment for good reason (as defined in the Employment Agreement), he will be entitled to receive as severance a continuation of his base salary for a period of 12 months following the termination of his employment.

Part III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following sets forth certain information with respect to the board of directors and executive officers of the Company as of March 26, 2015:

Name	Age	Title
Hugh Sawyer	60	President
Mary S. Cullin	49	Senior Vice President, Chief Financial Officer and Treasurer
R. Scott Vansant	53	Senior Vice President, Euramax North America
John F. Blount	44	Senior Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary
Jan Timmerman	49	Senior Vice President, Managing Director Europe
Michael D. Lundin	55	Chairman and Director
Timothy J. Bernlohr	55	Director
James G. Bradley	69	Director
Jeffrey A. Brodsky	56	Director
Trey B. Parker III	39	Director
Jake Tomlin	37	Director
Hugh Sawyer has been the interim president of Euramax Holdings since February 2014. Mr. Sawyer has been a managing director of Huron Consulting Group Inc. since January 2010. He leads the Operational Improvement Service Line for Huron's Business Advisory Practice. From August 2007 through January 2010, Mr. Sawyer served as president of Legendary Inc., a premier developer and operator of hospitality, resort, retail, marine and real estate businesses. He has more than 36 years of experience leading operational improvements, turnarounds and mergers and acquisitions for both public and private companies across a diverse group of industries. He has served as the president or chief executive officer of JHT Holdings Inc., Allied Holdings Inc., Aegis Communications Group Inc., National Linen Service Inc., The Cunningham Group Inc., and Wells Fargo Armored Service Corporation. Since 2012, Mr. Sawyer has served as a director of Edison Mission Energy Inc. and JHT Holdings Inc. Mr. Sawyer has served as a director of Energy Future Competitive Holdings Company LLC and Texas Competitive Electric Holdings Company LLC since 2013. He has previously served as a director of Allied Holdings Inc., Paradise Island Holdings Limited, Neff Equipment Rental Corporation, Hines Horticulture Inc., Spiegel Inc., Aegis Communications Group Inc., International Computex Inc., Phoenix Communications Inc. and Guardian Armor, Inc.
Mary S. Cullin has been the senior vice president, chief financial officer and treasurer of Euramax Holdings since October 2013. Previously, Ms. Cullin served as vice president of finance and shared services for Euramax International with responsibility for North America finance, accounting, information systems, credit and payroll activities. She joined Euramax International in 2008 as the director of financial planning and analysis and has served in various finance and accounting positions for the Company. Prior to joining Euramax International, Ms. Cullin was the divisional chief financial officer of HD Supply Lumber and Building Materials. Ms. Cullin has also held financial positions with The Home Depot and Flowers Foods, Inc. Ms. Cullin received her B.S. in Financial Management from Clemson University in 1987.
R. Scott Vansant has been the president of Euramax North America since May 2014. From October 2013 until May 2014, Mr. Vansant served as president of Euramax North America sales and marketing. Previously, Mr. Vansant served as the senior vice president, chief financial officer, and treasurer of Euramax Holdings since July 1998 and senior vice president and secretary of Euramax Holdings from September 1996 - March 2013. He joined Alumax in 1991. From 1995 to 1996, Mr. Vansant served as director of internal audit for Alumax. Mr. Vansant also served in various operational positions with Alumax Building Products, Inc., including serving as controller from 1993 to 1995 and branch manager from 1992 to 1993. Prior to 1991, Mr. Vansant worked as a certified public accountant for Ernst & Young LLP. Mr. Vansant received a BBA in Accounting from Mercer University.

John F. Blount has been the senior vice president, chief administrative officer, general counsel and corporate secretary of Euramax Holdings since March 2015.  Prior to joining Euramax Holdings, Inc., he served as president and chief executive officer of ASHINC Corporation, formerly known as Allied Systems Holdings, Inc., beginning in December 2013.  From February 2008 until December 2013, he served as senior vice president, chief administrative officer, secretary and general counsel of Allied Systems Holdings.  From January 2003 until February 2008, Mr. Blount served in various leadership positions within Allied Systems Holdings, including chief administrative officer, associate general counsel, and head of labor relations.  Since December 2013, Mr. Blount has served as a director of Allied Systems Holdings and all of its affiliated companies, prior to which he served as a director of various affiliates of Allied Systems Holdings.  Before joining Allied Systems Holdings, he practiced law with various firms in Atlanta, Georgia.  Mr. Blount received a B.A. in History from the University of Michigan and a J.D. from Emory University School of Law.
Jan Timmerman has been the senior vice president, president, managing director international since April 2014. From February 2012 until April 2014, Mr. Timmerman served as senior vice president, managing director Europe. Mr. Timmerman joined the Company as managing director of Euramax Coated Products, B.V. on October 1, 2010. Mr. Timmerman is an experienced international executive having spent over twenty years in various operations, marketing and general management positions with Philips Lighting Electronics. Immediately prior to joining Euramax Coated Products, B.V., Mr. Timmerman served as the CCO for Philips Consumer Lighting EMEA from 2007-2010. Mr. Timmerman earned his Masters of Science degree from the University of Twente in Enschede, Netherlands and has taken numerous executive training courses in international management, marketing and mergers and acquisitions from IMD in Lausanne, Switzerland and the Kellogg Graduate School of Management at Northwestern University in Chicago.
Michael D. Lundin has been a director of Euramax Holdings since July 2009 and became chairman of Euramax Holdings at that time. Mr. Lundin has also served on the audit committee since July 2009. Mr. Lundin was interim president and chief executive officer of Euramax Holdings from November 2013 to February 2014. Mr. Lundin is currently an operations partner in Resilience Capital Partners, a private equity firm focused on investments in companies in special situations. He is also Chairman of North Coast Minerals (an industrial minerals and logistics platform company fund) for Resilience Capital. Previously, Mr. Lundin was president and chief executive officer of the Oglebay Norton Company, a miner, processor, transporter and marketer of industrial minerals and aggregates, from December 2002 until February 2008, and was employed by Oglebay Norton since 2000. Oglebay Norton filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on February 23, 2004. Prior to joining Oglebay Norton, Mr. Lundin served as vice president and then president/partner of Michigan Limestone Operations, LP. Mr. Lundin earned a B.S. in Manufacturing Engineering and Product Development from the University of Wisconsin and an M.B.A. from Loyola Marymount University. Mr. Lundin is currently a director of Rand Logistics, Inc. and U.S. Concrete Inc. and, until 2013, was a director of Broder Bros., Co. and Avtron, Inc. He is also the chairman of the audit committee for Rand Logistics, Inc. Mr. Lundin brings to our board extensive corporate oversight and financial management expertise as well as strategic and financial transactional experience.
Timothy J. Bernlohr has been a director of Euramax Holdings since May 2014. Mr. Bernlohr is the founder and managing member of TJB Management Consulting, LLC, which specializes in providing project-specific consulting services to businesses in transformation, including restructurings, interim executive management and strategic planning services. Mr. Bernlohr founded the consultancy in 2005. Mr. Bernlohr is the former president and chief executive officer of RBX Industries, Inc., which was a nationally recognized leader in the design, manufacture, and marketing of rubber and plastic materials to the automotive, construction, and industrial markets. RBX was sold to multiple buyers in 2004 and 2005. Prior to joining RBX in 1997, Mr. Bernlohr spent 16 years in the International and Industry Products divisions of Armstrong World Industries, where he served in a variety of management positions. Mr. Bernlohr is the chairman of the board of directors of Champion Homes, Inc. and Contech Engineered Solutions. He also serves as lead director of Chemtura Corporation and as a director of Rock-Tenn Company, Atlas Air Worldwide Holdings, Inc., and Overseas Shipping Group. Mr. Bernlohr also serves as a director and is chairman of the compensation committees of Patriot Coal Company and Neenah Foundry, Inc. Within the last five years, he has served as a director of Smurfit Stone Container Corporation , Ambassadors International, Inc., WCI Steel, Aventine Renewable Energy, (Nasdaq-AVRW) and Cash Store Financial Services. Mr. Bernlohr is a graduate of The Pennsylvania State University. Mr. Bernlohr brings to our board extensive corporate oversight and compensation expertise as well as operational and strategic transactional experience.

James G. Bradley has been a director of Euramax Holdings since April 2010. Mr. Bradley retired in 2006 as chairman and chief executive officer of Wheeling-Pittsburgh Steel, a producer of steel sheet products such as hot rolled, cold rolled, hot dipped galvanized, electro-galvanized, black plate and electrolytic tinplate. Mr. Bradley became chief executive officer of Wheeling-Pittsburgh in 1998, prior to which he was vice president of operations. Mr. Bradley retired from Wheeling-Pittsburg Steel in 2006. Mr. Bradley received a B.S. in civil engineering from Carnegie Institute of Technology. Mr. Bradley provides our board with significant executive experience in the steel manufacturing industry.
Jeffrey A. Brodsky has been a director of Euramax Holdings since July 2009. Mr. Brodsky is currently a Managing Director of Quest Turnaround Advisors, LLC ("Quest"), a crisis and turnaround management consulting firm founded by Mr. Brodsky in 2000. He is also leading Quest's role as Liquidation Manager of the ResCap Liquidating Trust, as Plan Administrator of Adelphia Communications Corporation, and as Trust Administrator on behalf of the Adelphia Recovery Trust. Mr. Brodsky served as Chairman, President and CEO of PTV, Inc. until its dissolution in October 2010. Mr. Brodsky also currently serves as lead director of Broadview Networks Holdings, Inc. and as a director of Horizon Lines, Inc. He serves on the audit committee of both companies. He is a certified public accountant. Previously, Mr. Brodsky served as non-executive chairman and director of AboveNet, Inc. and as a director of PTV, Inc., Motor Coach International, Inc., EBG Holdings, LLC, Titan Energy Partners, LP, TVMAX, Inc., Morris Material Handling, Inc., Comdisco Holdings, Inc. and Hawaiian Airlines, Inc.  Mr. Brodsky's significant experience in the areas of accounting and finance and general business matters are important to the board's ability to review our financial statements, assess potential financings and strategies and otherwise supervise and evaluate our business decisions.
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
Jake Tomlin has been a director of Euramax Holdings since April 2014. Mr. Tomlin has been a Managing Director at Highland Capital Management, L.P. since 2006. Prior to his current role at Highland, Mr. Tomlin served as a Director and Senior Portfolio Analyst covering Paper & Packaging, Building Materials and Environmental Services on Highland’s Distressed & Special Situations investment team.  Prior to joining Highland, Mr. Tomlin worked as a Senior Consultant for PricewaterhouseCoopers. He received an MBA degree with distinction from the Kenan-Flagler Business School at the University of North Carolina and graduated with high honors from the Georgia Institute of Technology with a B.S. in Industrial Engineering. Mr. Tomlin provides our board with experience and knowledge in financial analysis and finance.
Board of Directors
The board of directors of the Company currently consists of six members. The seventh position, which is reserved for the president and chief executive officer, is currently vacant. The board of directors of Euramax Holdings has determined that a majority of its directors are independent under the applicable rules of the SEC and the NYSE. Specifically, the board of directors has determined that Messrs. Brodsky, Lundin, Bernlohr, and Bradley are independent. Each of the directors was elected to the board of directors in accordance with the stockholders' agreement between the Company and its stockholders. Directors are elected annually to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified.

Audit Committee.    The audit committee of the board of directors of Euramax Holdings is currently comprised of Messrs. Brodsky, Lundin and Tomlin. Mr. Brodsky is the chairman of the audit committee. The board of directors of Euramax Holdings has determined that each of the members of the committee is "financially literate" and that Mr. Brodsky qualifies as an "audit committee financial expert" within the meaning of the regulations adopted by the SEC. The audit committee has direct responsibility for the appointment, evaluation, retention, compensation and oversight of the work of our independent registered public accounting firm; the review of accounting principles of our Company; coordination of the board's oversight of our internal control over financial reporting; the review of policies governing related party transactions and approval of related party transactions; and the review of risk management policies and other compliance matters.
Compensation Committee.    The compensation committee of Euramax Holdings is currently comprised of Messrs. Bernlohr, Bradley and Parker. Mr. Bernlohr is the chairman of the compensation committee. The board of directors of Euramax Holdings has affirmatively determined that the directors on the committee meet the definition of "outside director" for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), and the definition of "non-employee director" for purposes of Section 16 of the Exchange Act. The principal responsibilities of the compensation committee are to establish policies and periodically determine matters involving executive compensation, review policies relating to the compensation and benefits of our employees, recommend changes in employee benefit programs and to administer equity-based incentive or compensation plans. See "Executive Compensation-Compensation Discussion and Analysis."
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
Code of Ethics
The Company has adopted a code of ethics that applies to its directors, officers (including its chief executive officer and chief financial officer) and employees. A copy of the code of ethics was filed as an exhibit to our Form 10-K for the fiscal year ended December 31, 2011 and is incorporated by reference into this report. A copy of the Company’s Code of Ethics is available on its website at www.euramax.com.

Item 11.	EXECUTIVE COMPENSATION

This section discusses the compensation of our current and former principal executive officers and principal financial officers during 2014. These executive officers are referred to in the Compensation Discussion and Analysis (the "CD&A") and the tables that follow as our "NEOs." Our NEOs with respect to fiscal year 2014 are Hugh Sawyer, Mary S. Cullin, R. Scott Vansant, Scott Anderson, Shyam K. Reddy, and Jan Timmerman. Mr. Sawyer, although an NEO, is not an employee of the Company. He is an employee of Huron Consulting Group Inc. (“Huron”) and is serving as the interim president under a consulting agreement between Huron and the Company entered into on February 22, 2014 (the "Huron Consulting Agreement"). Mr. Anderson’s employment with the Company terminated on May 2, 2014. Mr. Reddy resigned from the Company, effective March 20, 2015.
The CD&A is a discussion focusing on the policies, decisions and considerations with respect to the compensation of our NEOs during the 2014 fiscal year. Although the CD&A focuses on information relevant to NEO compensation during 2014, it also contains forward-looking statements that are based on current plans, considerations and expectations. However, determinations regarding the compensation of the NEOs that we adopt in the future may differ materially from currently planned programs summarized in the CD&A.

Compensation Discussion and Analysis
Executive Compensation Philosophy and Objectives
Our compensation philosophy is to provide a total compensation package that not only attracts and retains high caliber executive officers, but is also designed to align the goals of our executive officers with our corporate objectives and our stockholders' interests. The key elements of our executive compensation program, which are discussed in more detail below, are designed with this philosophy in mind. We intend to continue our existing practice of providing a competitive total compensation package that aims to share our success with our NEOs when stated objectives are met. The compensation committee of our board of directors is responsible for establishing, implementing and monitoring adherence with this compensation philosophy. Although this philosophy applies to the Company’s president and chief executive officer, it does not apply to Mr. Sawyer, our interim president, because he is a consultant employed by Huron who is providing services to the Company in an interim officer capacity as opposed to an employee employed by the Company. We are only paying consulting fees to Huron in exchange for Mr. Sawyer’s service as interim president. Accordingly, Mr. Sawyer is not eligible to receive cash compensation, annual bonuses, long-term incentives, or equity in the Company. The summary herein applies to the other NEOs and the president and chief executive officer position.
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

Total compensation should be competitive

We believe that our total compensation packages should be competitive so that we can attract, retain, and motivate talented executive officers who will help us outperform our competitors. To that end, in addition to the compensation offered to all of our NEOs, three of our NEOs have additional post-employment compensation that consists of severance benefits beyond what is offered in the Company’s policies. Our President of North America also has additional non-qualified defined contribution benefits.

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
Setting Executive Compensation

The compensation committee consists of three members of the board of directors, Messrs. Bernlohr, Bradley and Parker. Our board of directors has determined that each member of our compensation committee was and remains an outside director for purposes of Section 162(m) of the Code, a nonemployee director for purposes of Rule 16b-3 under the Exchange Act and an independent director as that term is defined under the rules of the NYSE.
Our compensation committee oversees our executive compensation program. In addition, the compensation committee conducts a review of and determines the amount and form of compensation for the executive officers, including the NEOs, at least annually. During the course of that review, the committee considers our compensation philosophy and objectives, the impact of each NEO on the results and success of the Company and the performance of the particular NEO (based on information provided by the CEO for the NEOs other than himself). In addition, the compensation committee considers recommendations by the CEO regarding the compensation of NEOs other than himself. Our CEO provides recommendations to the compensation committee with respect to total compensation, salary adjustments, annual cash incentive bonus targets, and equity incentive awards for the NEOs other than himself. The CEO’s recommendations regarding compensation are determined based on his evaluations of the other NEOs' performance and any compensation reports and surveys produced by compensation consultants retained by the compensation committee during the relevant time. The compensation committee gives significant weight to the CEO’s recommendations when determining the compensation of our NEOs. The compensation committee, meeting in executive session, determines the compensation of the CEO, including his annual incentive targets. As part of its annual NEO compensation review, the compensation committee determines financial objectives and target annual bonus amounts for the NEOs pursuant to our short-term incentive compensation plan. When setting the financial objects for such plans, the compensation committee also considers input of our CFO.
The compensation committee has the authority to engage the services of an independent compensation consultant, but did not do so for purposes of benchmarking or establishing the CEO or other NEO compensation in 2013 or 2014. In 2012, management utilized the Economic Research Institute (ERI) to benchmark the NEOs salary and total cash compensation and to update the market analysis provided by compensation consultants in previous years. The compensation committee may engage a compensation consultant in the future, from time to time, as it determines necessary.
Consistent with our past practice, we expect that going forward, the compensation committee will review NEO compensation on an annual basis, at the time of a promotion or other change in level of responsibilities, as well as when competitive circumstances or business needs may require. After considering all of the relevant information referred to above, the compensation committee approves NEO compensation packages that are consistent with our compensation philosophy, which is designed to achieve our compensation objectives and be competitive in our industry.
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

The primary elements of the compensation program for our NEOs are: (1) base salary; (2) performance-based cash incentives; (3) equity-based incentives; (4) termination benefits; (5) retirement benefits; (6) health and welfare benefits; and (7) certain additional executive perquisites. Base salary, performance-based cash incentives and long-term equity-based incentives comprise the largest portion of our NEOs' compensation. The primary objectives that each element of NEO compensation is intended to serve are as follows:

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

The annual base salaries in effect for each of our NEOs as of December 31, 2014 were as follows: Mr. Sawyer - $0; Ms. Cullin - $249,600; Mr. Vansant - $326,665; Mr. Reddy - $299,600; and Mr. Timmerman - $359,358. Ms. Cullin’s and Mr. Reddy’s end of year base salaries reflect the conversion of their respective car allowances into base salary. Mr. Timmerman's base salary includes an 8% holiday allowance as required under his employment agreement with the Company. Mr. Sawyer does not receive a base salary from the Company. Instead, the Company pays Huron professional consulting fees in exchange for Mr. Sawyer’s services as interim president. Pursuant to the Huron Consulting Agreement, the Company pays Huron for Mr. Sawyer’s services on an hourly basis based on the actual hours that he works at a rate of $750 per hour (which may be adjusted from time to time), subject to certain aggregate billing caps. The Huron Consulting Agreement provides that, during the initial ten-week period of the agreement, the hourly billing for all individuals providing services under the agreement is capped at $250,000 per month, with an aggregate cap during the ten-week period of $625,000. There is no cap on out-of-pocket direct expenses at any time or on hourly billing following the initial ten-week consulting period. Upon expiration of the initial ten-week period, the Board agreed, among other things, to continue engaging the services of Mr. Sawyer as interim president of the Company under the Huron Consulting Agreement, through extension and amendment of the February 22, 2014 engagement letter which stipulated a cost of $40,000 per week plus travel and other related business expenses, until Mr. Sawyer’s resignation or termination of his services under the Huron Consulting Agreement.
The NEOs' salaries are reviewed by the compensation committee annually, as well as at the time of a promotion or other change in level of responsibilities, or when competitive circumstances or business needs may require. Mr. Timmerman's salary was converted to U.S. dollars based on the average U.S. dollar to euro exchange rate for the year ended December 31, 2014, which was 1.3309.
Performance-Based Cash Incentives

From January 1, 2014 until August 2014, we maintained the Euramax International, Inc. Executive Incentive Plan (the "Bonus Plan"), which is an annual performance-based cash incentive bonus program in which eligible employees participate, for our NEOs. As further described below, our board of directors removed the NEOs from the Bonus Plan in August 2014 and placed them in a new Performance Incentive Plan (the “PIP”). The PIP then became the annual incentive program for the NEOs for 2014.
The Bonus Plan was created to attract and retain highly qualified executive talent and to motivate our NEOs to achieve our corporate objectives and it is designed to align the awards payable to participants with the achievement of our short-term corporate financial and operational goals. It is also designed to reward individual high performance. Under the Bonus Plan, corporate and individual performance objectives as well as target awards are established by the compensation committee (or the CEO if empowered by the compensation committee pursuant to the Bonus Plan) on an annual basis for each participant, including the NEOs. The Bonus Plan provides for payment of bonuses upon (i) the attainment of certain corporate financial and operational goals and (ii) the attainment of certain performance appraisal goals. Target bonuses under the Bonus Plan are expressed as a percentage of each NEO's annual base salary. Bonuses payable under the plan are paid as soon as practicable after completion of the Company’s audit and determination of the achievement of performance objectives by the compensation committee (or the CEO as delegated by the compensation committee).
On an annual basis and before January 31st of the relevant year, the compensation committee, with input from our CEO and CFO, sets the corporate performance goals based on an analysis of: (1) historical performance and growth rates; (2) income, expense and margin expectations; (3) financial results of other comparable businesses; (4) economic conditions; and (5) progress toward achieving our strategic plan. The corporate goals approved each year are designed to require significant effort and operational success on the part of our NEOs and the Company. During the course of the performance period, the compensation committee may, based on the recommendations of our CEO (with respect to our other NEOs), adjust such goals as they deem appropriate. In addition, also on an annual basis, the compensation committee, with input from the CEO other than for himself, determines the applicable target awards for the NEOs.

Target awards under the Bonus Plan are expressed as a percentage of base salary. The 2014 target awards for our NEOs were 35% of base salary for Ms. Cullin, 50% of base salary for Mr. Vansant, 35% of base salary for Mr. Anderson, 35% of base salary for Mr. Reddy, and 35% of base salary for Mr. Timmerman (exclusive of the aforementioned holiday pay). For fiscal year 2014, the threshold achievement level under the Bonus Plan for (i) each corporate goal was the achievement of 85% of the target goal and (ii) each individual goal was the achievement of a minimum individual performance rating of 3.25 on a 5.0 rating scale. Achievement of each corporate goal is calculated independently, and no payment shall be made with respect to any such goal unless 85% achievement of such goal is attained for the relevant year. However, no corporate award is paid to any participant if the Company fails to achieve a threshold of 85% of its EBITDA performance objective.  Achievement of the individual goal is determined via the Company’s performance appraisal process, and no individual performance based award is paid to any participant if the Company fails to achieve a threshold of 75% of its EBITDA performance objective. The compensation committee of the board of directors may, at its discretion, approve payments on a discretionary basis based on the achievement of some, but not all of the goals.
Upon achievement of 85% of a corporate goal, 40% of the NEOs' target bonus allocable to that particular goal would be payable. For each 1% of achievement above 85% achievement, bonuses payable would be increased by an additional 4% up to achievement of 100% of the corporate goals (at which level, target bonus would be paid). Each 1% of achievement above target would result in a 3.3% increase in the bonus payable up to achievement of 130% of the corporate goals (at which level, 200% of target bonus would be paid). Each 1% of achievement above 130% of the corporate goals would result in a 1% increase in the bonus payable. Beginning with fiscal year 2010, there have been no maximum awards under the Bonus Plan. The compensation committee decided to remove maximum award amounts because it believes that the Company benefits by providing the executive officers with an unlimited award potential based on achieving the best possible performance results for the Company. Accordingly, the only constraint on the corporate amount payouts under the Bonus Plan is the increased difficulty to achieve incremental results above the financial objectives established to be eligible for a target payout. In making this decision, the compensation committee considered the historical achievements of the Company, the payouts received by the NEOs, and the challenging nature of achieving incremental results above the target levels that already exist in the plan which will act as a limitation and provide reasonable payouts based on achievement of extraordinary results.
The corporate goals under the Bonus Plan for fiscal year 2014 were (1) operating income of the Company on a consolidated basis, determined in accordance with GAAP, before deducting interest, taxes, depreciation and amortization (“EBITDA”) and (2) reduction in working capital. The 2014 fiscal year corporate target goals under the Bonus Plan were as follows: achievement of $66,500,000 consolidated EBITDA and the achievement of 49.3 days of working capital. For each of the NEOs, 85% of the NEO's target award under the Bonus Plan was based on the consolidated EBITDA of the Company and 15% was based on achievement of working capital reduction goals.
The individual goals under the Bonus Plan for fiscal year 2014 were the following performance appraisal scores (on a scale of 1-5): 3.25 - 3.49 resulted in 85% of goal; 3.50 - 3.74 resulted in 90% of goal; 3.75 - 3.99 resulted in 95% of goal; and 4.00+ resulted in 100% of goal.
We believe that EBITDA and performance appraisal scores are appropriate measures of the Company's and our NEOs' success because they emphasize operating cash flow (which is important for meeting our debt service obligations), revenue performance, and improvements in our operating efficiency over the relevant period in which NEOs can have a significant impact, while also ensuring continued commitment and dedication to performance on the part of the NEOs during the entire year.  The Bonus Plan also provides that in the event of a change in control of the Company, participants in the plan are entitled to receive a pro-rata portion of their full target awards for the performance year during which the change in control of the Company occurs, assuming 100% achievement of the performance objectives.
In August 2014, the board of directors removed the NEOs from the Bonus Plan, in which the NEOs and other key employees of the Company ordinarily participate, and placed them in a new Performance Incentive Plan (the “PIP”), in order to focus the key officers of the Company (i) on the achievement of certain 2014 consolidated adjusted EBITDA targets for the second half of fiscal year 2014 and (ii) to position the Company for a successful refinancing event in 2015.
Mr. Sawyer was not eligible to participate in the PIP.

Target awards under the PIP were expressed as a percentage of base salary, which were subject to adjustment or proration per contractual arrangements, hire dates, and other reasons. Each NEO had the potential to earn an award for corporate financial performance from July 1, 2014 through December 31, 2014 (the “Measurement Period”), payable after the 2014 audit and no later than May 1, 2015, and an award for the successful completion of a refinancing transaction in 2015, payable upon consummation of a qualifying refinancing transaction in 2015.
The 2014 target awards associated with 2014 corporate financial performance for our NEOs were 35% of base salary for Ms. Cullin, 35% of base salary for Mr. Vansant, 35% of base salary for Mr. Reddy, and 35% of base salary for Mr. Timmerman, in each case, subject to any required contractual adjustments related to bonus calculation.  For fiscal year 2014, the target level under the PIP was the achievement of $33,465,000 in adjusted consolidated EBITDA for the period beginning on July 1, 2014 and ending on December 31, 2014.  Awards would increase in increments of .5% of base salary up to a maximum of 60% of base salary for achievement of adjusted consolidated EBITDA between $33,465,000 and $42,470,000 for the Measurement Period. The eligible NEOs could earn 60% of base salary for achievement of adjusted consolidated EBITDA of $42,470,000 for the Measurement Period. When combined with $25,451,000, which was the actual adjusted consolidated EBITDA achieved for the period beginning on January 1, 2014 and ending on June 27, 2014, the NEOs were provided an opportunity to begin earning an award at 88.6% of the adjusted consolidated EBITDA target approved by the board of directors for fiscal year 2014.
In fiscal year 2014, the Company did not achieve its threshold corporate financial performance objective during the Measurement Period.  Accordingly, the NEOs did not earn an award under the PIP or any other bonus program for fiscal year 2014.
Although adjusted consolidated EBITDA was used as the financial measure for fiscal year 2014, in the future the compensation committee may use other objective financial performance indicators for the bonus program for NEOs including, without limitation, the price of our common stock, shareholder return, return on equity, return on investment, return on capital, sales productivity, economic profit, economic value added, net income, operating income, gross margin, sales, free cash flow, working capital, earnings per share, operating Company contribution, EBITDA (or any derivative thereof) or market share.
For example, on January 22, 2015, our board of directors approved an employee retention compensation program (the “Retention Program”) for certain key employees of the Company, including the NEOs (other than the interim president). The Retention Program is intended to incentivize the eligible employees to remain employed with the Company through April 1, 2015 (the “First Bonus Date”) and also until the earlier of either September 15, 2015 or the completion of the Company’s plans to address the Company’s pending debt maturities (the “Second Bonus Date”).
Pursuant to the Retention Program, the NEOs are eligible to receive (i) a cash retention award on the First Bonus Date equal to approximately 35% of the participant’s annual compensation as of January 22, 2015 (subject to certain pro-rations and adjustments) as long as they remain employed with the Company on the First Bonus Date, and (ii) a second cash retention award equal to 50% of the participants’ annual base compensation as of September 30, 2015 on the Second Bonus Date if they remain employed with the Company on the Second Bonus Date. The second cash retention award replaces the PIP in its entirety.
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
The shares of restricted stock held by our NEOs vest in four equal installments on the first, second, third and fourth anniversaries of the date of grant. In addition, any unvested shares of restricted stock become fully vested in the event of a change in control of the Company (as defined in the Equity Plan) or a termination of any of the NEOs' employment by reason of their death or disability. In addition, upon a change in control of the Company, any shares that remain available for issuance under the Equity Plan will be issued to employees who are prior grantees, including the NEOs, on a pro-rata basis at or immediately prior to such change in control. In the alternative, the Company may issue to each such prior grantee, a cash payment equal to the fair market value of the portion of the available shares allocable to such grantee.
Retirement Plan Benefits

Our NEOs, with the exception of Mr. Timmerman and Mr. Sawyer, participate in the Company's U.S. qualified 401(k) retirement plan that is made available to employees generally. Pursuant to the plan, participants were eligible to receive partial employer matching contributions through September 30, 2014, at which point the Company suspended the employer matching program until further notice. In addition, Mr. Vansant, President of North America, participates in a non-qualified supplemental executive retirement plan, the Euramax Holdings, Inc. Amended and Restated Supplemental Executive Retirement Plan, which is described in more detail following the Pension Benefits table.
Mr. Timmerman participates in the Euramax Coated Products B.V. Swiss Life Pension Plan.
Termination Benefits
Employment Agreements
The Company entered into a Consulting Services Agreement with Huron on February 22, 2014, pursuant to which the Company retained the services of Mr. Sawyer as interim president, effective as of February 18, 2014. The consulting agreement generally sets forth the terms pertaining to fees, caps, expense reimbursement, and notice of termination, and indemnification.
The Company entered into an amended and restated employment agreement with Mr. Vansant in June 2009 and, in February 2014, entered into an employment agreement with Ms. Cullin. The employment agreements generally provide for base salary, an annual target bonus, participation in certain benefit plans and termination payments and benefits. The Company entered into a new employment agreement with Mr. Timmerman in September 2014 that is substantially similar to his prior agreement with the Company to reflect Mr. Timmerman’s management responsibilities over all of the European-based businesses. His new employment agreement provides for base salary (inclusive of a holiday allowance), as well as Mr. Timmerman’s participation in our performance-based cash incentive bonus program, our comprehensive group health insurance plan and other collective welfare and insurance plans. Mr. Timmerman’s employment agreement also provides for termination payments and benefits as well as post-termination restrictive covenants.
Additional detail with respect to the employment agreements is provided below in the narrative following the “Grants of Plan Based Awards” table and in the section titled “Potential Payments Upon Termination of Employment and a Change in Control.”

Severance Plan
Mr. Reddy is eligible to receive termination benefits under the Euramax International Severance Pay Plan (the "Severance Pay Plan"). Under the terms of the Severance Pay Plan applicable to any NEO not otherwise party to an employment agreement, upon certain terminations of employment, participants shall be paid 16 weeks of base salary plus an additional one week of base salary for each year of service up to a maximum total payment of 26 weeks of base salary, to be paid in a lump sum following the date that the release of claims described below becomes irrevocable by its terms. The termination payments and benefits and conditions of receipt of such payments and benefits are described below in the section titled “Potential Payments Upon Termination of Employment and a Change in Control”. Mr. Reddy resigned from the Company, effective March 20, 2015.
Additional Benefits and Perquisites
We provide our NEOs with certain personal benefits and perquisites that the compensation committee believes are reasonable and essential to our ability to remain competitive in the general marketplace in attracting and retaining executive talent. Such benefits include car allowances or leased car benefits, Company-paid life and disability insurance premiums, medical benefits and relocation benefits. The personal benefits and perquisites provided to our NEOs in 2014 are described below in a footnote to the All Other Compensation column of the Summary Compensation Table. The compensation committee, in its discretion, may change the personal benefits and perquisites provided to the NEOs.
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

Summary Compensation Table

The following table shows the compensation earned by our NEOs during the fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)(7)	Stock Awards ($) (8)	Non-Equity Incentive Plan Compensation ($)(9)	Change in Pension Value ($)(10)	All Other Compen-sation ($)(11)	Total ($)
Michael D. Lundin (1)	2014	25,000	—	—	—	—	—	25,000
President and CEO
Hugh Sawyer (2)	2014	—	—	—	—	—	—	—
President
Mary S. Cullin	2014	243,692	—	—	—	—	16,306	259,998
Senior Vice President, CFO, and Treasurer	2013	203,538	—	118,500	—	—	15,375	337,413
R. Scott Vansant (3)	2014	326,665	—	—	—	45,294	29,000	400,959
Senior Vice President, Euramax North America (former CFO)	2013	324,930	—	—	—	—	29,053	353,983
	2012	320,250	25,000	—	—	48,365	31,074	424,689
Shyam K. Reddy (4)	2014	293,692	—	—	—	—	21,196	314,888
Senior Vice President, General Counsel and Corporate Secretary	2013	223,077	8,150	474,000	—	—	21,961	727,188
Jan Timmerman (5)	2014	359,358	52,236	—	—	—	94,910	506,504
Senior Vice President Europe and Managing Director Europe	2013	330,466	53,120	—	—	—	100,059	483,645
	2012	298,470	26,560	313,600	—	—	100,441	739,071
Scott Anderson (6)	2014	105,038	—	—	—	—	7,846	112,884
Senior Vice President - Operations	2013	285,219	—	—	—	—	29,569	314,788
	2012	279,100	25,000	57,700	—	—	19,345	381,145
_______________________________________

(1)
Mr. Lundin served as interim president and chief executive officer from November 8, 2013 through February 17, 2014. At the request of the board of directors, the Company made a $25,000 discretionary payment to Mr. Lundin, chairman of the board of directors, for serving as interim president and CEO. Mr. Lundin received $100,000 in director’s fees in 2014. These are disclosed in the table under the heading “Compensation of Directors.”

(2)
Mr. Sawyer, managing director at Huron, was named interim president of the Company on February 22, 2014, effective as of February 18, 2014, under that certain consulting services agreement between the Company and Huron dated as of February 22, 2014. The Company was obligated to pay Huron for Mr. Sawyer’s services on an hourly basis based on the actual hours that he worked at a rate of $750 per hour (which may be adjusted from time to time), subject to the caps for aggregate billing. The Company is also obligated to reimburse Huron for out-of-pocket direct expenses actually incurred by Mr. Sawyer; subject to the Company’s travel and business expense policy. During the initial ten-week period of the Agreement, the hourly billing for all individuals providing services under the Agreement was capped at $250,000 per month, with an aggregate cap during the ten-week period of $625,000. There was no cap on out-of-pocket direct expenses at any time or on hourly billing following the initial ten-week consulting period. While providing services pursuant to the Agreement, Mr. Sawyer was entitled to the same paid time off as he would receive if he were an employee of the Company, subject to certain limitations. Upon expiration of the initial ten-week period, our board of directors agreed, among other things, to continue engaging the services of Mr. Sawyer as interim president of the Company through extension and amendment of the February 22, 2014 engagement letter, which stipulated a rate of $40,000 per week plus out-of-pocket direct expenses actually incurred, until Mr. Sawyer’s resignation or termination of his services under the Huron Consulting Agreement.

(3)
Mr. Vansant was named senior vice president, president of Euramax North America on April 28, 2014. Prior to that, he served as the senior vice president for sales and marketing of Euramax North America.

(4)
Mr. Reddy was named senior vice president, chief administrative officer, general counsel and corporate secretary of the Company on April 28, 2014. Prior to that, he served as senior vice president, general counsel and corporate secretary of the Company. Mr. Reddy resigned from the Company, effective March 20, 2015.

(5)
Mr. Timmerman was named senior vice president, president, managing director international on April 28, 2014. Prior to that, he served as senior vice president, managing director Europe. All compensation amounts for Mr. Timmerman have been converted to U.S. dollars at the average exchange rate for the fiscal year ended December 31, 2014, which was 1.3309.

(6)	Mr. Anderson resigned from the Company, effective May 2, 2014.

(7)
The compensation committee provided discretionary bonuses for certain NEOs for reasons other than meeting the threshold corporate performance objectives under the Bonus Plan for fiscal years 2012 and 2013.

(8)
Reflects the grant date fair value of the restricted stock awards granted to the NEOs, calculated pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 718 ("FASB ASC Topic 718"). Assumptions used in the calculation of these amounts are included in Note 8 to our 2014 audited financial statements.

(9)
Reflects any amounts earned under the PIP with respect to the 2014 fiscal year and the Bonus Plan for the 2013 and 2012 fiscal years. No amounts were earned by the NEOs because the threshold corporate performance objectives for such years were not achieved.

(10)
Reflects the aggregate change in the actuarial present value of the accumulated benefits of Mr. Vansant during fiscal years 2014, 2013, and 2012 under the Euramax Holdings, Inc. Amended and Restated Supplemental Executive Retirement Plan.

(11)The amounts reflected in this column for fiscal year 2014 include the following:

Name	Payments Upon Termination of Employment	Health Benefits ($)(a)	Executive Life Insurance ($)(b)	Car and Cell Phone Allowance ($)	Company Contribution to Defined Contribution Plan ($) (c)
Michael D. Lundin	—	—	—	—	—
Hugh Sawyer	—	—	—	10,774	—
Mary S. Cullin	—	5,981	747	8,593	2,647
R. Scott Vansant	—	8,268	986	12,606	3,580
Scott Anderson	—	4,712	67	3,124	1,575
Shyam Reddy	—	11,212	896	8,798	3,195
Jan Timmerman (d)	—	—	—	36,000	58,910
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

(b)	Amounts represent the annual premiums paid by the Company for executive life and long term disability insurance of our NEOs.

(c)	Mr. Sawyer received the use of a Company vehicle in lieu of being reimbursed for the use of a rental car under the Company’s consulting agreement with Huron.

(d)
Mr. Timmerman is a participant in the Euramax Coated Products Swiss Life Pension Plan, which is a group, not an individual plan. The Plan is administered and fully insured by Zwitserleven, a Dutch insurance Company. All premiums are fully paid by the Company directly to Zwitserleven based on a set rate table that considers factors such as number and age of participants and compensation levels.  Euramax has no obligation other than the premium contributions which are made to the Plan. Zwitserleven bears the risk that life expectancy increases and Zwitserleven is fully responsible for investment results related to the Plan. Euramax does not participate in any benefit or loss from the investment results. All other NEOs, except for Mr. Sawyer and Mr. Lundin, are eligible participants in the U.S. 401(k) plan. Amounts shown represent Company contributions to those plans from January 1, 2014 through September 30, 2014. The Company suspended all Company contributions after September 30, 2014 until further notice.

Grants of Plan-Based Awards

	Estimated Future Payouts Under Non-Equity Plan Awards (1)			All Other Stock Awards: Number of Shares of Stock (#) (3)	Grant Date Fair Value of Stock Awards ($)
Name	Threshold ($)(2)	Target ($)	Grant Date
Michael D. Lundin	—	—	—	—	—
Hugh Sawyer	—	—	—	—	—
Mary S. Cullin	87,362	149,764	—	—	—
R. Scott Vansant	114,329	195,993	—	—	—
Shyam Reddy (5)	104,860	179,760	—	—	—
Jan Timmerman (4)	103,254	177,008	—	—	—
_______________________________________

(1)
Includes annual bonus opportunities for 2014. The threshold payout under the PIP was 35% of base compensation and the target payout under the PIP was 60% of base compensation, in each case, subject to certain adjustments and based on the achievement of certain adjusted consolidated EBITDA performance targets during the period beginning on July 1, 2014 and ending on December 31, 2014 (the “Measurement Period”).

(2)
The threshold and target corporate financial performance goals for the Measurement Period under the PIP were $33,465,000 and $42,470,000 adjusted consolidated EBITDA, respectively.  We believe that adjusted consolidated EBITDA is an appropriate measure of the Company's and our NEOs' success because it emphasizes operating cash flow (which is important for meeting our debt service obligations), revenue performance, and improvements in our operating efficiency over the relevant period in which NEOs can have a significant impact, especially in light of our impending debt maturities.

(3)	No shares of restricted stock were granted during 2014.

(4)	Amounts were translated to U.S. dollars using the average exchange rate for 2014, which was 1.3309.

(5)	Mr. Reddy resigned from the Company, effective March 20, 2015.
Employment Agreements

On June 12, 2009, we entered into an amended and restated employment agreement with Mr. Vansant, our senior vice president, Euramax North America, and former senior vice president, chief financial officer and treasurer. This employment agreement provided for a two-year initial term (commencing June 12, 2009 for Mr. Vansant), with day-to-day extensions of the term thereafter unless and until the Company or the executive provides at least 60 days' notice of non-renewal. The employment agreement provides for an initial annual base salary, which was $305,000. In addition, the employment agreement provides that Mr. Vansant is eligible to participate in our performance-based cash incentive bonus program, with a target annual bonus equal to 50% of his base salary. Mr. Vansant is also eligible to participate in benefit plans in which our other senior executives participate. In addition, his employment agreement provides for certain payments and benefits in the event of a termination of his employment under specific circumstances. Such termination payments and benefits and conditions to receipt of such payments and benefits are described below in the section titled “Potential Payments Upon Termination of Employment and a Change in Control.”

On July 1, 2014, we entered into an employment agreement with Mr. Timmerman, our senior vice president, president, managing director international, which replaced the employment agreement we entered into with him on September 21, 2010 (but effective on October 1, 2010). The employment agreement is entered into for an indefinite period of time and will terminate in any event by operation of law, without notice being required, on the last day of the month in which Mr. Timmerman reaches the age of 65, or the day on which he reaches the retirement age in accordance with the applicable pension scheme, whichever date occurs first. The employment agreement provides for an annual base salary of EUR 270,012, which includes a holiday allowance equal to 8% of the gross annual salary. In addition, the employment agreement provides that Mr. Timmerman is eligible to participate in our performance-based cash incentive bonus program, with a target annual bonus equal to 35% of his gross annual salary net of his holiday allowance. Mr. Timmerman is also eligible to participate in the comprehensive group health insurance plans and other collective welfare and insurance plans. If Mr. Timmerman is prevented from providing services as a result of illness, he will be entitled, unless provided otherwise in the Dutch Civil Code and as long as this employment agreement remains in effect, to 100% of his annual salary for a period of one year. If he remains ill and prevented from providing services for more than one year, he will be entitled, unless provided otherwise in the Dutch Civil Code and as long as the employment agreement remains in effect, to 70% of his annual salary for an additional period of one year. In addition, his employment agreement provides for certain payments in the event of a termination of his employment under specific circumstances. Such termination payments and conditions to receipt of such payments and benefits are described below in the section titled “Potential Payments Upon Termination of Employment and a Change in Control.”
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
On February 22, 2014, we entered into a consulting agreement (the “Huron Consulting Agreement”) with Huron Consulting Services LLC (“Huron”), pursuant to which Huron made Mr. Sawyer available to serve as our interim president. The Huron Consulting Agreement requires us to pay Huron for Mr. Sawyer’s services on an hourly basis based on the actual hours that he works at a rate of $750 per hour (which may be adjusted from time to time), subject to the caps for aggregate billing. We are also responsible for reimbursing Huron for typical and reasonable out-of-pocket direct expenses actually incurred by Mr. Sawyer (and other personnel made available by Huron pursuant to the Huron Consulting Agreement), subject to our travel and business expense policy. During the initial ten-week period of the Huron Consulting Agreement, the hourly billing for all individuals providing services under the agreement is capped at $250,000 per month, with an aggregate cap during the ten-week period of $625,000. There is no cap on out-of-pocket direct expenses at any time or on hourly billing following the initial ten-week consulting period. While providing services pursuant to the Huron Consulting Agreement, Mr. Sawyer is entitled to the same paid time off as he would receive if he were an employee of the Company, subject to certain limitations. Upon expiration of the initial ten-week period, our board of directors agreed, among other things, to continue engaging the services of Mr. Sawyer as interim president of the Company under the Huron Consulting Agreement, without any change to Mr. Sawyer’s hourly billing rate, until Mr. Sawyer’s resignation or termination of his services under the agreement. Our board of directors may terminate the Huron Consulting Agreement at any time without notice or penalty subject to the payment of any earned, but unpaid, fees or incurred expenses and Huron may terminate the agreement for any reason on 30 days’ prior written notice.
Mr. Vansant, Ms. Cullin, and Mr. Timmerman are the only NEOs who are party to employment agreements with the Company. Mr. Sawyer is the only NEO who is either directly or indirectly party to a consulting agreement with the Company.

Outstanding Equity Awards at Fiscal Year-End
The table below sets forth certain information regarding the outstanding equity awards held by our NEOs as of December 31, 2014.

		Restricted Stock Awards and Restricted Stock Units
Name	Year Granted	Number of Shares of Stock that Have Not Vested (#)(1)	Market Value of Shares of Stock that Have Not Vested ($)(2)
Michael D. Lundin	2014	—	—
Hugh Sawyer	2014	—	—
Mary S. Cullin	2013	225	90,900
	2012	50	20,200
R. Scott Vansant	2011	25	10,100
Shyam Reddy (3)	2013	750	303,000
Jan Timmerman	2012	200	80,800
	2011	25	10,100
_______________________________________

(1)
The above reflects outstanding restricted stock awards and restricted stock units that have not vested as of December 31, 2014. All shares of restricted stock awards and units held by our NEOs vest in four equal installments on the first, second, third and fourth year anniversaries of the date of grant. In addition, any unvested shares of restricted stock awards and restricted stock units become fully vested in the event of a change in control of the Company (as defined in the Equity Plan) or a termination of any of the NEOs' employment by reason of their death or disability.

(2)
The market value of restricted stock awards and units held by our NEOs has been calculated by multiplying the number of shares of restricted stock held by each NEO as of December 31, 2014 by the fair market value of a share of Company common stock as of such date, which was determined internally by the Company.

(3)	Mr. Reddy resigned from the Company, effective March 20, 2015.

Stock Vested During Fiscal Year 2014
The table below sets forth certain information regarding restricted stock held by our NEOs that vested during fiscal year 2014.

Name	Number of Shares of Stock That Became Vested (#)	Value Realized on Vesting ($)(1)
Hugh Sawyer	—	—
Mary Cullin	100	40,175
R. Scott Vansant	25	9,875
Shyam Reddy (2)	250	98,750
Jan Timmerman	250	100,000

(1)
The value realized upon the vesting of shares of restricted stock awards and units held by our NEOs has been calculated by multiplying the number of shares of restricted stock that became vested by the fair market value of a share of Company common stock on the vesting date, which was determined internally by the Company.

(2)	Mr. Reddy resigned from the Company, effective March 20, 2015.

Pension Benefits

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
Hugh Sawyer	—	—	—	—
Mary Cullin	—	—	—	—
R. Scott Vansant	Euramax Holdings, Inc. Amended and Restated Supplemental Executive Retirement Plan	24	276,614	—
Shyam Reddy (2)	—	—	—	—
Jan Timmerman	—	—	—	—
_______________________________________

(1)
The valuation method used to calculate these amounts was the Projected Unit Credit Method. Material assumptions applied in determining these amounts were a discount rate of 2.84% and an assumed retirement age of 65, the earliest time at which Mr. Vansant may retire under the plan without any benefit reduction due to age.

(2)	Mr. Reddy resigned from the Company, effective March 20, 2015.

We maintain the Euramax Holdings, Inc. Amended and Restated Supplemental Executive Retirement Plan ("SERP"), a separate supplemental non-qualified pension plan in which Mr. Vansant participates. The SERP provides for a lump sum benefit that is the equivalent of an amount payable in the form of a life annuity starting at age 65 of $46,000 per year. Mr. Vansant is currently 53 years old. Benefits under the plan are not vested until Mr. Vansant attains age 55, or, if earlier, upon his total and permanent disability, death, or a change in control of the Company. Payment of benefits under the plan are paid upon retirement, disability, death or upon a termination of Mr. Vansant's employment by the Company upon the occurrence of a change in control of the Company or by Mr. Vansant within one year of a change in control if there has been a material reduction in duties or compensation or authority or if he has been required to relocate from Atlanta, Georgia ("Constructive Termination"). If benefits become payable before the executive attains age 65, only a specified percentage of the benefit will be payable, which percentage increases from 50% at age 55 to 96% at age 64.
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

i.
A pro-rata portion of his annual bonus, calculated based on the number of days worked in the year in which termination occurs, at a level at least equal to 50% of his actual bonus for the relevant year;

ii.
Lump sum payment equal to two times the sum of (A) his base salary in effect 30 days prior to termination and (B) 50% of his annualized base salary for the fiscal year in which the date of termination occurs; and

iii.
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
Jan Timmerman
In the case of Mr. Timmerman, pursuant to his employment agreement, if at any time the Company (or the relevant corporate body of the Company, as the case may be) terminates Mr. Timmerman’s employment agreement, he will be entitled to a lump sum payment in an amount equal to the product of the Cantonal Court Formula with a correction factor of C=1, but with a minimum amount equal to (a) the annual total salary (EUR 270,012) and (b) the average bonus for the last 3 calendar years preceding the termination of the employment agreement, provided that;

i.
said compensation may not exceed the income to which Mr. Timmerman would have been entitled if he had remained in the employment of the Company from the date of termination until reaching the age of 65 or the retirement age as provided in his employment agreement; and

ii.
if a court awards any compensation to Mr. Timmerman as a result of proceeding on the basis of Articles 7.681 or 7.685 of the Dutch Civil Code, the amount of such award will be deducted from the amount of compensation to which he is entitled to under this provision.

Pursuant to his employment agreement, Mr. Timmerman has also agreed to customary restrictions with respect to the disclosure and use of our confidential information. All intellectual property rights pertaining to any creation, discovery or invention by Mr. Timmerman whether or not made by him independently, connected to the activities or either the Company or an enterprise affiliated therewith will accrue to the Company, irrespective of whether the creation, discovery or invention took place during or outside working hours and irrespective of whether Mr. Timmerman's position either directly or indirectly entails creative, exploratory or inventive work, including the creation of intellectual property. This provision also applies to creations, discovery and inventions as described above made within a period of one year following the termination of Mr. Timmerman's employment agreement. Unless otherwise provided for by law, Mr. Timmerman will not acquire any right to be identified as the creator, discoverer or inventor of any such intellectual property. In addition, for a period of twelve months following the termination of this employment agreement, Mr. Timmerman will not, without the prior written permission of the Company, in any form or way undertake any activities that are the same as, or similar to, the activity of the Company or enterprise or affiliated therewith, in the Netherlands and in those countries where the Company and/or enterprises affiliated with the Company traded and/or manufactured products and/or provided services at the time the employment agreement is in effect. During the term of the employment agreement as well as for a period of two years after the termination of the employment agreement, Mr. Timmerman will refrain from either directly or indirectly;

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

Mr. Reddy is eligible to receive termination benefits as a participant under the Severance Pay Plan for similarly situated employees not otherwise party to an employment agreement. Under the terms of the Severance Pay Plan applicable to Mr. Reddy as in effect as of December 31, 2014, upon an involuntary termination of employment by the Company due to a job elimination or restructuring caused by a merger, acquisition, divestiture, unit shutdown, departmental consolidation, technological change or similar business reason, as determined by the Company ("Qualifying Termination"), Mr. Reddy shall be paid 16 weeks of base salary plus an additional one week of base salary for each year of service up to a maximum total payment of 26 weeks of base salary, to be paid in a lump sum following the date that the release of claims described below becomes irrevocable by its terms. For purposes of the Severance Pay Plan, payment amounts shall be calculated on the basis of Mr. Reddy’s position and base salary immediately prior to the Qualifying Termination of employment and "base salary" shall be deemed to mean Mr. Reddy’s base salary in effect at that time excluding any bonuses, awards, overtime, premiums, expense reimbursements, etc. Receipt of severance under the Severance Pay Plan is subject to execution of an agreement that contains a general release of any and all claims arising out of or related to his employment with us and the termination of his employment as well as restrictive covenants regarding solicitation or hiring of our employees as well as solicitation of our customers, in each case, which govern for two years following the termination of his employment. The agreement also contains confidentiality and non-disparagement covenants of infinite duration. Mr. Reddy resigned from the Company, effective March 20, 2015.
In the event of a termination of the employment of our NEOs by the Company for cause or by the NEOs' voluntary resignation without good reason, none of the NEOs would be entitled to receive severance benefits or payments from the Company.

The table below quantifies the payments and benefits that our NEOs would be entitled to receive upon the termination of their employment under various circumstances, in each case, assuming such termination of employment occurred as of December 31, 2014. The information below does not incorporate the terms of any agreement entered into after December 31, 2014.
Termination Payments

		Severance ($)		Continuation of Benefits ($)		Acceleration of Equity ($)(8)	SERP Benefit ($)		Total ($)
Termination without Cause	M. Cullin	249,600	(1)	8,251	(6)	—	—		257,851
	R. S. Vansant	816,638	(2)	32,538	(7)	—	—		849,176
	S. Reddy	—		—		—	—		—
	J. Timmerman	359,359	(3)	—		—	—		359,359
Qualifying Termination	M. Cullin	—		—		—	—		—
	R. S. Vansant	—		—		—	—		—
	S. Reddy	97,946	(4)	—		—	—		97,946
	J. Timmerman	—		—		—	—		—
Resignation for Good Reason	M. Cullin	249,600	(1)	8,251	(6)	—	—		257,851
	R. S. Vansant	816,638	(2)	32,538	(7)	—	—		849,176
	S. Reddy	—		—		—	—		—
	J. Timmerman	—		—		—	—		—
Death or Disability	M. Cullin	—		—		111,100	—		111,100
	R. S. Vansant	—	(5)	—		10,100	276,614	(9)	286,714
	S. Reddy	—		—		303,000	—		303,000
	J. Timmerman	—		—		90,900	—		90,900
Retirement	M. Cullin	—		—		—	—		—
	R. S. Vansant	—		—		—	—		—
	S. Reddy	—		—		—	—		—
	J. Timmerman	—		—		—	—		—
_______________________________________

(1)	These amounts include 12 months of base compensation in effect immediately prior to termination, which is required under Ms. Cullin’s employment agreement.

(2)
These amounts include two times the sum of (a) his base salary in effect 30 days prior to termination and (b) 50% of his annualized base salary, which is required under Mr. Vansant's employment agreement. No amount has been included with respect to a pro-rata bonus because no amounts were earned under the Bonus Plan during fiscal year 2014.

(3)
This amounts reflects the severance payable to Mr. Timmerman pursuant to his employment agreement in the event of a qualifying termination. Mr. Timmerman would be paid his current salary plus the average of payments under the Bonus Plan for the last three years. This amount was converted from euros to U.S. dollars using the average exchange rate for the year ended December 31, 2014, which was 1.3309.

(4)
These amounts reflect the severance payable to Mr. Reddy pursuant to the Severance Pay Plan in the event of a Qualifying Termination (as defined herein). Based on his years of service, Mr. Reddy would be paid 17 weeks of severance.

(5)
Under Mr. Vansant's employment agreement, the Company is not obligated to pay him any severance in the event of a termination by reason of death or disability. However, the Company may choose to pay him all or a portion of the bonus payable for the year in which termination occurs, at the Company's discretion. No amounts with respect to the bonus have been included here because no bonuses were earned with respect to fiscal year 2014.

(6)
These amounts reflect the cost to the Company, as of December 31, 2014, of providing continuation of medical insurance benefits for Ms. Cullin and her qualified beneficiaries for 12 months following the termination date, which is required under Ms. Cullin’s employment agreement (unless she becomes eligible for medical benefits from a subsequent employer).

(7)
These amounts reflect the cost to the Company, as of December 31, 2014, of providing continuation of coverage under the Company's insurance plans for Mr. Vansant and his qualified beneficiaries for 24 months, at the rates paid by other senior executives, which is required under Mr. Vansant's employment agreement.

(8)
The value of the accelerated vesting of restricted stock held by our NEOs has been calculated by multiplying the number of shares of restricted stock held by each NEO as of December 31, 2014 by the fair market value of a share of Company common stock as of such date, which was determined internally by the Company.

(9)
In the event of a termination by reason of death or disability, Mr. Vansant's benefits under the SERP would become vested such that the benefit payable in connection with such event would be equal to the benefits paid to him had they attained age 55. As a result, these amounts reflect the present value as of December 31, 2014 of the amounts that would be payable to Mr. Vansant under the SERP upon a termination upon attainment of age 55. In the event of the retirement of Mr. Vansant on December 31, 2014, no amounts would be payable under the SERP because he is younger than age 55 as of such date.

Change in Control Benefits

In the event of a change in control of the Company, the vesting of the shares of restricted stock that have been granted to our NEOs would become accelerated. In addition, any shares that remain available for issuance under the Equity Plan will be issued to prior grantees, including the NEOs, on a pro-rata basis at or immediately prior to such change in control. In the alternative, the Company may issue to each prior grantee, a cash payment equal to the fair market value of the portion of the available shares allocable to such grantee. In addition, Mr. Vansant's retirement benefits under the SERP would become vested upon a change in control of the Company. The below table quantifies the value of such benefits, assuming such change in control occurred as of December 31, 2014.

Name	Pro-Rata Annual Bonus ($)	Value of Accelerated Vesting of Restricted Stock & Value of Additional Pro-Rata Restricted Stock Grants ($)(1)	SERP Benefit ($)(2)
Hugh Sawyer	—	—	—
Mary S. Cullin	—	170,916	—
R. Scott Vansant	—	114,713	276,614
Shyam Reddy	—	433,235	—
Jan Timmerman	—	225,610	—
_______________________________________

(1)
The value of the accelerated vesting of restricted stock held by our NEOs has been calculated by multiplying the number of shares of restricted stock held by each NEO as of December 31, 2014 by the fair market value of a share of Company common stock as of such date, which was determined internally by the Company. In addition, these amounts also include the value of the pro-rata share of additional awards of restricted stock that would be granted to each of our NEOs pursuant to the Equity Plan in connection with the change in control, based on a $404 per share fair market value as of December 31, 2014.

(2)
In the event of a change in control, benefits of Mr. Vansant pursuant to the SERP would become vested such that the benefits payable to him under the SERP be equal to the benefits paid to him had he attained age 55. However, note that a change in control is only a vesting event under the plan, not a payout event. Such benefits would be paid out upon a Constructive Termination of Mr. Vansant's employment. This amount assumes that a change in control and Constructive Termination have occurred and reflect the present value as of December 31, 2014 of the amounts that would be payable to Mr. Vansant under the SERP in these circumstances upon attainment of age 55, applying a discount rate of 2.84%.

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
Compensation of Directors

The table below sets forth information regarding the compensation earned by our non-employee directors during fiscal year 2014.

Name	Fees Earned or Paid In Cash ($)(1)	Stock Awards ($)(2)	Total ($)
James G. Bradley	89,000	—	89,000
Jeffrey A. Brodsky	87,500	—	87,500
Michael D. Lundin	125,000	—	125,000
Alvo M. Oddis (3)	27,247	—	27,247
Timothy J. Bernlohr (4)	55,411	500	55,411
Jake Tomlin (5)	—	—	—
Trey B. Parker III	—	—	—
Brian T. Stewart (6)	—	—	—
Steven Hartman (7)	—	—	—
_______________________________________

(1)
Amounts in this column include the following fees: an annual fee of $50,000 for each director with the exception of Messrs Parker, Stewart, Hartman, and Tomlin; an additional fee of $15,000 for the chairman of the board of directors; an additional fee of $10,000 for the chairs of each of the audit committee and compensation committee; and an additional fee of $5,000 for directors serving on the compensation or audit committee. These fees are pro-rated for partial years of service. In addition, directors receive a $2,000 fee for each meeting attended, and a $1,000 fee for each meeting attended telephonically. Mr. Lundin also received a $25,000 discretionary payment for his service as interim president and CEO of the Company from November 8, 2013 to February 18, 2014.

(2)
As of December 31, 2014, Messrs. Lundin, Bradley, Brodsky and Oddis have no remaining unvested shares of restricted stock and Mr. Bernlohr held 500 unvested shares of restricted stock. Mr. Bernlohr’s restricted stock award vests in four equal installments on each anniversary of the grant date of August 6, 2014. In addition, any shares of restricted stock held by our directors would become fully vested in the event of a change in control of the Company (as defined in the Equity Plan) or a termination of any of the director's service on the board of directors by reason of their death or disability.

(3)	Mr. Oddis resigned from the board of directors, effective as of April 21, 2014.

(4)	Mr. Bernlohr was appointed to the board of directors, effective as of May 23, 2014.

(5)	Mr. Tomlin was appointed to the board of directors, effective as of April 21, 2014.

(6)	Mr. Stewart resigned from the board of directors, effective as of February 3, 2014.

(7)	Mr. Hartman was appointed to the board of directors, effective as of February 3, 2014, and resigned from the board of directors, effective as of March 26, 2014.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information as of March 25, 2015 regarding beneficial ownership of the common stock of Euramax Holdings by:

•	each of the directors of Euramax Holdings;

•	each of the executive officers of Euramax Holdings;

•	each stockholder known by us to beneficially hold five percent or more of the common stock of Euramax Holdings; and

•	all of the executive officers and directors of Euramax Holdings as a group.

The Company had 195,827 shares of common stock issued and outstanding as of March 25, 2015. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Unless indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Shares Beneficially Owned
Name and Address	Number	Percent
Credit Suisse Securities (USA) LLC 11 Madison Avenue, New York, NY 10010	63,790.3	32.57%
Highland Capital Management, L.P. 300 Crescent Court, Suite 700, Dallas, TX 75201	50,998.1	26.04%
Sound Point Capital Management, LP 375 Park Avenue, New York, NY 10152	16,624.2	8.49%
Credit Suisse Alternative Capital, Inc. 11 Madison Avenue, New York, NY 10010	14,958.6	7.64%
R. Scott Vansant (1)	7,140.3	3.65%
Jan Timmerman (2)	875	*
Michael D. Lundin	500	*
Timothy J. Bernlohr	—	—
Jeffrey A. Brodsky	500	*
James G. Bradley	500	*
John F. Blount	—	—
Mary S. Cullin (3)	350	*
Trey B. Parker III	—	—
Jake Tomlin	—	—
Hugh Sawyer (4)	—	—
All directors and executive officers, as a group (11 persons)	10,365.3	5.29%
_______________________________________

* Less than 1%
1.Does not include approximately 25 shares of granted but unvested restricted stock awards.
2.Does not include approximately 125 shares of granted but unvested restricted stock awards.
3.Does not include approximately 250 shares of granted but unvested restricted stock awards.
4.Mr. Sawyer is not a participant in the Company’s equity programs.

The following table summarizes information, as of December 31, 2014, relating to equity compensation plans of Euramax Holdings pursuant to which grants of restricted stock, or certain other rights to acquire shares of Euramax Holdings may be granted from time to time.

Equity Compensation Plan Information
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding restricted shares [1]	Weighted-average exercise price of outstanding options, warrants and rights [2]	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,312.5	N/A	823.0
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,312.5		823.0

[1]
Includes shares issuable pursuant to the Euramax Holdings, Inc. Executive Incentive Plan (the "Plan"). Under the Plan, the Company reserved 21,737 restricted shares of Class A Common Stock for issuance to selected officers, directors and other key employees. The Company has granted a total of 21,100 shares of restricted stock and 4,750 shares of restricted stock units under the Plan, which vest ratably over four years based upon continued employment or immediately upon a change in control or termination of employment by reason of death or disability.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This section describes related party transactions that have occurred since January 1, 2014, and any currently proposed transactions, that involve Euramax Holdings or its subsidiaries and exceed $120,000, and in which any director, executive officer and/or 5% stockholder had or has a direct or indirect material interest.
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

The stockholders agreement imposes transfer restrictions that control the manner in which the stockholders of Euramax Holdings may transfer their shares of common stock of Euramax Holdings as well as certain tag-along, drag-along and preemptive rights with respect to the equity securities of Euramax Holdings. The preemptive rights do not apply in connection with a public offering. The stockholders agreement also provides that the board of directors of Euramax Holdings shall be comprised of seven members. The agreement provides that stockholders holding the following amounts or more of the Company’s outstanding stock shall be entitled to appoint the applicable number of directors to the board of directors of Euramax holdings: (i) 57.2% or more (4 directors); (ii) 42.9% to 57.1% (3 directors); (iii) 28.6% to 42.8% (2 directors); or (iv) 14.3% to 28.5% (1 director); provided that, notwithstanding the foregoing, if on the date the annual meeting of stockholders of Euramax Holdings is held, (i) Highland institutional holds at least 14.3% of the outstanding common stock of Euramax Holdings, it shall be entitled to appoint one director and (ii) Highland retail holds at least 11% of the outstanding common stock it held in June 2009 upon the execution of the stockholders agreement, it shall be entitled to appoint one director.

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
Senior Unsecured Loan Facility
In March 2011, Euramax Holdings, Euramax International and certain of our domestic subsidiaries entered into the Senior Unsecured Loan Facility with investment funds affiliated with Highland Capital Management, L.P. and Levine Leichtman Capital Partners, as lenders. During the second quarter of 2014, Levine Leichtman Capital Partners assigned its holdings in the Senior Unsecured Loan Facility to Credit Suisse Loan Funding LLC and Sound Point Capital Management L.P. The amount outstanding under the Senior Unsecured Loan Facility as of the date of this report, and the maximum amount outstanding during 2014, was $125 million. For a description of the terms of the Senior Unsecured Loan Facility, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Senior Unsecured Loan Facility."

Policies for Review and Approval of Related Party Transactions
In 2012, we adopted a formal Related Party Transaction Policy, which we amended in January 2015. The policy is designed to monitor and ensure the proper review, approval, ratification and disclosure of related party transactions at the corporate and board levels. The policy applies to any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness), or any series of similar transactions, arrangements or relationships, in which the Company or a subsidiary (including any entity in which the Company or any subsidiary has a 50% or greater interest in voting power or profits) is a participant; the aggregate amount involved exceeds $120,000; and a related party has a direct or indirect material interest. On an annual basis and in furtherance of the Company’s efforts to strengthen its compliance programs, each director and executive officer must complete a questionnaire which is designed in part to capture information needed to identify related parties. A person who is nominated or proposed for election as a director or an executive officer must also complete a questionnaire as soon as practical after his or her nomination as a director or proposal for election as an executive officer. The Office of the Corporate Secretary, in consultation with management, is responsible for determining whether a transaction meets the requirements of a related party transaction requiring review under the policy, including whether the related party has a material interest, based on a review of all facts and circumstances, including information provided in the annual director and officer questionnaires. If the Office of the Corporate Secretary determines that a transaction is a related party transaction requiring review by the audit committee, it must submit the material facts respecting the transaction and the related party’s interest in such transaction to the audit committee for review. In its review, the audit committee must consider all of the relevant facts and circumstances respecting such transaction, and shall evaluate all options available to the Company, including ratification, revision or termination of the transaction, and shall take the course of action the audit committee deems appropriate under the circumstances. In any event, the audit committee can only approve a related party transaction that is beneficial to the Company and the terms of the related party transaction are in, or are not opposed to, the best interests of the Company and its stockholders. There have been no related party transactions of a material nature during fiscal years 2012, 2013, or 2014 which were not approved by the audit committee or board of directors.
Director Independence
The board of directors of the Company has determined that Messrs. Bernlohr, Brodsky, Lundin and Bradley are independent within the rules of the SEC and NYSE.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents by category of service the total fees for services rendered by Ernst & Young LLP, the Company’s principal accountant, for the years ended December 31, 2014 and 2013.

	2014	2013
Audit Fees	$1,214,800	$1,125,750
Tax Fees (1)	310,700	327,200
All Other Fees (2)	$1,995	$1,995
	$1,527,495	$1,454,945

(1)	Includes tax compliance services in certain foreign locations.

(2)	All other fees in 2014 and 2013 include a subscription for access to an accounting research tool.

Pre-Approval Policies and Procedures
The audit committee annually engages and pre-approves the audit and audit-related services provided by the independent registered public accounting firm, for the following year, to assure that the provision of such services does not impair the auditor’s independence. All allowable non-audit services are regularly required to be specifically identified and submitted to the audit committee for approval.
For 2014, the audit committee discussed the non-audit services with Ernst & Young LLP and management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC and Public Accounting Oversight Board. Following such discussions, the audit committee determined that the provision of such non-audit services by Ernst & Young LLP was compatible with maintaining their independence.

Part IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1. Financial Statements:

Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets — December 31, 2014 and December 31, 2013.
Consolidated Statements of Operations — Years ended December 31, 2014, December 31, 2013 and December 31, 2012.
Consolidated Statements of Comprehensive Operations — Years ended December 31, 2014, December 31, 2013 and December 31, 2012.
Consolidated Statements of Changes in Equity (Deficit) — Years ended December 31, 2014, December 31, 2013 and December 31, 2012.
Consolidated Statements of Cash Flows — Years ended December 31, 2014, December 31, 2013 and December 31, 2012.
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

See Exhibit Index beginning on page 155 of this report.

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
Executive Employment Agreement, dated September 21, 2010, by and between Euramax Holdings, Inc. and Jan Timmerman (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K (File No. 333-05978) filed with the SEC on March 28, 2014)

10.21	†
Transition Services Agreement by and among Euramax Holdings, Inc., Euramax International, Inc. and Mitchell
Lewis, dated November 5, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 333-05978) filed with the SEC on November 8, 2013)

10.22	†
Consulting Services Agreement, dated February 22, 2014, by and between Euramax Holdings, Inc. and Huron Consulting Group LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 333-05978) filed with the SEC on February 24, 2014)

10.23
Fifth Amendment to the Amended and Restated Senior Secured Revolving Credit and Guaranty Agreement, dated March 21, 2014, by and among Euramax International, Inc., as borrower, Euramax Holdings, Inc. and Amerimax Richmond Company as guarantors, Regions Bank, as Collateral and Administrative Agent and Regions Business Capital, as Sole Lead Arranger and Bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 333-05978) filed with the SEC on March 25, 2014)

10.24
Sixth Amendment to the Amended and Restated Senior Secured Revolving Credit and Guaranty Agreement, dated May 8, 2014, by and among Euramax International, Inc., as borrower, Euramax Holdings, Inc. and Amerimax Richmond Company as guarantors, Regions Bank, as Collateral and Administrative Agent and Regions Business Capital, as Sole Lead Arranger and Bookrunner (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 333-05978) filed with the SEC on May 9, 2014)

10.25
Seventh Amendment to the Amended and Restated Senior Secured Revolving Credit and Guaranty Agreement, dated December 8, 2014, by and among Euramax International, Inc., as borrower, Euramax Holdings, Inc. and Amerimax Richmond Company as guarantors, Regions Bank, as Collateral and Administrative Agent and Regions Business Capital, as Sole Lead Arranger and Bookrunner (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 333-05978) filed with the SEC on December 11, 2014)

10.26
Ninth Amendment to the Amended and Restated Senior Secured Revolving Credit and Guaranty Agreement, dated February 6, 2015, by and among Euramax International, Inc., as borrower, Euramax Holdings, Inc. and Amerimax Richmond Company as guarantors, Regions Bank, as Collateral and Administrative Agent and Regions Business Capital, as Sole Lead Arranger and Bookrunner

10.27
Tenth Amendment to the Amended and Restated Senior Secured Revolving Credit and Guaranty Agreement, dated March 23, 2015, by and among Euramax International, Inc., as borrower, Euramax Holdings, Inc. and Amerimax Richmond Company as guarantors, Regions Bank, as Collateral and Administrative Agent and Regions Business Capital, as Sole Lead Arranger and Bookrunner

10.28	†	Euramax Holdings, Inc. Employee Retention Plan, dated January 22, 2015.

Exhibit Number		Description
10.29	†	Executive Employment Agreement, dated March 23, 2014, by and between Euramax International, Inc. and John F. Blount.
10.30	†	Separation Agreement, effective March 20, 2015, by and between Euramax International, Inc. and Shyam Reddy.
12.1		Computation of Earnings to Fixed Charges
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

Date: March 26, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hugh E. Sawyer	President (Principal Executive Officer)	March 26, 2015
Hugh E. Sawyer

/s/ Mary S. Cullin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2015
Mary S. Cullin

/s/ Michael D. Lundin	Chairman of the Board of Directors	March 26, 2015
Michael D. Lundin

/s/ Timothy J. Bernlohr	Director	March 26, 2015
Timothy J. Bernlohr

/s/ James G. Bradley	Director	March 26, 2015
James G. Bradley

/s/ Jeffrey A. Brodsky	Director	March 26, 2015
Jeffrey A. Brodsky

/s/ Lee B. Parker, III	Director	March 26, 2015
Lee B. Parker, III

/s/ Jake Tomlin	Director	March 26, 2015
Jake Tomlin