Form 10-Q
period 2015-04-03
Euramax Holdings, Inc.
filed 2015-05-14
CIK 1026743

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2015
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

There were 195,877 shares of the registrant’s common stock, par value $1.00 per share, issued and outstanding as of May 13, 2015, none of which are publicly traded.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements (unaudited)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 3, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,868	$2,074
Accounts receivable, less allowances of $1,268 and $1,522, respectively	88,357	80,329
Inventories, net	110,648	106,385
Income taxes receivable	1,897	1,734
Deferred income taxes	424	426
Other current assets	7,750	7,009
Total current assets	210,944	197,957
Property, plant and equipment, net	104,037	111,164
Goodwill	180,659	190,158
Customer relationships, net	22,754	26,315
Other intangible assets, net	6,365	6,495
Deferred income taxes	179	—
Other assets	3,924	4,687
Total assets	$528,862	$536,776
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$83,772	$78,846
Accrued expenses and other current liabilities	25,065	25,509
Accrued interest payable	85	12,912
Current portion of long-term debt (Note 2)	450,012	4,663
Deferred income taxes	811	895
Total current liabilities	559,745	122,825
Long-term debt	124,408	534,852
Deferred income taxes	14,073	15,894
Other liabilities	34,711	36,311
Total liabilities	732,937	709,882
Shareholders’ deficit:
Common stock	196	196
Additional paid-in capital	724,661	724,562
Accumulated loss	(934,440)	(903,029)
Accumulated other comprehensive income	5,508	5,165
Total shareholders’ deficit	(204,075)	(173,106)
Total liabilities and shareholders’ deficit	$528,862	$536,776

See the accompanying notes to these condensed consolidated financial statements.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
(unaudited)

	Three months ended
	April 3, 2015	March 28, 2014
Net sales	$185,599	$169,904
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	160,587	146,971
Selling and general (excluding depreciation and amortization)	18,537	18,776
Depreciation and amortization	7,499	8,202
Other operating charges	2,263	965
Loss from operations	(3,287)	(5,010)
Interest expense	(13,934)	(13,765)
Other (loss) income, net	(15,465)	196
Loss before income taxes	(32,686)	(18,579)
(Benefit from) provision for income taxes	(1,275)	693
Net loss	$(31,411)	$(19,272)
See the accompanying notes to these condensed consolidated financial statements.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
(in thousands)
(unaudited)

	Three months ended
	April 3, 2015	March 28, 2014
Net loss	$(31,411)	$(19,272)
Other comprehensive income (loss):
Foreign currency translation adjustment	221	(389)
Defined benefit pension plan adjustments	122	20
Total comprehensive loss	$(31,068)	$(19,641)
See the accompanying notes to these condensed consolidated financial statements.

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended
	April 3, 2015	March 28, 2014
Cash flows from operating activities:
Net loss	$(31,411)	$(19,272)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation and amortization	7,499	8,202
Amortization of deferred financing fees	641	576
Amortization of debt discount	175	129
Share-based compensation	99	121
Provision for doubtful accounts	1,318	119
Foreign exchange loss (gain)	16,559	(212)
Gain on sale or disposal of assets	—	(6)
Deferred income taxes	(1,497)	864
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(12,341)	(18,149)
Inventories	(6,586)	(14,948)
Other current assets	(868)	(690)
Accounts payable and other current liabilities	(5,329)	38,675
Income taxes payable	(390)	501
Other noncurrent assets and liabilities	(339)	204
Net cash used in operating activities	(32,470)	(3,886)
Cash flows from investing activities:
Proceeds from sales of assets	43	43
Capital expenditures	(2,109)	(1,488)
Net cash used in investing activities	(2,066)	(1,445)
Cash flows from financing activities:
Net borrowings (repayments) on ABL Credit Facility	24,207	(13,756)
Net borrowings on European Credit Facilities	10,523	14,657
Changes in cash overdrafts	—	236
Debt issuance costs	—	(88)
Net cash provided by financing activities	34,730	1,049
Effect of exchange rate changes on cash	(400)	(297)
Net decrease in cash and cash equivalents	(206)	(4,579)
Cash and cash equivalents at beginning of period	2,074	8,977
Cash and cash equivalents at end of period	$1,868	$4,398
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
The Company’s sales volumes have historically been higher in the second and third quarters due to the seasonal demand of the building products markets served. Accordingly, results for the three months ended April 3, 2015 are not necessarily indicative of the results that may be expected for the full year. Management believes that the disclosures made are adequate for a fair presentation of the Company’s results of operations, financial position and cash flows. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Assets and liabilities of non-U.S. subsidiaries are translated to U.S. Dollars at the rate of exchange in effect on the balance sheet date. Income and expenses are translated to U.S. Dollars at the weighted average rates of exchange prevailing during the period. Foreign currency gains and losses resulting from the remeasurement of inter-company amounts that are not of a long-term investment nature into local currencies and certain indebtedness of foreign subsidiaries denominated in U.S. dollars are included in other (loss) income, net. Other (loss) income, net includes losses of $16.2 million and income of $0.2 million for the three months ended April 3, 2015 and March 28, 2014, respectively. Foreign currency gains and losses resulting from transactions in the ordinary course of business are recorded in selling and general expenses. Foreign currency transaction gains and losses recorded in selling and general expenses were not significant for any period presented.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Each of our interim reporting periods, other than the fourth interim reporting period, ends on the Friday closest to the last day of the corresponding quarterly calendar period. The first quarter of 2015 and 2014 ended on April 3 and March 28, respectively. The first quarter of 2015 contains 6 additional days compared to the first quarter of 2014. Our fourth interim reporting period and our fiscal year end on December 31 regardless of the day of the week on which it falls.
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

In April 2015, the FASB issued new guidance related to the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the guidance is effective for annual and interim periods beginning after December 15, 2015, and is to be applied retrospectively. Early adoption is permitted. The Company is currently assessing the impact of implementing this guidance on the Company's financial position, results of operations, and cash flows.
2. Operations and Significant Accounting Policies
Indebtedness
The $375 million 9.50% Senior Secured Notes (the "Notes") become due on April 1, 2016. In the event the Notes are not refinanced prior to December 31, 2015, the ABL Credit Facility becomes due on January 31, 2016. Generally accepted accounting principles require that long-term debt be classified as a current liability when the maturity date for such debt is within 12 months of a company's reporting period. Accordingly, as of April 3, 2015, the Company is required to classify its outstanding long-term debt under the Notes and the ABL Credit Facility totaling $375 million and $59.8 million, respectively, to current liabilities on its consolidated balance sheet since the Company has not finalized the refinancing of the debt. If the Company were unable to refinance or extend the maturity date of its Notes the Company may not be able to generate sufficient cash to service all of the indebtedness and may not be able to refinance the indebtedness on favorable terms. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors beyond the Company’s control. The Company is actively pursuing several alternatives to address the maturity date of its Notes, including but not limited to engagement of an investment banking firm and legal counsel to facilitate the refinancing process. Based on current market conditions, the Company expects to be able to complete a refinancing of the Notes prior to December 31, 2015, although there can be no assurances of the timing of terms thereof. See Note 4 for further disclosures related to long-term debt.
Accounts Receivable
Accounts receivable are comprised of trade accounts receivable and other receivables. Trade accounts receivable are recorded at net realizable value and totaled $86.8 million and $77.1 million as of April 3, 2015 and December 31, 2014, respectively. This value includes an allowance for estimated uncollectible accounts, returns and allowances, cash discounts and other adjustments. The allowance for doubtful accounts is based on historical experience, the level of past-due accounts based on the contractual terms of the receivables, current economic conditions and an evaluation of the customers' credit worthiness. Accounts receivable are charged against the allowance for doubtful accounts when it is probable that the receivable will not be recovered. During the first quarter of 2015, the Company incurred a loss of $1.2 million in the European Roll Coated Aluminum segment on accounts receivable related to the bankruptcy of a customer in the UK.

3. Inventories
Inventories were comprised of:

	April 3, 2015	December 31, 2014
	(in thousands)
Aluminum and steel coil	$71,270	$72,587
Raw materials	19,829	16,427
Work in process	2,481	2,467
Finished products	17,068	14,904
Total inventories, net	$110,648	$106,385
The Company has disclosed aluminum and steel coil inventory separately, as it represents inventory that can be classified as raw material, work in process or finished product. Aluminum and steel coil includes both painted and bare coil. Inventories are net of related reserves totaling $2.6 million and $2.5 million as of April 3, 2015 and December 31, 2014, respectively.

4. Indebtedness
Indebtedness consisted of the following:

	April 3, 2015	December 31, 2014
	(in thousands)
Senior Secured Notes (9.50%)	$375,000	$375,000
Senior Unsecured Loan Facility (12.25%)	124,408	124,233
ABL Credit Facility	59,826	35,619
Dutch Revolving Credit Facility	14,163	3,532
French Credit Facility	1,023	1,131
Total debt	574,420	539,515
Less: current portion	450,012	4,663
Total long term debt	$124,408	$534,852

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
The Notes are secured by a first priority security interest in (i) substantially all of the assets of Euramax International and the guarantors (other than inventory and accounts receivable and related assets, which assets secure the ABL Credit Facility on a first priority basis) and (ii) all of Euramax International's capital stock and the capital stock of each material domestic restricted subsidiary owned by Euramax International or a guarantor and 65% of the voting capital stock and 100% of any non-voting capital stock of foreign restricted subsidiaries directly owned by Euramax International or a guarantor, and a second priority security interest in the inventory, receivables and related assets.
The Notes may be redeemed at the option of Euramax International, in whole or in part, under the conditions specified in the Indenture, at the following redemption prices plus accrued and unpaid interest to the redemption date if redeemed during the twelve-month period beginning on April 1 of the years indicated:

Year	Percentage
2013	107.125%
2014	104.750%
2015 and thereafter	100.000%
The Indenture contains restrictive covenants that limit, among other things, the ability of Euramax International and certain of its subsidiaries to incur additional indebtedness, pay dividends and make certain distributions, make other restricted payments, make investments, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates, in each case, subject to exclusions, and other customary covenants. These restrictive covenants also prohibit Euramax International's ability to transfer cash or assets to Euramax Holdings, whether by dividend, loan or otherwise. The Indenture also contains customary events of default. If Euramax International undergoes a change of control (as defined in the Indenture), Euramax International will be required to make an offer to repurchase the Notes at 101% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption. As of April 3, 2015, Euramax International is in compliance with the covenants under the Indenture.

As discussed in Note 2, the $375 million outstanding under the Notes has been reclassified from long-term debt to current liabilities as of April 3, 2015.
Senior Unsecured Loan Facility
On March 3, 2011, Euramax Holdings, Euramax International, and certain of its domestic subsidiaries entered into a credit and guaranty agreement for a senior unsecured loan facility (the "Senior Unsecured Loan Facility") in the aggregate principal amount of $125 million. The Senior Unsecured Loan Facility was issued at 98% of par on March 18, 2011 and matures on October 1, 2016. The difference between the consideration received and the aggregate face amount ($0.6 million) is being amortized and recorded in interest expense using the effective interest rate method over the term. The Senior Unsecured Loan Facility bears interest at 12.25% per year in the event no election is made to pay interest in kind (PIK), and 14.25% (7.875% cash pay and 6.375% PIK) per year in the event a PIK election is made. Euramax International may make a PIK election for up to six quarters during the term of the Senior Unsecured Loan Facility. The interest rate on outstanding borrowings at April 3, 2015 was 12.25% as Euramax International has not made a PIK election.
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
The Senior Unsecured Loan Facility contains certain customary representations and warranties, affirmative covenants and events of default, including among other things, payment defaults, covenant defaults, cross‑defaults to certain indebtedness, certain events of bankruptcy, material judgments, and failure of any guaranty supporting the Senior Unsecured Loan Facility to be in force and effect in any material respect. If such an event of default occurs, the administrative agent would be entitled to take various actions, including the acceleration of amounts due under the Senior Unsecured Loan Facility and all actions permitted to be taken by an unsecured creditor. As of April 3, 2015, Euramax International is in compliance with the covenants undet the Credit and Guaranty Agreement governing the Senior Unsecured Loan Facility.
ABL Credit Facility
On March 18, 2011, Euramax Holdings, Euramax International, and certain of its domestic subsidiaries, entered into the ABL Credit Facility with Regions Bank, as Collateral and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, and Regions Business Capital, as Sole Lead Arranger and Bookrunner. The ABL Credit Facility provides for revolving credit financing of up to $70 million, subject to borrowing base availability and matures on March 1, 2018. However, if the Administrative Agent has not received on or before December 31, 2015, evidence satisfactory to such agent that the scheduled maturity dates of the indebtedness arising under the Indenture and the Senior Unsecured Loan Facility, in each case, have been extended to a date that is at least 90 days after March 1, 2018, then the maturity date for the ABL Credit Facility will accelerate to January 31, 2016. In March 2014, Wells Fargo Capital Finance, LLC ceased to be Co-Collateral Agent and a Lender under the ABL Credit Facility. As of April 3, 2015, $10.2 million was available to be drawn on the ABL Credit Facility.

Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus an applicable margin or (b) a Base Rate determined by reference to the highest of (1) the prime commercial lending rate published by Regions Bank as its “prime rate” for commercial loans, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR plus 1.00%, plus an applicable margin. The applicable margin is dependent upon the type of borrowings Euramax International has made under the ABL Credit Facility. As of April 3, 2015, the applicable margins are subject to Euramax International’s Average Excess Availability Percentage for the most recently ended fiscal quarter and range from 1.75% to 2.25% for LIBOR borrowings and 1.00% to 1.25% for Base Rate borrowings. The weighted average interest rate at April 3, 2015, including the applicable margin payable on outstanding borrowings under the ABL Credit Facility, was 2.25%. The ABL Credit Facility requires Euramax International to pay a commitment fee ranging from 0.375% to 0.5%, based on the unutilized commitments. Euramax International is also required to pay customary letter of credit fees, including, without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.
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
The ABL Credit Facility contains affirmative and negative covenants customary for this type of financing, including, but not limited to certain financial covenants in the event excess availability is less than 12.5% of the lesser of the aggregate amount of commitments outstanding at such time and the borrowing base. As of April 3, 2015, excess availability exceeded 12.5% of the borrowing base; therefore, Euramax International was not required to meet the minimum consolidated fixed charge coverage ratio. Additionally, restrictive covenants limit the ability of Euramax International and certain of its subsidiaries to incur liens, incur, assume or permit to exist additional indebtedness, guarantees and other contingent obligations, consolidate, merge or sell all or substantially all of their assets, pay dividends or make other distributions, make certain loans and investments, amend or otherwise alter the terms of documents related to certain of their indebtedness, enter into transactions with affiliates and prepay certain indebtedness, in each case, subject to exclusions, and other customary covenants. As of April 3, 2015, Euramax International is in compliance with the covenants under the credit agreement governing the ABL Credit Facility.
On February 6, 2015 and March 23, 2015, Euramax Holding entered into the Ninth and Tenth Amendments (the “Amendments”), respectively, to the ABL Credit Facility. Borrowings under the revolving credit facility made available pursuant to the ABL Credit Facility are subject to a borrowing base limit and satisfaction of certain conditions. The borrowing base for the existing revolving credit facility includes, subject to notice by the Company and the satisfaction of certain other specified conditions, three mutually exclusive seasonal overadvance amounts, “Seasonal Overadvance (Type A)” in the amount of $15.0 million, “Seasonal Overadvance (Type B)” in the amount of $9.0 million and “Seasonal Overadvance (Type C)” in the amount of $6.0 million. Pursuant to the Amendments, the Company requested the addition of the “Seasonal Overadvance (Type B)” amount to the borrowing base, and the ABL Credit Facility was amended to, among other items, (i) provide for alternate conditions for the “Seasonal Overadvance (Type B)” amount, which will only apply during a specified period in fiscal year 2015, as further described below, (ii) condition availability of the “Seasonal Overadvance (Type A)” amount on the continued satisfaction of the applicable overadvance conditions relating thereto, as further described below, and (iii) amend the financial covenants to, among other things, change certain of the conditions governing when such financial covenants are applicable.
Pursuant to the Amendments, if the “Seasonal Overadvance (Type B)” conditions are not satisfied at any time during the period from January 26, 2015 through May 31, 2015, then the alternate “Seasonal Overadvance (Type B)” conditions shall apply instead during such period. Pursuant to the alternate “Seasonal Overadvance (Type B)” conditions, inclusion of the alternate “Seasonal Overadvance (Type B)” amount in the borrowing base shall be subject to, among other conditions, (i) the Company's demonstrating compliance with (A) a U.S. fixed charge coverage ratio for the most recently ended twelve-month test period of 0.85 to 1.00 and (B) a specified minimum consolidated adjusted EBITDA covenant for the most recently ended twelve-month period of $52.0 million, (ii) payment of a fee equal to 0.2% of the applicable seasonal overadvance amount (the “Seasonal Overadvance Fee) and (iii) other customary conditions.

In addition, the Amendments amended the ABL Credit Facility to condition availability of the “Seasonal Overadvance (Type A)” amount in the borrowing base on the continued compliance with the applicable overadvance conditions for such amount. Under the ABL Credit Facility the “Seasonal Overadvance (Type A)” amount is available to the Company from February 1 of each year through June 30 for calendar year 2015 and through May 31 of any other year (each, a “Type A Period”), subject to among other conditions (i) the Company's demonstrating compliance with a fixed charge coverage ratio covenant of 1.00 to 1.00, (ii) payment of the Seasonal Overadvance Fee (except to the extent already paid during such calendar year), (iii) other customary conditions and (iv) pursuant to the Amendments, continued compliance with the foregoing eligibility requirements with respect to any Type A Period, with the “Type A” seasonal overadvance amount being reduced to zero at any time such conditions fail to be satisfied during such Type A Period.
The Amendments also (i) provide for the suspension of the testing of the fixed charge coverage ratio financial covenant in the ABL Credit Facility that is otherwise applicable during certain financial covenant testing periods at any time when the regular “Seasonal Overadvance (Type B)” conditions or the “Seasonal Overadvance (Type C)” conditions are satisfied, and (ii) provides for the suspension of the testing of the minimum consolidated adjusted EBITDA covenant that is otherwise applicable during certain financial covenant testing periods at any time when the regular “Seasonal Overadvance (Type B)” conditions and the “Seasonal Overadvance (Type C)” conditions are not satisfied.
Dutch Revolving Credit Facility
In February 2012, the Company's 100% owned subsidiary Euramax Coated Products, BV entered into a revolving credit facility with Rabobank Roermond (the "Dutch Revolving Credit Facility"). The Dutch Revolving Credit Facility provides revolving credit financing of up to EUR 15 million and matures on April 1, 2016. Borrowings under the Dutch Revolving Credit Facility bear interest at a rate per annum which is the aggregate of the average one month Euribor rate over a calendar month plus a margin of 2% and requires payment of a commitment fee of 0.35% per annum on the nominal amount of the credit facility. The weighted average interest rate at April 3, 2015, including the margin payable on outstanding borrowings under the Dutch Revolving Credit Facility, was 2.25%. All obligations under the Dutch Revolving Credit Facility are secured by a mortgage on the real estate of Euramax Coated Products, BV and a pledge on present and future machinery and present and future accounts receivable balances of Euramax Coated Products, BV. At April 3, 2015, $2.3 million (EUR 2.1 million) was available to be drawn on the Dutch Revolving Credit Facility.
The Dutch Revolving Credit Facility contains financial and non-financial covenants customary for this type of financing. Financial covenants include, but are not limited to, a minimum annual EBITDA target and a minimum amount of risk-bearing capital for Euramax Coated Products, BV, both measured at the Company's fiscal year-end. The Dutch Revolving Credit Facility also contains a clause limiting further indebtedness. As of April 3, 2015, Euramax Coated Products, BV is in compliance with the covenants under the credit agreement governing the Dutch Credit Facility.

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

Product Warranties
The Company provides warranties on certain products. The warranty periods differ depending on the product, but generally range from one year to limited lifetime warranties. The Company provides for warranties based on historical experience and expectations of future occurrence. Changes in the product warranty accrual are summarized as follows:

	Three months ended
	April 3, 2015	March 28, 2014
	(in thousands)
Balance, beginning of period	$3,970	5,326
Payments made or service provided	(520)	(621)
Warranty expense	467	682
Foreign currency translation	(97)	2
Balance, end of period	$3,820	$5,389
6. Income Taxes
The (benefit from) provision for income taxes for 2015 and 2014 is computed at the effective rate expected to be applicable in each respective full year using the statutory rates on a country by country basis applied to current year-to-date pre-tax earnings, adjusted for changes in valuation allowances relating to the Company’s realizability of deferred tax assets and changes in tax uncertainties. The Company's interim income tax rate may differ from its estimated annual effective tax rate because accounting standards require the Company to exclude certain entities expected to generate a pretax loss from the overall computation of the estimated annual effective tax rate, as well as items accounted for in the interim period incurred, which may result in a significant variation in the customary relationship between (benefit from) provision for income taxes and pretax accounting income (loss) in interim reporting periods. The effective rates for the three month periods ended April 3, 2015 and March 28, 2014 were a benefit of 3.9% and a provision of 3.7%, respectively.
The effective rate for the three months ended April 3, 2015 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations compared to the U.S. federal rates, geographical mix of earnings, changes in estimated uncertain tax positions, and recognition of valuation allowances related to losses in the UK and in U.S. federal and state jurisdictions.
The effective rate for the three months ended March 28, 2014 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations compared to the U.S. federal rates, geographical mix of earnings, and recognition of valuation allowances related to losses in the UK and in U.S. federal and state jurisdictions.

7. Accumulated Other Comprehensive Income
Changes in accumulated other comprehensive income (loss) by component for the three month period ended April 3, 2015 were as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plan Adjustments	Total
	(in thousands)
Balance, beginning of period	$19,557	$(14,392)	$5,165
Other comprehensive income before reclassifications	221	—	221
Amounts reclassified from accumulated other comprehensive income	—	122	122
Net other comprehensive income	221	122	343
Balance, end of period	$19,778	$(14,270)	$5,508
Amounts reclassified from the defined benefit pension plan adjustments component of accumulated other comprehensive income (loss) were recorded in selling and general expenses within the condensed consolidated statement of operations. There were no net tax effects related to the reclassification as a result of the full valuation allowances in the U.S. and UK in the current year. The accumulated tax effect related to the defined benefit pension plan adjustments component of accumulated other comprehensive income (loss) was a provision of $0.3 million as of April 3, 2015 and December 31, 2014. There are no tax impacts related to the foreign currency translation adjustment component of accumulated other comprehensive income (loss) as the earnings of subsidiaries are considered to be permanently invested.
8. Employee Benefit Plans
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

	Three months ended
	April 3, 2015		March 28, 2014
	U.S. Plan	UK Plan	U.S. Plan	UK Plan
	(in thousands)
Service cost	$20	$—	$14	$—
Interest cost	145	440	140	552
Expected return on assets	(189)	(392)	(186)	(466)
Recognized actuarial net loss	78	44	2	18
Total defined benefit net periodic pension cost	54	92	(30)	104
Multiemployer benefit expense	272	—	258	—
Net periodic pension cost	$326	$92	$228	$104

9. Fair Value Measurements
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
The Company has entered into forward contracts to buy or sell a quantity of a currency at a predetermined future date, and at a predetermined rate or price to mitigate uncertainty and volatility, and to cover underlying exposures to certain payments in currencies other than the functional currency. The Company has not designated these contracts for hedge accounting treatment and, therefore, the gains and losses on these contracts are recorded in other (loss) income, net in the condensed consolidated statement of operations. For the three months ended April 3, 2015, the Company recognized gains of $0.8 million. For the three months ended March 28, 2014, the losses related to these forward contracts were not significant.
Derivatives are carried at fair value in the condensed consolidated balance sheet in the line item other current assets or accrued liabilities, as applicable. As of April 3, 2015, the fair value of outstanding derivatives was not significant. For December 31, 2014, the fair value of outstanding derivatives totaled approximately $0.5 million in the line item other current assets. The fair value of foreign exchange contracts is determined using quoted prices for similar contracts obtained from financial institutions and is classified as a Level 2 measurement in the fair value hierarchy.
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by accounting principles generally accepted in the U.S. Typically, adjustments made to record assets at fair value on a nonrecurring basis are the result of impairment charges.
The Company did not record any impairment charges related to assets measured at fair value on a nonrecurring basis during the three months ended April 3, 2015 or March 28, 2014.
Other Fair Value Disclosures
The carrying amounts of cash and cash equivalents, receivables, accounts payable and accrued expenses, and loans and notes payable approximate their fair values because of the relatively short-term maturities of these instruments.
The fair value of the Notes, included on the consolidated balance sheets in current portion of long-term debt as of April 3, 2015 and long-term debt as of December 31, 2014, is estimated using Level 2 inputs based on dealer quoted prices for the debt instruments based on recent transactions obtained from various sources. As of April 3, 2015, the carrying amount and fair value of the Notes, were $375.0 million and $355.7 million, respectively. As of December 31, 2014, the carrying amount and fair value of the Notes, were $375.0 million and $346.9 million, respectively.

10. Other Operating Charges
Other operating charges incurred by operating segment were as follows:

	Three months ended
	April 3, 2015	March 28, 2014
	(in thousands)
U.S. Residential Products	$—	$108
U.S. Commercial Products	—	30
European Roll Coated Aluminum	268	—
European Engineered Products	242	423
Other non-allocated	1,753	404
Total other operating charges	$2,263	$965
For the three months ended April 3, 2015, other operating charges of $2.3 million were primarily comprised of retention costs, severance costs, and legal and professional fees. In the first quarter of 2015, Euramax Holdings instituted a retention compensation program for certain key executives in both North America and Europe to ensure the continuation of operational and strategic initiatives implemented in 2014, which the Company believes have resulted in significant improvements to the Company's operating results, and to secure the management team of the Company to address its pending debt maturities in the first quarter of 2016. Other non-allocated charges of $1.8 million were comprised of retention costs of $0.8 million, professional fees of $0.7 million, and severance costs of $0.3 million. Other operating charges in the European Coated Products segment totaled $0.3 million and were comprised primarily of executive retention costs. The remaining $0.2 million was primarily related to continuing restructuring initiatives in the European Engineered Products segment.
For the three months ended March 28, 2014, other operating charges of $1.0 million were primarily comprised of severance costs and legal and professional fees. Other non-allocated charges of $0.4 million were related to legal and professional fees for consulting services during the executive transition period. Ongoing restructuring initiatives in the European Engineered Products segment totaled $0.4 million, including approximately $0.3 million of severance costs in the UK and $0.1 million of severance costs for various social programs in France. The remaining $0.1 million of other operating costs in the three quarter of 2014 related to various organizational initiatives in the U.S. to reduce operating costs and improve efficiencies.
11. Segment Information
The Company manages its business and serves its customers through reportable segments differentiated by product type, end market, and geography. Beginning in the fourth quarter of 2014, the Company included net sales and the related cost of goods sold for certain commercial panels sold to customers in Residential markets within the U.S. Commercial Products Segment results. Previously, these products were included in the U.S. Residential Products Segment. The Company's results for the three months ended March 28, 2014 have been adjusted to reflect this change in reportable segments.
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
The following table presents information about reported segments for the three months ended April 3, 2015:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
Three months ended April 3, 2015	(in thousands)
Net sales:
Third party	$56,853	$65,504	$46,939	$16,303	$—	$—	$185,599
Intersegment	191	41	171	—	—	(403)	—
Total net sales	$57,044	$65,545	$47,110	$16,303	$—	$(403)	$185,599
(Loss) income from operations	$1,725	$(2,793)	$1,623	$301	$(4,143)	$—	$(3,287)
Depreciation and amortization	$2,648	$2,456	$1,822	$380	$193	$—	$7,499
Capital expenditures	$461	$201	$284	$249	$914	$—	$2,109

The following table presents information about reported segments for the three months ended March 28, 2014:

	U.S. Residential Products	U.S. Commercial Products	European Roll Coated Aluminum	European Engineered Products	Other Non- Allocated	Eliminations	Consolidated
Three months ended March 28, 2014	(in thousands)
Net sales:
Third party	$45,943	$57,456	$49,928	$16,577	$—	$—	$169,904
Intersegment	179	28	209	—	—	(416)	—
Total net sales	$46,122	$57,484	$50,137	$16,577	$—	$(416)	$169,904
(Loss) income from operations	$(1,634)	$(4,680)	$3,929	$(346)	$(2,279)	$—	$(5,010)
Depreciation and amortization	$2,733	$2,542	$2,353	$417	$157	$—	$8,202
Capital expenditures	$339	$555	$340	$163	$91	$—	$1,488
It is impractical for the Company to provide revenues from external customers by groups of similar products. Accordingly, the following table reflects revenues from external customers by markets for the periods indicated:

		Three months ended
Customers/Markets	Primary Products	April 3, 2015	March 28, 2014
		(in thousands)
Original Equipment Manufacturers (“OEMs”)	Painted aluminum sheet and coil; fabricated painted aluminum, laminated and fiberglass panels; windows and roofing; and composite building panels	$56,608	$55,735
Home Improvement Retailers	Rain carrying systems, metal panels, roofing accessories, windows, doors and shower enclosures	34,395	30,086
Industrial and Architectural Contractors	Metal panels and siding and roofing accessories	33,221	33,862
Rural Contractors	Steel and aluminum roofing and siding	21,641	18,904
Distributors	Metal coils, rain carrying systems and roofing accessories	19,030	14,299
Home Improvement Contractors	Vinyl replacement windows; metal coils, rain carrying systems; metal roofing and insulated roofing panels; shower, patio and entrance doors; and awnings	11,302	9,145
Manufactured Housing	Steel siding and trim components	9,402	7,873
		$185,599	$169,904

12. Supplemental Guarantor Condensed Financial Information
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

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
APRIL 3, 2015
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$1	$1,867	$—	$1,868
Accounts receivable, less allowance for doubtful accounts	—	44,951	43,406	—	88,357
Inventories, net	—	82,166	28,482	—	110,648
Income taxes receivable	—	538	1,359	—	1,897
Deferred income taxes	—	382	42	—	424
Other current assets	—	6,188	1,562	—	7,750
Total current assets	—	134,226	76,718	—	210,944
Property, plant and equipment, net	—	51,230	52,807	—	104,037
Amounts due from affiliates	—	180,183	18,275	(198,458)	—
Goodwill	—	81,358	99,301	—	180,659
Customer relationships, net	—	15,069	7,685	—	22,754
Other intangible assets, net	—	6,365	—	—	6,365
Investment in consolidated subsidiaries	(198,078)	(3,955)	—	202,033	—
Deferred income taxes	—	—	179	—	179
Other assets	—	2,477	1,447	—	3,924
Total assets	$(198,078)	$466,953	$256,412	$3,575	$528,862
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$59,679	$24,093	$—	$83,772
Accrued expenses and other current liabilities	110	14,806	10,149	—	25,065
Accrued interest payable	—	11	74	—	85
Current portion of long-term debt	—	434,826	15,186	—	450,012
Deferred income taxes	—	—	811	—	811
Total current liabilities	110	509,322	50,313	—	559,745
Long-term debt	—	124,408	—	—	124,408
Amounts due to affiliates	5,887	10,811	181,760	(198,458)	—
Deferred income taxes	—	11,121	2,952	—	14,073
Other liabilities	—	9,369	25,342	—	34,711
Total liabilities	5,997	665,031	260,367	(198,458)	732,937
Shareholders’ (deficit) equity:
Common stock	196	—	21	(21)	196
Additional paid-in capital	724,661	661,769	199,452	(861,221)	724,661
Accumulated loss	(934,440)	(865,355)	(214,471)	1,079,826	(934,440)
Accumulated other comprehensive income	5,508	5,508	11,043	(16,551)	5,508
Total shareholders’ (deficit) equity	(204,075)	(198,078)	(3,955)	202,033	(204,075)
Total liabilities and shareholders’ (deficit) equity	$(198,078)	$466,953	$256,412	$3,575	$528,862

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEETS
DECEMBER 31, 2014
(in thousands)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
ASSETS
Current assets:
Cash and cash equivalents	$—	$4	$2,070	$—	$2,074
Accounts receivable, less allowance for doubtful accounts	—	39,607	40,722	—	80,329
Inventories, net	—	75,512	30,873	—	106,385
Income taxes receivable	—	235	1,499	—	1,734
Deferred income taxes	—	381	45	—	426
Other current assets	—	5,425	1,584	—	7,009
Total current assets	—	121,164	76,793	—	197,957
Property, plant and equipment, net	—	53,042	58,122	—	111,164
Amounts due from affiliates	—	202,008	19,277	(221,285)	—
Goodwill	—	81,359	108,799	—	190,158
Customer relationships, net	—	16,826	9,489	—	26,315
Other intangible assets, net	—	6,495	—	—	6,495
Investment in consolidated subsidiaries	(167,335)	(5,318)	—	172,653	—
Deferred income taxes	—	—	—	—	—
Other assets	—	2,883	1,804	—	4,687
Total assets	$(167,335)	$478,459	$274,284	$(48,632)	$536,776
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$—	$49,869	$28,977	$—	$78,846
Accrued expenses and other current liabilities	—	16,284	9,225	—	25,509
Accrued interest payable	—	12,837	75	—	12,912
Current portion of long term debt	—	—	4,663	—	4,663
Deferred income taxes	—	—	895	—	895
Total current liabilities	—	78,990	43,835	—	122,825
Long-term debt	—	534,852	—	—	534,852
Amounts due to affiliates	5,771	11,982	203,532	(221,285)	—
Deferred income taxes	—	10,468	5,426	—	15,894
Other liabilities	—	9,502	26,809	—	36,311
Total liabilities	5,771	645,794	279,602	(221,285)	709,882
Shareholders’ (deficit) equity:
Common stock	196	—	21	(21)	196
Additional paid-in capital	724,562	661,673	199,453	(861,126)	724,562
Accumulated loss	(903,029)	(834,173)	(215,570)	1,049,743	(903,029)
Accumulated other comprehensive income	5,165	5,165	10,778	(15,943)	5,165
Total shareholders’ (deficit) equity	(173,106)	(167,335)	(5,318)	172,653	(173,106)
Total liabilities and shareholders’ (deficit) equity	$(167,335)	$478,459	$274,284	$(48,632)	$536,776

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 3, 2015
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net sales	$—	$121,117	$66,026	$(1,544)	$185,599
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	—	106,810	55,321	(1,544)	160,587
Selling and general (excluding depreciation and amortization)	229	11,901	6,407	—	18,537
Depreciation and amortization	—	5,262	2,237	—	7,499
Other operating charges	—	1,753	510	—	2,263
(Loss) income from operations	(229)	(4,609)	1,551	—	(3,287)
Equity in earnings (losses) of subsidiaries	(31,182)	1,099	—	30,083	—
Interest expense	—	(13,545)	(389)	—	(13,934)
Intercompany income (loss), net	—	3,780	(3,780)	—	—
Other (loss) income, net	—	(17,479)	2,014	—	(15,465)
Loss before income taxes	(31,411)	(30,754)	(604)	30,083	(32,686)
(Benefit from) provision for income taxes	—	428	(1,703)	—	(1,275)
Net loss	$(31,411)	$(31,182)	$1,099	$30,083	$(31,411)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE OPERATIONS
FOR THE THREE MONTHS ENDED APRIL 3, 2015
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net loss	$(31,411)	$(31,182)	$1,099	$30,083	$(31,411)
Other comprehensive income:
Foreign currency translation adjustment	221	221	221	(442)	221
Defined benefit pension plan adjustments, net of tax	122	122	44	(166)	122
Total comprehensive loss	$(31,068)	$(30,839)	$1,364	$29,475	$(31,068)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 28, 2014
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net sales	$—	$101,846	$69,582	$(1,524)	$169,904
Costs and expenses:
Cost of goods sold (excluding depreciation and amortization)	—	91,773	56,722	(1,524)	146,971
Selling and general (excluding depreciation and amortization)	118	12,411	6,247	—	18,776
Depreciation and amortization	—	5,389	2,813	—	8,202
Other operating charges	—	542	423	—	965
(Loss) income from operations	(118)	(8,269)	3,377	—	(5,010)
Equity in earnings (losses) of subsidiaries	(19,154)	(1,692)	—	20,846	—
Interest expense	—	(13,407)	(358)	—	(13,765)
Intercompany income (loss), net	—	4,565	(4,565)	—	—
Other income (loss), net	—	317	(121)	—	196
Loss before income taxes	(19,272)	(18,486)	(1,667)	20,846	(18,579)
Provision for income taxes	—	668	25	—	693
Net loss	$(19,272)	$(19,154)	$(1,692)	$20,846	$(19,272)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 28, 2014
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net loss	$(19,272)	$(19,154)	$(1,692)	$20,846	$(19,272)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(389)	(389)	(389)	778	(389)
Defined benefit pension plan adjustments, net of tax	20	20	18	(38)	20
Total comprehensive loss	$(19,641)	$(19,523)	$(2,063)	$21,586	$(19,641)

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED APRIL 3, 2015
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net cash used in operating activities	$—	$(25,168)	$(7,302)	$—	$(32,470)
Cash flows from investing activities:
Proceeds from sale of assets	—	43	—	—	43
Capital expenditures	—	(1,563)	(546)	—	(2,109)
Due (to) from affiliates	—	—	(2,478)	2,478	—
Net cash used in investing activities	—	(1,520)	(3,024)	2,478	(2,066)
Cash flows from financing activities:
Net borrowings on ABL Credit Facility	—	24,207	—	—	24,207
Net borrowings on European Credit Facilities	—	—	10,523	—	10,523
Due from (to) affiliates	—	2,478	—	(2,478)	—
Net cash provided by financing activities	—	26,685	10,523	(2,478)	34,730
Effect of exchange rate changes on cash	—	—	(400)	—	(400)
Net decrease in cash and cash equivalents	—	(3)	(203)	—	(206)
Cash and cash equivalents at beginning of period	—	4	2,070	—	2,074
Cash and cash equivalents at end of period	$—	$1	$1,867	$—	$1,868

EURAMAX HOLDINGS, INC. AND SUBSIDIARIES
SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 28, 2014
(in thousands)
(unaudited)

	Parent	Issuer	Non-Guarantor	Eliminations	Total
Net cash (used in) provided by operating activities	$—	$4,233	$(8,119)	$—	$(3,886)
Cash flows from investing activities:
Proceeds from sale of assets	—	43	—	—	43
Capital expenditures	—	(976)	(512)	—	(1,488)
Due (to) from affiliates	—	—	(8,616)	8,616	—
Net cash used in investing activities	—	(933)	(9,128)	8,616	(1,445)
Cash flows from financing activities:
Net borrowings on Dutch Revolving Credit Facility	—	—	14,657	—	14,657
Net repayments on ABL Credit Facility	—	(13,756)	—	—	(13,756)
Changes in cash overdrafts	—	236	—	—	236
Debt issuance costs	—	(88)	—	—	(88)
Due from (to) affiliates	—	8,616	—	(8,616)	—
Net cash provided by (used in) financing activities	—	(4,992)	14,657	(8,616)	1,049
Effect of exchange rate changes on cash	—	—	(297)	—	(297)
Net decrease in cash and cash equivalents	—	(1,692)	(2,887)	—	(4,579)
Cash and cash equivalents at beginning of period	—	1,700	7,277	—	8,977
Cash and cash equivalents at end of period	$—	$8	$4,390	$—	$4,398

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
Our customers are located predominantly throughout North America and Europe and include distributors, contractors and home improvement retailers, as well as RV, transportation and other original equipment manufacturers, or OEMs. We have extensive in-house manufacturing and distribution capabilities for our more than 10,000 unique products and operate through a network consisting of 35 facilities, including 29 located in the United States, one in Canada and 5 located in Europe. We have over 50 years of experience manufacturing building products and RV exterior components, including our time as a division of our former parent, Alumax Inc., or Alumax, a fully integrated aluminum producer acquired by Alcoa Inc. in 1998. We have operated as an independent company since 1996 when our division was acquired in a management-led buyout.
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
Three months ended April 3, 2015 Compared to the Three months ended March 28, 2014.
The following table sets forth net sales and income (loss) from operations data by segment for the three months ended April 3, 2015 and March 28, 2014:

	Net Sales			Income (Loss) from Operations
	Three months ended			Three months ended
	April 3, 2015	March 28, 2014	Increase (Decrease)	April 3, 2015	March 28, 2014	Increase (Decrease)
	(in millions)
U.S. Residential Products	$56.9	$45.9	24.0%	$1.7	$(1.6)	206.3%
U.S. Commercial Products	65.5	57.5	13.9%	(2.8)	(4.7)	40.4%
European Roll Coated Aluminum	46.9	49.9	(6.0)%	1.6	3.9	(59.0)%
European Engineered Products	16.3	16.6	(1.8)%	0.3	(0.3)	200.0%
Other Non-Allocated	—	—	—%	(4.1)	(2.3)	(78.3)%
Totals	$185.6	$169.9	9.2%	$(3.3)	$(5.0)	34.0%
Net Sales. Net sales include revenue recognized from the sales of our products less provisions for returns, allowances, rebates and discounts. Our net sales increased $15.7 million, or 9.2%, to $185.6 million in the first quarter of 2015 compared to $169.9 million in the first quarter of 2014. Foreign currency translation resulted in an approximate $11.5 million decrease in net sales during the first quarter of 2015 primarily as a result of the weakening of the euro and British pound sterling against the U.S. dollar compared to the first quarter of 2014. Excluding the impact of foreign exchange, net sales increased $27.2 million, or 16.0%.
Total net sales for our U.S. segments increased $19.0 million, or 18.4%, to $122.4 million in the first quarter of 2015 compared to $103.4 million in the first quarter of 2014.
Net sales of our U.S. Residential Products segment increased $11.0 million, or 24.0%, to $56.9 million in the first quarter of 2015 compared to $45.9 million in the first quarter of 2014. The increase in net sales resulted primarily from greater demand from distributors, home improvement retailers and other retailers for our roof drainage, roof edge and related products during the first quarter of 2015 compared to 2014. Additionally, higher sales in our vinyl window and patio offerings were driven by broader improvements in the residential repair and remodel sector.
Net sales of our U.S. Commercial Products segment increased $8.0 million, or 13.9%, to $65.5 million in the first quarter of 2015 compared to $57.5 million in the first quarter of 2014. Higher net sales resulted from increased demand from OEMs in the RV market and distributors and contractors in the post frame construction market. Net sales increases were partially offset by a decline in demand in the architectural construction market.
Total net sales for our European segments declined $3.3 million, or 5.0%, to $63.2 million in the first quarter of 2015 compared to $66.5 million in the first quarter of 2014. Foreign currency translation resulted in an approximate $11.5 million decrease in net sales during the first quarter of 2015 as a result of the weakening of the euro and British pound sterling against the U.S. dollar. Excluding the impact of foreign exchange, net sales increased $8.2 million, or 12.3%.

Net sales of our European Roll Coated Aluminum segment declined $3.0 million, or 6.0%, to $46.9 million in the first quarter of 2015 compared to $49.9 million in the first quarter of 2014. Foreign currency translation resulted in lower net sales of approximately $9.0 million compared to the prior year period as a result of the weakening of the euro and British pound sterling against the U.S. dollar. Excluding the impact of foreign currency, sales increased $6.0 million, or 12.0%. Net sales improvement, excluding the impact of foreign exchange, resulted primarily from ongoing business development initiatives in emerging markets.
Net sales of our European Engineered Products segment declined $0.3 million, or 1.8% to $16.3 million in the first quarter of 2015 compared to $16.6 million in the first quarter of 2014. Weakening of foreign currencies, primarily the euro and British pound sterling against the U.S. dollar, resulted in lower net sales of approximately $2.5 million compared to the first quarter of 2014. Excluding the impact of foreign currency, net sales increased $2.2 million. This increase in net sales, excluding the impact of foreign exchange, is primarily due to higher demand from OEMs in the holiday home market in the UK for the first quarter of 2015.
Cost of Goods Sold. Cost of goods sold includes the cost of raw materials, manufacturing labor, packaging, utilities, freight, maintenance and other elements of manufacturing overhead. Cost of goods sold increased $13.6 million, or 9.3%, to $160.6 million in the first quarter of 2015 compared to $147.0 million in the first quarter of 2014. Foreign currency translation resulted in lower cost of goods sold of approximately $9.7 million as a result of the weakening of the euro and British pound sterling against the U.S. dollar. Excluding the impact of foreign currency, cost of goods sold increased $23.3 million, or 15.9%. The remaining increase in cost of goods sold is primarily related to higher raw material, labor, packaging and utilities due to higher sales volumes. These increases were partially offset by lower variable labor costs as a result of efficiency improvements and cost reducing initiatives in both North America and Europe.
Selling and General. Selling and general expenses include salaries, benefits, incentive compensation, insurance, travel and entertainment and other administrative costs. Selling and general expenses declined $0.3 million, or 1.6%, to $18.5 million in the first quarter of 2015 compared to $18.8 million in the first quarter of 2014. Foreign currency translation resulted in lower selling and general costs of approximately $1.0 million as a result of the weakening of the euro and British pound sterling against the U.S. dollar. Excluding the impact of foreign exchange, selling and general expenses increased $0.7 million, or 3.7%. Selling and general expense was negatively impacted by a $1.2 million loss recorded during the first quarter of 2015 related to the write off of receivables in our European Roll Coated Aluminum segment due to the bankruptcy of a customer in the UK. Selling and general expense increases related to higher sales volume were generally offset by organizational initiatives to improve efficiency and streamline operations.
Depreciation and Amortization. Depreciation and amortization declined $0.7 million, or 8.5%, to $7.5 million in the first quarter of 2015 compared to $8.2 million in the first quarter of 2014. Foreign currency translation resulted in lower depreciation and amortization expense of $0.4 million. Excluding the impact of foreign exchange, depreciation and amortization declined $0.3 million.
Other Operating Charges. Other operating charges are comprised of restructuring initiatives, facility closures, and other operational initiatives. Other operating charges of $2.3 million in the first quarter of 2015 increased $1.3 million compared to $1.0 million in the first quarter of 2014.
In the first quarter of 2015, other operating charges of $2.3 million were primarily comprised of retention costs, severance, and legal and professional fees. In the first quarter of 2015 Euramax Holdings instituted a retention compensation program for certain key executives in both North America and Europe to ensure the continuation of operational and strategic initiatives implemented in 2014, which the Company believes have resulted in significant improvements to the Company's operating results, and to secure the management team of the Company addresses its pending debt maturities in the first quarter of 2016. Other non-allocated charges of $1.8 million were comprised of retention costs of $0.8 million, professional fees of $0.7 million, and severance of $0.3 million. Other operating charges in the European Coated Products segment totaled $0.3 million and were comprised primarily of executive retention costs. The remaining $0.2 million was primarily related to continuing restructuring initiatives in the European Engineered Products segment.

In the first quarter of 2014, other operating charges of approximately $1.0 million were primarily comprised of severance costs and legal and professional fees. Other non-allocated charges of $0.4 million were primarily related to legal and professional fees for consulting services during the executive transition period. Ongoing restructuring initiatives in the European Engineered Products segment totaled $0.4 million, including approximately $0.3 million of severance in the UK and $0.1 million of severance costs for various social programs in France. The remaining $0.1 million related to various organizational initiatives in the U.S. to reduce operating costs and improve efficiencies.
Income (Loss) from Operations. As a result of the aforementioned items, our loss from operations improved $1.7 million, to a loss of $3.3 million in the first quarter of 2015 compared to a loss of $5.0 million for the first quarter of 2014. Foreign currency translation negatively impacted our loss from operations by $0.4 million. Excluding the impact of foreign exchange, our loss from operations improved $2.1 million, or 42.0% compared to the first quarter of 2014.
Income (loss) from operations of our U.S. Residential Products segment improved $3.3 million to income of $1.7 million in the first quarter of 2015 compared to a loss of $1.6 million in the first quarter of 2014. Excluding the decrease in other operating charges of $0.1 million, income from operations increased $3.2 million. This improvement is primarily related to higher sales volumes compared to the first quarter of 2014 and a reduction in selling and general expenses as a result of operational initiatives to improve efficiency and reduce cost which began in the second half of 2014.
Loss from operations of our U.S. Commercial Products segment improved $1.9 million to a loss of $2.8 million in the first quarter of 2015 compared to a loss of $4.7 million in the first quarter of 2014. This improvement is primarily the result of higher sales volumes compared to the first quarter of 2014 and a reduction in selling and general expenses as a result of operational initiatives to improve efficiency and reduce cost which began in the second half of 2014.
Income from operations of our European Roll Coated Aluminum segment declined $2.3 million to $1.6 million in the first quarter of 2015 compared to $3.9 million in the first quarter of 2014. Excluding the increase in other operating charges of $0.3 million, income from operations declined $2.0 million. Foreign currency translation negatively impacted income from operations by $0.3 million. The decline in operating income was primarily due to the $1.2 million loss on the write off of specific receivables due to the bankruptcy of a customer in the UK during the first quarter of 2015. Higher cost of goods sold related to increased raw material and direct labor costs also contributed to the decline in operating income compared to the first quarter of 2014.
Income (loss) from operations of our European Engineered Products segment improved $0.6 million to income of $0.3 million in the first quarter of 2015 compared to a loss of $0.3 million in the first quarter of 2014. Excluding the decrease in other operating charges of $0.2 million, income from operations improved $0.4 million over the prior year. This improvement in income from operations is driven primarily by increased demand in the UK holiday home market. The impact of organizational initiatives to streamline operations and improve efficiency and a focus on customer and product profitability initiatives have also contributed to the improvement over prior year quarter.
Interest Expense. Interest expense for the first quarter of 2015 and for the first quarter of 2014 totaled approximately $13.9 million and $13.8 million, respectively. Interest expense is primarily comprised of interest on our Notes, Senior Unsecured Loan Facility, ABL Credit Facility, and Dutch Revolving Credit Facility.
Other Income (Loss), Net. Other income (loss), net includes translation gains and losses on intercompany obligations, gains and losses on asset disposals, interest income and other income or expense items of a non-operating nature.
Other loss, net in the first quarter of 2015 of $15.5 million consisted primarily of translation losses on intercompany obligations due to the weakening of the euro compared to the U.S. dollar totaling $16.2 million, which were partially offset by gains on forward foreign currency contracts of $0.8 million.
Other income, net in the first quarter of 2014 of $0.2 million consisted primarily of translation gains on intercompany obligations due to the strengthening of the euro compared to the U.S. dollar totaling $0.2 million.
(Benefit from) Provision for Income Taxes. We reported an income tax benefit of $1.3 million for the first quarter of 2015 compared to a provision of $0.7 million for the first quarter of 2014. Our effective tax rates were a benefit of 3.9% for the three months ended April 3, 2015 and provision of 3.7% for the three months ended March 28, 2014.

The effective rate for the first quarter of 2015 differed from the U.S. statutory rate primarily due to state income taxes, lower tax rates of our foreign operations compared to the U.S. federal rates, and recognition of valuation allowances related to net losses in the UK and in U.S. federal and state jurisdictions.
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
Net Loss. Our net loss was $31.4 million for the first quarter of 2015 compared to a net loss of $19.3 million for the first quarter of 2014. The increase in net loss was primarily the result of $16.6 million in unrealized foreign currency translation losses primarily on intercompany obligations in the first quarter of 2015 compared to unrealized gains of $0.2 million in the first quarter of 2014. Excluding these items, net loss declined $4.7 million for the first quarter of 2015 compared to the first quarter of 2014.
Liquidity and Capital Resources
Our principal sources of liquidity are from cash and cash equivalents, cash from operations and borrowings under our ABL Credit Facility and Dutch Revolving Credit Facility. As of April 3, 2015, we had cash and cash equivalents of $1.9 million. Net cash used in operating activities was $32.5 million for the three months ended April 3, 2015 compared to net cash used in operating activities of $3.9 million for the three months ended March 28, 2014. As of April 3, 2015, we had $59.8 million outstanding and availability of $10.2 million under our ABL Credit Facility and $14.2 million outstanding and availability of $2.3 million on our Dutch Revolving Credit Facility.
Our ability to make debt service payments, refinance our indebtedness, maintain capital assets and satisfy our other capital and commercial commitments will depend on our ability to generate cash flow in the future. This ability, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors. While these factors are beyond our control, we frequently invest in sources of liquidity with the intent of improving our ability to generate future cash flow. Such investments have, and may in the future, include product development initiatives, restructuring and growth oriented capital expenditures, and business acquisitions. The Notes are due on April 1, 2016, with amounts outstanding as of April 3, 2015, of $375 million. In the event the Notes are not refinanced prior to December 31, 2015, the ABL Credit Facility becomes due on January 31, 2016. As of April 3, 2015, we classified our outstanding long-term debt under the Notes and the ABL Credit Facility totaling $375 million and $59.8 million, respectively, as current liabilities on our consolidated balance sheet since we have not finalized the refinancing of the Notes. We are currently exploring several alternatives to complete the refinancing of the Notes prior to December 31, 2015. We cannot assure that our business will generate sufficient cash flow from operations, that net sales growth and operating improvements will be realized or that future borrowings will be available under the ABL Credit Facility in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. In particular, the availability under the ABL Credit Facility is determined based on a borrowing base which can decline due to various factors. We may not be able to generate sufficient cash to service all of the indebtedness, including the Notes, and may not be able to refinance the indebtedness on favorable terms. If we are unable to do so, we may be forced to take other actions to satisfy its obligations under the indebtedness, which may not be successful.
Debt
In the first quarter of 2015, the Company reclassified outstanding borrowings on the Senior Secured Notes (the "Notes") and the ABL Credit Facility totaling $375 million and $59.8 million, respectively, from long term debt to current liabilities on the consolidated balance sheet as the maturity date for these debt facilities are within 12 months of the Company's first quarter interim reporting period. The Senior Secured Notes mature on April 1, 2016 and amounts outstanding on the ABL Credit Facility are due on January 31, 2016 in the event the Notes are not refinanced prior to December 31, 2015.

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
The Indenture governing the Notes contains restrictive covenants that limit, among other things, the ability of Euramax International and certain of its subsidiaries to incur additional indebtedness, pay dividends and make certain distributions, make other restricted payments, make investments, incur liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets and enter into certain transactions with affiliates, in each case, subject to exclusions, and other customary covenants. These limitations also limit Euramax International's ability to transfer cash or assets to Euramax Holdings, whether by dividend, loan, or otherwise. The Indenture also contains customary events of default. If Euramax International undergoes a change of control (as defined in the Indenture), Euramax International will be required to make an offer to repurchase the notes at 101% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, to the date of redemption. As of April 3, 2015, Euramax International is in compliance with the covenants under the Indenture.
As of April 3, 2015, the $375 million outstanding under the Notes has been reclassified from long-term debt to current liabilities on the consolidated balance sheet.
Senior Unsecured Loan Facility
In March 2011, Euramax Holdings, Euramax International, and certain of its domestic subsidiaries entered into the Senior Unsecured Loan Facility with investment funds affiliated with Highland Capital Management, L.P. and Levine Leichtman Capital Partners, as lenders in the aggregate principal amount of $125.0 million. The indebtedness incurred under the Senior Unsecured Loan Facility was issued at 98% of par on March 18, 2011 and matures on October 1, 2016. The difference between the consideration received and the aggregate face amount of the Senior Unsecured Loan Facility ($0.6 million) is being amortized and recorded in interest expense using the effective interest rate method over the term. The Senior Unsecured Loan Facility bears interest at 12.25% per year in the event no election is made to pay interest in kind (PIK), and 14.25% (7.875% cash pay and 6.375% PIK) per year in the event a PIK election is made. Euramax International may make a PIK election for up to six quarters during the term of the Senior Unsecured Loan Facility. The interest rate on outstanding borrowings at April 3, 2015 was 12.25% as Euramax International has not made a PIK election. During the second quarter of 2014, Levine Leichtman Capital Partners assigned its holdings in the Senior Unsecured Loan Facility to Credit Suisse Loan Funding LLC.

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
The Senior Unsecured Loan Facility contains certain customary representations and warranties, affirmative covenants and events of default, including among other things, payment defaults, covenant defaults, cross‑defaults to certain indebtedness, certain events of bankruptcy, material judgments, and failure of any guaranty supporting the Senior Unsecured Loan Facility to be in force and effect in any material respect. If such an event of default occurs, the administrative agent would be entitled to take various actions, including the acceleration of amounts due under the Senior Unsecured Loan Facility and all actions permitted to be taken by an unsecured creditor. As of April 3, 2015, Euramax International was in compliance with the covenants under the Credit and Guaranty Agreement governing the Senior Unsecured Loan Facility.
ABL Credit Facility
On March 18, 2011, Euramax Holdings, Euramax International, and certain of its domestic subsidiaries entered into the ABL Credit Facility with various lenders, Regions Bank, as Collateral and Administrative Agent, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, and Regions Business Capital, as Sole Lead Arranger and Bookrunner. The ABL Credit Facility provides for revolving credit financing of up to $70 million, subject to a borrowing base, and matures on March 1, 2018. However, if the Agent has not received on or before December 31, 2015, evidence satisfactory to Agent that the scheduled maturity dates of the indebtedness arising under the Indenture and the Senior Unsecured Loan Facility, in each case, have been extended to a date that is 90 or more days following March 1, 2018, then the maturity date for the ABL Credit facility shall be January 31, 2016. In March 2014, Wells Fargo Capital Finance, LLC ceased to be Co-Collateral Agent and a Lender under the ABL Credit Facility.
Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to either (a) LIBOR plus an applicable margin or (b) a base rate determined by reference to the highest of (1) the prime commercial lending rate published by Regions Bank as its “prime rate” for commercial loans, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR plus 1.00%, plus an applicable margin. The applicable margin is dependent upon the type of borrowings Euramax International has made under the ABL Credit Facility. At April 3, 2015, the applicable margins are subject to Euramax International’s Average Excess Availability Percentage for the most recently ended fiscal quarter and range from 1.75% to 2.25% for LIBOR borrowings and 1.00% to 1.25% for Base Rate borrowings. The weighted average interest rate at April 3, 2015, including the applicable margin payable on outstanding borrowings under the ABL Credit Facility, was 2.25%. The ABL Credit Facility requires Euramax International to pay a commitment fee ranging from 0.375% to 0.5%, based on the unutilized commitments. Euramax International is also required to pay customary letter of credit fees, including, without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

On February 6, 2015 and March 23, 2015, Euramax Holdings entered into the Ninth and Tenth Amendments (the “Amendments”), respectively, to the ABL Credit Facility. Borrowings under the revolving credit facility made available pursuant to the ABL Credit Facility are subject to a borrowing base limit and satisfaction of certain conditions. The borrowing base for the existing revolving credit facility includes, subject to notice by the Company and the satisfaction of certain other specified conditions, three mutually exclusive seasonal overadvance amounts, “Seasonal Overadvance (Type A)” in the amount of $15.0 million, “Seasonal Overadvance (Type B)” in the amount of $9.0 million and “Seasonal Overadvance (Type C)” in the amount of $6.0 million. Pursuant to the Amendments, the Company requested the addition of the “Seasonal Overadvance (Type B)” amount to the borrowing base, and the ABL Credit Facility was amended to, among other items, (i) provide for alternate conditions for the “Seasonal Overadvance (Type B)” amount, which will only apply during a specified period in fiscal year 2015, as further described below, (ii) condition availability of the “Seasonal Overadvance (Type A)” amount on the continued satisfaction of the applicable overadvance conditions relating thereto, as further described below, and (iii) amend the financial covenants to, among other things, change certain of the conditions governing when such financial covenants are applicable.
Pursuant to the Amendments, if the “Seasonal Overadvance (Type B)” conditions are not satisfied at any time during the period from January 26, 2015 through May 31, 2015, then the alternate “Seasonal Overadvance (Type B)” conditions shall apply instead during such period. Pursuant to the alternate “Seasonal Overadvance (Type B)” conditions, inclusion of the alternate “Seasonal Overadvance (Type B)” amount in the borrowing base shall be subject to, among other conditions, (i) the Company's demonstrating compliance with (A) a U.S. fixed charge coverage ratio for the most recently ended twelve-month test period of 0.85 to 1.00 and (B) a specified minimum consolidated adjusted EBITDA covenant for the most recently ended twelve-month period of $52.0 million, (ii) payment of a fee equal to 0.2% of the applicable seasonal overadvance amount (the “Seasonal Overadvance Fee) and (iii) other customary conditions.
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
The Amendments also (i) provide for the suspension of the testing of the fixed charge coverage ratio financial covenant in the ABL Credit Facility that is otherwise applicable during certain financial covenant testing periods at any time when the regular “Seasonal Overadvance (Type B)” conditions or the “Seasonal Overadvance (Type C)” conditions are satisfied, and (ii) provides for the suspension of the testing of the minimum consolidated adjusted EBITDA covenant that is otherwise applicable during certain financial covenant testing periods at any time when the regular “Seasonal Overadvance (Type B)” conditions and the “Seasonal Overadvance (Type C)” conditions are not satisfied.
As of April 3, 2015, Euramax International is in compliance with the covenants under the credit agreement governing the ABL Credit Facility.
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

The Dutch Revolving Credit Facility contains financial and non-financial covenants customary for this type of financing. Financial covenants include, but are not limited to a minimum annual EBITDA target and a minimum requirement for risk-bearing capital, for Euramax Coated Products, BV, both measured at the Company's fiscal year end. The Dutch Revolving Credit Facility also contains a clause limiting further indebtedness. As of April 3, 2015, Euramax Coated Products, BV is in compliance with the covenants under the credit agreement governing the Dutch Credit Facility.
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
The provisions of the ABL Credit Facility only require Euramax International to meet the Minimum Consolidated Adjusted EBITDA or Minimum Fixed Charge Coverage Ratio under the ABL Credit Facility when excess availability is less than 12.5%. As of April 3, 2015, because excess availability under the ABL Credit Facility exceeded 12.5% of the borrowing base, Euramax International was not required to meet the Minimum Consolidated Adjusted EBITDA or Minimum Consolidated Fixed Charge Coverage Ratio under the ABL Credit Facility. The Company expects that if excess availability falls below 12.5% during the next twelve months, it will meet any minimum consolidated Fixed Charge Coverage Ratio or Minimum Consolidated Adjusted EBITDA thresholds.

Cash Flows
The following table summarizes our cash flows for the three months ended April 3, 2015 and March 28, 2014:

	Three months ended
	April 3, 2015	March 28, 2014
	(in thousands)
Net cash used in operating activities	$(32,470)	$(3,886)
Net cash used in investing activities	(2,066)	(1,445)
Net cash provided by financing activities	34,730	1,049
Effect of exchange rate changes on cash	(400)	(297)
Net decrease in cash and cash equivalents	$(206)	$(4,579)
Three months ended April 3, 2015 Compared to the Three months ended March 28, 2014.
Operating Activities. Cash used in operating activities in the first quarter of 2015 was approximately $32.5 million compared to cash used in operating activities of $3.9 million for the first quarter of 2014, a decrease in cash flow of $29.0 million. The significant increase in cash used in operations is primarily related to the timing of the Company's first quarter 2015 interim reporting period, which ended on April 3, 2015 due to the Company's 4-4-5 reporting calendar. As a result, interest payments on the Company's Notes and Senior Unsecured Loan Facility were made during the Company's first interim reporting period. In the first quarter of 2014, the Company's interim reporting period ended on March 28, 2014 and therefore interest payments were not made until the second interim reporting period in 2014. The timing of the period end dates resulted in interest payments totaling $25.9 million for the three month periods ended April 3, 2015 and $0.3 million for the three month period ended March 28, 2014, a net increase of $25.6 million. The remaining increase in cash used in operations is primarily related to increases in working capital to support higher net sales in 2015.
Investing Activities. Cash used in investing activities in the first quarter of 2015 was $2.1 million and was primarily comprised of capital expenditures.
Cash used in investing activities in the first quarter of 2014 was $1.4 million, which was primarily made up of capital expenditures of $1.5 million in the first quarter of 2014.
Financing Activities. Cash provided by financing activities during the first quarter of 2015 was $34.7 million and consisted of net borrowings on our ABL Credit Facility totaling $24.2 million and net borrowings on our European credit facilities totaling $10.5 million.
Cash provided by financing activities during the first quarter of 2014 was $1.0 million and consisted primarily of net repayments on the ABL Credit Facility of $13.8 million and debt issuance costs related to the amendment of the ABL Credit Facility of $0.1 million offset by net borrowings on our Dutch Revolving Credit Facility totaling $14.7 million.
Capital Expenditures
Our capital expenditures for the first quarter of 2015 and the first quarter of 2014 were $2.1 million and $1.5 million, respectively. Capital expenditures in each period relate primarily to purchases and upgrades of coil coating, fabricating, transportation and material moving and handling equipment.

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
Our cost of goods sold is subject to inflationary pressures and price fluctuations of the raw materials we use, particularly the cost of aluminum and steel. In addition, we are party to certain leases that contain escalator clauses contingent on increases based on changes in the Consumer Price Index. We believe that inflation and deflation had a minimal impact on our overall results of operations during the three months ended April 3, 2015 and March 28, 2014.
Working Capital Management
Working capital decreased $423.9 million, or 564.4%, to $(348.8) million as of April 3, 2015 from $75.1 million as of December 31, 2014. The decrease in working capital is primarily attributable to the increase in current portion of long-term debt. The outstanding borrowings on the Notes totaling $375.0 million mature on April 1, 2016. In the event the Notes are not refinanced prior to December 31, 2015, amounts outstanding under the ABL Credit Facility are due January 31, 2016. These debt facilities were classified within current liabilities in the consolidated balance sheet as of April 3, 2015. These reclassifications resulted in a $434.8 million decline in working capital. Further, we historically experience an increase in inventory and accounts receivable during the first half of the year as many customers in our markets increase purchases in the spring and gradually decline throughout the second half of the year.
Accounts receivable of $88.4 million as of April 3, 2015 increased $8.1 million, or 10.1%, from $80.3 million as of December 31, 2014. The primary reason for the increase in accounts receivable was a 17.5% increase in net sales for the month ended April 3, 2015 compared to the month ended December 31, 2014. Typically the majority of outstanding receivables are generated from net sales in the preceding two months. As of April 3, 2015, days sales outstanding in accounts receivable were 44.3 days compared to 36.4 days as of December 31, 2014.
Inventories of $110.6 million as of April 3, 2015 increased $4.2 million, or 3.9%, from $106.4 million as of December 31, 2014, primarily as a result of seasonal increases in demand. As of April 3, 2015, days sales in inventories were 64.0 days compared to 55.7 days as of December 31, 2014.
Accounts payable of $83.8 million as of April 3, 2015 increased $5.0 million, or 6.3%, from $78.8 million as of December 31, 2014. Higher accounts payable balances reflect increasing inventory levels throughout the year to support higher demand in peak seasons.
Current portion of long-term debt increased $445.3 million as of April 3, 2015. The current portion of long-term debt consisted of $375.0 million Notes, $59.8 million outstanding borrowings on the ABL Credit Facility, $14.2 million of outstanding borrowings on the Dutch Revolving Credit Facility and $1.0 million outstandings borrowings on the French Credit Facility as of April 3, 2015 compared to $3.5 million and $1.1 million outstanding borrowings on the Dutch Revolving Credit Facility and the French Credit Facility, respectively, as of December 31, 2014.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles. In order to apply these principles, management must make judgments, assumptions and estimates based on the best available information at the time. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For the three months ended April 3, 2015, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of April 3, 2015.
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
Foreign Currency Exchange Risk
Approximately 34.2% of our net sales for the three months ended April 3, 2015 originated in Europe. Although our sales outside the United States are subject to exchange rate fluctuations, we do not use derivatives to manage our foreign currency exchange risks resulting from foreign sales. Changes in foreign exchange rates affect other income recorded in relation to translation gains and losses on intercompany obligations denominated in a foreign currency.
Interest Rate Risk
We manage interest rate risk through the use of fixed rate debt and may in the future utilize interest rate swap contracts. We have fixed rate debt from our Notes and our Senior Unsecured Loan Facility. Our floating rate exposure is related to our ABL and Dutch Revolving Credit Facilities, which are tied to changes in the LIBOR and Euribor rates, respectively.
We had no interest rate swap contracts outstanding during the three months ended April 3, 2015 or March 28, 2014.
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
Item 4.  Controls and Procedures
Disclosure Controls and Procedures
The Company under the supervision and with the participation of the Company’s management, including the President (its principal executive officer) and the Chief Financial Officer (its principal financial officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our management, including our President and our Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of April 3, 2015.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended April 3, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information
Item 1.  Legal Proceedings
From time to time, we are party to various legal proceedings arising in the ordinary course of business. The Company is not currently a party to any legal proceeding the result of which it believes could have a material adverse impact upon its business, financial position or results of operations.
Item 1A.  Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 5.  Other Information
In connection with Tyrone Johnson's appointment as President, North America effective May 23, 2015, Mr. Johnson and the Company entered into an Employment Agreement, dated May 14, 2015 (the “Employment Agreement”). The Employment Agreement provides that Mr. Johnson will be entitled to a base salary of $325,000 and the target for his annual bonus with respect to fiscal year 2015 shall be at least 35% of his base salary. Under the Employment Agreement, Mr. Johnson is also entitled to receive 500 shares of restricted stock in the Company. In the event that Mr. Johnson’s employment is terminated by the Company without cause (as defined in the Employment Agreement), or Mr. Johnson terminates his employment for good reason (as defined in the Employment Agreement), he will be entitled to receive as severance a continuation of his base salary for a period of 12 months following the termination of his employment.

Item 6.  Exhibits
EXHIBIT INDEX

Number	Exhibit Title
31.1	Rule 13a-14(a)/15d-14(a) Certification of Euramax Holdings, Inc.'s President.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Euramax Holding's Inc.’s Chief Financial Officer.
32.1	Certification of the PEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1	Executive Employment Agreement, dated May 14, 2015, by and between Euramax International, Inc. and Tyrone Johnson.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EURAMAX HOLDINGS, INC.

Date: May 14, 2015	/s/ Mary S. Cullin
Mary S. Cullin
Senior Vice President, Chief Financial Officer & Treasurer